Form 10-K
period 2012-12-31
NASDAQ OMX GROUP, INC.
filed 2013-02-21
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.6 billion (this amount represents approximately 116.7 million shares of The NASDAQ OMX Group, Inc.’s common stock based on the last reported sales price of $22.67 of the common stock on The NASDAQ Stock Market on such date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 8, 2013
Common Stock, $.01 par value per share	165,678,013 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders	Part III

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

Throughout this Form 10-K, unless otherwise specified:

•	“NASDAQ OMX,” “we,” “us” and “our” refer to The NASDAQ OMX Group, Inc.

•	“The NASDAQ Stock Market” and “NASDAQ” refer to the registered national securities exchange operated by The NASDAQ Stock Market LLC.

•	“OMX AB” refers to OMX AB (publ), as that entity operated prior to the business combination with Nasdaq.

•	“Nasdaq” refers to The Nasdaq Stock Market, Inc., as that entity operated prior to the business combination with OMX AB.

•	“OMX” refers to OMX AB (publ) subsequent to the business combination with Nasdaq.

•	“NASDAQ OMX Nordic” refers to collectively, NASDAQ OMX Stockholm, NASDAQ OMX Copenhagen, NASDAQ OMX Helsinki and NASDAQ OMX Iceland.

•	“NASDAQ OMX Nordic Clearing” refers to collectively, the clearing operations conducted through NASDAQ OMX Nordic and NASDAQ OMX Commodities.

•	“NASDAQ OMX Baltic” refers to collectively, NASDAQ OMX Tallinn, NASDAQ OMX Riga and NASDAQ OMX Vilnius.

•	“PHLX” refers to the Philadelphia Stock Exchange, Inc. and its subsidiaries, as that entity operated prior to its acquisition by NASDAQ OMX.

•	“NASDAQ OMX PHLX” refers to NASDAQ OMX PHLX LLC (formerly NASDAQ OMX PHLX, Inc.) subsequent to its acquisition by NASDAQ OMX.

•	“SEK” or “Swedish Krona” refers to the lawful currency of Sweden.

* * * * * *

Aces®, BX Venture Market®, Directors Desk®, Dream It. Do It®, EVI®, GlobeNewswire®, INET®, ITCH®, Market Intelligence Desk®, Market Mechanics®, MarketSite®, NASDAQ®, NASDAQ Biotechnology®, NASDAQ Biotechnology Index®, NASDAQ Capital Market®, NASDAQ Competitive VWAP®, NASDAQ Composite®, NASDAQ Composite Index®, NASDAQ Computer Index®, NASDAQ-Financial Index®, NASDAQ Financial-100 Index®, NASDAQ Global Market®, NASDAQ Global Select Market®, NASDAQ Industrial Index®, NASDAQ Interact®, NASDAQ Internet Index®, NASDAQ Is There When the Bell Stops Ringing®, NASDAQ Market Analytix®, NASDAQ Market Center®, NASDAQ Market Forces®, NASDAQ Market Velocity®, NASDAQ MarketSite®, NASDAQ MAX®, NASDAQ Market Analytix®, NASDAQ National Market®, NASDAQ OMX®, NASDAQ OMX Advantage®, NASDAQ OMX Alpha Indexes®, NASDAQ OMX BX®, NASDAQ OMX Event Technologies®, NASDAQ OMX Express®, NASDAQ OMX Futures Exchange®, NASDAQ OMX Green Economy Index®, The NASDAQ OMX Group®, NASDAQ OMX Nordic®, NASDAQ OMX Social Stream®, NASDAQ Q-50 Index®, NASDAQ Report Source®, NASDAQ Social Stream®, NASDAQ Telecommunications Index®, NASDAQ TotalView®, NASDAQ Trade Up®, NASDAQTrader®, NASDAQ Transportation®, NASDAQ US ALL Market®, NASDAQ Volatility Guard®, NASDAQ Workstation®, NASDAQ Workstation II®, NASDAQ-100®, NASDAQ-100 European®, NASDAQ-100 Index®, NASDAQ-100 Index Tracking Stock®, NDX®, NFX World Currency®; NFX XL®, NLX®, NOMX®, PHLX®, PORTAL Alliance®, QQQ®, QView®, Shareholder.com®, SuperCab®, The NASDAQ Stock Market®, The Stock Market for the Next 100 Years®, Trade Up®, and UltraFeed® are registered trademarks of The NASDAQ OMX Group, Inc.

“FINRA®” and “Trade Reporting Facility®” are registered trademarks of the Financial Industry Regulatory Authority, or FINRA.

All other trademarks and servicemarks used herein are the property of their respective owners.

* * * * * *

This Annual Report on Form 10-K includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Annual Report on Form 10-K for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds;

ii

therefore, the data may not be comparable to other publicly-available IPO data. Data in this Annual Report on Form 10-K for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Annual Report on Form 10-K for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

iii

Forward-Looking Statements

The U.S. Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future expectations as to industry and regulatory developments or business initiatives and strategies, future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	our 2013 outlook;

•	the scope, nature or impact of acquisitions, divestitures, investments or other transactional activities;

•	the integration of acquired businesses, including accounting decisions relating thereto;

•	the effective dates for, and expected benefits of, ongoing initiatives, including strategic and capital return initiatives;

•	the impact of pricing changes;

•	tax matters;

•	costs and savings associated with restructuring activities;

•	the cost and availability of liquidity; and

•	the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are more fully described under the caption “Item 1A. Risk Factors,” in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of December 31, 2012, The NASDAQ Stock Market was home to 2,577 listed companies with a combined market capitalization of approximately $5.2 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, three options markets and a futures market. We also engage in riskless principal trading and clearing of over-the-counter, or OTC, power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of December 31, 2012, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 754 listed companies with a combined market capitalization of approximately $1.0 trillion. We also operate NASDAQ OMX Armenia.

In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange, one of Europe’s largest carbon exchanges and together with Nord Pool Spot, N2EX, a marketplace for physical U.K. power contracts. We also operate NOS Clearing, a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market.

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

On February 27, 2008, Nasdaq and OMX AB combined their businesses pursuant to an agreement with Borse Dubai Limited, a Dubai company, or Borse Dubai, and Nasdaq was renamed The NASDAQ OMX Group, Inc. This transformational combination resulted in the expansion of our business from a U.S.-based exchange operator to a global exchange company offering technology that powers our own exchanges and markets as well as more than 70 other exchanges, clearing organizations and central securities depositories in more than 50 countries. Our Genium INET and X-stream INET technology platforms, based on proven INET technology, provide technology to customers with the speed, scale and reliability required to meet the specific needs of their markets.

Also in 2008, we expanded our U.S. Market Services business through the acquisitions of the Philadelphia Stock Exchange, Inc., or PHLX, and the Boston Stock Exchange, Incorporated, or BSX. These acquisitions allowed us to extend our presence in the derivatives markets and we currently operate three separate options markets. In addition, we have used the licenses acquired in these acquisitions to launch two additional U.S. cash equities markets. In 2010, we also grew our Market Services offerings with the acquisition of FTEN, Inc., or FTEN, a leading provider of Real-Time Risk Management, or RTRM, solutions for the financial securities market.

We also have expanded into the business of trading and clearing commodities products in recent years. In 2008, we acquired the clearing, international derivatives and consulting subsidiaries of Nord Pool ASA, or Nord Pool. As a result of this acquisition, we launched NASDAQ OMX Commodities, which offers energy and carbon derivatives products. In 2010, we acquired a derivatives trading market through the purchase of the remaining businesses of Nord Pool. Also in 2010, through our subsidiary NASDAQ OMX Commodities Clearing Company, or NOCC, we purchased the assets of North American Energy Credit and Clearing Corp., expanding our presence in the OTC energy commodity markets. Together with Nord Pool Spot, NASDAQ OMX Commodities launched N2EX, a marketplace for physical U.K. power contracts. In July 2012, we acquired NOS Clearing, a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market.

In August 2010, we acquired SMARTS Group Holdings Pty Ltd, or SMARTS, a leading technology provider of surveillance solutions to exchanges, regulators and brokers. This acquisition allowed our Market Technology business to enter the surveillance and compliance market.

In recent years, we have expanded our Corporate Solutions business, which provides customer support services, products and programs to companies including companies listed on our exchanges, through organic growth and numerous acquisitions. In May 2012, we acquired a 72% ownership interest in BWise Beheer B.V. and its subsidiaries, or BWise, a Netherlands-based service provider that offers enterprise governance, risk management and compliance software and services to help companies track, measure and manage key organizational risks. We have agreed to purchase the remaining 28% ownership interest in BWise in two separate transactions, resulting in 100% ownership by the first half of 2015. Most recently, in December 2012, we entered into an agreement with Thomson Reuters to acquire its Investor Relations, Public Relations and Multimedia Solutions businesses. Upon closing, these complementary businesses will be integrated into our Corporate Solutions business. The proposed transaction is subject to customary regulatory approvals and is expected to close in the first half of 2013.

Competitive Strengths

Premier global exchange company. We are a premier global exchange company that operates the largest cash equities market in terms of share value traded in the world. For the year ended December 31, 2012, our exchanges had an average daily trading volume of 6.6 million trades in cash equities, representing a value of approximately $12.4 trillion. In addition, across our markets, we had 3,331 listings representing over 40 countries as of December 31, 2012, including many of the world’s largest companies. Our wholly-owned subsidiary The NASDAQ Stock Market continues to be the single largest liquidity pool for trading cash equities in the U.S.

Leader in global exchange technology. We believe we are the leader in global exchange technology. As the world’s first electronic stock market, we pioneered electronic trading and have continued to innovate over the last 40 years. Our INET platform processes trades at sub-55 microsecond average transaction speeds with close to 100% system reliability. In addition, our platforms are highly scalable with current capacity at ten times the average daily volume allowing significantly higher transaction volume to be handled at low incremental cost. Furthermore, we were the first exchange to offer electronic trading and integrated derivatives trading and clearing to other exchanges and today have a global technology customer base of more than 70 marketplaces in over 50 countries worldwide, including China (Hong Kong), Japan, Singapore, Australia and the U.S. Our Genium INET offering, based on proven INET technology, provides technology customers with the speed, scale and reliability required to meet the specific needs of their markets. We believe that we will continue to provide leading technology for the world’s competitive and demanding capital markets, which increasingly require that exchanges be able to constantly secure the best price for investors and issuers, a natural strength of our technology and electronic trading platforms.

Diversified operations and products. We have a diversified business, both in terms of geography and product offerings. In addition, our recent acquisitions, investments and strategic initiatives have significantly diversified our product offerings, particularly in the derivatives trading and clearing, commodities, corporate solutions and surveillance technology businesses. Our business has continued to increase subscription-based and recurring revenue.

Proven and disciplined management team. We have a proven and disciplined management team led by Robert Greifeld, our Chief Executive Officer, that has substantial financial services industry experience and expertise in making and integrating strategic acquisitions. We believe the NASDAQ OMX management team has demonstrated an ability to innovate and respond effectively to market opportunities.

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

Products and Services

Prior to January 1, 2013, we operated in three segments: Market Services, Issuer Services and Market Technology. Of our 2012 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,663 million, 66.4% was from our Market Services segment, 22.5% was from our Issuer Services segment and 11.1% was from our Market Technology segment. Of our 2011 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,682 million, 67.6% was from our Market Services segment, 21.5% was from our Issuer Services segment and 10.9% was from our Market Technology segment. Of our 2010 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,516 million, 67.6% was from our Market Services segment, 22.3% was from our Issuer Services segment, 10.0% was from our Market Technology segment and 0.1% related to other revenues.

See Note 19, “Business Segments,” to the consolidated financial statements for additional financial information about our segments and geographic data.

As announced in January 2013, we realigned our reportable segments as a result of changes to the organizational structure of our businesses. See Note 20, “Subsequent Event,” to the consolidated financial statements for further discussion.

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

U.S. Transaction Services

In the U.S., we offer trading in cash equity securities, derivatives and ETFs on our cash equities, options and futures markets and engage in riskless principal trading of OTC power and gas contracts through NASDAQ OMX Commodities Clearing, or NOCC. Our transaction-based platforms in the U.S. provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues.

Cash Equities Trading. The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities, matching an average of approximately 17.0% of all U.S. cash equities volume for 2012.

We also operate two additional U.S. cash equities markets, called NASDAQ OMX BX and NASDAQ OMX PSX. With these markets, we offer a second and third quote within the U.S. cash equities marketplace, providing our customers enhanced trading choices and price flexibility. All of our cash equities exchanges are run on our INET trading system, providing customers additional fast and efficient cash equity securities markets using familiar technology. In accessing these markets, our customers can leverage existing infrastructure, reducing incremental costs when connecting. In 2012, NASDAQ OMX BX matched an average of approximately 2.7% and NASDAQ OMX PSX matched an average of approximately 1.1% of all U.S. cash equities volume.

Our fully electronic U.S. transaction-based platforms provide members with the ability to access, process, display and integrate orders and quotes in cash equity securities. Market participants include market makers, broker-dealers, alternative trading systems, or ATSs, and registered securities exchanges. These services are offered for NASDAQ-listed and non-NASDAQ-listed securities. Specifically, our platforms:

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

Trade Reporting. All U.S. registered national securities exchanges and securities associations are required to establish a transaction reporting plan for the central collection of price and volume information concerning trades executed in those markets. Trades executed on our cash equities exchanges are automatically reported under the appropriate transaction reporting plan. Currently, market participants are not charged for the reporting of most of these trades. Our cash equities exchanges, however, earn revenues for all of these trades in the form of shared market information revenues under the Unlisted Trading Privileges Plan, or the UTP Plan, for NASDAQ-listed securities and under the Consolidated Tape and Consolidated Quotation Plans for securities listed on the New York Stock Exchange, or NYSE, NYSE MKT and other exchanges.

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

U.S. Derivative Trading and Clearing. In the U.S., we operate The NASDAQ Options Market, NASDAQ OMX PHLX and NASDAQ OMX BX Options for the trading of equity options, ETF options, index options and foreign currency options. As of December 31, 2012, NASDAQ OMX PHLX, which operates a hybrid electronic and floor-based market, was the largest equity options market in the U.S. During the year ended December 31, 2012, our options markets had an average combined market share of approximately 27.2% in the U.S. equity options market, consisting of approximately 21.3% at NASDAQ OMX PHLX, 5.5% at The NASDAQ Options Market and 0.4% at NASDAQ OMX BX Options. Together, the combined market share of 27.2% represented the largest share of the U.S. equity options market and ETF options market. Our options trading platforms provide trading opportunities to both retail investors, algorithmic trading firms and market makers, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often trade on the floor.

In the U.S., we also operate NFX, a designated contract market regulated by the U.S. Commodity Futures Trading Commission, or CFTC. NFX offers trading of futures contracts on spot gold, which clear at The Options Clearing Corporation, or OCC.

NASDAQ OMX also engages in riskless principal trading and clearing of OTC power and gas contracts through our subsidiary NOCC.

European Transaction Services

Nordics. NASDAQ OMX Nordic’s operations comprise the exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland. Collectively, the exchanges offer trading for cash equities and bonds, trading and clearing services for derivatives, and clearing services for resale and repurchase agreements. Our platform allows the exchanges to share the same trading system, which enables efficient cross-border trading and settlement, cross membership and a single source for Nordic market data.

Trading is offered in Nordic securities such as cash equities and depository receipts, warrants, convertibles, rights, fund units, ETFs, bonds and other interest-related products. NASDAQ OMX Stockholm also offers trading in derivatives, such as stock options and futures, index options and futures, fixed-income options and futures and stock loans. Settlement and registration of cash trading takes place in Sweden, Finland, Denmark and Iceland via the local central securities depositories.

NASDAQ OMX’s trading offerings also include cash equities listed in Norway and Norwegian derivatives products. The offering is designed to provide lower trading costs and other benefits for customers seeking to trade all Nordic cash equity products on one platform.

Most of our cash equity trades on the exchanges that comprise NASDAQ OMX Nordic are centrally cleared by the European Multilateral Clearing Facility N.V., or EMCF, a leading European clearinghouse in which we own a 22% equity stake.

NASDAQ OMX Stockholm offers clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the central counterparty, or CCP. NASDAQ OMX Stockholm also operates a clearing service for the resale and repurchase agreement market. As a result of an agreement between the Swedish Money Market Council and NASDAQ OMX, a large portion of the Swedish Interbank resale and repurchase agreement market is cleared through NASDAQ OMX Stockholm.

Baltics. NASDAQ OMX Baltic operations comprise the exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania). As of December 31, 2012, NASDAQ OMX owns NASDAQ OMX Tallinn and has a majority ownership in NASDAQ OMX Vilnius and NASDAQ OMX Riga. In addition, NASDAQ OMX Tallinn owns the central securities depository in Estonia, NASDAQ OMX Riga owns the central securities depository in Latvia, and NASDAQ OMX Helsinki and NASDAQ OMX Vilnius jointly own the central securities depository in Lithuania.

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

TOM. In December 2012, we announced an agreement to acquire a 25% stake in The Order Machine, or TOM, a Dutch cash equities and equity derivatives trading venue. The terms of the transaction also provide us an option to acquire an additional 25.1% of the remaining shares at a future date. This transaction delivers on our strategy to expand our derivatives presence across the European market. The acquisition is subject to regulatory approval.

Commodities Trading and Clearing. NASDAQ OMX Commodities offers trading and clearing of international power derivatives, carbon and other commodities products. NASDAQ OMX Commodities’ offering includes the world’s largest power derivatives exchange and one of Europe’s largest carbon exchanges.

NASDAQ OMX Commodities has over 400 members across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industrial, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP.

In addition, NASDAQ OMX Commodities, together with Nord Pool Spot, operates N2EX, a marketplace for physical U.K. power contracts.

In July 2012, we acquired NOS Clearing, a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market.

U.K. In June 2012, we announced the intention to launch a new London-based trading venue, NLX, offering a range of both short-term interest rate (STIRs) and long-term interest rate (LTIRs) euro—and sterling-based listed derivative products. NLX aims to enhance the competitive landscape by providing highly competitive execution and clearing fees and significant margin efficiencies. The platform is expected to launch in the second quarter of 2013, pending Financial Services Authority approval.

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

Access Services revenues also include revenues from FTEN, a leading provider of RTRM solutions for the financial securities market. As a market leader in RTRM, FTEN provides broker-dealers and their clients the ability to manage risk more effectively in real-time, which leads to better utilization of capital as well as improved regulatory compliance.

In 2012, we announced the launch of FinQloud, a platform for financial services applications that provides efficient management and storage of financial data.

Market Data

We earn Market Data revenues from U.S. tape plans and U.S. and European proprietary market data products.

Net U.S. Tape Plans. The NASDAQ Stock Market operates as the exclusive Securities Information Processor of the UTP Plan for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX are participants in the UTP Plan and share in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether traded on The NASDAQ Stock Market or other exchanges. We sell this information to market participants and to data distributors, who then provide the information to subscribers. After deducting costs associated with our role as an exclusive Securities Information Processor, as permitted under the revenue sharing provision of the UTP Plan, we distribute the tape revenues to the respective UTP Plan participants, including The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE MKT-listed securities are reported and disseminated in real time, and as such, we share in the tape revenues for information on NYSE- and NYSE MKT-listed securities.

U.S. Market Data Products. Our market data products enhance transparency and provide critical information to professional and non-professional investors. We collect, process and create information and earn revenues as a distributor of our own, as well as select, third-party content. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Our systems enable distributors to gain direct access to our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. Revenues from U.S. market data products are subscription-based and are generated primarily based on the number of data subscribers and distributors of our data.

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

We operate several other proprietary services and data products to provide market information, which include:

•	NASDAQ Basic, which offers a flexible and affordable way to provide customers with essential trading data of best bid and offer and last sale information;

•	NASDAQ Last Sale, which provides broad based and universal access to real-time last sale information via Internet portals;

•	NASDAQ Market Replay, a powerful replay and analysis tool that allows users to view order book and trade data for NASDAQ, NYSE- and NYSE MKT-listed securities at any point in time;

•	NASDAQ OMX DataStore, which is designed to transform the market data industry through use of plug-and-play technology to deliver new proprietary information content;

•

Mutual Fund Quotation Service, a service for over 29,000 mutual funds, money market funds and unit investment trusts that supports fund data, including net asset values, and capital gains and dividend income distribution and provides print and electronic media exposure for the funds;

•

Mutual Fund Dissemination Service, which is a service that facilitates the real-time and end-of-day recap dissemination of all mutual fund pricing information and is used by data vendors and media to receive complete net asset value data on funds;

•	Global Index Dissemination Service, which is a real-time data feed that carries the values for a number of broad-based and sector indexes and ETFs;

•	Top Of PHLX Options, which is a top-price-level data feed directly from the NASDAQ OMX PHLX options market;

•	MatchView, a direct data feed that provides a view of the prevailing best bid offer of other exchanges;

•	Global Index Watch, which provides index weights and components, including advanced notification of corporate actions, as well as real-time, daily and historical index values for NASDAQ OMX indexes;

•	NASDAQ Data-On-Demand, a service that gives customers instant access to historical Level 1 information;

•	Global Access, a service that uses NASDAQ OMX expertise to perform services for clients, such as client on-site reviews;

•	Event Driven Analytics, a machine readable news service delivering key economic indicators directly from the source; and

•	NASDAQ OMX Ultrafeed, an efficient aggregated and normalized data feed including all North American equity, options, futures, indexes and fund market data.

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

European market data products and services are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ OMX Commodities, for the following classes of assets: cash equities, bonds, derivatives and commodities. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data products are subscription-based and are generated primarily based on the number of data subscribers and distributors of our data.

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

•	Nordic Derivative TotalView ITCH, the low latency source for Nordic derivatives, which displays all bid/ask prices in the order book, real time listing details and trading information; and

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

Issuer Services

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses. We offer capital raising solutions to over 3,300 companies around the globe representing approximately $6.2 trillion in total market value as of December 31, 2012.

We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. We offer a consolidated global listing application to companies to enable them to apply for listing on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ Dubai. In addition, through our Corporate Solutions business, we offer companies access to innovative products and software solutions and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance.

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

As of December 31, 2012, a total of 2,577 companies listed securities on The NASDAQ Stock Market, with 1,446 listings on The NASDAQ Global Select Market, 634 on The NASDAQ Global Market and 497 on The NASDAQ Capital Market.

We aggressively pursue new listings from companies, including those undergoing IPOs as well as companies seeking to switch from alternative exchanges. In 2012, The NASDAQ Stock Market attracted 158 new listings. Included in these listings were 72 IPOs, almost 48% of the total U.S. IPOs in 2012. The new listings were comprised of the following:

Total New Listings on The NASDAQ Stock Market	158
Switches from NYSE/NYSE MKT	16
IPOs	72
Upgrades from OTC	36
ETFs, Structured Products and Other Listings	34

In 2012, a total of 16 NYSE- or NYSE MKT-listed companies switched to The NASDAQ Stock Market, representing approximately $135 billion in market capitalization, including Kraft Foods, Texas Instruments, Goodyear Tire & Rubber and Analog Devices.

European Listings. We also offer listings on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. For smaller companies and growth companies, we offer access to the financial markets through the NASDAQ OMX First North alternative marketplaces. As of December 31, 2012, a total of 754 companies listed securities on our Nordic and Baltic exchanges and NASDAQ OMX First North.

Our European listing customers are organizations such as companies, funds or governments. Customers issue securities in the form of cash equities, depository receipts, warrants, ETFs, convertibles, rights, options, bonds or fixed-income related products. In 2012, a total of 18 new companies were listed on our Nordic and Baltic exchanges and NASDAQ OMX First North.

Corporate Solutions. Our Corporate Solutions business provides customer support services, products and programs to customers, including companies listed on our exchanges. Through our Corporate Solutions offerings, companies gain access to innovative products and software solutions and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance. We provide corporate solutions in the following key areas of focus:

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

•

Corporate Communications and Reputation Management. Through our subsidiary, Glide Technologies, we offer corporate communications and reputation management solutions to investor relations and public relations professionals.

In May 2012, we acquired a 72% ownership interest in BWise, a Netherlands-based service provider that offers enterprise governance, risk management and compliance software and services to help companies track, measure and manage key organizational risks. We have agreed to purchase the remaining 28% ownership interest in BWise in two separate transactions, resulting in 100% ownership by the first half of 2015.

In December 2012, we entered into an agreement with Thomson Reuters to acquire its Investor Relations, Public Relations and Multimedia Solutions businesses. Upon closing, these complementary businesses will be integrated into our Corporate Solutions business. The proposed transaction is subject to customary regulatory approvals and is expected to close in the first half of 2013.

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

At the end of 2012, NASDAQ OMX indexes were the basis for over 7,000 structured products with nearly $1.0 trillion of notional value. NASDAQ OMX indexes are now the basis for 97 exchange traded products with over $55.0 billion in assets under management. Our flagship index, the NASDAQ-100 Index, includes the top 100 non-financial securities listed on The NASDAQ Stock Market.

During 2012, the Global Index Group launched the first phase of the NASDAQ Global Index Family, which includes approximately 4,000 indexes. The NASDAQ Global Index Family represents more than 98% of the global equity investable marketplace. The family consists of global securities broken down by market segment, region, country, size and sector. The NASDAQ Global Index Family covers 45 countries and 9,000 securities with a combined float-adjusted market capitalization of over $32 trillion.

In December 2012, NASDAQ OMX acquired the index business of Mergent, Inc., including Indxis. Mergent is an established index provider and a renowned supplier of business and financial data on global publically listed companies. With this acquisition, NASDAQ OMX Global Indexes became one of the largest providers of dividend-themed indexes based on benchmarked assets and further enhanced its custom index offering capabilities and services.

Market Technology

Powering more than 70 marketplaces in over 50 developed and emerging countries, we are the world’s leading technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. We also provide surveillance technology to 11 regulators and 71 brokers world-wide. Our technology business is also the sales channel for our complete global offering to other marketplaces.

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

NASDAQ OMX’s technology solutions are utilized by, among others, the Australian Securities Exchange, ICAP, Bolsa de Valores de Colombia, Egypt Stock Exchange, Hong Kong Exchanges and Clearing, SIX Swiss Exchange, Singapore Exchanges, Tokyo Commodity Exchange, Osaka Securities Exchange and SBI Japannext.

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

Broker Solutions. SMARTS Broker is a managed service designed for brokers and other market participants to assist them in complying with market rules, regulations and internal market surveillance policies. Delivered via a browser based application, SMARTS Broker is fast to implement, requires no on-site installation or maintenance, and comes with little or no hardware costs. This service covers 50 markets world-wide.

Core Technology. Technology plays a key role in ensuring the growth and reliability of financial markets. At NASDAQ OMX, we are committed to innovation through technology to ensure our position as a driving force in the exchange industry and to provide the best possible trading experience for our customers and investors. Investment decisions are made based on customer needs and general market trends. In 2012, NASDAQ OMX established an enterprise-wide operational excellence program to strengthen the way we develop, deploy and maintain technology products in the marketplace.

We continuously improve our core technology with a focus on reducing latency and improving capacity and reliability. NASDAQ OMX’s trading technology is capable of handling multi-million messages per second at an average speed of sub-55 microseconds, currently one of the fastest of any exchange or alternative trading system in the world.

The foundation for NASDAQ OMX’s core technology is INET. The INET technology is used across NASDAQ OMX’s U.S. and European markets. INET is also a key building block of our Market Technology offerings, Genium INET and X-stream INET. Genium INET and X-stream INET both combine innovative functionality with a modular approach to manage change and create new advantages for existing and new customers.

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

Cash equity securities trading. The U.S. marketplace continues to evolve as the number of exchanges increases and less heavily regulated broker-owned trading systems and ATSs, known collectively as dark pools, expand in number and activity. While many of the new entrants may have limited liquidity, some may attract significant levels of cash equity order volume through aggressive pricing, through interconnections with other systems, and from volume originating with broker-dealer owners and investors. In 2012, broker-dealer owned systems continued the rapid growth that began in 2009. In addition, there remains interest in electronic trading systems specializing primarily in large block trades, such as LiquidNet and Investment Technology Group’s POSIT platform. During 2010, three new exchange competitors to NASDAQ OMX appeared. No new U.S. exchanges were launched or received approval in 2011 or 2012. However, NASDAQ OMX continues to face fierce competition from all trading venues for market share.

Regulatory events also could result in significant changes in the competitive landscape. In June 2012, the SEC approved a plan for FINRA and the national securities exchanges to institute a limit up-limit down system designed to reduce short-term volatility in equity trading by preventing trades in individual exchange-listed stocks from occurring outside of a specified price band. The plan is expected to be implemented in 2013 with the intention of replacing the single stock trading pauses currently in place. These regulations stem from the 2010 SEC concept release on market structure issues as well as the events of the May 6, 2010 “flash crash.” In July 2012, the SEC voted to require national securities exchanges and FINRA to establish a market-wide consolidated audit trail (CAT) to improve regulators’ ability to monitor trading activity. We are currently working with FINRA and the other national securities exchanges to develop a plan to create a consolidated audit trail. Any potential rules concerning halting trading during volatile markets, market access, algorithmic (high-frequency) trading, alternative trading systems (such as dark pools), and other market structure issues could change the competitive landscape by helping or hurting NASDAQ OMX or its competitors’ business models.

In December 2012, IntercontinentalExchange, or ICE, announced plans to acquire NYSE Euronext. The deal is expected to close in the second half of 2013, subject to regulatory and shareholder approvals. Should the proposed transaction be completed, ICE has indicated its intent to spin off Euronext via an IPO. This transaction has the potential to affect the competitive environment we face in both the U.S. and Europe.

The European landscape is continuing to adapt to the competitive forces released by MiFID in November 2007. Throughout Europe, new MTFs have been created with the most prominent MTFs (Chi-X, Turquoise, and BATS) based in the United Kingdom and attracting a significant share of electronically matched volume. In 2012, BATS completed its acquisition of Chi-X Europe and currently operates both platforms independently but under common ownership. MTFs continue to grow their business in shares listed on our Nordic exchanges. Trade reporting alternatives to incumbent exchanges, such as Markit BOAT, also continue to be active. Electronic trading systems interested in pursuing block business have long been active in Europe and are looking to grow their businesses. In the Nordics, the Burgundy MTF grew modestly in 2010 but contracted slightly in both 2011 and 2012 and was acquired by the Oslo Borse in 2012. These entrants pursue many of the same strategies to attract order flow as do ATSs in the U.S., which include attractive pricing, participant investment, technological innovation and pursuit of exchange status. Because of the success of the new entrants, incumbent exchanges have lowered prices, adopted new technology, and prepared to compete aggressively for trading volumes and revenue. While the state of competition in Europe remains evolutionary, the level of competition faced by incumbent national exchanges will remain intense.

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

Derivatives. Our principal competitors for trading options in the U.S. include the Chicago Board Options Exchange, or CBOE, the International Securities Exchange, or ISE, NYSE ARCA, NYSE Amex, BATs Options, C2 Options Exchange and the BOX Options Exchange. Competition is focused on providing market participants with greater functionality, trading system stability, customer service, efficient pricing, and speed of execution. NASDAQ OMX operates three options exchanges with different market structures. NASDAQ OMX PHLX operates a customer priority, pro-rata hybrid electronic and floor based exchange and competes most directly with CBOE, ISE, NYSE Arca and NYSE Amex. The NASDAQ Options Market operates a price/time priority exchange and competes most directly with NYSE ARCA and BATS Options. On June 29, 2012, NASDAQ OMX launched NASDAQ OMX BX Options, its third options platform. NASDAQ OMX BX Options supports multiple allocation and priority models, including price/time priority and customer priority with pro rata execution allocation. Miami International Holdings, Inc. received approval to launch MIAX Options Exchange, a fully electronic options platform, and did so in December 2012. The further intensifying of competition for exchange traded options means that we must continuously review our technology and pricing.

MiFID does not address competition between derivatives markets to the extent that it addresses cash equities trading and consequently has been slower to affect competition in trading derivative securities. In 2012, NASDAQ OMX agreed to acquire a 25% stake in TOM, which competes with NYSE Euronext for trading single stock derivatives in the Netherlands. As of the end of 2012, TOM’s market share was 15%. Exchange based competition for trading in European derivatives continues to occur mainly where there is competition in trading for the underlying equities and our competition for options on European equities is primarily with EUREX Group, or EUREX, NYSE Liffe, EDX London Limited and, to a limited extent, the U.S. options exchanges. Such competition is limited to options on a small number of equity securities although these securities tend to be among the most active. In addition to exchange based competition in derivatives, we continue to face competition from OTC derivative markets.

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

At this time, competition in clearing in Europe remains limited with a few new non-national clearinghouses such as EMCF, X-Clear and EuroCCP serving non-national MTFs or offering alternative clearing facilities for trades executed on incumbent exchanges. However, competition is altering the clearing business in Europe in response to the European Code of Conduct in Clearing and Settlement.

In the U.S., competition in equity clearing has been legislatively called for since 1975 but only recently have technological advances made competitive clearing in the U.S. a viable possibility. Should clearing competition become a reality in the U.S., it may have an impact on equity trading and on our business as clearing is a non-trivial cost of trade execution.

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

Our revenues from the sale of consolidated market data products and services are under competitive threat from other securities exchanges that trade NASDAQ-listed securities. Current SEC regulations permit these regional exchanges and FINRA’s Alternative Display Facility to quote and trade NASDAQ-listed securities. Trade reporting facilities regulated by FINRA are also operated by The NASDAQ Stock Market and other exchanges. The UTP Plan entitles these exchanges, FINRA’s Alternative Display Facility, and the trade reporting facilities to a share of UTP Plan tape fees, based on the formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, The NASDAQ Stock Market similarly competes for the tape fees from the sale of information on NYSE—and NYSE MKT-listed securities for those respective tape plans.

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

The sale of our proprietary data products in both the U.S. and Europe is under competitive threat from alternative exchanges and trading venues that offer similar products, sometimes at a lower price or free of charge. Our market data business competes with other exchanges and third party vendors in providing information to market participants. Consequently, our data products must be competitive in speed, reliability, content and price to succeed in the marketplace. New exchanges and trading systems entering the market have recognized the strong connection between market data and transactions volume, and new entrants typically price their market data very aggressively in order to grow transactions volume, thereby limiting our flexibility in pricing market data. Any action by a market participant to provide information to another exchange or market data vendor could have a negative impact on our data products. The market data business must also adapt to rapidly changing information delivery technologies and constantly invest in innovative product design and development. Other market data providers may not face the regulatory obligations we face and may consequently be more flexible in pricing and more agile in deploying new products and business methods to our detriment. The growth of the number of proprietary data feeds offered by NASDAQ OMX and other exchanges has also increased the reluctance of some data vendors to add new feeds to their product offerings which further complicates exchanges’ efforts to expand their market data offerings.

Listings. Our primary competitor for larger company listings in the U.S. is NYSE. The NASDAQ Stock Market also competes with NYSE MKT for listing of smaller companies. In early 2012, BATS announced its first primary listings which are currently limited to ETFs. DirectEdge has announced its intention to compete for listings in the future. The NASDAQ Stock Market also competes with local and overseas markets for listings by companies that choose to list outside of their home country.

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

With the registration of The NASDAQ Stock Market as a national securities exchange in 2006, we received our own SRO status through our exchange subsidiary, separate from that of FINRA. With the acquisitions of PHLX and BSX, we acquired additional SRO licenses. As SROs, each entity has separate rules pertaining to its broker-dealer members and listed companies. Broker-dealers that choose to become members of The NASDAQ Stock Market, NASDAQ OMX PHLX, and/or NASDAQ OMX BX are subject to the rules of those exchanges. Broker-dealers may also choose other SRO memberships, including membership in FINRA.

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

NASDAQ OMX currently operates three cash equities and three options markets in the United States. We operate The NASDAQ Stock Market and The NASDAQ Options Market pursuant to The NASDAQ Stock Market’s SRO license; NASDAQ OMX BX and NASDAQ OMX BX Options pursuant to NASDAQ OMX BX’s SRO license; and NASDAQ OMX PSX and the NASDAQ OMX PHLX options market pursuant to NASDAQ OMX PHLX’s SRO license. In addition, NASDAQ OMX BX regulated the BOX Market, pursuant to a regulatory services agreement between a subsidiary of NASDAQ OMX BX and BOX. NASDAQ OMX did not have an ownership interest in BOX, and BOX compensated NASDAQ OMX BX based on the cost of the regulatory services provided to BOX. Under the terms of the regulatory services agreement, NASDAQ OMX BX’s services for the BOX Market terminated for trades occurring after May 11, 2012. BOX became its own SRO on May 14, 2012. NASDAQ OMX BX will continue to provide regulatory services for trades occurring prior to the termination date until all regulatory matters related to these trades have been resolved.

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

Regulatory Audit. Prior to our acquisition of BSX, BSX was issued an administrative order by the SEC in September 2007. Pursuant to the order, BSX agreed to comply with certain undertakings, one of which was to retain a third-party auditor to conduct a comprehensive audit of BSX’s surveillance, examination, investigation and disciplinary programs. BSX also undertook to include the audit opinion in its annual report. Since neither BSX nor its successor entity NASDAQ OMX BX prepares an annual report, the report of the regulatory auditor, Katten Muchin Rosenman LLP, which was dated January 7, 2013, is included below.

The Nasdaq OMX BX, Inc. (“Nasdaq” or the “Exchange”) retained Katten Muchin Rosenman LLP (“Katten”) as a third-party auditor to fulfill an undertaking with the Securities and Exchange Commission (the “Commission”), made pursuant to an administrative order (the “Order”) originally issued against the Boston Stock Exchange (“BSE”) in September 2007.(1) The Order required the third-party auditor to provide an audit opinion as to its assessment of the Exchange’s surveillance, examination, investigation and disciplinary programs.(2) We are writing at this time to provide our audit opinion as required by the Order.

As noted above, the Order was originally issued against the BSE. The Order detailed violations of customer priority rules committed by specialist participant firms on the trading floor of the BSE between 1999 and 2004 involving the BEACON trading system. In 2008, Nasdaq acquired all of the outstanding membership interest in the BSE and its two subsidiaries, Boston Options Exchange Regulation, L.L.C. and the BSE Clearing Corporation. Although the activities detailed by the Order had no relation to Nasdaq (other than through Nasdaq’s acquisition of BSE), Nasdaq proceeded with third-party audits of the Boston Options Exchange (“BOX”) and the equities platform of Nasdaq OMX BX (which commenced operations in January 2009).

The Order required the third-party auditor to conduct an initial audit and a second audit two years after the date of the initial audit. The third-party auditor was to evaluate certain aspects of the Exchange including the surveillance, examination, investigation and disciplinary programs of the Exchange. As well, the Order required the third-party auditor to evaluate the Exchange’s testing process of the Exchange’s automated surveillance systems to analyze the effectiveness of such surveillance systems.(3)

Katten completed the first round of audits in 2010 and issued confidential reports concerning the surveillance, examination, investigation and disciplinary programs of BOX on June 29, 2010 and the equities platform of Nasdaq OMX BX on July 30, 2010 (collectively, the “Audit Reports”). The field work for the audits was conducted between November 2009 through March 2010 (“Audit Period”). An additional report assessing the testing process and surveillance quality assurance for Nasdaq OMX BX for equities was issued in February 2012 by a technology consultant. While field work for the technology review of BOX began in February 2012, the work was terminated when BOX ceased to be a facility of the Exchange in April 2012.(4)

Based on the scope of our audit and our considerations of the assessments set forth in our confidential Audit Reports and other such matters as we have deemed appropriate, we have concluded that notwithstanding certain observations and weaknesses that we have identified, including those set forth in the Audit Reports, Nasdaq OMX BX’s policies and procedures were reasonably designed and effective to detect and deter violations of the applicable federal securities laws and Exchange rules relating to trading on the Exchange during the Audit Period.

We recognize that no regulator can provide total assurance that violations of federal securities laws and Exchange rules relating to trading will be detected by surveillance systems and examinations. Also, the continued reasonableness of design and effectiveness of the Exchange’s policies and procedures after the Audit Period is subject to the risk that the Exchange’s policies and procedures may become inadequate or ineffective due to changes in business conditions or regulatory requirements or that the degree of compliance with such policies and procedures may decline.

The conclusion expressed in this letter is as of the date hereof. We assume no obligation to update, revise, or supplement this letter, nor to communicate further with or advise you with respect to any matter covered herein or any change, development, occurrence, circumstance, or condition in respect of any such matter. This letter is furnished solely to you in connection with the matters covered herein. This letter may not be used, relied upon, disclosed, circulated, published, communicated, made available, quoted, or referred to, by or to any other person, for any other purpose, or in connection with any other agreement, document, transaction or matter without the prior written consent of the undersigned.

(1)	Securities Exchange Act Release No. 34-56352 (Sept. 5, 2007).
(2)	The Order states that “[n]o later than 45 days after each audit is concluded, BSE shall require the auditor to submit an audit opinion as to its assessment of the BSE’s surveillance, examination, investigation and disciplinary programs to the BSE’s Board of Governors and to the following officers at the Commission … : (i) the Director of OCIE; (ii) the Director of the Division of Market Regulation; and (iii) the Director of the Boston Regional Office.” The Order at 9.
(3)	The Order required the auditor to “evaluate the BSE’s live testing process, to be conducted during non-trading hours, of the BSE’s automated surveillance systems using simulated trading data that includes data suggesting possibly abusive trading instances, including an analysis of the effectiveness of such surveillance systems when tested against the simulated trading patterns.” Order at 8.
(4)	The BOX Options Exchange LLC received approval from the Commission as a national securities exchange on April 27, 2012. Securities Exchange Act Release No. 66871 (April 27, 2012).

Broker-dealer regulation. NASDAQ OMX’s broker-dealer subsidiaries are subject to regulation by the SEC, the SROs and the various state securities regulators. Nasdaq Execution Services, LLC currently operates as our routing broker for sending orders from The Nasdaq Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX to other venues for execution. NASDAQ Options Services, LLC performs a comparable function with respect to routing of orders from The NASDAQ Options Market, NASDAQ OMX BX Options and NASDAQ OMX PHLX.

Nasdaq Execution Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of The NASDAQ Stock Market, NASDAQ OMX BX, NASDAQ OMX PHLX, BATS-Y Exchange, BATS-Z Exchange, CBOE, Chicago Stock Exchange, EDGA Exchange, EDGX Exchange, FINRA, National Stock Exchange, NYSE, NYSE MKT and NYSE Arca.

NASDAQ Options Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of The NASDAQ Stock Market , NASDAQ OMX PHLX, NASDAQ OMX BX Options, BATS-Z Exchange, BOX, CBOE, C2 Options Exchange, FINRA, ISE, NFA, Miami International Stock Exchange, NYSE MKT and NYSE Arca.

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

As of December 31, 2012, NASDAQ Execution Services and NASDAQ Options Services were in compliance with all of the applicable capital requirements.

Regulatory contractual relationships with FINRA. The NASDAQ Stock Market, NASDAQ OMX PHLX, NASDAQ OMX PSX and NASDAQ OMX BX have signed a series of regulatory service agreements covering the services FINRA provides to the respective SROs. Under these agreements, FINRA personnel act as our agents in performing the regulatory functions outlined above, and FINRA bills us a fee for these services. These agreements have enabled us to reduce our headcount while ensuring that the markets for which we are responsible are properly regulated. However, our SROs retain ultimate regulatory responsibility for all regulatory activities performed under these agreements by FINRA. In addition, our options markets have entered into a joint agreement with the other options exchanges for conducting insider trading surveillance. Our SROs continue to monitor the activities conducted under the agreement and continue to have regulatory responsibility in this area.

Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, approved by the SEC with respect to enforcement of common rules relating to common members. Our SROs have entered into several such agreements under which FINRA assumes regulatory responsibility for specifics covered by the agreement:

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

CFTC Regulation. With the acquisition of PHLX, we also acquired its subsidiary, NFX (formerly the Philadelphia Board of Trade), a designated contract market under the Commodity Exchange Act. As a designated contract market, NFX is subject to regulatory oversight by the CFTC, an independent agency with the mandate to regulate commodity futures and option markets in the U.S. NFX currently lists futures contracts for spot gold. The National Futures Association, or NFA, and The Options Clearing Corporation provide certain regulatory services to NFX pursuant to regulatory services agreements.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, also has resulted in increased CFTC regulation of some of our subsidiaries outside the United States and their customers.

Energy Commodity Regulation. Our subsidiary NOCC is regulated as a power marketer by the Federal Energy Regulatory Commission (for transactions in every state but Texas) and the Public Utility Commission of Texas (for transactions in Texas).

European Regulation

Regulation of our markets in the European Union and EEA focuses on issues relating to financial services, listing and trading of securities and market abuse. At the end of 2012, new regulations relating to CCP services and OTC derivatives transactions were adopted that will affect our clearinghouses in Europe. As the regulatory environment continues to change and related opportunities arise, we intend to continue product development, and ensure that the exchanges and clearinghouses that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic maintain favorable liquidity and offer efficient trading.

Confidence in capital markets is paramount for trading to function properly. NASDAQ OMX Nordic carries out market regulation through an independent unit that is separate from the business operations. The surveillance work is organized into two functions: one for the listing of instruments and surveillance of companies (issuer surveillance) and one for surveillance of trading (trading surveillance). The real-time trading surveillance for the Finnish, Icelandic, Danish and Swedish markets has been centralized to Stockholm. In Iceland, the surveillance activities are carried out by specially appointed persons. In addition, there are special personnel who carry out surveillance activities at each of the three Baltic exchanges and at NASDAQ OMX Oslo ASA with respect to the trading of commodities derivatives. There are three surveillance committees at NASDAQ OMX Nordic, one at each NASDAQ OMX Nordic exchange in Sweden, Finland and Denmark. These committees have an advisory role in relation to surveillance matters. In Sweden and Finland, decisions to list new companies are made by the listing committees of the exchanges. In Denmark and Iceland, listing decisions are made by the President of the exchange, a duty delegated by the board of NASDAQ OMX Copenhagen and NASDAQ OMX Iceland, respectively.

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

NASDAQ OMX Stockholm’s exchange and clearing activities are regulated primarily by the Swedish Securities Markets Act 2007:528 (SSMA), which sets up basic requirements regarding the board of the exchange or clearinghouse and its share capital, and which also outlines the conditions on which exchange and clearing licenses are issued. The SSMA also provides that any changes to the exchange’s articles of association following initial registration must be approved by the SFSA.

In December 2012, the European Commission adopted nine implementing technical standards to complement the obligations defined under the European Markets Infrastructure Regulation (EMIR) which became effective in August 2012. As a consequence of EMIR, NASDAQ OMX Stockholm and all European CCPs will need to reauthorize their CCP operations.

With respect to ongoing operations, the SSMA requires exchanges to conduct their activities in an “honest, fair and professional manner, and in such a way as to maintain public confidence in the securities markets.” When operating a regulated market, an exchange must apply the principles of free access (i.e., that each person which meets the requirements established by law and by the exchange may participate in trading), neutrality (i.e., that the exchange’s rules for the regulated market are applied in a consistent manner to all those who participate in trading) and transparency (i.e., that the participants must be given speedy, simultaneous and correct information concerning trading and that the general public must be given the opportunity to access this information). Additionally, the exchange operator must identify and manage the risks that may arise in its operations, use secure technical systems and identify and handle the conflicts of interest that may arise between the exchange or its owners’ interests and the interest in safeguarding effective risk management and secure technical systems. Similar requirements are set up by the SSMA and EMIR in relation to clearing operations.

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

Employees

As of December 31, 2012, NASDAQ OMX had 2,506 employees, including staff employed at consolidated entities where we have a controlling financial interest. Of the total employees, 1,123 were based in the U.S. and 1,383 were based outside of the U.S. None of our U.S. employees is subject to collective bargaining agreements or is represented by a union. Approximately 91 employees based in Denmark and Finland are covered by local union agreements.

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

Our website is www.nasdaqomx.com. Information on our website is not a part of this Form 10-K. We will make available free of charge on our website, or provide a link to, our Forms 10-K, Forms 10-Q and Forms 8-K and any amendments to these documents, that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. To access these filings, go to NASDAQ OMX’s website and click on “Investor Relations,” then under “Financial Information” click on “SEC Filings.”

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

Risks Relating to our Business

Our industry is highly competitive.

We face intense competition from other exchanges and markets for market share of trading activity and listings. In addition, our market data, global index, corporate solutions and market technology businesses face significant competition from other market participants. This competition includes both product and price competition and has continued to increase as a result of the creation of new execution and listing venues in the United States and Europe. Increased competition may result in a decline in our share of trading activity, listings and the markets for the products we offer, thereby adversely affecting our operating results.

The liberalization and globalization of world markets has resulted in greater mobility of capital, greater international participation in local markets and more competition. As a result, both in the U.S. and in other countries, the competition among exchanges and other execution venues has become more intense. In the last several years, many marketplaces in both Europe and the U.S. have demutualized to provide greater flexibility for future growth. The securities industry also has experienced consolidation, creating a more intense competitive environment. Regulatory changes, such as MiFID, also have facilitated the entry of new participants in the EU that compete with our European exchanges. The regulatory environment, both in the U.S. and in Europe, is structured to maintain this environment of intense competition. In addition, a high proportion of business in the securities markets is becoming concentrated in a smaller number of institutions and our revenue may therefore become concentrated in a smaller number of customers.

We also compete globally with other regulated exchanges and markets, ATSs, MTFs and other traditional and non-traditional execution venues. Some of these competitors also are our customers. Our exchange competitors include NYSE Euronext, LSE, Deutsche Börse, the Tokyo Stock Exchange, and a number of other exchanges in the U.S. and around the world. These exchanges offer a range of services comparable to those offered by our exchanges and generally compete with us in providing trade executions, trade reporting, market data, listings, regulation, index, and technology services. Public ATSs in the U.S. and MTFs in Europe are broker-dealer operated systems that offer trade execution services, typically at very low cost. Our competitors include Burgundy MTF in the Nordics. In London, two MTFs operated by BATS (Chi-X and BATS) and the Turquoise MTF operated by the LSE offer pan-European execution services in competition with our Nordic exchanges. Other competing execution venues include broker-dealer owned systems such as dark-pools and internalization engines that may or may not be registered as ATSs or MTFs. Like ATSs and MTFs, these venues also compete with us by offering low cost executions and differ from public ATSs and MTFs in the degree of transparency they offer and in restrictions on who may access these systems.

Competitors may develop market trading platforms that are more competitive than ours. Competitors may enter into strategic partnerships, mergers or acquisitions that could make their trading, listings, clearing or data businesses more competitive than ours. In December 2012, ICE announced plans to acquire NYSE Euronext. The deal is expected to close in the second half of 2013, subject to regulatory and shareholder approvals. Should the proposed transaction be completed, ICE has indicated intent to spin off Euronext via an IPO. This transaction has the potential to affect the competitive environment we face in both the U.S. and Europe. If we are unable to compete successfully in this environment, our business, financial condition and operating results will be adversely affected.

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

Our business performance is impacted by a number of factors, including general economic conditions in both the U.S. and Europe, market volatility, and other factors that are generally beyond our control. Although access to credit markets has improved, a long-term continuation of challenging economic conditions, or a worsening situation in Europe, is likely to negatively impact our business. Adverse market conditions could reduce customer demand for our services and the ability of our customers, lenders and other counterparties to meet their obligations to us. Poor economic conditions may result in a decline in trading volume, deterioration of the economic welfare of our listed companies and a reduction in the demand for our products, including our market data, indexes, corporate solutions and market technology. Trading volume is driven primarily by general market conditions and declines in trading volume may affect our market share and impact our pricing.

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

Our matched market share in NASDAQ-listed securities executed on NASDAQ declined from 46.1% in 2007 to 25.6% in 2012 and our combined matched market share in all U.S.-listed securities executed on all of our platforms declined from 29.1% in 2007 to 20.8% in 2012. In addition, as a result of the adoption of MiFID, a number of MTFs have launched, thereby significantly increasing competition in Europe. As a result, our matched market share in securities listed on our exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic has declined from 100% in 2007 to 68.7% in 2012.

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

We may experience losses and liabilities as a result of systems issues that arose during the Facebook, Inc. IPO.

In connection with the IPO by Facebook on May 18, 2012, systems issues were experienced at the opening of trading of Facebook shares. Certain of our members may have been disadvantaged by such systems issues, which have subsequently been remedied. We have announced a program for voluntary accommodations to qualifying members of up to $62 million, subject to approval by the SEC. As a result of the systems issues, we have been sued by retail investors and trading firms in certain putative class actions, many of which have been consolidated into one action, asserting negligence claims and violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, as amended, as well as in four other lawsuits by individual investors. We believe that these lawsuits are without merit and intend to defend them vigorously. In addition, the SEC is conducting an investigation into the Facebook matter, in which we are fully cooperating. While we are unable to predict the outcome of the pending litigation or the SEC investigation, an unfavorable outcome in one or more of these matters could have a material adverse effect on us. Pending the resolution of these matters, we expect to incur significant additional expenses in defending the lawsuits, in connection with the SEC investigation and in implementing technical changes and remedial measures which may be necessary or advisable.

Our role in the global marketplace may place us at greater risk for a cyber attack or other security incidents.

Our systems and operations are vulnerable to damage or interruption from security breaches, hacking, data theft, denial of service attacks, human error, natural disasters, power loss, fire, sabotage, terrorism, computer viruses, intentional acts of vandalism and similar events. Given our position in the global securities industry, we may be more likely than other companies to be a direct target, or an indirect casualty, of such events. In February 2011, we announced that, through our normal security monitoring systems, we detected suspicious files on our U.S. servers. The files were immediately removed and there has been no evidence that any customer information was accessed or acquired by third parties.

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

In June 2012, the SEC approved a plan for FINRA and the national securities exchanges to institute a limit up-limit down system designed to reduce short-term volatility in equity trading by preventing trades in individual exchange-listed stocks from occurring outside of a specified price band. The plan is expected to be implemented in 2013 with the intention of replacing the single stock trading pauses currently in place. In July 2012, the SEC voted to require national securities exchanges and FINRA to establish a market-wide consolidated audit trail (CAT) to improve regulators’ ability to monitor trading activity. We are currently working with FINRA and the other national securities exchanges in developing a plan to create a consolidated audit trail. At the end of 2012, new regulations relating to CCP services and OTC derivatives transactions were adopted that will affect our clearinghouses in Europe.

In addition, in the past two years, the SEC has taken regulatory actions in connection with issues described in its 2010 concept release on market structure, as well as the events of the May 6, 2010 “flash crash.” In 2011, the SEC implemented a new short sale restriction that triggers when a security declines 10% from its previous close and expanded its existing single stock trading pause to include all Regulation NMS securities. Any potential rules concerning trading halts during volatile markets, market access, algorithmic (high-frequency) trading, alternative trading systems (such as dark pools), and other market structure issues could change the competitive landscape and have a material impact on our business.

During the coming year, it is likely that there will be additional changes in the regulatory environment in which we operate our businesses, although we cannot predict the nature of these changes or their impact on our business at this time. The European Parliament continues its review of MiFID that could affect our operations in Europe. In addition, actions on any of the specific regulatory issues currently under review in the U.S. and Europe such as short selling, co-location, algorithmic (high-frequency) trading, market halts, the market data business, derivatives clearing, market transparency, taxes on stock transactions, restrictions on proprietary trading by certain of our customers and other related proposals could have a material impact on our business. In the U.S., the CFTC and SEC also will continue to take actions to fully implement the Dodd-Frank Act, a comprehensive banking and financial services reform package.

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

Regulatory changes or future court rulings may have an adverse impact on our revenue from proprietary market data products.

Regulatory and legal developments could reduce the amount of revenue that we earn from our proprietary market data products. In the U.S., we generally are required to seek approval from the SEC for the fees that we charge for our market data products. In recent years, certain industry groups have objected to the ability of exchanges to charge for certain market data products. One industry challenge is currently pending in federal appeals court. An adverse ruling in this matter could cause the SEC to more closely examine exchange market data fees. The SEC also has authority to undertake such review at its own discretion. If such an examination is conducted, and the results are detrimental to our U.S. exchanges’ ability to charge for market data, there could be a negative impact on our revenues. We cannot predict whether, or in what form, any regulatory changes will be implemented, or their potential impact on our business. A determination by the SEC, for example, to link market data fees to marginal costs, to take a more active role in the market data rate-setting process, or to reduce the current levels of market data fees could have an adverse effect on our market data revenues.

Our European exchanges currently offer market data to customers on a non-discriminatory basis at a reasonable cost. Future actions by the European Commission or European court decisions could affect our ability to offer market data products in the same manner that we do today thereby causing an adverse effect on our European market data revenues.

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

Stagnation or decline in the initial public offering market could have an adverse effect on our revenues.

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

The success of our business depends on our ability to keep up with rapid technological and other competitive changes affecting our industry. Specifically, we must complete development of, successfully implement and maintain electronic trading platforms that have the functionality, performance, capacity, reliability and speed required by our business, as well as by our customers.

The markets in which we compete are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing products and services, the adoption of new services and products and changing customer demands. We may not be able to keep up with rapid technological and other competitive changes affecting our industry. For example, we must continue to enhance our electronic trading platforms to remain competitive, and our business will be negatively affected if our electronic trading platforms fail to function as expected. If we are unable to develop our electronic trading platforms to include other products and markets, or if our electronic trading platforms do not have the required functionality, performance, capacity, reliability and speed required by our business, as well as by our customers, we may not be able to compete successfully. Further, our failure to anticipate or respond adequately to changes in technology and customer preferences, especially in our market technology business, or any significant delays in product development efforts, could have a material adverse effect on our business, financial condition and operating results.

Damage to our reputation or brand name could have a material adverse effect on our businesses.

One of our competitive strengths is our strong reputation and brand name. Various issues may give rise to reputational risk, including issues relating to:

•	our ability to maintain the security of our data and systems;

•	the quality and reliability of our technology platforms and systems;

•	the ability to execute our business plan, key initiatives or new business ventures and the ability to keep up with changing customer demand;

•	the representation of our business in the media;

•	the accuracy of our financial statements and other financial and statistical information;

•	the accuracy of our financial guidance or other information provided to our investors;

•	the quality of our corporate governance structure;

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

Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2012, goodwill totaled approximately $5.3 billion and intangible assets, net of accumulated amortization, totaled approximately $1.7 billion. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

We assess goodwill and intangible assets as well as other long-lived assets, including equity method investments, property and equipment and other assets for impairment by applying a fair value based test by analyzing historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate cash flows. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. There was no impairment of goodwill for the years ended December 31, 2012, 2011 and 2010. However, disruptions to our business, such as economic weakness and unexpected significant declines in operating results, may result in an impairment charge related to our goodwill, intangible assets or other long-lived assets in the future. A significant impairment charge in the future could have a material adverse effect on our operating results.

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

In connection with acquisitions and share repurchases, we incurred a significant amount of indebtedness. Our indebtedness as of December 31, 2012 was approximately $2.0 billion. We also may borrow up to an additional $624 million under a revolver that is part of our credit facilities.

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

In the U.S., we are subject to oversight by the SEC, and our subsidiary NFX is subject to oversight by the CFTC. Our subsidiary NOCC is regulated as a power marketer by the Federal Energy Regulatory Commission (for transactions in every state but Texas) and the Public Utility Commission of Texas (for transactions in Texas). In the case of non-compliance with our obligations under the securities, commodities or other laws, we could be subject to investigation and judicial or administrative proceedings that may result in substantial penalties.

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

We have registered, or applied to register, our trademarks in the United States and in over 50 foreign jurisdictions and have pending U.S. and foreign applications for other trademarks. We also maintain copyright protection on our branded materials and pursue patent protection for software products, inventions and other processes developed by us. We also hold a number of patents, patent applications and licenses in the United States and other foreign jurisdictions. Effective trademark, copyright, patent and trade secret protection may not be available in every country in which we offer our services. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources.

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

In December 2012, we entered into an agreement with Thomson Reuters to acquire its Investor Relations, Public Relations and Multimedia Solutions businesses. The proposed transaction is subject to customary regulatory approvals and is expected to close in the first half of 2013. Although we are confident in the ability to close this transaction, we cannot predict with certainty the timing, the resources that will be required and the conditions that will need to be implemented to complete this transaction.

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

Changes in tax laws, regulations or policies could have a material adverse effect on our financial results.

Like other corporations, we are subject to taxes at the federal, state and local levels, as well as in non-U.S. jurisdictions. Changes in tax laws, regulations or policies could result in us having to pay higher taxes, which would in turn reduce our net income.

In addition, some of our subsidiaries are subject to tax in the jurisdictions in which they are organized or operate. In computing our tax obligation in these jurisdictions, we take various tax positions on matters that are not entirely free from doubt. We cannot assure you that upon review of these positions the applicable authorities will agree with our positions. A successful challenge by a tax authority could result in additional tax imposed on our subsidiaries.

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

In accordance with U.S. GAAP, we are accounting for the completion of our acquisitions using the purchase method of accounting. We are allocating the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangibles, and based on their fair values as of the date of completion of the acquisitions, recording the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, or EPS, could be adversely affected by a number of financial adjustments required by U.S. GAAP including the following:

•	we may incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with acquisitions during such estimated useful lives;

•	we may have additional depreciation expense as a result of recording purchased tangible assets at fair value, in accordance with U.S. GAAP, as compared to book value as recorded;

•	to the extent the value of goodwill or intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets; and

•	we may incur certain adjustments to reflect the financial condition and operating results under U.S. GAAP and U.S. dollars.

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

The market price of our common stock is likely to be volatile. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•	actual or anticipated variations in our quarterly operating results;

•	changes in financial estimates by us or by any securities analysts who might cover our common stock;

•	conditions or trends in our industry, including trading volumes, regulatory changes or changes in the securities marketplace;

•	conditions or trends in the credit markets;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	additions or departures of key personnel; and

•	purchases or sales of our common stock, including purchases or sales of our common stock by our directors, officers, significant stockholders or strategic investors.

Decisions to declare future dividends on our common stock will be at the discretion of our board of directors based upon a review of relevant considerations. Accordingly, there can be no guarantee that we will pay future dividends to our stockholders.

In 2012, our board of directors declared quarterly cash dividend payments of $0.13 per share of outstanding common stock paid in June, September and December. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by NASDAQ OMX’s board of directors. The board’s determination to declare dividends will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant. Based on an evaluation of these factors, the board of directors may determine not to declare future dividends at all or to declare future dividends at a reduced amount. Accordingly, there can be no guarantee that we will pay future dividends to our stockholders.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. As of December 31, 2012, there were 165,605,838 shares of our common stock outstanding. All of our common stock is freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act.

The number of freely transferable shares of our common stock will increase upon any exercise of outstanding options pursuant to NASDAQ OMX’s Equity Incentive Plan, or Equity Plan. There were 7,545,777 options exercisable as of December 31, 2012 at a weighted average exercise price of $21.10.

It is our intent and policy to settle the principal amount of our 2.50% convertible senior notes due August 2013, or the 2013 Convertible Notes, in cash, which will not impact the number of shares of our common stock. However, we have the option to settle the conversion premium in shares of our common stock or cash. The conversion rate as of December 31, 2012, subject to adjustment due to certain events including cash dividends, is 18.4504 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of $54.20 per share of common stock.

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

We also maintain local headquarters in each of the other European countries where we operate an exchange and office space in countries in which we conduct sales and operations, including Armenia, Australia, Canada, China, Estonia, Hong Kong, Iceland, Italy, Japan, Latvia, Lithuania, Netherlands, Norway, Singapore and United Arab Emirates.

In addition to the above, we currently lease administrative, sales and disaster preparedness facilities in California, Colorado, Illinois, Massachusetts, New Jersey, Oregon and Washington, DC.

Generally, our properties are not earmarked for use by a particular segment; instead, most of our properties are used by two or more segments. We believe the facilities we occupy are adequate for the purposes for which they are currently used and are well-maintained. As of December 31, 2012, approximately 278,719 square feet of space was available for sublease.

Item 3. Legal Proceedings.

In 2012, we became a party to several legal and regulatory proceedings relating to the Facebook IPO that occurred on May 18, 2012. In our most recent Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, we identified several putative class actions in which we were named as a defendant. All but one of those actions are putative national class actions and have been consolidated into a matter pending in the U.S. District Court for the Southern District of New York, under the caption In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389. Of the 10 prior actions consolidated under this caption, nine were brought by retail investors seeking damages for alleged negligence, while one was brought by professional proprietary trading firms for alleged violations of Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended.

An additional putative class action lawsuit, Zack v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC (filed June 26, 2012; re-filed August 7, 2012), alleges negligence and seeks to represent only citizens of the state of New York. Four other lawsuits have been brought by individual investors (filed between June 18, 2012 and October 12, 2012). Those actions also assert claims for negligence, gross negligence, and/or fraud. The Zack action and the individual actions are not consolidated with the putative nationwide class actions, but are being coordinated with them in the Facebook action referenced above.

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

The following chart lists the quarterly high and low sales prices for shares of our common stock for fiscal years 2012 and 2011. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

	High	Low
Fiscal 2012
Fourth quarter	$26.80	$22.63
Third quarter	24.50	21.58
Second quarter	26.12	21.03
First quarter	27.34	24.14
Fiscal 2011
Fourth quarter	$26.81	$21.69
Third quarter	26.32	20.32
Second quarter	29.50	23.02
First quarter	29.71	23.09

As of February 8, 2013, we had approximately 672 holders of record of our common stock. As of February 8, 2013, the closing price of our common stock was $29.47.

Dividends

In each of the second, third and fourth quarters of 2012, the Company paid a quarterly cash dividend of $0.13 per share and expects to pay quarterly cash dividends in the future, subject to approval by the board of directors. There were no dividends declared or paid during the first quarter of 2012 or during 2011. Our credit facilities allow us to pay cash dividends on our common stock as long as certain leverage ratios are maintained.

Issuer Purchases of Equity Securities

Share Repurchase Programs

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

During 2012, we repurchased 11,544,457 shares of our common stock at an average price of $23.82, for an aggregate purchase price of $275 million, completing the share repurchase program authorized in the fourth quarter of 2011. The shares repurchased under the share repurchase program are available for general corporate purposes. As of December 31, 2012, the remaining amount for share repurchases under the program authorized in the third quarter of 2012 was $225 million.

Employee Transactions

In addition to our share repurchase program, during the fiscal quarter ended December 31, 2012, we also purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vestings of restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended December 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 2012
Share repurchase program	323,900	$23.49	323,900	$268
Employee transactions	4,437	$23.67	N/A	N/A

November 2012
Share repurchase program	1,197,100	$23.80	1,197,100	$239
Employee transactions	1,704	$24.15	N/A	N/A

December 2012
Share repurchase program	580,300	$23.96	580,300	$225
Employee transactions	447,719	$24.85	N/A	N/A

Total Fiscal Quarter Ended December 31, 2012
Share repurchase program	2,101,300	$23.79	2,101,300	$225

Employee transactions	453,860	$24.84	N/A	N/A

PERFORMANCE GRAPH

The following graph compares the total return of our common stock with certain indices and a peer group. These include the NASDAQ Composite Stock Index and the Standard & Poor’s, or S&P, 500 Stock Index as well as the peer group. The peer group includes the CME Group Inc., Deutsche Börse AG, IntercontinentalExchange Inc., LSE, and NYSE Euronext. Information for the indices and the peer group is provided from December 31, 2007 through December 31, 2012. The figures represented below assume an initial investment of $100 in the common stock or index at the closing price on December 31, 2007 and the reinvestment of all dividends.

	12/07	12/08	12/09	12/10	12/11	12/12
The NASDAQ OMX Group, Inc.	$100.00	$49.93	$40.05	$47.95	$49.53	$51.35
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
Peer Group	100.00	33.24	44.99	44.95	38.29	44.61

Item 6. Selected Financial Data.

The following table sets forth selected financial data on a historical basis for NASDAQ OMX. The following information should be read in conjunction with the consolidated financial statements and notes thereto of NASDAQ OMX included elsewhere in this Form 10-K.

Selected Financial Data

	Year Ended December 31,
	2012(1)	2011(1)	2010(1)	2009	2008(1)
	(in millions, except share and per share amounts)
Statements of Income Data:
Total revenues(2)	$3,119	$3,430	$3,191	$3,410	$3,650
Cost of revenues(2)	(1,456)	(1,748)	(1,675)	(1,961)	(2,194)

Revenues less transaction rebates, brokerage, clearance and exchange fees	1,663	1,682	1,516	1,449	1,456
Total operating expenses	973	986	885	846	816
Operating income	690	696	631	603	640
Net income attributable to NASDAQ OMX	352	387	395	266	314
Net income applicable to common stockholders	352	387	394	266	314
Per share information:
Basic earnings per share	$2.09	$2.20	$1.94	$1.30	$1.65

Diluted earnings per share	$2.04	$2.15	$1.91	$1.25	$1.55

Cash dividends declared per common share(3)	$0.39	$—	$—	$—	$—

Weighted-average common shares outstanding for earnings per share:
Basic	168,254,653	176,331,819	202,975,623	204,698,277	190,362,605
Diluted	172,587,870	180,011,247	206,514,655	214,537,907	204,514,862

	December 31,
	2012	2011	2010	2009	2008
	(in millions)
Balance Sheets Data:
Cash and cash equivalents and financial investments	$720	$785	$568	$902	$601
Total assets(4)(5)	9,132	14,091	16,207	10,722	12,752
Total long-term liabilities	2,996	3,067	3,247	2,909	3,372
Total equity	5,209	4,986	4,729	4,944	4,303

(1)

We completed several acquisitions during the years ended December 31, 2012, 2011, 2010 and 2008 and included the financial results of such acquisitions in our consolidated financial statements from the respective acquisition dates.

(2)	We record execution revenues from transactions on a gross basis in revenues and record related expenses as cost of revenues.
(3)	In June, September and December of 2012, we paid quarterly cash dividends of $0.13 per share on our outstanding common stock.
(4)

Total assets included resale agreements, at contract value of $3.7 billion at December 31, 2011 and $3.4 billion at December 31, 2010. In September 2010, we launched a clearing service for the resale and repurchase agreement market.

(5)

Total assets decreased $5.0 billion at December 31, 2012 as compared to December 31, 2011, primarily due to our new clearing structure which significantly changed the nature and extent of the risk of loss to NASDAQ OMX Nordic Clearing in the event of a member default. As a result, we no longer record derivative positions or resale and repurchase agreements in the Consolidated Balance Sheet. See “Open Clearing Contracts,” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion.

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

We also completed the following acquisitions during 2008, 2010, 2011 and 2012:

•	PHLX, July 2008;

•	BSX, August 2008;

•	Certain subsidiaries of Nord Pool, October 2008;

•	The assets of North American Energy Credit and Clearing Corp., March 2010;

•	A derivatives trading market through the purchase of the remaining business of Nord Pool, May 2010;

•	SMARTS, August 2010;

•	FTEN, December 2010;

•	ZVM, December 2010;

•	Glide Technologies, October 2011;

•	The business of RapiData, December 2011;

•	NOS Clearing, July 2012; and

•	The index business of Mergent, Inc., including Indxis, December 2012.

These acquisitions also have been treated as purchases for accounting purposes, with NASDAQ OMX treated as the acquirer. Additionally, we purchased a majority stake in IDCG in December 2008 which was sold in August 2012, a 22% equity interest in EMCF in January 2009, and a 72% ownership interest in BWise in May 2012. The financial results of these transactions are included in the consolidated financial results beginning on the date of each acquisition or strategic initiative.

Most recently, in December 2012, we entered into an agreement with Thomson Reuters to acquire its Investor Relations, Public Relations and Multimedia Solutions businesses. Upon closing, these complementary businesses will be integrated into our Corporate Solutions business. The proposed transaction is subject to customary regulatory approvals and is expected to close in the first half of 2013. We also announced an agreement to acquire a 25% stake in TOM, a Dutch cash equities and equity derivatives trading venue. The terms of the transaction also provide us an option to acquire an additional 25.1% of the remaining shares at a future date. This proposed transaction delivers on our strategy to expand our derivatives presence across the European market and will be part of our European Transaction Services business. The acquisition is also subject to regulatory approval.

Business Environment

We serve listed companies, market participants and investors by providing high quality cash equity, derivative and commodities markets, thereby facilitating economic growth and corporate entrepreneurship. We also provide market technology to exchanges, clearing organizations and central securities depositories around the world. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for capital markets, and changing technology in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends including:

•	Trading volumes, particularly in U.S. and European cash equity and derivative securities, which are driven primarily by overall macroeconomic conditions;

•

The number of companies seeking equity financing, which is affected by factors such as investor demand, the global economy, availability of diverse sources of financing as well as tax and regulatory policies;

•

The demand for information about, or access to, our markets, which is dependent on the products we trade, our importance as a liquidity center, and the quality and pricing of our data and access services;

•

The demand by companies and other organizations for the products sold by our Corporate Solutions business, which is largely driven by the overall state of the economy and the attractiveness of our offerings;

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

Currently our business drivers are defined by investors’ continuing cautious outlook about the slow pace of global economic recovery and certain governments’ ability to fund their sovereign debt. Should the global economy avoid the intermittent crisis environments of 2010-2012, we expect moderate growth in our businesses rather than the recent sporadic increases in the level of market volatility, oscillating trading volumes, and general business uncertainty. Many of our largest customers are also altering their business models and associated trading volumes as they address the implementation of regulatory changes initiated following the global financial crisis. In 2012, both the U.S. and European cash equity trading and derivative trading and clearing businesses were negatively impacted by significantly lower industry trading volumes. In spite of strong performances by major stock market indices over the prior twelve months, the global IPO market in 2012 was relatively unchanged when compared to 2011. Additional impacts on our business drivers include the international enactment and implementation of new legislative and regulatory initiatives, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for 2012 may be characterized as follows:

•

A slightly weaker pace of new equity issuance in the U.S. with 72 IPOs on The NASDAQ Stock Market, down from 78 in 2011. IPO activity remained slow in the Nordics with 6 IPOs in 2012 on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•

Matched share volume for all of our U.S. cash equity markets decreased by 20.4%, while average daily U.S. share volume fell by 17.9% relative to 2011. Volatility, often a driver of volume levels, was considerably lower in 2012 compared to 2011. Losses in matched share volume were primarily due to lower U.S. consolidated volume, though market share decreased slightly from 21.2% (NASDAQ 18.1%; NASDAQ OMX BX 2.1%; NASDAQ OMX PSX 1.0%) to 20.8% (NASDAQ 17.0%; NASDAQ OMX BX 2.7%; NASDAQ OMX PSX 1.1%);

•

Matched equity options volume for our three U.S. options exchanges, NASDAQ OMX PHLX, The NASDAQ Options Market, and NASDAQ OMX BX Options, decreased 12.5% compared to 2011, driven mainly by a decrease in overall U.S. options volume. In addition, our combined matched market share for our three U.S. options exchanges decreased by 0.5 percentage points;

•	A 12.4% decrease relative to 2011 in the average daily number of cash equity trades on our Nordic and Baltic exchanges;

•	A 25.0% decrease relative to 2011 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges;

•

A decline of 10.0% experienced by our Nordic and Baltic exchanges relative to 2011 in the number of traded and cleared equity and fixed-income contracts (excluding Finnish option contracts traded on Eurex);

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

Financial Summary

The following summarizes significant changes in our financial performance for the year ended December 31, 2012 when compared with the same period in 2011.

	Year Ended December 31,		Percentage Change
	2012	2011
	(in millions)
Revenues less transaction rebates, brokerage, clearance and exchange fees	$1,663	$1,682	(1.1)%
Operating expenses	973	986	(1.3)%
Operating income	690	696	(0.9)%
Interest expense	(97)	(119)	(18.5)%
Asset impairment charges	(40)	(18)	#
Loss on divestiture of business	(14)	—	#
Income before income taxes	548	573	(4.4)%
Income tax provision	199	190	4.7%
Net income attributable to NASDAQ OMX	$352	$387	(9.0)%
Diluted earnings per share	$2.04	$2.15	(5.1)%

#	Denotes a variance greater than 100.0%.

•

The decrease in revenues less transaction rebates, brokerage, clearance and exchange fees was primarily due to a decrease in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees and derivative trading revenues less transaction rebates, brokerage, clearance and exchange fees, partially offset by increases in Corporate Solutions revenues, Access Services revenues, Market Data revenues, Global Index Group revenues, and other market services revenues.

•

The decrease in operating expenses was primarily due to decreases in merger and strategic initiatives expense and general, administrative and other expense, partially offset by expense related to restructuring actions taken during 2012 and increased professional and contract services expense.

•	Interest expense decreased primarily due to lower average outstanding debt obligations and lower interest rates in 2012.

•

Asset impairment charges in 2012 of $40 million were related to certain acquired intangible assets associated with technology ($19 million), customer relationships ($6 million), and a certain trade name ($3 million), as well as an other-than-temporary impairment charge of $12 million related to our equity interest in EMCF. The asset impairment charge in 2011 of $18 million was due to an other-than-temporary impairment charge related to our available-for-sale investment security in Dubai Financial Market PJSC, or DFM.

•	Loss on divestiture of business in 2012 of $14 million relates to the sale of IDCG. See “2012 Divestiture,” of Note 4, “Acquisitions and Divestitures,” for further discussion.

•	The increase in the income tax provision reflects an increase in the overall effective tax rate from 33.2% in 2011 to 36.3% in 2012.

Excluding our restructuring charges, merger and strategic initiatives expense, asset impairment charges, loss on divestiture of business and other items that are not reflective of our core business performance, net of taxes, consolidated net income attributable to NASDAQ OMX for the year ended December 31, 2012 was $432 million, or $2.50 per diluted share, compared with $455 million, or $2.53 per diluted share, for the year ended December 31, 2011. See “Non-GAAP Financial Measures” below for further discussion.

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

Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” For the year ended December 31, 2012, approximately 34.8% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 26.5% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

The following summarizes significant changes in our financial performance for the year ended December 31, 2012 when compared with the same period in 2011:

•

Revenues less transaction rebates, brokerage, clearance and exchange fees decreased $19 million, or 1.1%, to $1,663 million in 2012, compared with $1,682 million in 2011, reflecting an unfavorable impact from foreign exchange of $27 million, partially offset by an operational increase in revenues of $8 million. The increase in operational revenues was primarily due to an:

•	increase in Issuer Services revenues of $19 million, primarily from Corporate Solutions and Global Index Group revenues;

•	increase in Access Services revenues of $16 million;

•	increase in Market Data revenues of $15 million, primarily from U.S. market data products;

•	increase in other market services revenues of $11 million, primarily reflecting income from open positions relating to the operations of the exchange; and an

•	increase in Market Technology revenues of $7 million, primarily from delivery project and change request, advisory and broker surveillance revenues, partially offset by a;

•	decrease in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $43 million; and a

•	decrease in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees of $18 million.

•

Operating expenses decreased $13 million, or 1.3%, to $973 million in 2012, compared with $986 million in 2011, reflecting a favorable impact from foreign exchange of $17 million, partially offset by an increase in operating expenses of $4 million. The operational increase in operating expenses was primarily due to restructuring actions taken during 2012 and increased professional and contract services expense, partially offset by decreased merger and strategic initiatives expense and general, administrative and other expense.

•

Interest expense decreased $22 million, or 18.5%, to $97 million in 2012, compared with $119 million in 2011, primarily due to lower average outstanding debt obligations and lower interest rates in 2012.

•

In 2012, asset impairment charges of $40 million were related to certain acquired intangible assets associated with technology ($19 million), customer relationships ($6 million), and a certain trade name ($3 million), as well as an other-than-temporary impairment charge of $12 million related to our equity interest in EMCF. The asset impairment charge in 2011 of $18 million was due to an other-than-temporary impairment charge related to our available-for-sale investment security in DFM.

•	In 2012, we sold IDCG and recorded a loss of $14 million. See “2012 Divestiture,” of Note 4, “Acquisitions and Divestitures,” for further discussion.

•

Income tax provision increased $9 million, or 4.7%, in 2012 compared with 2011, primarily due to the impact to deferred tax assets and deferred tax liabilities resulting from changes in tax rates in various jurisdictions within the U.S. and outside the U.S., as well as a shift in the geographic mix of earnings and losses.

These current and prior year items are discussed in more detail below.

2013 Outlook

For the fifth year in a row, more share value traded on The NASDAQ Stock Market than on any other single cash equities exchange in the world. However, 2012 presented a challenging economic environment with uncertainty in Europe and a continuing debate over future fiscal policy in the U.S. By traditional measures, it was also a difficult year for the exchange business. After reaching an all-time high in 2009, U.S. cash equity trading volume fell for a third consecutive year. For the last five years, trading volume in the U.S. and around the world has been driven by volatility associated with the global financial crisis, rather than the prospects for economic growth. While the worst of the financial crisis may be behind us, robust economic growth has yet to develop. Consequently, NASDAQ OMX has intentionally structured its organization to account for the highly cyclical nature of our industry. By diversifying our earnings through the sale of Corporate Solutions, Access Services, Market Technology and Market Data and by delivering on cost savings, NASDAQ OMX has been able to provide stable revenues and operating income during these tough conditions. Should 2013 present an equally difficult environment, we believe our organization is positioned to succeed.

We launched several important initiatives during 2012 that we expect to benefit us during the challenging and competitive economic environment anticipated for 2013. These new initiatives include the launch of the NASDAQ OMX BX Options market, our third options platform which allows us to support multiple allocation and priority models. The standout performance and flexibility of our technology has enabled us to enter new markets with a low cost and highly regarded platform that offers strong performance to both existing and new clients, while creating additional sales opportunities for both our Transactions Services and Market Data businesses.

In addition, our Corporate Solutions business continued to have solid revenue growth, driven by the acquisitions of a majority interest in BWise in May 2012 and Glide Technologies in October 2011 and growth in our Shareholder.com and GlobeNewswire products. In December 2012, we entered into an agreement with Thomson Reuters to acquire its Investor Relations, Public Relations and Multimedia Solutions businesses. Upon closing, these complementary businesses will be integrated into our Corporate Solutions business. The proposed transaction is subject to customary regulatory approvals and is expected to close in the first half of 2013. We continue to leverage the opportunities in our Corporate Solutions business by offering new products to our expanding customer base and by strengthening our direct relationships with those customers.

During 2012, the U.S. IPO market continued its recovery from the impact of the 2008 financial crisis. In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or JOBS Act, which is intended to encourage companies to seek access to public capital through an IPO. The long-term effects of the bill remain to be seen, but the overall increase in IPOs compared to 2011 despite global economic uncertainty is a positive signal when looking ahead to 2013. We expect the demand for public equity capital from companies experiencing the gradual return of global economic growth to support increases in the number of IPOs. Furthermore, an improved outlook for equity investments and the number of private companies seeking capital is expected to add to the IPO pipeline in 2013.

During 2013, we expect to confront changes in both the competitive and regulatory environments. In December 2012, ICE announced plans to acquire NYSE Euronext. The deal is expected to close in the second half of 2013, subject to regulatory and shareholder approvals. Should the proposed transaction be completed, ICE has indicated its intent to spin off Euronext via an IPO. This acquisition has the potential to affect the competitive environment we face in both the U.S. and Europe.

European regulators are currently considering a number of new policies affecting the operation and infrastructure of the financial markets. Also, European regulations governing clearinghouses will be implemented in 2013, impacting our clearing business in the Nordics. We expect global markets to continue to be marked by significant change in 2013, driven primarily by regulatory initiatives in the U.S. and Europe. We expect that cash equities markets will continue to fragment into additional venues, and trading will continue to migrate from exchanges to OTC systems. Conversely, trading in OTC derivatives will begin to move onto exchanges and other public execution facilities.

We expect it is likely that the year ahead will be positive for our business drivers and our operations as the global economy continues to recover. We believe that our aggressive steps in meeting our cost, revenue, and technology objectives over the last three years will enable us to benefit from improving economic conditions in 2013. We will continue to look for opportunities to further diversify our business with enhanced product offerings and/or acquisitions that are complementary to our existing businesses.

Business Segments

Prior to January 1, 2013, we managed, operated and provided our products and services in three business segments: Market Services, Issuer Services and Market Technology.

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

Issuer Services

In 2012, our Issuer Services segment included our Global Listing Services and Global Index Group businesses. We offer capital raising solutions to over 3,300 companies around the globe representing approximately $6.2 trillion in total market value as of December 31, 2012.

We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. We offer a consolidated global listing application to companies to enable them to apply for listing on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ Dubai. In addition, through our Corporate Solutions business, we offer companies access to innovative products and software solutions and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance.

Market Technology

Our Market Technology business is the world’s leading technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business also is the sales channel for our complete global offering to other marketplaces.

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

Our management allocates resources, assesses performance and manages these businesses as three separate segments. See Note 19, “Business Segments,” to the consolidated financial statements for further discussion.

As announced in January 2013, we realigned our reportable segments as a result of changes to the organizational structure of our businesses. See Note 20, “Subsequent Event,” to the consolidated financial statements for further discussion.

Sources of Revenues and Cost of Revenues

Market Services Revenues

Transaction Services

U.S. Cash Equity Trading

U.S. cash equity trading revenues are variable, based on individual customer share volumes, and recognized as transactions occur. We charge transaction fees for executing cash equity trades in NASDAQ-listed and other listed securities on our cash equities exchanges as well as on orders that are routed to other market venues for execution.

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

U.S. Derivative Trading and Clearing

U.S. derivative trading and clearing revenues are variable, based on traded and cleared volumes, and recognized when executed or when contacts are cleared. The principal types of derivative contracts traded on NASDAQ OMX PHLX, The NASDAQ Options Market and NASDAQ OMX BX Options are equity options, ETF options, index options and currency options. We also operate NFX, which offers trading of futures contracts on spot gold.

Similar to U.S. cash equity trading, we credit a portion of the per share execution charge to the market participant that provides the liquidity and record the transaction rebate as a cost of revenues in the Consolidated Statements of Income. Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. See “U.S. Cash Equity Trading” above for further discussion.

We engage in riskless principal trading and clearing of OTC power and gas contracts through our subsidiary NOCC. Revenues are based on notional amounts or volume of power and gas transacted and/or delivered and are recognized upon settlement of the contracts.

European Derivative Trading and Clearing

European derivative trading and clearing revenues received from transactions conducted on NASDAQ OMX Stockholm are variable, based on the volume and value of traded and cleared contracts, and recognized when executed or when contracts are cleared. The principal types of derivative contracts traded are stock options and futures, index options and futures, fixed-income options and futures and stock loans. On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures, and index options and futures by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain OTC contracts.

On NASDAQ OMX Stockholm, we also offer clearing services for resale and repurchase agreements. Clearing revenues for resale and repurchase agreements are based on the value and length of the contract and are recognized when cleared.

NASDAQ OMX Commodities offers trading and clearing of international power derivatives, carbon and other commodities products. Our trading and clearing revenues are variable, based on volume and the value of the contract cleared. Revenues are recognized when contracts are traded or cleared. We also generate clearing revenues for contracts traded on the OTC derivative market which are also recognized when contracts are cleared. In addition, NASDAQ OMX Commodities members are billed an annual fee in January which is recognized ratably over the following 12-month period.

European derivative trading and clearing revenues include revenues from NOS Clearing which we acquired in July 2012. NOS Clearing is a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market.

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

Access Services revenues also include revenues from FTEN, which we acquired in December 2010. FTEN is a leading provider of RTRM solutions for the financial securities market. As a market leader in RTRM, FTEN provides broker-dealers and their clients the ability to manage risk more effectively in real-time, which leads to better utilization of capital as well as improved regulatory compliance. Revenues for FTEN services are primarily based on subscription agreements with customers and are recognized when an arrangement exists, services are delivered to the customer, the selling price of the services to be provided under the arrangement is fixed or determinable, and collectability is reasonably assured. Most contracts include professional services, implementation fees, monthly subscription fees from customers accessing on-demand services, and customer support. Implementation fees are recognized upon completion of the implementation. Monthly professional services, subscription, and usage fees are recognized in the month the service is provided.

Market Data

Market Data revenues are earned from U.S. tape plans and U.S. and European proprietary market data products.

Net U.S. Tape Plans

Revenues from U.S. tape plans include eligible UTP Plan revenues that are shared among UTP Plan participants and are presented on a net basis. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape revenues collected. After these costs are deducted from the tape revenues, we distribute to the respective UTP Plan participants, including The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, their share of tape revenues based on a formula, required by Regulation NMS, that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE MKT-listed securities are reported and disseminated in real time, and as such, we share in the tape revenues for information on NYSE- and NYSE MKT-listed securities. Revenues from net U.S. tape plans are recognized on a monthly basis.

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

European Market Data Products

European Market Data revenues are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ OMX Commodities, for the following classes of securities: cash equities, bonds, derivatives and commodities. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data are subscription-based, are generated primarily based on the number of data subscribers and distributors of our data and are recognized on a monthly basis.

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

Corporate Solutions

Global Listing Services revenues also include fees from Corporate Solutions. Revenues primarily include subscription income from Shareholder.com, Directors Desk and Glide Technologies, fees from GlobeNewswire and ZVM, and license, maintenance and professional service fees from BWise.

Fee income for services is recognized as those services are provided. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers also are charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. Directors Desk revenues are based on subscriptions for online services for directors. Subscriptions are one year in length and revenues are recognized ratably over the year.

Glide Technologies revenues are primarily based on subscription agreements with customers and are recognized ratably over the contract period, generally one year in length. GlobeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided. ZVM generates revenues from webcasting services and revenues are recognized as services are provided. BWise revenues are primarily based on license, maintenance and service agreements with customers. License and maintenance agreements are generally one year in length and revenues are recognized over the contract period. Professional service revenues are recognized as the services are performed.

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

	Year Ended December 31,
	2012	2011	2010
Market Services
Cash Equity Trading
NASDAQ securities
Total average daily share volume (in billions)	1.75	2.02	2.19
Matched market share executed on NASDAQ	25.6%	27.7%	28.6%
Matched market share executed on NASDAQ OMX BX	2.7%	2.1%	2.9%
Matched market share executed on NASDAQ OMX PSX	1.4%	1.1%	0.1%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	32.3%	30.9%	35.5%
Total market share(1)	62.0%	61.7%	67.1%
NYSE securities
Total average daily share volume (in billions)	3.64	4.34	4.83
Matched market share executed on NASDAQ	12.9%	13.4%	13.7%
Matched market share executed on NASDAQ OMX BX	2.6%	2.3%	3.6%
Matched market share executed on NASDAQ OMX PSX	0.7%	0.7%	0.1%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	29.8%	27.7%	31.3%
Total market share(1)	46.0%	44.0%	48.7%
NYSE MKT and regional securities
Total average daily share volume (in billions)	1.05	1.47	1.45
Matched market share executed on NASDAQ	17.0%	18.7%	20.7%
Matched market share executed on NASDAQ OMX BX	2.8%	1.9%	3.1%
Matched market share executed on NASDAQ OMX PSX	1.9%	1.8%	0.1%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	29.3%	25.9%	28.7%
Total market share(1)	51.0%	48.3%	52.6%
Total U.S.-listed securities
Total average daily share volume (in billions)	6.44	7.84	8.47
Matched share volume (in billions)	334.1	419.6	475.0
Matched market share executed on NASDAQ	17.0%	18.1%	18.8%
Matched market share executed on NASDAQ OMX BX	2.7%	2.1%	3.3%
Matched market share executed on NASDAQ OMX PSX	1.1%	1.0%	0.1%
Total market share	20.8%	21.2%	22.2%
NASDAQ OMX Nordic and NASDAQ OMX Baltic securities
Average daily number of equity trades	324,322	370,295	284,840
Total average daily value of shares traded (in billions)	$3.9	$5.1	$4.3
Total market share	68.7%	73.1%	76.5%
Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	14.7	16.8	14.3
NASDAQ OMX PHLX matched market share	21.3%	23.1%	23.4%
The NASDAQ Options Market matched market share	5.5%	4.6%	4.0%
NASDAQ OMX BX Options matched market share	0.4%	—	—
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Options, futures and fixed-income contracts	412,841	458,547	428,523
Finnish option contracts traded on Eurex	85,022	99,394	117,450
NASDAQ OMX Commodities
Clearing Turnover:
Power contracts (TWh)(2)	1,703	1,747	2,108
Carbon contracts (1000 tCO2)(2)	50,375	61,569	31,500

	Year Ended December 31,
	2012	2011	2010
Issuer Services
Initial public offerings:
NASDAQ	72	78	89
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	6	9	11
New listings:
NASDAQ(3)	158	151	195
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(4)	18	34	25
Number of listed companies:
NASDAQ(5)	2,577	2,680	2,778
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	754	776	780
Market Technology
Order intake (in millions)(7)	$259	$134	$160
Total order value (in millions)(8)	$546	$458	$495

(1)	Includes transactions executed on NASDAQ’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s systems plus trades reported through the FINRA/NASDAQ TRF.
(2)	Primarily transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by TWh and one thousand metric tons of carbon dioxide (1000 tCO2).
(3)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(4)	New listings include IPOs and represent companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets of NASDAQ OMX First North.
(5)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(6)	Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets of NASDAQ OMX First North at period end.
(7)	Total contract value of orders signed during the period.
(8)

Represents total contract value of signed orders that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 8, “Deferred Revenue” to the consolidated financial statements, represents cash payments received that are yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total 2012 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,663 million, 66.4% was from our Market Services segment, 22.5% was from our Issuer Services segment and 11.1% was from our Market Technology segment. Of our total 2011 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,682 million, 67.6% was from our Market Services segment, 21.5% was from our Issuer Services segment and 10.9% was from our Market Technology segment. Of our total 2010 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,516 million, 67.6% was from our Market Services segment, 22.3% was from our Issuer Services segment, 10.0% was from our Market Technology segment and 0.1% related to other revenues.

The following table shows our revenues by segment, cost of revenues for our Market Services segment and total revenues less transaction rebates, brokerage, clearance and exchange fees:

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Market Services	$2,560	$2,886	$2,700	(11.3)%	6.9%
Cost of revenues	(1,456)	(1,748)	(1,675)	(16.7)%	4.4%

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	1,104	1,138	1,025	(3.0)%	11.0%
Issuer Services	375	361	338	3.9%	6.8%
Market Technology	184	183	152	0.5%	20.4%
Other	—	—	1	—	#

Total revenues less transaction rebates, brokerage, clearance and exchange fees	$1,663	$1,682	$1,516	(1.1)%	10.9%

#	Denotes a variance equal to 100.0%.

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Transaction Services
Cash Equity Trading Revenues:
U.S. cash equity trading(1)	$1,294	$1,617	$1,600	(20.0)%	1.1%
Cost of revenues:
Transaction rebates	(854)	(1,087)	(1,094)	(21.4)%	(0.6)%
Brokerage, clearance and exchange fees(1)	(318)	(375)	(341)	(15.2)%	10.0%

Total U.S. cash equity cost of revenues	(1,172)	(1,462)	(1,435)	(19.8)%	1.9%

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	122	155	165	(21.3)%	(6.1)%
European cash equity trading	78	93	90	(16.1)%	3.3%

Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	200	248	255	(19.4)%	(2.7)%

Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(2)	458	471	390	(2.8)%	20.8%
Cost of revenues:
Transaction rebates	(250)	(257)	(218)	(2.7)%	17.9%
Brokerage, clearance and exchange fees(2)	(34)	(29)	(22)	17.2%	31.8%

Total U.S. derivative trading and clearing cost of revenues	(284)	(286)	(240)	(0.7)%	19.2%

U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	174	185	150	(5.9)%	23.3%

European derivative trading and clearing	116	128	115	(9.4)%	11.3%

Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	290	313	265	(7.3)%	18.1%

Access Services Revenues	238	223	173	6.7%	28.9%

Total Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees	728	784	693	(7.1)%	13.1%

Market Data Revenues:
Net U.S. tape plans	117	115	117	1.7%	(1.7)%
U.S. market data products	150	135	126	11.1%	7.1%
European market data products	77	83	70	(7.2)%	18.6%

Total Market Data revenues	344	333	313	3.3%	6.4%

Broker Services Revenues	19	19	15	—	26.7%

Other Market Services Revenues	13	2	4	#	(50.0)%

Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$1,104	$1,138	$1,025	(3.0)%	11.0%

#	Denotes a variance greater than 100.0%.
(1)

Includes Section 31 fees of $277 million in 2012, $304 million in 2011 and $252 million in 2010. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)

Includes Section 31 fees of $32 million in 2012, $26 million in 2011 and $19 million in 2010. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

Transaction Services

Transaction Services revenues less transaction rebates, brokerage, clearance and exchange fees decreased in 2012 compared with 2011 and increased in 2011 compared with 2010. The decrease in 2012 was primarily due to a decline in cash equity trading revenues less transaction rebates, brokerage, clearance, and exchange fees, a decline in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees, and an unfavorable impact from foreign exchange of $11 million. Partially offsetting the decrease was an increase in Access Services revenues. The increase in 2011 was primarily due to an increase in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees and Access Services revenues. The increase in 2011 was partially offset by lower cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees decreased in both 2012 compared to 2011 and 2011 compared with 2010. The decreases were primarily due to declines in industry trading volumes and declines in our matched market share. The decrease in 2011 was partially offset by modified rates.

U.S. cash equity trading revenues decreased in 2012 compared to 2011 and increased in 2011 compared with 2010. The decrease in 2012 was primarily due to a decline in industry trading volumes, a decline in our matched market share, and a decrease in Section 31 pass-through fee revenues. The increase in 2011 was primarily due to an increase in Section 31 pass-through fee revenues and modified rates, partially offset by a decline in industry trading volumes and a decline in our matched market share.

We record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $277 million in 2012, $304 million in 2011 and $252 million in 2010. The decrease in 2012 compared with 2011 was primarily due to lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems, partially offset by higher pass-through fee rates. The increase in 2011 compared with 2010 was primarily due to higher pass-through fee rates in 2011, partially offset by lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems.

For NASDAQ and NASDAQ OMX PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates decreased in both 2012 compared with 2011 and 2011 compared with 2010. The decrease in 2012 was primarily due to a decline in industry trading volumes and our matched market share. The decrease in 2011 was primarily due to a decline in industry trading volumes and our matched market share, partially offset by higher average rebate rates due to changes in our pricing program on the NASDAQ, NASDAQ OMX BX and NASDAQ OMX PSX trading systems.

Brokerage, clearance and exchange fees decreased in 2012 compared to 2011 and increased in 2011 compared with 2010. The decrease in 2012 was primarily due to a decrease in Section 31 pass-through fees and a decrease in the amount of volume routed by NASDAQ due to declines in industry trading volumes and our matched market share. The increase in 2011 was primarily due to an increase in Section 31 pass-through fees, partially offset by a decrease in the amount of volume routed by NASDAQ due to declines in industry trading volumes and our matched market share.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges. European cash equity trading revenues decreased in 2012 compared to 2011 and increased in 2011 compared with 2010. The decrease in 2012 was primarily due to a decline in trading activity and an unfavorable impact from foreign exchange of $5 million. The increase in 2011 was primarily due to a favorable impact from foreign exchange of $7 million, partially offset by a decrease in trading activity.

U.S. Derivative Trading and Clearing Revenues

Both the U.S. derivative trading and clearing revenues and revenues less transaction rebates, brokerage, clearance and exchange fees decreased in 2012 compared to 2011 and increased in 2011 compared with 2010. The decreases in 2012 were primarily due to declines in industry trading volumes and declines in market share on the NASDAQ OMX PHLX market, partially offset by increases in revenue capture per traded contract, increases in market share on the NASDAQ Options Market and the inclusion of the NASDAQ OMX BX Options market, launched in June 2012. The increases in 2011 were primarily due to increases in industry trading volumes and our matched market share. The increase in U.S. derivative trading and clearing revenues in 2011 compared with 2010 was also due to higher Section 31 pass-through fee revenues as discussed below.

Similar to U.S. cash equity trading, Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $32 million in 2012, $26 million in 2011 and $19 million 2010. The increase in 2012 compared to 2011 was primarily due to higher pass-through fee rates, partially offset by a decrease in industry trading volumes. The increase in 2011 compared to 2010 was primarily due an increase in industry trading volumes and higher pass-through fee rates.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, decreased in 2012 compared with 2011 and increased in 2011 compared with 2010. The decrease in 2012 was primarily due to a decrease in industry trading volumes and a decrease in market share, partially offset by an increase in transaction capture rate. The increase in 2011 was primarily due to increases in industry trading volumes and market share.

Brokerage, clearance and exchange fees increased in both 2012 compared with 2011 and 2011 compared with 2010. The increases were primarily due to an increase in Section 31 pass-through fees.

European Derivative Trading and Clearing Revenues

European derivative trading and clearing revenues include trading and clearing revenues from derivative products traded on NASDAQ OMX Stockholm, clearing revenues from resale and repurchase agreements on NASDAQ OMX Nordic Clearing and revenues from NASDAQ OMX Commodities. Beginning in July 2012, revenues from NASDAQ OMX Commodities includes revenues from NOS Clearing for OTC traded derivatives for the freight market and seafood derivatives market. Beginning in May 2010, revenues from NASDAQ OMX Commodities includes trading and clearing revenues for energy and carbon products from Nord Pool. European derivative trading and clearing revenues decreased in 2012 compared with 2011 and increased in 2011 compared with 2010. The decrease in 2012 was primarily due to lower trading activity for index options and futures contracts and an unfavorable impact from foreign exchange of $5 million. The increase in 2011 was primarily due to a favorable impact from foreign exchange of $11 million, partially offset by lower trading activity in energy products.

The following table shows revenues from European derivative trading and clearing:

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
European Derivative Trading and Clearing Revenues:
Options and futures contracts	$43	$55	$49	(21.8)%	12.2%
Energy carbon and other commodity products	46	45	41	2.2%	9.8%
Fixed-income products	22	22	18	—	22.2%
Other revenues and fees	5	6	7	(16.7)%	(14.3)%

Total European Derivative Trading and Clearing revenues	$116	$128	$115	(9.4)%	11.3%

Access Services Revenues

Access Services revenues increased in both 2012 compared with 2011 and 2011 compared with 2010. The increase in 2012 was primarily due to increased demand for services and revenues from new products. The increase in 2011 was primarily due to an increase in revenues from FTEN, which was acquired in December 2010, and increased demand for services.

Market Data

Market Data revenues increased in both 2012 compared with 2011 and 2011 compared with 2010. The increase in 2012 was primarily due to increases in U.S. market data products revenues and net U.S. tape plans revenues, partially offset by a decline in European market data products revenues. The increase in 2011 was primarily due to increases in U.S. and European market data products revenues and a favorable impact from foreign exchange, partially offset by a decrease in net U.S. tape plans revenues.

Net U.S. Tape Plans Revenues

The increase in net U.S. tape plans revenues in 2012 compared with 2011 was primarily due to an increase in our quoting market share. The decline in net U.S. tape plans revenues in 2011 compared with 2010 was primarily due to lower plan shareable revenues and declines in NASDAQ’s trading and quoting market share of U.S. cash equities, as calculated under the SEC-mandated market data revenue quoting and trading formula.

U.S. Market Data Products Revenues

The increase in U.S. market data products revenues in 2012 compared with 2011 was primarily due to higher customer demand for proprietary data products and pricing changes. The increase in U.S. market data products revenues in 2011 compared with 2010 was primarily due to higher customer demand for proprietary data products, mainly index data, and higher audit collections.

European Market Data Products Revenues

The decrease in European market data products in 2012 compared with 2011 was primarily due to an unfavorable impact from foreign exchange of $4 million and a decline in user populations. The increase in European market data products revenues in 2011 compared with 2010 was primarily due to modified fees for market data products and a favorable impact from foreign exchange of $6 million.

Broker Services

Broker Services revenues were flat in 2012 compared to 2011 and increased in 2011 compared with 2010. The increase in 2011 was primarily due to new customers and a favorable impact from foreign exchange of $2 million.

Other Market Services

The increase in other Market Services revenues in 2012 compared with 2011 was primarily due to income from open positions relating to the operations of the exchange.

ISSUER SERVICES

The following table shows revenues from our Issuer Services segment:

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Global Listing Services Revenues:
Annual renewal	$112	$117	$113	(4.3)%	3.5%
Listing of additional shares	39	40	39	(2.5)%	2.6%
Initial listing	20	21	22	(4.8)%	(4.5)%

Total U.S. listing services	171	178	174	(3.9)%	2.3%
European listing services	50	55	51	(9.1)%	7.8%
Corporate Solutions	97	76	66	27.6%	15.2%

Total Global Listing Services revenues	318	309	291	2.9%	6.2%
Global Index Group Revenues	57	52	47	9.6%	10.6%

Total Issuer Services revenues	$375	$361	$338	3.9%	6.8%

Global Listing Services

Global Listing Services revenues increased in both 2012 compared with 2011 and 2011 compared with 2010. The increase in 2012 was primarily due to an increase in Corporate Solutions revenues, partially offset by decreases in total U.S. listing services and European listing services revenues. The increase in 2011 was primarily due to an increase in Corporate Solutions revenues.

The decrease in total U.S. listing services revenues in 2012 compared with 2011 was primarily due to a decrease in annual renewal revenues resulting from a decline in the number of listed companies from 2,680 as of December 31, 2011 to 2,577 as of December 31, 2012.

European listing services revenues decreased in 2012 compared with 2011 and increased in 2011 compared with 2010. The decrease in 2012 was primarily due to an unfavorable impact from foreign exchange of $3 million, as well as a decrease in the number of listed companies from 776 as of December 31, 2011 to 754 as of December 31, 2012. The increase in 2011 was primarily due to a favorable impact from foreign exchange of $5 million.

Corporate Solutions revenues increased in both 2012 compared with 2011 and 2011 compared with 2010. The increase in 2012 was primarily due to revenues from BWise, which was acquired in May 2012, and Glide Technologies, which was acquired in October 2011, as well as expanded customer utilization of GlobeNewswire, Shareholder.com and Directors Desk products, partially offset by an unfavorable impact from foreign exchange of $2 million. The increase in 2011 was primarily due to expanding customer utilization of Shareholder.com, Directors Desk and GlobeNewswire products, as well as revenues from ZVM, which was acquired in December 2010, and Glide Technologies, which was acquired in October 2011.

Global Index Group Revenues

Global Index Group revenues increased in both 2012 compared with 2011 and 2011 compared with 2010. The increase in 2012 was primarily due to an increase in the underlying assets associated with NASDAQ OMX-licensed ETFs and other financial products due to product growth and newly executed product licenses, partially offset by lower futures and options volumes. The increase in 2011 was primarily due to an increase in the underlying assets associated with NASDAQ OMX-licensed ETFs, as well as additional demand for new licensed ETFs and other financial products, partially offset by lower futures and options volumes.

MARKET TECHNOLOGY

The following table shows revenues from our Market Technology segment:

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Market Technology:
License, support and facility management	$110	$115	$103	(4.3)%	11.7%
Delivery project	27	24	17	12.5%	41.2%
Change request, advisory and broker surveillance	47	44	32	6.8%	37.5%

Total Market Technology revenues	$184	$183	$152	0.5%	20.4%

Market Technology revenues increased in both 2012 compared with 2011 and 2011 compared with 2010. The increase in 2012 was primarily due to operational increases in delivery project revenues and change request, advisory and broker surveillance revenues, partially offset by an unfavorable impact from foreign exchange of $6 million. The increase in 2011 was primarily due to a favorable impact from foreign exchange of $18 million, as well as operational increases in change request, advisory and broker surveillance revenues and delivery project revenues.

License, Support and Facility Management Revenues

License, support and facility management revenues decreased in 2012 compared with 2011 and increased in 2011 compared with 2010. The decrease in 2012 was primarily due to an unfavorable impact from foreign exchange of $4 million. The increase in 2011 was primarily due to a favorable impact from foreign exchange of $12 million.

Delivery Project Revenues

Delivery project revenues increased in both 2012 compared with 2011 and 2011 compared with 2010. The increase in 2012 was primarily due to the recognition of previously deferred revenues in the current period, partially offset by an unfavorable impact from foreign exchange of $2 million. The increase in 2011 was primarily due to the recognition of previously deferred revenues in 2011, as well as a favorable impact from foreign exchange of $2 million. Delivery project revenues are derived from the system solutions developed and sold by NASDAQ OMX. Total revenues, as well as costs incurred, are typically deferred until the customization and any significant modifications are completed and are then recognized over the post contract support period.

Change Request, Advisory and Broker Surveillance Revenues

Change request, advisory and broker surveillance revenues increased in both 2012 compared with 2011 and 2011 compared with 2010. The increase in 2012 was primarily due to an increase in broker surveillance revenues resulting from increased customer demand, partially offset by a decrease in change request and advisory revenues. The increase in 2011 was primarily due to an increase in broker surveillance revenues resulting from our acquisition of SMARTS in August 2010 and a favorable impact from foreign exchange of $4 million.

Total Order Value

As of December 31, 2012, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $546 million. Market Technology deferred revenue of $149 million, which is included in this amount, represents cash payments received that are yet to be recognized as revenue for these signed orders. See Note 8, “Deferred Revenue,” to the consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value
(in millions)
Fiscal year ended:
2013	$157
2014	129
2015	94
2016	72
2017	51
2018 and thereafter	43

Total	$546

Expenses

Operating Expenses

The following table shows our operating expenses:

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Compensation and benefits	$454	$458	$412	(0.9)%	11.2%
Marketing and advertising	26	24	20	8.3%	20.0%
Depreciation and amortization	104	109	103	(4.6)%	5.8%
Professional and contract services	96	83	72	15.7%	15.3%
Computer operations and data communications	60	65	58	(7.7)%	12.1%
Occupancy	93	91	88	2.2%	3.4%
Regulatory	34	35	35	(2.9)%	—
Merger and strategic initiatives	4	38	4	(89.5)%	#
Restructuring charges	44	—	—	#	—
General, administrative and other	58	83	93	(30.1)%	(10.8)%

Total operating expenses	$973	$986	$885	(1.3)%	11.4%

#	Denotes a variance greater than 100.0%.

Total operating expenses decreased $13 million in 2012 compared with 2011 and increased $101 million in 2011 compared with 2010. The decrease in 2012 reflects a favorable impact from foreign exchange of $17 million, partially offset by an increase in operating expenses of $4 million. The increase in 2011 reflects an operational increase of $67 million and an unfavorable impact from foreign exchange of $34 million. The operational increase of $4 million in 2012 was primarily due to restructuring actions taken during 2012 and an increase in professional and contract services expense, partially offset by decreases in merger and strategic initiatives expense and general, administrative and other expense. The operational increase of $67 million in 2011 was primarily due to increases in merger and strategic initiatives expense, compensation and benefits expense, professional and contract services expense, marketing and advertising expense and computer operations and data communications expense, partially offset by a decrease in general, administrative and other expense.

Compensation and benefits expense decreased in 2012 compared with 2011 and increased in 2011 compared with 2010. The decrease in 2012 was primarily due to a favorable impact from foreign exchange of $8 million and lower compensation expense reflecting reduced financial performance and restructuring activities, partially offset by an increase in salary expense, primarily due to our acquisitions of Glide Technologies in October 2011, BWise in May 2012 and NOS Clearing in July 2012. The increase in 2011 was primarily due to an increase in salary expense from SMARTS, FTEN and ZVM, which were acquired in the second half of 2010, and Glide Technologies, which was acquired in October 2011, and higher compensation expenses reflecting stronger financial performance, as well as an unfavorable impact from foreign exchange of $17 million. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 2,506 employees at December 31, 2012 from 2,433 employees at December 31, 2011 and 2,395 employees at December 31, 2010. The increase in headcount in 2012 compared to 2011 was primarily due to our acquisition of BWise, partially offset by workforce reductions of 226 positions across our organization related to restructuring actions in 2012. See Note 3, “Restructuring Charges,” to the consolidated financial statements for a discussion of our restructuring charges incurred in 2012. The increase in headcount in 2011 compared with 2010 was primarily due to our acquisition of Glide Technologies in October 2011.

Marketing and advertising expense increased in both 2012 compared with 2011 and 2011 compared with 2010. The increase in 2012 was primarily due to increased brand advertising primarily featuring listed issuers. The increase in 2011 was primarily due to increased advertising on behalf of new issuers.

Depreciation and amortization expense decreased in 2012 compared with 2011 and increased in 2011 compared with 2010. The decrease in 2012 was primarily due to the write-off of certain acquired intangible assets associated with technology ($19 million), customer relationships ($6 million), and a certain trade name ($3 million), the write-off and disposal of leasehold improvements, asset impairments related to restructuring activities, primarily consisting of fixed assets and capitalized software which have been retired, and a favorable impact from foreign exchange of $2 million, partially offset by additional depreciation and amortization expense as a result of our recent acquisitions, primarily BWise in May 2012. The increase in 2011 was primarily due to an unfavorable impact from foreign exchange of $4 million, as well as additional depreciation and amortization expense as a result of our acquisitions of SMARTS, FTEN and ZVM, which were acquired in the second half of 2010, and Glide Technologies, which was acquired in October 2011.

Professional and contract services expense increased in both 2012 compared with 2011 and 2011 compared with 2010. The increase in 2012 was primarily due to costs incurred for special legal expenses, as well as incremental spending for professional and contract services, partially offset by a favorable impact from foreign exchange of $2 million. The increase in 2011 was primarily due to costs incurred for information technology security consultants and an unfavorable impact from foreign exchange of $3 million.

Computer operations and data communications expense decreased in 2012 compared with 2011 and increased in 2011 compared with 2010. The decrease in 2012 was primarily due to a value added tax, or VAT, refund relating to prior periods and a favorable impact from foreign exchange of $1 million, partially offset by additional computer operations and data communications expense as a result of our recent acquisitions, primarily Glide Technologies in October 2011 and BWise in May 2012. The increase in 2011 was primarily due to our acquisitions of SMARTS, FTEN and ZVM, which were acquired in the second half of 2010, and an unfavorable impact from foreign exchange of $3 million.

Occupancy expense increased in both 2012 compared with 2011 and 2011 compared with 2010. The increase in 2012 was primarily due to additional occupancy expense as a result of our recent acquisitions, primarily BWise in May 2012, as well as a $3 million sublease loss reserve charge on space we currently occupy due to an increase in net rental costs, partially offset by a favorable impact from foreign exchange of $1 million. The increase in 2011 was primarily due to an unfavorable impact from foreign exchange of $3 million.

Merger and strategic initiatives expense was $4 million in 2012 compared with $38 million in 2011 and $4 million in 2010. Merger and strategic initiatives expense for 2012 primarily related to our agreement with Thomson Reuters to acquire its Investor Relations, Public Relations and Multimedia Solutions businesses and costs related to recent acquisitions and other strategic initiatives, partially offset by a gain on our acquisition of NOS Clearing in July 2012. Merger and strategic initiatives expense for 2011 primarily related to costs incurred for advisors, bank commitment fees, legal and other professional services related to our joint proposal to acquire NYSE Euronext, as well as costs related to our acquisition of Glide Technologies in October 2011. Merger and strategic initiatives expense for 2010 included legal and consulting costs related to our acquisitions of SMARTS and FTEN and costs related to strategic initiatives.

Restructuring charges were $44 million in 2012. See Note 3, “Restructuring Charges,” to the consolidated financial statements for a discussion of our restructuring charges recorded during 2012. Cash expenditures for severance and other charges necessary to execute our restructuring actions were $20 million in 2012. Such expenditures, primarily for severance and other charges, have been funded with operating cash flows. We generated pre-tax savings of approximately $60 million in 2012 from our restructuring actions, and we expect an annualized savings of $60 million beginning in 2013.

General, administrative and other expense decreased in both 2012 compared with 2011 and 2011 compared with 2010. In 2011, we recorded a pre-tax charge of $25 million related to the write-off of a portion of the unamortized balance of debt issuance costs and debt discount related to the repayment of $335 million of the aggregate principal amount outstanding of our 2013 Convertible Notes that was completed in October 2011, and a pre-tax charge of $6 million recorded in 2011 related to the write-off of the remaining unamortized balance of debt issuance costs related to our $700 million senior unsecured term loan facility that was repaid in

September 2011. General, administrative and other expense included a favorable impact from foreign exchange of $3 million in 2012 and an unfavorable impact from foreign exchange of $4 million in 2011. General, administrative and other expense for 2010 included a pre-tax charge of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs of $28 million incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Year Ended December 31,			Percentage Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
	(in millions)
Interest income	$10	$11	$9	(9.1)%	22.2%
Interest expense	(97)	(119)	(102)	(18.5)%	16.7%

Net interest expense	(87)	(108)	(93)	(19.4)%	16.1%
Asset impairment charges	(40)	(18)	—	#	#
Dividend and investment income	—	1	(3)	#	#
Loss on divestiture of businesses	(14)	—	(11)	#	#
Income (loss) from unconsolidated investees, net	(1)	2	2	#	—

Total non-operating expenses	$(142)	$(123)	$(105)	15.4%	17.1%

#	Denotes a variance equal to or greater than 100.0%.

Total non-operating expenses were $142 million in 2012 compared with $123 million in 2011 and $105 million in 2010. Total non-operating expenses for 2012 primarily include net interest expense of $87 million, asset impairment charges of $40 million and a loss on divestiture of business of $14 million. Total non-operating expenses for 2011 primarily include net interest expense of $108 million and an impairment charge of $18 million on our investment security in DFM. Total non-operating expenses for 2010 primarily include net interest expense and a pre-tax loss on divesture of businesses.

Interest Income

Interest income decreased slightly in 2012 compared with 2011 and increased in 2011 compared with 2010. The decrease in 2012 was primarily due to a decrease in cash and cash equivalents in 2012. The increase in 2011 was primarily due to an increase in cash and cash equivalents in 2011 and a favorable impact from foreign exchange of $1 million.

Interest Expense

Interest expense for 2012 was $97 million, and was comprised of $86 million of interest expense, $4 million of non-cash expense associated with accretion of debt discounts, $3 million of non-cash debt issuance amortization expense, and $4 million of other bank and investment-related fees. Interest expense decreased in 2012 compared with 2011 due to lower average outstanding debt obligations in 2012 primarily resulting from the extinguishment of $335 million of our 2013 Convertible Notes in the fourth quarter of 2011, as well as lower average interest rates.

Interest expense for 2011 was $119 million, and was comprised of $97 million of interest expense, $13 million of non-cash expense associated with accretion of debt discounts, $6 million of non-cash debt issuance amortization expense, and $3 million of other bank and investment-related fees. Interest expense increased in 2011 compared with 2010 primarily due to higher average outstanding debt obligations in 2011 resulting from the issuance of our 2018 Notes in December 2010.

See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.

Asset Impairment Charges

In the second quarter of 2012, we recorded non-cash intangible asset impairment charges totaling $28 million related to certain acquired intangible assets associated with technology ($19 million), customer relationships ($6 million) and a certain trade name ($3 million). See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Purchased Intangible Assets,” to the consolidated financial statements for further discussion. In the first quarter of 2012, we also recorded a non-cash other-than-temporary impairment charge of $12 million related to our equity interest in EMCF. See “Equity Method Investments,” of Note 6, “Investments,” to the consolidated financial statements for further discussion.

In the fourth quarter of 2011, we recorded a non-cash, other-than-temporary impairment charge of $18 million related to our available-for-sale investment security in DFM. As of December 31, 2011, the cost basis of this investment security was $36 million and the fair value was $18 million. We reviewed the carrying amount of this investment security to determine whether an other-than-temporary decline in value existed as of December 31, 2011. We considered factors affecting the investee, factors affecting the industry the investee operates in and general market trends. We also considered the length of time the market value had been below the carrying amount and the near-term prospects for recovery of unrealized losses. Based on this review, we determined that the decline in value of this security below its carrying amount was other than temporary and we wrote down our investment to fair value which resulted in the $18 million pre-tax, non-cash impairment charge.

Dividend and Investment Income

Dividend and investment income increased in 2011 compared with 2010. The increase in 2011 was primarily due to an increase in the fair value of our government debt securities portfolio as a result of decreased interest rates.

Loss on Divestiture of Businesses

In August 2012, we sold IDCG and recorded a loss of $14 million. See “2012 Divestiture,” of Note 4, “Acquisitions and Divestitures,” for further discussion.

The loss on divestiture of businesses of $11 million in 2010 was due to our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million) in the second quarter of 2010.

Income (Loss) from Unconsolidated Investees, net

Net loss from unconsolidated investees of $1 million in 2012 and net income of $2 million in both 2011 and 2010 was related to our share in the earnings and losses of our equity method investments.

Income Taxes

NASDAQ OMX’s income tax provision was $199 million in 2012 compared with $190 million in 2011 and $137 million in 2010. The overall effective tax rate was 36.3% in 2012, 33.2% in 2011 and 26.0% in 2010. The higher effective tax rate in 2012 when compared to 2011 was primarily due to the impact to deferred tax assets and deferred tax liabilities resulting from changes in tax rates in various jurisdictions within the U.S. and outside the U.S., adjustments related to our 2005 – 2011 tax return liabilities which resulted in an increase to the tax provision and a shift in the geographic mix of earnings and losses. These increases are partially offset by a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which are not reflected in pre-tax earnings. The increase in the effective tax rate in 2011 when compared with 2010 was due to the impact of changes in tax laws in certain jurisdictions where NASDAQ OMX operates. Furthermore, in the third quarter of 2011, we recorded significant adjustments due to provision-to-tax return adjustments related to our 2010 tax return liabilities and a corresponding effect on deferred tax liabilities both which increased NASDAQ OMX’s tax provision in 2011. Also, 2010 results included reductions in deferred tax liabilities due to a revised effective tax rate and a tax deduction for a capital loss.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2010 are currently under audit by the Internal Revenue Service and we are subject to examination for 2011. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2010 and we are subject to examination for 2011. Non-U.S. tax returns are subject to review by the respective tax authorities for the years 2005 through 2011. In 2012, we settled audits with the state of New York and paid a total of $10 million with respect to the years 2000 through 2006. Of the $10 million paid, $5 million relates to tax and $5 million relates to interest. Since we included $2 million in our unrecognized tax benefits as of December 31, 2011, $3 million affected our 2012 effective tax rate. The outcome of this audit did not have a material impact on our financial position or results of operations. We anticipate that the amount of unrecognized tax benefits at December 31, 2012 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demands certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. NASDAQ OMX has decided to appeal the ruling by the Finnish Appeals Board to the Finnish Administrative Court. If the Finnish Administrative Court agrees with the Finnish Appeals Board, additional tax and penalties for the years 2008 through 2012 would total approximately $20 million. We expect the Finnish Administrative Court to agree with our position and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through December 31, 2012, we have recorded the tax benefits associated with the filing position.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $3 million in 2012 compared with $4 million in 2011 and $6 million in 2010. The losses are primarily attributable to noncontrolling interests in IDCG.

Non-GAAP Financial Measures

In addition to disclosing results determined in accordance with U.S. GAAP, we also have provided non-GAAP net income attributable to NASDAQ OMX and non-GAAP diluted earnings per share. Management uses this non-GAAP information internally, along with U.S. GAAP information, in evaluating our performance and in making financial and operational decisions.

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

Non-GAAP adjustments for the year ended December 31, 2012 primarily related to the following:

(i) income from open positions relating to the operations of the exchange of $11 million, (ii) merger and strategic initiatives costs of $4 million related to recent acquisitions and other strategic initiatives, net of gain on acquisition of NOS Clearing, (iii) restructuring charges of $44 million related to workforce reductions of $23 million, facilities-related charges of $10 million, asset impairment charges of $9 million and $2 million of other charges, (iv) intangible asset impairment charges of $40 million related to certain acquired intangible assets totaling $28 million as well as an other-than-temporary impairment charge related to our equity method interest in EMCF of $12 million, (v) a loss on divestiture of business of $14 million related to the sale of IDCG, (vi) special legal expenses of $7 million, (vii) a sublease loss reserve charge of $3 million recorded on space we currently occupy due to an increase in rental costs, (viii) a VAT refund of $7 million relating to prior periods, (ix) adjustment to the income tax provision of $32 million to reflect these non-GAAP adjustments, and (x) significant tax adjustments, net of $14 million due to the impact to deferred tax assets and deferred tax liabilities resulting from changes in tax rates in various jurisdictions within the U.S. and outside the U.S., adjustments related to our 2005—2011 tax return liabilities which resulted in an increase to the tax provision, partially offset by a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which are not reflected in pre-tax earnings.

Non-GAAP adjustments for the year ended December 31, 2011 primarily related to the following:

(i) merger and strategic initiatives costs of $38 million, primarily costs for advisors, bank commitment fees, legal and other professional services, related to our joint proposal to acquire NYSE Euronext, as well as costs related to recent acquisitions and other strategic initiatives, (ii) an asset impairment charge of $18 million related to our available-for-sale investment security in DFM, (iii) debt extinguishment and refinancing charges of $31 million, related to the repayment of the 2013 Convertible Notes and the repayment of our $700 million senior unsecured term loan facility, (iv) an adjustment to the income tax provision of $28 million to reflect these non-GAAP adjustments, and (v) significant tax adjustments, net of $5 million due to the impact of changes in tax laws in certain jurisdictions where NASDAQ OMX operates.

Non-GAAP adjustments for the year ended December 31, 2010 primarily related to the following:

(i) merger and strategic initiatives costs of $4 million, consisting primarily of costs for legal and consulting related to our acquisitions of SMARTS and FTEN, (ii) a loss on divestiture of businesses of $11 million due to our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million), (iii) debt extinguishment and refinancing charges of $40 million related to the repayment of our senior secured credit facilities in place as of December 31, 2009, (iv) a sublease loss reserve charge of $5 million recorded on space we occupy in Philadelphia, San Francisco and London due to our decision to vacate space in these properties, (v) asset retirement charges of $2 million primarily related to obsolete technology, (vi) workforce reduction costs of $9 million related to acquisitions, (vii) an adjustment to the income tax provision of $28 million to reflect these non-GAAP adjustments, and (viii) significant tax adjustments, net of $32 million due to provision-to-tax return adjustments related to our 2009 tax return liabilities.

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except per share amounts)
U.S. GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$352	$2.04	$387	$2.15	$395	$1.91

Non-GAAP adjustments:
Income from open positions relating to the operations of the exchange	(11)	(0.06)	—	—	—	—
Merger and strategic initiatives	4	0.02	38	0.21	4	0.02
Restructuring charges	44	0.26	—	—	—	—
Asset impairment charges	40	0.23	18	0.10	—	—
Loss on divestiture of businesses	14	0.08	—	—	11	0.05
Special legal expenses	7	0.04	—	—	—	—
Extinguishment of debt	—	—	31	0.17	40	0.20
Sublease reserves	3	0.02	—	—	5	0.03
Asset retirements	—	—	—	—	2	0.01
Workforce reductions	—	—	—	—	9	0.04
VAT refund	(7)	(0.04)	—	—	—	—
Other	4	0.02	4	0.03	5	0.02
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(32)	(0.19)	(28)	(0.16)	(28)	(0.14)
Significant tax adjustments, net	14	0.08	5	0.03	(32)	(0.15)

Total non-GAAP adjustments, net of tax	80	0.46	68	0.38	16	0.08

Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$432	$2.50	$455	$2.53	$411	$1.99

Weighted-average common shares outstanding for diluted earnings per share		172,587,870		180,011,247		206,514,655

(1)	We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

Liquidity and Capital Resources

While global markets and economic conditions continue to improve from adverse levels experienced during the past several years, investors and lenders remain cautious about the pace of the global economic recovery. This lack of confidence in the prospects for growth could result in sporadic increases in market volatility and lackluster trading volumes, which could in turn affect our ability to obtain additional funding from lenders. Currently, our cost and availability of funding remain healthy.

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock in the capital markets and by issuing debt obligations. In addition to these cash sources, we have a $750 million revolving credit commitment (including a swingline facility and letter of credit facility) under our senior unsecured five-year credit facility. As of December 31, 2012, $624 million is available. See “2011 Credit Facility,” of Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, share repurchases, dividends, and severance and other costs related to restructuring actions. Working capital (calculated as current assets less current liabilities) was $565 million at December 31, 2012, compared with $543 million at December 31, 2011, an increase of $22 million.

In December 2012, we entered into an agreement with Thomson Reuters to acquire its Investor Relations, Public Relations and Multimedia Solutions businesses for $390 million. We plan to fund this transaction through cash on hand and capacity under our revolving credit commitment. Upon closing, these complementary businesses will be integrated into our Corporate Solutions business. The proposed transaction is subject to customary regulatory approvals and is expected to close in the first half of 2013. We also announced an agreement to acquire a 25% stake in TOM, a Dutch cash equities and equity derivatives trading venue. We plan to fund this transaction through cash on hand. The terms of the transaction also provide us an option to acquire an additional 25.1% of the remaining shares at a future date. This transaction delivers on our strategy to expand our derivatives presence across the European market and will be part of our European Transaction Services business. The acquisition is subject to regulatory approval.

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

Financial Assets

The following table summarizes our financial assets:

	December 31, 2012	December 31, 2011
	(in millions)
Cash and cash equivalents	$497	$506
Restricted cash	85	34
Non-current restricted cash	25	97
Financial investments, at fair value	223	279

Total financial assets	$830	$916

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of December 31, 2012, our cash and cash equivalents of $497 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of December 31, 2012 decreased $9 million from December 31, 2011 primarily due to net cash used in investing and financing activities, partially offset by net cash provided by operating activities. See “Cash Flow Analysis” below for further discussion.

Current restricted cash, which was $85 million as of December 31, 2012 and $34 million as of December 31, 2011, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Consolidated Balance Sheets. As of December 31, 2012 and December 31, 2011, current restricted cash primarily includes cash held for regulatory purposes at NASDAQ OMX Stockholm and NOS Clearing. Non-current restricted cash was $25 million at December 31, 2012 compared with $97 million at December 31, 2011. The decline in non-current restricted cash is primarily due to the release of restricted cash due to the sale of IDCG in August 2012. Non-current restricted cash at December 31, 2012 is segregated for NOCC to improve its liquidity position, which is not available for general use.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $198 million as of December 31, 2012 and $158 million as of December 31, 2011. The remaining balance held in the U.S. totaled $299 million as of December 31, 2012 and $348 million as of December 31, 2011.

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

During the fourth quarter of 2011, we repurchased 3,983,481 shares of our common stock at an average price of $25.10, for an aggregate purchase price of $100 million. During 2012, we repurchased 11,544,457 shares of our common stock at an average price of $23.82, for an aggregate purchase price of $275 million, completing the share repurchase program authorized in the fourth quarter of 2011. The shares repurchased under the share repurchase program are available for general corporate purposes. As of December 31, 2012, the remaining amount for share repurchases under the program authorized in the third quarter of 2012 was $225 million.

Cash Dividends on Common Stock

In June, September and December of 2012, we paid quarterly cash dividends of $0.13 per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 13, “NASDAQ OMX Stockholders’ Equity,” to the consolidated financial statements for further discussion of the dividends.

In January 2013, pursuant to delegated authority, the finance committee of the board of directors declared a regular quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend is payable on March 28, 2013 to shareholders of record at the close of business on March 14, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $223 million as of December 31, 2012 and $279 million as of December 31, 2011 and are primarily comprised of trading securities, mainly Swedish government debt securities. Of these securities, $134 million as of December 31, 2012 and $212 million as of December 31, 2011 are restricted assets to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. This balance also includes our available-for-sale investment security in DFM valued at $22 million as of December 31, 2012 and $18 million as of December 31, 2011. See Note 6, “Investments,” to the consolidated financial statements for further discussion of our trading securities and available-for-sale investment security.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	December 31, 2012	December 31, 2011
		(in millions)
3.75% convertible notes (net of discount)(1)	October 2012	$—	$—
2.50% convertible senior notes	August 2013	91	88
4.00% senior unsecured notes (net of discount)	January 2015	399	399
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility	September 2016	394	439
$750 million revolving credit commitment	September 2016	126	226
5.25% senior unsecured notes (net of discount)	January 2018	368	367
5.55% senior unsecured notes (net of discount)	January 2020	598	598

Total debt obligations		1,976	2,117
Less current portion		(45)	(45)

Total long-term debt obligations		$1,931	$2,072

(1)

As of December 31, 2011, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding. In June 2012, all of the remaining aggregate principal amount of the 3.75% convertible notes outstanding were converted into 34,482 shares of common stock in accordance with the terms of the notes.

In addition to the $750 million revolving credit commitment, we also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At December 31, 2012, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2011, these credit facilities totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized.

At December 31, 2012, we were in compliance with the covenants of all of our debt obligations.

See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Nordic Clearing and NOS Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At December 31, 2012, our required regulatory capital consisted of $113 million of Swedish government debt securities, that are included in financial investments, at fair value in the Consolidated Balance Sheets and $45 million of cash that is included in restricted cash in the Consolidated Balance Sheets.

In addition, we have available credit facilities of $93 million which can be utilized to satisfy our regulatory capital requirements. See “Debt Obligations” above for further discussion.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At December 31, 2012, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $10.9 million, or $10.6 million in excess of the minimum amount required. At December 31, 2012, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $3.4 million, or $3.1 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Year Ended December 31,		Percentage Change
	2012	2011
	(in millions)
Net cash provided by (used in):
Operating activities	$594	$669	(11.2)%
Investing activities	(128)	(146)	(12.3)%
Financing activities	(485)	(325)	49.2%
Effect of exchange rate changes on cash and cash equivalents	10	(7)	#

Net increase (decrease) in cash and cash equivalents	(9)	191	#
Cash and cash equivalents at the beginning of period	506	315	60.6%

Cash and cash equivalents at the end of period	$497	$506	(1.8)%

#	Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the year ended December 31, 2012:

•	Net income of $349 million, plus:

•

Non-cash items of $251 million comprised primarily of $104 million of depreciation and amortization expense, $46 million of share-based compensation expense, $40 million related to asset impairment charges, $16 million of restructuring charges, deferred income taxes of $16 million, and a loss on divestiture of business of $14 million.

•	Decrease in other assets of $71 million primarily due to the release of restricted cash resulting from the sale of IDCG.

Partially offset by a:

•

Increase in receivables, net of $30 million primarily due to an increase in receivables across multiple businesses relating to timing of collections and activity, partially offset by a decrease in income tax receivables.

•	Decrease in accrued personnel costs of $27 million primarily due to the payment of our 2011 incentive compensation in the first quarter of 2012, partially offset by the 2012 accrual.

•	Decrease in other liabilities of $17 million primarily reflecting the release of escrow amounts related to certain acquisitions and the utilization of sublease reserve balances.

•

Decrease in Section 31 fees payable to the SEC of $9 million primarily due to lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems, partially offset by higher Section 31 fee rates in 2012.

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

•	Decrease in other assets of $69 million primarily due to a decrease in non-current deferred tax assets related to the utilization of a capital-loss carry-back.

•	Increase in accounts payable and accrued expenses of $24 million primarily due to the timing of payments and an increase in accrued interest payable.

•	Increase in Section 31 fees payable to SEC of $24 million primarily due to higher Section 31 fee rates in 2011.

Partially offset by a:

•	Decrease in other liabilities of $22 million primarily reflecting the utilization of sublease reserves and decreased accrued taxes.

•	Decrease in deferred revenue of $14 million primarily due to the timing and delivery of Market Technology projects.

Net Cash Used in Investing Activities

Net cash used in investing activities for the years ended December 31, 2012 and 2011 primarily consisted of purchases of trading securities, cash used for acquisitions and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net Cash Used in Financing Activities

Net cash used in financing activities for the year ended December 31, 2012 primarily consisted of $275 million of cash used in connection with our share repurchase programs, repayment of debt obligations of $145 million consisting of an optional prepayment of $100 million on our revolving credit commitment and required quarterly principal payments totaling $45 million on our $450 million funded term loan, or 2016 Term Loan, and $65 million related to cash dividends paid on our common stock.

Net cash used in financing activities for the year ended December 31, 2011 primarily consisted of the repayment of debt obligations of $948 million consisting of the repayment of our term loans in place as of December 31, 2010 of $570 million, repayment of $335 million of the aggregate principal amount outstanding of the 2013 Convertible Notes for $343 million, a required quarterly principal payment of $11 million on our 2016 Term Loan, and an optional principal payment of $24 million on our revolving credit commitment. We also utilized $100 million of cash in connection with our share repurchase program. These decreases were partially offset by proceeds from debt obligations of $700 million consisting of $450 million in proceeds received from the issuance of the 2016 Term Loan and $250 million in proceeds received from borrowings under our revolving credit commitment. For further discussion of the 2016 Term Loan, as well as the repayment of our debt obligations, see “Credit Facilities,” of Note 9, “Debt Obligations,” to the consolidated financial statements.

For further discussion of our debt obligations, see Note 9, “Debt Obligations,” to the consolidated financial statements. For further discussion of our share repurchase programs, see “Share Repurchase Programs and Share Repurchase from Borse Dubai,” of Note 13, “NASDAQ OMX Stockholders’ Equity,” to the consolidated financial statements.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations by contract maturity(1)	$2,407	$217	$633	$494	$1,063
Minimum rental commitments under non-cancelable operating leases, net(2)	449	71	128	118	132
Other obligations(3)	18	16	2	—	—

Total	$2,874	$304	$763	$612	$1,195

(1)

Our debt obligations include both principal and interest obligations. At December 31, 2012, an interest rate of 1.61% was used to compute the amount of the contractual obligations for interest on our 2016 Term Loan and an interest rate of 1.42% was used to compute the amount of the contractual obligations for interest on our revolving credit commitment. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at December 31, 2012. See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

(2)

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)

In connection with our acquisitions of FTEN, SMARTS, Glide Technologies and the index business of Mergent, Inc., including Indxis, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. At December 31, 2012, these agreements provide for future payments of $18 million and are included in other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

Off-Balance Sheet Arrangements

Default Fund Contributions and Margin Collateral Received for Clearing Operations

Default Fund Contributions

Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions are invested by NASDAQ OMX Nordic Clearing in accordance with its investment policies and are included in default funds and margin deposits in the Consolidated Balance Sheets. However, non-cash contributions, which include highly rated government debt securities that must meet the investment policies of NASDAQ OMX Nordic Clearing and NOS Clearing, as well as pledged cash, are pledged assets that are not recorded in our Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing and NOS Clearing do not take legal ownership of these assets and the risks and rewards remain with the clearing members. These pledged assets are held at a nominee account in NASDAQ OMX Nordic Clearing’s name or NOS Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX Nordic Clearing or NOS Clearing in the event of default. The pledged asset balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. See Note 16, “Clearing Operations,” to the consolidated financial statements for further discussion of our clearing operations and default fund contributions.

Margin Collateral Received for Clearing Operations

Nordic Clearing and NOS Clearing

NASDAQ OMX Nordic Clearing and NOS Clearing each require all clearing members to provide collateral, which may consist of cash and eligible securities, in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. All collateral is maintained at a third-party custodian bank or deposit bank account for the benefit of the clearing members and is immediately accessible by NASDAQ OMX Nordic Clearing or NOS Clearing in the event of default. The pledged margin collateral is not recorded in our Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belongs to the counterparty. Clearing member pledged margin collateral related to our clearing operations was $6.7 billion as of December 31, 2012 and $5.0 billion as of December 31, 2011.

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

In the first half of 2013, NASDAQ OMX Nordic Clearing will implement a new collateral process. NASDAQ OMX Nordic Clearing will maintain all cash deposits related to margin collateral and will include these cash deposits in default funds and margin deposits in the Consolidated Balance Sheets as both a current asset and a current liability, as NASDAQ OMX Nordic Clearing will assume the risks and rewards of collateral ownership. In addition to cash, clearing members may also contribute eligible pledged assets consisting of highly rated government debt securities that must meet the specific criteria approved by NASDAQ OMX Nordic Clearing and/or an on-demand guarantee. These pledged assets will not be recorded in our Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing will not take legal ownership of these assets as the risks and rewards will remain with the clearing members. Assets pledged will be held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and will be immediately accessible by NASDAQ OMX Nordic Clearing in the event of default.

U.S. Clearing

NOCC is the beneficiary of letters of credit from banks meeting certain rating standards, which are posted on behalf of market participants in lieu of posting cash collateral. The aggregate amount of letters of credit of which NOCC is the beneficiary was $101 million at December 31, 2012 and $81 million at December 31, 2011.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by clearing members discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. Financial guarantees issued to us totaled $7 million at December 31, 2012 and $4 million at December 31, 2011. At December 31, 2012, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2011, these facilities totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees of $18 million as of December 31, 2012 and $17 million as of December 31, 2011. These guarantees primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $5 million as of December 31, 2012 and $6 million as of December 31, 2011 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees.

We also have provided a $25 million guarantee to NOCC to cover potential losses in the event of customer defaults, net of any collateral posted against such losses.

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

Interest Rate Risk

The following table summarizes our financial assets and liabilities that are subject to interest rate risk as of December 31, 2012:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100 bp adverse shift in interest rate(2)
	(in millions)
Floating rate positions(3)	$902	$729	$2
Fixed rate positions(4)	115	1,463	1

(1)	Represents total contractual debt obligations and amounts related to default fund contributions and margin deposits.

(2)	Annualized impact of a 100 basis point parallel adverse shift in the yield curve.
(3)	Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.
(4)	Financial assets primarily consist of Swedish government debt securities, which are classified as trading investment securities, with an average duration of 1.5 years.

We are exposed to cash flow risk on floating rate financial assets of $902 million and financial liabilities of $729 million at December 31, 2012. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on December 31, 2012 positions, each 1.0% adverse change in interest rate would impact annual pre-tax income by $2 million related to our floating rate positions.

We are exposed to price risk on our fixed rate financial assets, which totaled $115 million at December 31, 2012 and have an average duration of 1.5 years. The net effect of a parallel shift on 1.0% of the interest rate curve, taking into account the change in fair value and increased interest income, would impact annual pre-tax income by $1 million.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency translation risk. For the year ended December 31, 2012, approximately 34.8% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 26.5% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone. For the year ended December 31, 2011, approximately 35.6% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 31.4% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the year ended December 31, 2012 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
	(in millions, except currency rate)
Average foreign currency rate to the U.S. dollar in 2012	0.1478	1.2864	0.1720	0.1728	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	21.8%	4.0%	2.8%	2.5%	3.7%
Percentage of operating income	20.2%	4.2%	3.3%	3.6%	(4.8)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(36)	$(7)	$(5)	$(4)	$(6)
Impact of a 10% adverse currency fluctuation on operating income	$(14)	$(3)	$(2)	$(8)	$(9)

#	Represents multiple foreign currency rates.

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

Our primary exposure to net assets in foreign currencies as of December 31, 2012 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(millions of dollars)
Swedish Krona(1)	$4,262	$(426)
Norwegian Krone	326	(33)
Euro	144	(14)
Australian Dollar	95	(10)

(1)	Includes goodwill of $3,359 million and intangible assets, net of $1,041 million.

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

We are exposed to credit risk through our clearing operations with NASDAQ OMX Nordic Clearing, NOS Clearing, and riskless principal trading and clearing at NOCC. NOCC is the legal counterparty for each of their customer’s positions traded or cleared and thereby guarantee the fulfillment of each of their customer’s contracts. See “Default Fund Contributions and Margin Collateral Received for Clearing Operations,” of “Off-Balance Sheet Arrangements,” above, as well as Note 16, “Clearing Operations” for further discussion.

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

Goodwill and Related Impairment

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. We test for impairment during the fourth quarter of our fiscal year using carrying amounts as of October 1. In conducting the 2012 annual impairment test for goodwill, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of a reporting unit was less than the carrying amount as a basis for determining whether it was necessary to perform the two-step quantitative goodwill impairment test described in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 350, “Intangibles–Goodwill and Other,” or ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step quantitative test for goodwill impairment is performed for the appropriate reporting units. Otherwise, we conclude that no impairment is indicated and the two-step quantitative test for goodwill impairment is not performed.

In conducting the initial qualitative assessment, we analyzed actual and projected growth trends for each reporting unit, as well as historical performance versus plan and the results of prior quantitative tests performed. Additionally, each reporting unit assesses critical areas that may impact their business, including macroeconomic conditions and the related impact, market related exposures, competitive changes, new or discontinued products, changes in key personnel, or any other potential risks to their projected financial results.

If required, the quantitative goodwill impairment test is a two-step process performed at the reporting unit level. First, the fair value of each reporting unit is compared to its corresponding carrying amount, including goodwill. The fair value of each reporting unit is estimated using a combination of discounted cash flow valuation, which incorporates assumptions regarding future growth rates, terminal values, and discount rates, as well as guideline public company valuations, incorporating relevant trading multiples of comparable companies and other factors. The estimates and assumptions used consider historical performance and are consistent with the assumptions used in determining future profit plans for each reporting unit, which are approved by our board of directors. If the first step results in the carrying amount exceeding the fair value of the reporting unit, then a second step must be completed in order to determine the amount of goodwill impairment that should be recorded, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for any difference.

For our annual test of goodwill impairment in 2012, we considered the results of our 2011 and 2010 quantitative impairment tests, which indicated that the fair value of each reporting unit was in excess of its carrying amount. We also considered future financial projections, current market conditions, and any changes in the carrying amount of the reporting units.

At the time of our 2012 annual impairment test, our goodwill balance was $5.3 billion, of which $4.7 billion was attributable to our Market Services segment, $0.4 billion was attributable to our Issuer Services segment and $0.2 billion was attributable to our Market Technology segment.

We utilized the qualitative screen for Issuer Services and Market Technology, as the excesses of their fair values over their respective carrying amounts were significant. In conducting the qualitative assessment for these two reporting units, we evaluated future financial projections by management to determine if there were any changes in the key inputs used to determine the fair values of each reporting unit. We also considered the qualitative factors in ASC Topic 350, as well as other relevant events and circumstances. Based on the results of the qualitative assessment for each reporting unit, we concluded based on a preponderance of positive indicators and the weight of such indicators that the fair values of our Issuer Services and Market Technology reporting units are more likely than not greater than their respective carrying amounts and as a result, quantitative analyses were not needed. Therefore, no further testing of goodwill for impairment was performed for these reporting units for the year ended December 31, 2012.

Based on unfavorable domestic and international economic trends, particularly declining cash equity and derivative trading volumes, we bypassed the qualitative assessment for the Market Services reporting unit. We performed step one of the quantitative goodwill impairment test and determined that the fair value of our Market Services reporting unit exceeded its carrying amount. As a result, no goodwill impairment was recorded. The fair value of our Market Services reporting unit was determined using a combination of two equally weighted valuation methods, a market approach and an income approach. The market approach estimates fair value by applying revenues, earnings and cash flow multiples to the Market Services reporting segment’s operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to our Market Services reporting unit. The market approach requires management’s judgment to determine several valuation inputs, including the selection of comparable companies and control premium. The control premium is based on recent transactions in the marketplace. Under the income approach, we estimated future cash flows of our Market Services reporting unit based on internally generated forecasts of future financial performance. We determined a long-term growth rate for the terminal year period based on historical and expected inflation rates as well as management’s estimate of the long-term growth of the business. We then discounted the projected cash flows using a weighted average cost of capital of 11.2%. The fair value of our Market Services reporting unit exceeded its carrying amount by less than 10%. Holding all other assumptions constant at the testing date, a 5% decrease in the estimated free cash flows of this reporting unit would not reduce the estimated fair value below the carrying amount. However, holding all other assumptions constant, a 50 basis point increase in the discount rate used in the testing of this reporting unit would reduce the estimated fair value below its carrying amount by 1%, indicating a possible impairment. Because step two of the impairment was not required for this reporting unit, it is not possible at this time to determine if a decrease in our valuation inputs would result in an impairment charge, or if such a charge would be material.

Although we believe our estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs could materially affect the results of our impairment review. If our forecast of cash flows generated by our Market Services reporting unit or other key inputs are negatively revised in the future, the estimated fair value of the Market Services reporting unit would be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results.

Subsequent to our annual impairment test, no indications of an impairment were identified.

Indefinite-Lived Intangible Assets and Related Impairment

Intangible assets deemed to have indefinite useful lives are not amortized but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value, using the relief from royalty approach for trade names and the Greenfield Approach for exchange and clearing registrations and licenses, both of which incorporate assumptions regarding future revenue projections and discount rates. Similar to goodwill impairment testing, we test for impairment of indefinite-lived intangible assets during the fourth quarter of our fiscal year using carrying amounts as of October 1. In conducting the 2012 annual impairment test for indefinite-lived intangible assets, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of an indefinite-lived intangible asset was less than the carrying amount as a basis for determining whether it was necessary to perform the quantitative impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the quantitative test for indefinite-lived intangible assets impairment is performed for the appropriate intangible assets. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded for the difference.

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

•	Technology: 3—5 years

•	Customer relationships: 10—30 years

•	Other: 2—10 years

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

See Note 4, “Acquisitions and Divestitures,” and Note 5, “Goodwill and Purchased Intangible Assets,” to the consolidated financial statements for further discussion of intangible assets.

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

Share-Based Compensation

The accounting for share-based compensation requires the measurement and recognition of compensation expense for all share-based awards made to employees based on estimated fair values. Share-based awards, or equity awards, include employee stock options, restricted stock and performance share units, or PSUs. Restricted stock awards generally refer to restricted stock units.

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

Recently Adopted Accounting Pronouncements

ASC Topic 820—In May 2011, the FASB issued amended guidance relating to ASC Topic 820 which requires the categorization by level of the fair value hierarchy for items not measured at fair value on our Consolidated Balance Sheets, but for which the fair value is disclosed. This accounting guidance was effective for us on January 1, 2012. Since this guidance only required additional disclosure, it did not affect our financial position or results of operations.

ASC Topic 220—In June 2011, the FASB issued amended guidance relating to ASC Topic 220, “Comprehensive Income,” or ASC Topic 220, which eliminates the option to present the components of other comprehensive income as part of the statement of equity. Instead, the amended guidance requires entities to report components of comprehensive income in either a single continuous statement of comprehensive income containing two sections, net income and other comprehensive income, or in two separate but consecutive statements. This accounting guidance was effective for us on January 1, 2012 with early adoption permitted. We adopted this guidance as of June 30, 2011 and present two separate but consecutive statements presenting the components of comprehensive income. Since this guidance only required a change in the format of the presentation of comprehensive income, it did not affect our financial position or results of operations.

ASC Topic 350—In September 2011, the FASB issued amended guidance relating to ASC Topic 350, which affects all entities that have goodwill reported in the financial statements. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. This accounting guidance was effective for us on January 1, 2012 with early adoption permitted. We adopted this guidance as of September 30, 2011 and used the qualitative assessment option for our annual goodwill impairment test performed for fiscal 2011. For testing procedures and results, see “Goodwill,” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements. Since this guidance only changed the manner in which we assess goodwill for impairment, it did not affect our financial position or results of operations.

In July 2012, the FASB issued amended guidance relating to ASC Topic 350, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. This accounting guidance is effective for us on January 1, 2013 with early adoption permitted. We adopted this guidance as of September 30, 2012 and used the qualitative assessment options for our annual indefinite-lived intangible asset impairment test performed for fiscal 2012. For testing procedures and results, see “Intangible Assets, net,” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements. Since this guidance only changes the manner in which we assess indefinite-lived intangible assets for impairment, it did not affect our financial position or results of operations.

Summarized Quarterly Financial Data (Unaudited)

	1st Qtr 2012	2nd Qtr 2012	3rd Qtr 2012	4th Qtr 2012
	(in millions, except per share amounts)
Total revenues	$801	$823	$743	$752
Cost of revenues	(390)	(399)	(334)	(333)

Revenues less transaction rebates, brokerage, clearance and exchange fees	411	424	409	419
Total operating expenses	240	249	239	244

Operating income	171	175	170	175

Net income attributable to NASDAQ OMX	$85	$93	$89	$85

Basic earnings per share	$0.49	$0.55	$0.53	$0.52

Diluted earnings per share	$0.48	$0.53	$0.52	$0.50

Cash dividends declared per common share	$—	$0.13	$0.13	$0.13

	1st Qtr 2011	2nd Qtr 2011	3rd Qtr 2011	4th Qtr 2011
	(in millions, except per share amounts)
Total revenues	$815	$837	$944	$837
Cost of revenues	(402)	(422)	(508)	(417)

Revenues less transaction rebates, brokerage, clearance and exchange fees	413	415	436	420
Total operating expenses	230	257	241	259

Operating income	183	158	195	161

Net income attributable to NASDAQ OMX	$104	$92	$110	$82

Basic earnings per share	$0.59	$0.52	$0.62	$0.46

Diluted earnings per share	$0.57	$0.51	$0.61	$0.45

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

NASDAQ OMX’s consolidated financial statements, including Consolidated Balance Sheets as of December 31, 2012 and 2011, Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010, Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010, Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010, Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated February 21, 2013, are attached hereto as pages F-1 through F-59 and incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a). Disclosure controls and procedures. NASDAQ OMX’s management, with the participation of NASDAQ OMX’s Chief Executive Officer, and Chief Financial Officer and Executive Vice President, Corporate Strategy, has evaluated the effectiveness of NASDAQ OMX’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, NASDAQ OMX’s Chief Executive Officer, and Chief Financial Officer and Executive Vice President, Corporate Strategy have concluded that, as of the end of such period, NASDAQ OMX’s disclosure controls and procedures are effective.

(b). Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on its assessment, our management believes that, as of December 31, 2012, our internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on NASDAQ OMX’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The NASDAQ OMX Group, Inc.

We have audited The NASDAQ OMX Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The NASDAQ OMX Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The NASDAQ OMX Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standard of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The NASDAQ OMX Group, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012 of The NASDAQ OMX Group, Inc. and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 21, 2013

Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about NASDAQ OMX’s directors, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in NASDAQ OMX’s proxy statement for the 2013 Annual Meeting of Stockholders, or the Proxy. Information about NASDAQ OMX’s executive officers, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Executive Officers of NASDAQ OMX” in the Proxy. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by reference from the discussion under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy. Information about NASDAQ OMX’s code of ethics, as required by Item 406 of Regulation S-K, is incorporated by reference from the discussion under the caption “NASDAQ OMX Corporate Governance Guidelines and Code of Ethics” in the Proxy. Information about NASDAQ OMX’s nomination procedures, audit committee and audit committee financial experts, as required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in the Proxy.

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

Equity Compensation Plan Information

NASDAQ OMX’s Equity Plan provides for the issuance of our equity securities to our officers and other employees, directors and consultants. In addition, most employees of NASDAQ OMX and its subsidiaries are eligible to participate in the NASDAQ OMX Employee Stock Purchase Plan, or ESPP, at 85.0% of the fair market value of our common stock on the price calculation date. The Equity Plan and the ESPP have been approved previously by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under all of NASDAQ OMX’s compensation plans as of December 31, 2012.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights(a)(1)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a)(c)
Equity compensation plans approved by stockholders	7,545,777	$21.10	7,406,552	(2)
Equity compensation plans not approved by stockholders	—	$—
Total	7,545,777	$21.10	7,406,552	(2)

(1)

The amounts in this column include only the number of shares to be issued upon exercise of outstanding options, warrants and rights. At December 31, 2012, we also had 5,083,987 shares to be issued upon vesting of outstanding restricted stock and PSUs.

(2)	This amount includes 4,072,284 shares of common stock that may be awarded pursuant to the Equity Plan and 3,334,268 shares of common stock that may be issued pursuant to the ESPP.

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

(a)(3) Exhibits

Exhibit Index

Exhibit Number

2.1	Binding Offer Letter Agreement, dated as of December 12, 2012 between NASDAQ OMX and Thomson Reuters (Markets) LLC.

3.1	Restated Certificate of Incorporation of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).

3.1.1	Certificate of Designation of Series A Convertible Preferred Stock of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1.8 to the Current Report on Form 8-K filed on October 6, 2009).

3.2	By-Laws of NASDAQ OMX (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 14, 2013).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on April 30, 2001).

4.2	Indenture, dated as February 26, 2008, between Nasdaq and The Bank of New York (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 3, 2008).

4.3	Form of 2.50% Convertible Senior Note due 2013 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.4	Registration Rights Agreement, dated February 26, 2008, among The NASDAQ OMX Group, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.5	The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.5.1	First Amendment to The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 19, 2009, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 4.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).

4.6	Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.6.1	First Amendment to Registration Rights Agreement, dated as of February 19, 2009, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 4.11.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).

Exhibit Number

4.7	Indenture, dated as of January 15, 2010, between NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 19, 2010).

4.8	First Supplemental Indenture, dated as of January 15, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

4.9	Second Supplemental Indenture, dated as of December 17, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 21, 2010).

4.10	NASDAQ Stockholders’ Agreement, dated as of December 16, 2010, between The NASDAQ OMX Group, Inc. and Investor AB (incorporated herein by reference to Exhibit 4.12 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).

10.1	Amended and Restated Board Compensation Policy, effective as of May 26, 2011 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 4, 2011).*

10.2	The NASDAQ OMX Group, Inc. 2010 Executive Corporate Incentive Plan, effective as of January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 4, 2010).*

10.3	Form of NASDAQ OMX Non-Qualified Stock Option Award Certificate (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).*

10.4	Form of NASDAQ OMX Restricted Unit Award Certificate (employees) (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).*

10.5	Form of NASDAQ OMX Restricted Stock Unit Award Certificate (directors) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012).*

10.6	Form of NASDAQ OMX One-Year Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012).*

10.7	Form of NASDAQ OMX Three-Year Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012).*

10.8	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.8.1	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.9	The NASDAQ OMX Group, Inc. Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.10	Employment Agreement between NASDAQ OMX and Robert Greifeld, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2012).*

10.10.1	Memorandum of Understanding between NASDAQ OMX and Robert Greifeld, effective as of December 11, 2012.*

10.11	Nonqualified Stock Option Agreement between Nasdaq and Robert Greifeld reflecting December 13, 2006 grant (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.12	Nonqualified Stock Option Agreement between NASDAQ OMX and Robert Greifeld reflecting June 30, 2009 grant (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

Exhibit Number

10.13	2011 Performance Share Unit Agreement between NASDAQ OMX and Robert Greifeld (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 4, 2011).*

10.14	Form of Amended and Restated Letter Agreement, effective as of December 31, 2008, between NASDAQ OMX and Certain Executive Officers (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.15	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.15.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 (incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.15.2	Second Amendment to Employment Agreement between NASDAQ OMX and Edward Knight, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.15.3	Third Amendment to Employment Agreement between NASDAQ OMX and Edward Knight, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 28, 2012).*

10.16	Employment Agreement, dated as of June 24, 2008, between OMX AB and Hans-Ole Jochumsen (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.17	Credit Agreement, dated as of September 19, 2011, among NASDAQ OMX, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, Inc., Nordea Bank AB (publ.), Merchant Banking, Skandinaviska Enskilda Banken AB (publ.) UBS Securities LLC and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 22, 2011).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 13 to the consolidated financial statements under Part II, Item 9 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.
**	The following materials from The NASDAQ OMX Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (ii) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010: (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) notes to consolidated financial statements.

(b)	Exhibits:

See Item 15(a)(3) above.

(c)	Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2013.

THE NASDAQ OMX GROUP, INC.

By:	/S/ ROBERT GREIFELD
Name:	Robert Greifeld
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 21, 2013.

Name	Title

/S/ ROBERT GREIFELD Robert Greifeld	Chief Executive Officer and Director (Principal Executive Officer)

/S/ LEE SHAVEL Lee Shavel	Chief Financial Officer and Executive Vice President, Corporate Strategy (Principal Financial Officer)

/S/ RONALD HASSEN Ronald Hassen	Senior Vice President and Controller (Principal Accounting Officer)

* Börje Ekholm	Chairman of the Board

* Steven D. Black	Director

* Glenn H. Hutchins	Director

* Essa Kazim	Director

* John D. Markese	Director

* Ellyn A. McColgan	Director

* Thomas F. O’Neill	Director

* James S. Riepe	Director

* Michael R. Splinter	Director

* Lars Wedenborn	Director

*	Pursuant to Power of Attorney

By:	/S/ EDWARD S. KNIGHT
Edward S. Knight
Attorney-in-Fact

THE NASDAQ OMX GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements and schedule of The NASDAQ OMX Group, Inc. and its subsidiaries are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The NASDAQ OMX Group, Inc.

We have audited the accompanying consolidated balance sheets of The NASDAQ OMX Group, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index under Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The NASDAQ OMX Group, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The NASDAQ OMX Group, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 21, 2013

The NASDAQ OMX Group, Inc.

Consolidated Balance Sheets

(in millions, except share and par value amounts)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$497	$506
Restricted cash	85	34
Financial investments, at fair value	223	279
Receivables, net	333	308
Deferred tax assets	33	16
Default funds and margin deposits	209	17
Open clearing contracts:
Derivative positions, at fair value	—	1,566
Resale agreements, at contract value	—	3,745
Other current assets	112	110

Total current assets	1,492	6,581
Non-current restricted cash	25	97
Property and equipment, net	211	193
Non-current deferred tax assets	294	392
Goodwill	5,335	5,061
Intangible assets, net	1,650	1,648
Other non-current assets	125	119

Total assets	$9,132	$14,091

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$172	$164
Section 31 fees payable to SEC	97	106
Accrued personnel costs	111	132
Deferred revenue	139	124
Other current liabilities	119	112
Deferred tax liabilities	35	27
Default funds and margin deposits	209	17
Open clearing contracts:
Derivative positions, at fair value	—	1,566
Repurchase agreements, at contract value	—	3,745
Current portion of debt obligations	45	45

Total current liabilities	927	6,038
Debt obligations	1,931	2,072
Non-current deferred tax liabilities	713	670
Non-current deferred revenue	156	154
Other non-current liabilities	196	171

Total liabilities	3,923	9,105

Commitments and contingencies
Equity
NASDAQ OMX stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 213,426,908 at December 31, 2012 and 213,398,111 at December 31, 2011; shares outstanding: 165,605,838 at December 31, 2012 and 173,552,939 at December 31, 2011	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: 1,600,000 at December 31, 2012 and December 31, 2011; shares outstanding: none at December 31, 2012 and December 31, 2011	—	—
Additional paid-in capital	3,771	3,793
Common stock in treasury, at cost: 47,821,070 shares at December 31, 2012 and 39,845,172 shares at December 31, 2011	(1,058)	(860)
Accumulated other comprehensive loss	(185)	(350)
Retained earnings	2,678	2,391

Total NASDAQ OMX stockholders’ equity	5,208	4,976
Noncontrolling interests	1	10

Total equity	5,209	4,986

Total liabilities and equity	$9,132	$14,091

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenues:
Market Services	$2,560	$2,886	$2,700
Issuer Services	375	361	338
Market Technology	184	183	152
Other	—	—	1

Total revenues	3,119	3,430	3,191
Cost of revenues:
Transaction rebates	(1,104)	(1,344)	(1,312)
Brokerage, clearance and exchange fees	(352)	(404)	(363)

Total cost of revenues	(1,456)	(1,748)	(1,675)

Revenues less transaction rebates, brokerage, clearance and exchange fees	1,663	1,682	1,516

Operating expenses:
Compensation and benefits	454	458	412
Marketing and advertising	26	24	20
Depreciation and amortization	104	109	103
Professional and contract services	96	83	72
Computer operations and data communications	60	65	58
Occupancy	93	91	88
Regulatory	34	35	35
Merger and strategic initiatives	4	38	4
Restructuring charges	44	—	—
General, administrative and other	58	83	93

Total operating expenses	973	986	885

Operating income	690	696	631
Interest income	10	11	9
Interest expense	(97)	(119)	(102)
Asset impairment charges	(40)	(18)	—
Dividend and investment income	—	1	(3)
Loss on divestiture of businesses	(14)	—	(11)
Income (loss) from unconsolidated investees, net	(1)	2	2

Income before income taxes	548	573	526
Income tax provision	199	190	137

Net income	349	383	389
Net loss attributable to noncontrolling interests	3	4	6

Net income attributable to NASDAQ OMX	$352	$387	$395

Per share information:
Basic earnings per share	$2.09	$2.20	$1.94

Diluted earnings per share	$2.04	$2.15	$1.91

Cash dividends declared per common share	$0.39	$—	$—

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$349	$383	$389
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses) arising during the period	4	(15)	(3)
Income tax benefit, net of valuation allowance	—	—	1
Reclassification adjustment for losses realized in net income on available-for-sale investment securities	—	18	—

Total	4	3	(2)

Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	262	(120)	231
Income tax benefit (expense)	(95)	40	(98)

Total	167	(80)	133

Cash flow hedges:
Reclassification adjustment for loss realized in net income on cash flow hedges	—	—	9
Income tax benefit recognized in net income during the period	—	—	(3)

Total	—	—	6

Employee benefit plans:
Employee benefit plan adjustment losses	(10)	(2)	(5)
Income tax benefit	4	1	2

Total	(6)	(1)	(3)

Total other comprehensive income (loss), net of tax	165	(78)	134

Comprehensive income	514	305	523

Comprehensive loss attributable to noncontrolling interests	3	4	6

Comprehensive income attributable to NASDAQ OMX	$517	$309	$529

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Changes in Equity

(in millions, except share amounts)

	Number of Common Shares Outstanding	Common Stock at Par Value	Additional Paid-in Capital	Common Stock in Treasury at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2009	211,385,464	$2	$3,736	$(10)	$(406)	$1,610	$12	$4,944
Net income (loss)	—	—	—	—	—	395	(6)	389
Reclassification adjustment for loss realized in net income on cash flow hedges, net of tax of ($3)	—	—	—	—	6	—	—	6
Foreign currency translation, net of tax of ($98)	—	—	—	—	133	—	—	133
Employee benefit plan adjustments, net of tax of $2	—	—	—	—	(3)	—	—	(3)
Net unrealized holding gains (losses) on available-for-sale securities, net of tax of $1	—	—	—	—	(2)	—	—	(2)
Share repurchase program	(37,831,647)	—	—	(797)	—	—	—	(797)
Conversion of series A convertible preferred stock to common stock and accretion	845,646	—	16	—	—	(1)	—	15
Amortization and vesting of restricted stock and PSUs	579,759	—	23	(4)	—	—	—	19
Stock options exercised, net	708,731	—	5	9	—	—	—	14
Other issuances of common stock, net	94,730	—	1	6	—	—	—	7
Purchases of subsidiary shares from noncontrolling interests	—	—	(1)	—	—	—	(1)	(2)
Sale of subsidiary shares to noncontrolling interests and other adjustments	—	—	—	—	—	—	6	6

Balance at December 31, 2010	175,782,683	$2	$3,780	$(796)	$(272)	$2,004	$11	$4,729
Net income (loss)	—	—	—	—	—	387	(4)	383
Foreign currency translation, net of tax of $40	—	—	—	—	(80)	—	—	(80)
Employee benefit plan adjustments, net of tax of $1	—	—	—	—	(1)	—	—	(1)
Unrealized holding losses on available-for-sale securities, net of reclassification for losses realized in net income	—	—	—	—	3	—	—	3
Share repurchase program	(3,983,481)	—	—	(100)	—	—	—	(100)
Tender offer related to the 2013 Convertible Notes	—	—	(9)	—	—	—	—	(9)
Amortization and vesting of restricted stock and PSUs	632,682	—	14	8	—	—	—	22
Stock options exercised, net	1,030,721	—	(5)	22	—	—	—	17
Other issuances of common stock, net	90,334	—	13	6	—	—	—	19
Sale of subsidiary shares to noncontrolling interests and other adjustments	—	—	—	—	—	—	3	3

Balance at December 31, 2011	173,552,939	$2	$3,793	$(860)	$(350)	$2,391	$10	$4,986

	Number of Common Shares Outstanding	Common Stock at Par Value	Additional Paid-in Capital	Common Stock in Treasury at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Net income (loss)	—	—	—	—	—	352	(3)	349
Foreign currency translation, net of tax of $95	—	—	—	—	167	—	—	167
Employee benefit plan adjustments, net of tax of $4	—	—	—	—	(6)	—	—	(6)
Unrealized holding gains on available-for-sale securities	—	—	—	—	4	—	—	4
Cash dividends declared per common share	—	—	—	—	—	(65)	—	(65)
Share repurchase program	(11,544,457)	—	—	(275)	—	—	—	(275)
Amortization and vesting of restricted stock and PSUs	1,997,516	—	(8)	44	—	—	—	36
Stock options exercised, net	2,051,066	—	(22)	45	—	—	—	23
Other purchases of common stock, net	(451,226)	—	8	(12)	—	—	—	(4)
Sale of subsidiary shares to noncontrolling interests and other adjustments	—	—	—	—	—	—	(6)	(6)

Balance at December 31, 2012	165,605,838	$2	$3,771	$(1,058)	$(185)	$2,678	$1	$5,209

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$349	$383	$389
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	104	109	103
Share-based compensation	46	36	33
Excess tax benefits related to share-based compensation	(7)	(10)	(2)
Loss on divestiture of businesses	14	—	11
Provision for bad debts	6	4	5
Charges related to debt extinguishment and refinancing	—	31	37
Deferred income taxes	16	4	(35)
Non-cash restructuring charges	16	—	—
Net (income) loss from unconsolidated investees	1	(2)	(2)
Asset retirements and impairment charges	40	25	6
Amortization of debt issuance costs	3	6	6
Accretion of debt discounts	4	13	14
Other non-cash items included in net income	8	(10)	2
Net change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables, net	(30)	(11)	5
Other assets	71	69	(85)
Accounts payable and accrued expenses	1	24	4
Section 31 fees payable to SEC	(9)	24	(55)
Accrued personnel costs	(27)	10	2
Deferred revenue	5	(14)	14
Other liabilities	(17)	(22)	(12)

Net cash provided by operating activities	594	669	440

Cash flows from investing activities:
Purchases of trading securities	(301)	(533)	(237)
Proceeds from sales and redemptions of trading securities	372	501	350
Proceeds from sales of equity method investments	—	—	1
Acquisitions of businesses, net of cash and cash equivalents acquired	(112)	(26)	(190)
Purchases of property and equipment	(87)	(88)	(42)

Net cash used in investing activities	(128)	(146)	(118)

Cash flows from financing activities:
Proceeds from debt obligations, net of debt issuance costs	—	700	2,409
Payments of debt obligations	(145)	(948)	(2,216)
Cash paid for repurchase of common stock	(275)	(100)	(797)
Cash dividends	(65)	—	—
Proceeds from contributions of noncontrolling interests	—	3	3
Issuances of common stock, net of treasury stock purchases	(3)	10	6
Excess tax benefits related to share-based compensation	7	10	2
Other financing activities	(4)	—	(2)

Net cash used in financing activities	(485)	(325)	(595)

Effect of exchange rate changes on cash and cash equivalents	10	(7)	(6)

Net increase (decrease) in cash and cash equivalents	(9)	191	(279)
Cash and cash equivalents at beginning of period	506	315	594

Cash and cash equivalents at end of period	$497	$506	$315

Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$80	$86	$53
Income taxes, net of refund	$177	$129	$148
Non-cash investing activities:
Investment in LCH.Clearnet Group Limited	$37	$—	$—

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of December 31, 2012, The NASDAQ Stock Market was home to 2,577 listed companies with a combined market capitalization of approximately $5.2 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, three options markets and a futures market. We also engage in riskless principal trading and clearing of OTC power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of December 31, 2012, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 754 listed companies with a combined market capitalization of approximately $1.0 trillion. We also operate NASDAQ OMX Armenia.

In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange, one of Europe’s largest carbon exchanges and together with Nord Pool Spot, N2EX, a marketplace for physical U.K. power contracts. We also operate NOS Clearing, a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market.

In some of the countries where we operate exchanges, we also provide clearing, settlement and depository services.

Prior to January 1, 2013, we managed, operated and provided our products and services in three business segments: Market Services, Issuer Services and Market Technology. As announced in January 2013, we realigned our reportable segments as a result of changes to the organizational structure of our businesses. See Note 20, “Subsequent Event,” for further discussion.

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

U.S. Transaction Services

In the U.S., we offer trading in cash equity securities, derivatives and ETFs on The NASDAQ Stock Market, The NASDAQ Options Market, NASDAQ OMX PHLX, NASDAQ OMX BX, NASDAQ OMX BX Options, NASDAQ OMX PSX and NFX, and engage in riskless principal trading and clearing of OTC power and gas contracts through NOCC. Our transaction-based platforms in the U.S. provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues.

Cash Equities Trading

The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities, matching an average of approximately 17.0% of all U.S. cash equities volume for 2012. With NASDAQ OMX BX and NASDAQ OMX PSX, we offer a second and third quote within the U.S. cash equities marketplace, providing our customers enhanced trading choices and pricing flexibility. In 2012, NASDAQ OMX BX matched an average of approximately 2.7% of all U.S. cash equities volume and NASDAQ OMX PSX matched an average of approximately 1.1% of all U.S. cash equities volume.

Derivative Trading and Clearing

In the U.S., we operate The NASDAQ Options Market, NASDAQ OMX PHLX and NASDAQ OMX BX Options for the trading of equity options, ETF options, index options and foreign currency options. As of December 31, 2012, NASDAQ OMX PHLX, which operates a hybrid electronic and floor-based market, was the largest equity options market in the U.S. During the year ended December 31, 2012, our options markets had an average combined market share of approximately 27.2% in the U.S. equity options market, consisting of approximately 21.3% at NASDAQ OMX PHLX, 5.5% at The NASDAQ Options Market and 0.4% at NASDAQ OMX BX Options. Together, the combined market share of 27.2% represented the largest share of the U.S. equity options market and ETF options market. Our options trading platforms provide trading opportunities to both retail investors, algorithmic trading firms and market makers, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often trade on the floor.

In the U.S., we also operate NFX, which offers trading of futures contracts on spot gold.

NASDAQ OMX also engages in riskless principal trading and clearing of OTC power and gas contracts through our subsidiary NOCC.

In August 2012, we sold our majority-owned subsidiary IDCG to LCH Clearnet Group Limited, or LCH. See “2012 Divestiture,” of Note 4, “Acquisitions and Divestitures,” for further discussion.

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

Trading is offered in Nordic securities such as cash equities and depository receipts, warrants, convertibles, rights, fund units, ETFs, bonds and other interest-related products. NASDAQ OMX Stockholm also offers trading in derivatives, such as stock options and futures, index options and futures, fixed-income options and futures and stock loans. Settlement and registration of cash trading takes place in Sweden, Finland, Denmark and Iceland via the local central securities depositories.

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

NASDAQ OMX Stockholm offers clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the CCP. In doing so, we guarantee the completion of the transaction, and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain OTC contracts.

NASDAQ OMX Stockholm also offers a clearing service for the resale and repurchase agreement market. As a result of an agreement between the Swedish Money Market Council and NASDAQ OMX, a large portion of the Swedish Interbank resale and repurchase market is cleared through NASDAQ OMX Stockholm.

Baltic Transaction Services

NASDAQ OMX Baltic operations comprise the exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania). As of December 31, 2012, NASDAQ OMX owns NASDAQ OMX Tallinn and has majority ownerships in NASDAQ OMX Riga and NASDAQ OMX Vilnius. In addition, NASDAQ OMX Tallinn owns the central securities depository in Estonia, NASDAQ OMX Riga owns the central securities depository in Latvia, and NASDAQ OMX Helsinki and NASDAQ OMX Vilnius jointly own the central securities depository in Lithuania.

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

Proposed Acquisition

In December 2012, we announced an agreement to acquire a 25% stake in TOM, a Dutch cash equities and equity derivatives trading venue. The terms of the transaction also provide us an option to acquire an additional 25.1% of the remaining shares at a future date. This transaction delivers on our strategy to expand our derivatives presence across the European market and will be part of our European Transaction Services business. The acquisition is subject to regulatory approval.

Commodities Trading and Clearing

NASDAQ OMX Commodities offers trading and clearing of international power derivatives, carbon and other commodities products. NASDAQ OMX Commodities’ offering includes the world’s largest power derivatives exchange and one of Europe’s largest carbon exchanges.

NASDAQ OMX Commodities has over 400 members across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities’ offering is designed for banks, brokers, hedge funds and other financial institutions, as well as power utilities, industrial, manufacturing and oil companies. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP. In doing so, we guarantee the completion of the transaction, and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain trades on OTC derivative contracts.

In addition, NASDAQ OMX Commodities, together with Nord Pool Spot, operates N2EX, a marketplace for physical U.K. power contracts.

In July 2012, we acquired NOS Clearing, a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market.

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

Access Services revenues also include revenues from FTEN, a leading provider of RTRM solutions for the financial securities market. As a market leader in RTRM, FTEN provides broker-dealers and their clients the ability to manage risk more effectively in real-time, which leads to better utilization of capital as well as improved regulatory compliance. Revenues for FTEN services are primarily based on subscription agreements with customers. In 2012, we announced the launch of FinQloud, a platform for financial services applications that provides efficient management and storage of financial data.

Market Data

Market Data revenues are earned from U.S. tape plans and U.S. and European proprietary market data products.

Net U.S. Tape Plans

The NASDAQ Stock Market operates as the exclusive Securities Information Processor of the UTP Plan for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX are participants in the UTP Plan and share in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether traded on The NASDAQ Stock Market or other exchanges. We sell this information to market participants and to data distributors, who then provide the information to subscribers. After deducting costs associated with our role as an exclusive Securities Information Processor, as permitted under the revenue sharing provision of the UTP Plan, we distribute the tape revenues to the respective UTP Plan participants, including The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE—and NYSE MKT-listed securities are reported and disseminated in real time, and as such, we share in the tape revenues for information on NYSE—and NYSE MKT-listed securities.

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

Issuer Services

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses. We offer capital raising solutions to over 3,300 companies around the globe representing approximately $6.2 trillion in total market value as of December 31, 2012.

We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. We offer a consolidated global listing application to companies to enable them to apply for listing on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ Dubai. In addition, through our Corporate Solutions business, we offer companies access to innovative products and software solutions and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance.

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

Corporate Solutions

Our Corporate Solutions business provides customer support services, products and programs to customers, including companies listed on our exchanges. Through our Corporate Solutions offerings, companies gain access to innovative products and software solutions and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance.

In May 2012, we acquired a 72% ownership interest in BWise. BWise revenues are included in Corporate Solutions revenues from the date of acquisition. BWise, a Netherlands-based service provider, offers enterprise governance, risk management and compliance software and services to help companies track, measure and manage key organizational risks. We have agreed to purchase the remaining 28% ownership interest in BWise in two separate transactions resulting in 100% ownership in the first half of 2015.

In addition, Corporate Solutions includes revenues from Glide Technologies, which we acquired in October 2011. Glide Technologies specializes in corporate communications and reputation management solutions. This acquisition allows us to offer a fully-integrated workflow solution for investor relations and public relations professionals.

In December 2012, we entered into an agreement with Thomson Reuters to acquire its Investor Relations, Public Relations and Multimedia Solutions businesses. Upon closing, these complementary businesses will be integrated into our Corporate Solutions business. The proposed transaction is subject to customary regulatory approvals and is expected to close in the first half of 2013.

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

In December 2012, NASDAQ OMX Global Index Group acquired the index business of Mergent, Inc., including Indxis. Mergent is an established index provider and a renowned supplier of business and financial data on global publically listed companies. With this acquisition, NASDAQ OMX Global Indexes became one of the largest providers of dividend-themed indexes based on benchmarked assets and further enhanced its custom index offering capabilities and services.

Market Technology

Powering more than 70 marketplaces in over 50 developed and emerging countries, our Market Technology segment is the world’s leading technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. We also provide surveillance technology to 11 regulators and 71 brokers world-wide. Our technology business is also the sales channel for our complete global offering to other marketplaces.

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

For further discussion of our segments, see Note 19, “Business Segments.” For further discussion of our revenue recognition policies, see “Revenue Recognition and Cost of Revenues,” of Note 2, “Summary of Significant Accounting Policies.”

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. GAAP. The financial statements include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. When we do not have a controlling interest in an entity but exercise significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. We recognize our share of earnings or losses of an equity method investee based on our ownership percentage. As permitted under U.S. GAAP, for certain equity method investments for which financial information is not sufficiently timely for us to apply the equity method of accounting currently, we record our share of the earnings or losses of the investee from the most recent available financial statements on a lag. See Note 6, “Investments,” for further discussion of our equity method investments.

We have evaluated subsequent events through the issuance date of this Annual Report on Form 10-K. See Note 20, “Subsequent Event,” for further discussion.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $339 million as of December 31, 2012 and $361 million as of December 31, 2011. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments.

Restricted Cash

Restricted cash, which was $85 million as of December 31, 2012 and $34 million as of December 31, 2011, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Consolidated Balance Sheets. Non-current restricted cash was $25 million as of December 31, 2012 and $97 million as of December 31, 2011. As of December 31, 2012, non-current restricted cash includes $25 million held by NOCC to improve its liquidity position. As of December 31, 2011, non-current restricted cash included our $25 million held by NOCC to improve its liquidity position and a deposit in the guaranty fund of IDCG of $72 million. IDCG was sold in August 2012. See “2012 Divestiture,” of Note 4, “Acquisitions and Divestitures,” for further discussion.

Financial Investments

Financial investments, at fair value are primarily comprised of trading securities, mainly Swedish government debt securities, and our available-for-sale investment security in DFM. Trading securities are bought principally to meet regulatory capital requirements for NASDAQ OMX Stockholm’s clearing operations and are generally sold in the near term. Changes in fair value of trading securities are included in dividend and investment income in the Consolidated Statements of Income. Equity securities that are classified as available-for-sale investment securities are carried at fair value with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss within stockholders’ equity. Realized gains and losses on these securities are included in earnings upon disposition of the securities using the specific identification method. In addition, realized losses are recognized when management determines that a decline in value is other than temporary, which requires judgment regarding the amount and timing of recovery. Indicators of other-than-temporary impairment for debt securities include issuer downgrade, default, or bankruptcy. For equity securities we also consider the extent to which cost exceeds fair value, the duration of that difference, management’s judgment about the issuer’s current and prospective financial condition, as well as our intent and ability to hold the security until recovery of the unrealized losses. In addition, for equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile.

Fair value of both available-for-sale and trading investment securities is generally obtained from third party pricing sources. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair values are estimated using pricing models with observable market inputs. The inputs to the valuation models vary by the type of security being priced but are typically benchmark yields, reported trades, broker-dealer quotes, and prices of similar assets. Pricing models generally do not entail material subjectivity because the methodologies employed use inputs observed from active markets. See Note 15, “Fair Value of Financial Instruments,” for further discussion of fair value measures.

Receivables, net

Our receivables are concentrated with our member firms, market data distributors, listed companies and market technology customers. Receivables are shown net of a reserve for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the reserve for bad debts monthly and make changes to the reserve through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount. The total reserve netted against receivables in the Consolidated Balance Sheets was $5 million as of December 31, 2012 and $3 million as of December 31, 2011.

Default Funds and Margin Deposits

NASDAQ OMX Nordic Clearing members’ eligible contributions may include cash and non-cash contributions. Clearing members’ cash contributions are included in default funds and margin deposits in the Consolidated Balance Sheets as both a current asset and a current liability. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by NASDAQ OMX Nordic Clearing. Non-cash contributions are pledged assets that are not recorded in the Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members.

Prior to March 2012, NASDAQ OMX Nordic Clearing did not maintain a default fund to which clearing members contributed capital.

For NOCC, customer pledged cash collateral is also included in default funds and margin deposits as both a current asset and current liability in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to NOCC.

Open Clearing Contracts

Derivative Positions, at Fair Value and Resale and Repurchase Agreements, at Contract Value

The implementation of member sponsored default funds discussed in Note 16, “Clearing Operations,” significantly changed the nature and extent of the risk of loss to NASDAQ OMX Nordic Clearing in the event of a member default. Since the full risk of loss to NASDAQ OMX Nordic Clearing will now be shared amongst clearing members, we no longer record derivative positions or resale and repurchase agreements in the Consolidated Balance Sheets.

Prior to the implementation of member sponsored default funds, NASDAQ OMX Nordic Clearing placed its own funds at risk and was the primary obligor that would bear the ultimate risk of counterparty default. As a result, the fair value of derivative contracts and the contract value of resale and repurchase agreements were reported gross in the Consolidated Balance Sheets as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and payables attributable to outstanding derivative positions and resale and repurchase agreements were netted to the extent that such a legal offset right existed and, at the same time, that it was our intention to settle these items.

Derivative Financial Instruments and Hedging Activities

We may hold derivative financial instruments that are designated and qualified for hedge accounting. Derivative financial instruments, which are designated or qualify for hedge accounting, are recognized in the balance sheets at fair value as either assets or liabilities. The fair value of our derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. We report our derivative assets in either other current assets or other non-current assets and our derivative liabilities in either other current liabilities or other non-current liabilities in the Consolidated Balance Sheets depending on the terms of the contract. Any ineffectiveness is recorded in earnings. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any. As of December 31, 2012, 2011 and 2010, there were no derivative financial instruments that were designated or qualified for hedge accounting. As of December 31, 2009, our derivative financial instruments which were designated and qualified for hedge accounting were cash flow hedges of our floating rate debt. As such, the accounting for the change in fair value of the derivative was included in accumulated other comprehensive loss in the Consolidated Balance Sheets. In the first quarter of 2010, in connection with the repayment of our senior secured credit facilities in place as of December 31, 2009, we terminated our interest rate swaps and reclassified into earnings the unrealized loss of $9 million which was included in accumulated other comprehensive loss in the Consolidated Balance Sheets at December 31, 2009. This loss is included in general, administrative and other expense in the Consolidated Statements of Income for the year ended December 31, 2010. There was no material ineffectiveness recorded in earnings for each of the three years ended December 31, 2012.

Derivative Financial Instruments that Qualify for Hedge Accounting

Derivative financial instruments that are entered into for hedging purposes are designated as such when we enter into the contract. For all derivative financial instruments that are designated for hedging activities, we formally document all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. We also formally document our risk management objectives and strategies for entering into the hedge transactions. We formally assess, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. If it is determined that a derivative is no longer highly effective as a hedge, we will discontinue the application of hedge accounting. We did not enter into any derivative hedges that were designated for hedge accounting during the years ended December 31, 2012, 2011 and 2010.

Non-Designated Derivatives

We also use derivatives as economic hedges that are not designed as accounting hedges or do not qualify for hedge accounting treatment. For such derivative financial instruments, changes in fair value are reported in current period earnings.

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

As of December 31, 2012 and 2011, the fair value amounts of our derivative instruments were immaterial.

Property and Equipment, net

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are generally recognized over the estimated useful lives of the related assets. Estimated useful lives generally range from 10 to 40 years for buildings and improvements, 2 to 5 years for data processing equipment and software and 5 to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Depreciation and amortization are computed using the straight-line method. See Note 7, “Property and Equipment, net,” for further discussion.

Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We are required to test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired. We test for impairment during the fourth quarter of our fiscal year using carrying amounts as of October 1. In conducting the 2012 annual impairment test for goodwill, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of a reporting unit was less than the carrying amount as a basis for determining whether it was necessary to perform the two-step quantitative goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step quantitative test for goodwill impairment is performed for the appropriate reporting units. Otherwise, we conclude that no impairment is indicated and the two-step quantitative test for goodwill impairment is not performed.

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

If required, the quantitative goodwill impairment test is a two-step process performed at the reporting unit level. First, the fair value of each reporting unit is compared to its corresponding carrying amount, including goodwill. The fair value of each reporting unit is estimated using a combination of a discounted cash flow valuation, which incorporates assumptions regarding future growth rates, terminal values, and discount rates, as well as a guideline public company valuation, incorporating relevant trading multiples of comparable companies and other factors. The estimates and assumptions used consider historical performance and are consistent with the assumptions used in determining future profit plans for each reporting unit, which are approved by our board of directors. If the first step results in the carrying amount exceeding the fair value of the reporting unit, then a second step must be completed in order to determine the amount of goodwill impairment that should be recorded, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for any difference.

There was no impairment of goodwill for the years ended December 31, 2012, 2011 and 2010. However, events such as economic weakness or unexpected significant declines in operating results of reporting units may result in goodwill impairment charges in the future.

Intangible Assets, net

Intangible assets, net, primarily include exchange and clearing registrations, customer relationships, trade names, licenses and technology. Intangible assets with finite lives are amortized on a straight-line basis over their average estimated useful lives as follows:

•	Technology: 3—5 years

•	Customer relationships: 10—30 years

•	Other: 2—10 years

Intangible assets deemed to have indefinite useful lives are not amortized but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value, using the relief from royalty approach for trade names and the Greenfield Approach for exchange and clearing registrations and licenses, both of which incorporate assumptions regarding future revenue projections and discount rates. Similar to goodwill impairment testing, we test for impairment of indefinite-lived intangible assets during the fourth quarter of our fiscal year using carrying amounts as of October 1. In conducting the 2012 annual impairment test for indefinite-lived intangible assets, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of an indefinite-lived intangible asset was less than the carrying amount as a basis for determining whether it was necessary to perform the quantitative impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the quantitative test for indefinite-lived intangible assets impairment is performed for the appropriate intangible assets. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded for the difference. For finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset.

Valuation of Other Long-Lived Assets

We also assess potential impairments to our other long-lived assets, including property and equipment, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying amount of the related asset and a charge to operating results.

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

The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have cost of revenues, such as transaction rebates and brokerage, clearance and exchange fees.

U.S. Derivative Trading and Clearing

U.S. derivative trading and clearing revenues are variable, based on traded and cleared volumes, and recognized when executed or when contracts are cleared. The principal types of derivative contracts traded on NASDAQ OMX PHLX, The NASDAQ Options Market and NASDAQ OMX BX Options are equity options, ETF options, index options and currency options. We also operate NFX, which offers trading of futures contracts on spot gold. Similar to U.S. cash equity trading, we record derivative trading and clearing revenues from transactions on a gross basis in revenues and record related expenses as cost of revenues, as we have certain risk associated with trade execution. For further discussion see “U.S. Cash Equity Trading” above.

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

Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our derivative trading and clearing fees. We collect the fees as a pass-through charge from organizations executing eligible trades on NASDAQ OMX PHLX, The NASDAQ Options Market and NASDAQ OMX BX Options and we recognize these amounts in U.S. derivative trading and clearing cost of revenues when incurred.

Through NOCC, we engage in riskless principal trading and clearing of OTC power and gas contracts. Revenues are based on notional amounts or volume of power and gas transacted and/or delivered and are recognized upon settlement of the contracts.

As discussed above, in the U.S., under our Limitation of Liability Rule and procedures, we, subject to certain caps, provide compensation for losses directly resulting from the systems’ actual failure to correctly process an order, quote, message or other data into our platform.

European Derivative Trading and Clearing

European derivative trading and clearing revenues are variable, based on the volume and value of traded and cleared contracts, and recognized when executed or when contracts are cleared. Derivative trading and clearing is conducted on NASDAQ OMX Stockholm. The principal types of derivative contracts traded are stock options and futures, index options and futures, fixed-income options and futures and stock loans. On NASDAQ OMX Stockholm, we offer clearing services for fixed-income options and futures, stock options and futures and index options and futures by serving as the CCP. In doing so, we guarantee the completion of the transaction and market participants can thereby limit their counterparty risk. We also act as the counterparty for certain OTC contracts.

On NASDAQ OMX Stockholm, we also offer clearing services for resale and repurchase agreements. Clearing revenues for resale and repurchase agreements are based on the value and length of the contract and are recognized when cleared.

European derivative trading and clearing revenues also include clearing revenues for commodities. NASDAQ OMX Commodities offers trading and clearing of international power derivatives, carbon and other commodity products. Our trading and clearing revenues are variable, based on cleared volume, and the value of the contracts cleared. Revenues are recognized when contracts are traded or cleared. We also generate clearing revenues for contracts traded on the OTC derivative market which are also recognized when contracts are cleared. In addition, NASDAQ OMX Commodities members are billed an annual fee which is recognized ratably over the following 12-month period.

In addition, European derivative trading and clearing revenues include revenues from NOS Clearing, which we acquired in July 2012. NOS Clearing is a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market.

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

Access Services revenues also include revenues from FTEN, which we acquired in December 2010. FTEN is a leading provider of RTRM solutions for the financial securities market. As a market leader in RTRM, FTEN provides broker-dealers and their clients the ability to manage risk more effectively in real-time, which leads to better utilization of capital as well as improved regulatory compliance. Revenues for FTEN services are primarily based on subscription agreements with customers and are recognized when an arrangement exists, services are delivered to the customer, the selling price of the services to be provided under the arrangement is fixed or determinable, and collectability is reasonably assured. Most contracts include professional services, implementation fees, monthly subscription fees from customers accessing on-demand services, and customer support. Implementation fees are recognized upon completion of the implementation. Monthly professional services, subscription, and usage fees are recognized in the month the service is provided.

Market Data

Market Data revenues are earned from U.S. tape plans and U.S. and European proprietary market data products.

Net U.S. Tape Plans

Revenues from U.S. tape plans include eligible UTP Plan revenues that are shared among UTP Plan participants and are presented on a net basis. See “Market Data Revenue Sharing” below for further discussion of net reporting. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape revenues collected. After these costs are deducted from the tape revenues, we distribute to the respective UTP Plan participants, including The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, their share of tape revenues based on a formula, required by Regulation NMS, that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE—and NYSE MKT-listed securities are reported and disseminated in real time, and as such, we share in the tape revenues for information on NYSE—and NYSE MKT-listed securities. Revenues from net U.S. tape plans are recognized on a monthly basis.

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

European Market Data Products

European Market Data revenues are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ OMX Commodities, for the following classes of securities: cash equities, bonds, derivatives and commodities. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data are subscription-based, are generated primarily based on the number of data subscribers and distributors of our data and are recognized on a monthly basis.

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

Corporate Solutions

Global Listing Services revenues also include fees from Corporate Solutions. Revenues primarily include subscription income from Shareholder.com, Directors Desk and Glide Technologies, fees from GlobeNewswire and ZVM, and license, maintenance and professional service fees from BWise.

Fee income for services is recognized as those services are provided. Shareholder.com revenues are based on subscription agreements with customers. Revenues from subscription agreements are recognized ratably over the contract period, generally one year in length. As part of subscription services, customers also are charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. Directors Desk revenues are based on subscriptions for online services for directors. Subscriptions are one year in length and revenues are recognized ratably over the year. Glide Technologies revenues are primarily based on subscription agreements with customers and are recognized ratably over the contract period, generally one year in length. GlobeNewswire generates fees primarily from wire distribution services, and revenues are recognized as services are provided. ZVM generates revenues from webcasting services and revenues are recognized as services are provided. BWise revenues are primarily based on license, maintenance and service agreements with customers. License and maintenance agreements are generally one year in length and revenues are recognized over the contract period. Professional service revenues are recognized as the services are performed.

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

Change request revenues include customer specific adaptations and modifications of the system solutions sold by NASDAQ OMX after delivery has occurred. Change request revenues are recognized in revenue when earned. Advisory services are designed to support our customers’ strategies and help them with critical decisions in a highly demanding business environment. Advisory services revenues are recognized in revenue when earned. Broker surveillance revenues are derived from surveillance solutions targeting brokers and regulators throughout the world. Broker surveillance revenues are subscription based and are recognized in revenue when earned.

Earnings Per Share

We present both basic and diluted EPS. Basic EPS is computed by dividing net income attributable to NASDAQ OMX, adjusted for accretion on our series A convertible preferred stock in 2010, by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to NASDAQ OMX, adjusted for accretion on our series A convertible preferred stock in 2010, by the weighted-average number of common shares and common share equivalents outstanding during the period and reflects the assumed conversion of all dilutive securities, which consist primarily of convertible notes, employee stock options, restricted stock and PSUs. Common share equivalents are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. See Note 14, “Earnings Per Share,” for further discussion.

Treasury Stock

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired.

Pension and Post-Retirement Benefits

Pension and other post-retirement benefit plan information for financial reporting purposes is developed using actuarial valuations. We assess our pension and other post-retirement benefit plan assumptions on a regular basis. In evaluating these assumptions, we consider many factors, including evaluation of the discount rate, expected rate of return on plan assets, healthcare cost trend rate, retirement age assumption, our historical assumptions compared with actual results and analysis of current market conditions and asset allocations. See Note 11, “Employee Benefits,” for further discussion.

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

The expected rate of return on plan assets for our U.S. pension plans represents our long-term assessment of return expectations which may change based on significant shifts in economic and financial market conditions. The long-term rate of return on plan assets is derived from return assumptions based on targeted allocations for various asset classes. While we consider the pension plans’ recent performance and other economic growth and inflation factors, which are supported by long-term historical data, the return expectations for the targeted asset categories represent a long-term prospective return.

Share-Based Compensation

Accounting for share-based compensation requires the measurement and recognition of compensation expense for all equity awards based on estimated fair values. We recognize compensation expense for equity awards on a straight-line basis over the requisite service period of the award. See Note 12, “Share-Based Compensation,” for further discussion.

Advertising Costs

We expense advertising costs, which include media advertising and production costs, in the periods in which the costs are incurred. Media advertising and production costs included as marketing and advertising expense in the Consolidated Statements of Income totaled $6 million in 2012, $7 million in 2011 and $9 million for 2010.

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

Certain costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process are capitalized after the product has reached technological feasibility. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion. Thereafter, all software production costs are capitalized. Prior to reaching technological feasibility, all costs are charged to expense. Capitalized costs are amortized on a straight-line basis over the remaining estimated economic life of the product and are included in depreciation and amortization expense in the Consolidated Statements of Income.

Leases

We expense rent from non-cancellable operating leases, net of sublease income, on a straight line basis, based on future minimum lease payments. The net costs are included in occupancy expense in the Consolidated Statements of Income. See Note 17, “Leases,” for further discussion.

Income Taxes

We use the asset and liability method to determine income taxes on all transactions recorded in the consolidated financial statements. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are realized. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount that is more likely than not to be realized.

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

Recently Adopted Accounting Pronouncements

ASC Topic 820—In May 2011, the FASB issued amended guidance relating to ASC Topic 820, which requires the categorization by level of the fair value hierarchy for items not measured at fair value in our Consolidated Balance Sheets, but for which the fair value is disclosed. This accounting guidance was effective for us on January 1, 2012. Since this guidance only required additional disclosure, it did not affect our financial position or results of operations.

ASC Topic 220—In June 2011, the FASB issued amended guidance relating to ASC Topic 220, which eliminates the option to present the components of other comprehensive income as part of the statement of equity. Instead, the amended guidance requires entities to report components of comprehensive income in either a single continuous statement of comprehensive income containing two sections, net income and other comprehensive income, or in two separate but consecutive statements. This accounting guidance was effective for us on January 1, 2012 with early adoption permitted. We adopted this guidance as of June 30, 2011 and present two separate but consecutive statements presenting the components of comprehensive income. Since this guidance only required a change in the format of the presentation of comprehensive income, it did not affect our financial position or results of operations.

ASC Topic 350—In September 2011, the FASB issued amended guidance relating to ASC Topic 350, which affects all entities that have goodwill reported in the financial statements. The amended guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step quantitative goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, an entity determines that it is more likely than not that the fair value of a reporting unit exceeds its carrying amount, then performing the two-step impairment test is unnecessary. This accounting guidance was effective for us on January 1, 2012 with early adoption permitted. We adopted this guidance as of September 30, 2011 and used the qualitative assessment option for our annual goodwill impairment test performed for fiscal year 2011. The testing procedures and results are described under “Goodwill” above. Since this guidance only changed the manner in which we assess goodwill for impairment, it did not affect our financial position or results of operations.

In July 2012, the FASB issued amended guidance relating to ASC Topic 350, which permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. This accounting guidance is effective for us on January 1, 2013 with early adoption permitted. We adopted this guidance as of September 30, 2012 and used the qualitative assessment option for our annual indefinite-lived intangible asset impairment test performed for fiscal year 2012. The testing procedures and results are described under “Intangible Assets, net” above. Since this guidance only changes the manner in which we assess indefinite-lived intangible assets for impairment, it did not affect our financial position or results of operations.

3. Restructuring Charges

The following table presents a summary of restructuring charges in the Consolidated Statements of Income:

Year Ended December 31, 2012
(in millions)
Severance	$23
Facilities-related	10
Asset impairments	9
Other	2

Total restructuring charges	$44

During the first quarter of 2012, we performed a comprehensive review of our processes, organizations and systems in a company-wide effort to improve performance, cut costs, and reduce spending. Through this initiative, we generated pre-tax savings of approximately $60 million in 2012, and we expect an annualized savings of $60 million beginning in 2013.

During the third quarter of 2012, we offered certain of our employees an incentive to voluntarily retire early. Charges related to the early retirement program totaled $6 million for 2012 and primarily include severance costs that are included in severance in the above table.

During 2012, we recognized restructuring charges totaling $44 million, including severance costs of $23 million related to workforce reductions of 226 positions across our organization, $10 million of facilities-related charges, discussed below, $9 million of asset impairments, primarily consisting of fixed assets and capitalized software that have been retired, and $2 million of other charges. In connection with our restructuring activity, we expect to incur approximately $1 million of additional restructuring charges in the first quarter of 2013, primarily relating to severance.

Restructuring Reserve

Severance

At December 31, 2012, the accrued severance balance totaled $8 million and is included in current liabilities in the Consolidated Balance Sheets. The majority of the remaining accrued severance balance will be paid during the first half of 2013. During 2012, $15 million of severance was paid.

Facilities-related

The facilities-related charges of $10 million for the year ended December 31, 2012 relate to lease rent accruals for facilities we no longer occupy due to facilities consolidation as well as the write-off and the disposal of leasehold improvements and other assets. The lease rent costs included in the facilities-related charges are equal to the future costs associated with the facility, net of estimated proceeds from any future sublease agreements that could be reasonably obtained, based on management’s estimate. We will continue to evaluate these estimates in future periods, and thus, there may be additional charges or reversals relating to these facilities. The facilities-related restructuring reserve will be paid over several years until the leases expire. The facilities-related reserve balance, which totaled $3 million at December 31, 2012, is included in other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

4. Acquisitions and Divestitures

We completed the following acquisitions and strategic initiatives in 2012, 2011 and 2010. Financial results of each transaction are included in our Consolidated Statements of Income from the dates of each acquisition or strategic initiative.

2012 Acquisitions

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Purchased Intangible Assets	Goodwill
	(in millions)
NOS Clearing(1)	$40	$43	$1	$—
BWise.	77	(11)	35	53

(1)	In 2012, we recognized a gain of $4 million on our acquisition of NOS Clearing, which is included in merger and strategic initiatives expense in the Consolidated Statements of Income.

The amounts in the table above for NOS Clearing and BWise represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values for the above acquisitions during 2012.

Acquisition of NOS Clearing

In July 2012, we acquired NOS Clearing for approximately $40 million (233 million Norwegian Krone) in cash. NOS Clearing is a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market. We acquired net assets of $43 million, primarily restricted cash related to regulatory capital. The purchased intangible assets totaling $1 million consisted of customer relationships. NOS Clearing is part of our European derivative trading and clearing business within our Market Services segment.

Acquisition of BWise

In May 2012, we acquired a 72% ownership interest in BWise, a Netherlands-based service provider that offers enterprise governance, risk management and compliance software and services to help companies track, measure and manage key organizational risks for approximately $57 million (47 million Euro) in cash. We have agreed to purchase the remaining 28% ownership interest in BWise in two separate transactions, resulting in 100% ownership by the first half of 2015 for a total purchase price of approximately $77 million (62 million Euro). We acquired net liabilities of $2 million and recorded a current deferred tax liability of $1 million and a non-current deferred tax liability of $8 million related to purchased intangible assets, resulting in total net liabilities acquired of $11 million. The total deferred tax liabilities of $9 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($35 million) and the tax basis ($0) of such assets. The estimated amount of $9 million was determined by multiplying the difference of $35 million by BWise’s effective tax rate of 25%.The purchased intangible assets of $35 million consisted of $23 million in customer relationships, $7 million in technology and $5 million for the BWise trade name. BWise is part of our Corporate Solutions business within our Issuer Services segment.

Acquisition of the Index Business of Mergent, Inc., including Indxis

In December 2012, we acquired the index business of Mergent, Inc., including Indxis, for approximately $15 million in cash. The $5 million in intangible assets, $9 million in goodwill and $1 million in net assets resulting from this acquisition are included in our Global Index Group business within our Issuer Services segment.

2012 Proposed Acquisitions

In December 2012, we entered into an agreement with Thomson Reuters to acquire its Investor Relations, Public Relations and Multimedia Solutions businesses for $390 million. Upon closing, these complementary businesses will be integrated into our Corporate Solutions business. The proposed transaction is subject to customary regulatory approvals and is expected to close in the first half of 2013.

In December 2012, we also announced an agreement to acquire a 25% stake in TOM, a Dutch cash equities and equity derivatives trading venue. The terms of the transaction also provide us an option to acquire an additional 25.1% of the remaining shares at a future date. This transaction delivers on our strategy to expand our derivatives presence across the European market and will be part of our European Transaction Services business. The acquisition is subject to regulatory approval.

2011 Acquisitions

Acquisition of Glide Technologies

	Purchase Consideration	Total Net Liabilities Acquired	Purchased Intangible Assets	Goodwill
	(in millions)
Glide Technologies	$22	$(2)	$4	$20

In October 2011, we acquired Glide Technologies, a London-based service provider specializing in corporate communications and reputation management solutions, for $22 million in cash. We acquired net liabilities, at fair value, totaling $1 million and recorded a non-current deferred tax liability of $1 million related to purchased intangible assets, resulting in total net liabilities acquired of $2 million. The purchased intangible assets totaling $4 million consisted of technology and customer relationships. Glide Technologies is part of our Corporate Solutions business within our Issuer Services segment.

We finalized the allocation of the purchase price for Glide Technologies in the fourth quarter of 2012. There were no adjustments to the provisional values for this acquisition during the year ended 2012.

Acquisition of the Business of RapiData

In December 2011, we acquired the business of RapiData LLC, a leading provider of machine-readable economic news to trading firms and financial institutions, for an immaterial amount. Through RapiData, we deliver U.S. government and other economic news directly from the source to customers interested in receiving information in an electronic feed. This service is part of our Market Data business within our Market Services segment.

2010 Acquisitions

	Purchase Consideration	Total Net (Liabilities) Assets Acquired	Purchased Intangible Assets	Goodwill
	(in millions)
FTEN(1)	$110	$(1)	$46	$65
SMARTS(2)	77	(5)	28	54
Nord Pool ASA(3)	17	7	2	8

Total for 2010	$204	$1	$76	$127

(1)

In December 2010, we acquired FTEN, a leading provider of RTRM solutions for the financial securities market, for $110 million in cash. The FTEN purchase consideration included $11 million held in escrow of which $2 million was paid in 2012 and $9 million is still held in escrow, in accordance with the purchase agreement. We acquired net assets, at fair value, totaling $3 million and recorded a current deferred tax liability of $2 million and a non-current deferred tax liability of $16 million related to purchased intangible assets, and we also recorded a non-current deferred tax asset of $14 million related to net operating loss carry forwards, resulting in total net liabilities acquired of $1 million. The total deferred tax liabilities of $18 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($46 million) and the tax basis ($0) of such assets. The estimated amount of $18 million was determined by multiplying the difference of $46 million by FTEN’s effective tax rate of 39.55%. The purchased intangible assets of $46 million consisted of $23 million in customer relationships, $12 million in technology, $9 million for the FTEN trade name and $2 million related to non-compete agreements.

(2)

In August 2010, we acquired SMARTS, a leading technology provider of surveillance solutions to exchanges, regulators and brokers, to diversify our Market Technology business and enter the broker surveillance and compliance market. We completed our acquisition of SMARTS for $77 million in cash, which included a $75 million initial purchase price as well as a $2 million working capital adjustment. SMARTS purchase consideration also included $11 million held in escrow of which $9 million was paid in 2012 and $2 million is expected to be paid in 2013, in accordance with the purchase agreement. We acquired net assets, at fair value, totaling $3 million and recorded a current deferred tax liability of $1 million and a non-current deferred tax liability of $7 million related to purchased intangible assets, resulting in total net liabilities acquired of $5 million. The total deferred tax liabilities of $8 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($28 million) and the tax basis ($0) of such assets. The estimated amount of $8 million was determined by multiplying the difference of $28 million by SMARTS’ effective tax rate of 30%. The purchased intangible assets of $28 million consisted of $11 million in technology and $17 million in customer relationships.

(3)

In May 2010, we acquired Nord Pool, a derivatives trading market, for $17 million (101 million Norwegian Krone) in cash. We acquired net assets, at fair value, totaling $8 million and recorded a non-current deferred tax liability of $1 million related to purchased intangible assets, resulting in total net assets acquired of $7 million. Through this acquisition, we now hold a Norwegian exchange license and operate the Nordic power market and the European carbon market on one trading platform.

We finalized the allocation of the purchase price for FTEN in the fourth quarter of 2011, SMARTS in the third quarter of 2011, and Nord Pool in the second quarter of 2011. There were no adjustments to the provisional values for these acquisitions during the year ended 2011.

Acquisition of ZVM

In December 2010, we acquired ZVM, a provider of webcasting and investor relation communication services for companies in the Nordic region, for an immaterial amount.

Acquisition of Assets of North American Energy Credit and Clearing Corp.

In March 2010, we purchased the assets of North American Energy Credit and Clearing Corp. for an immaterial amount. With this purchase, NASDAQ OMX expanded its presence in the OTC energy commodity markets. As previously discussed, the acquisition of these assets was effected through NOCC. In March 2010, we also provided cash of $25 million to NOCC to improve its liquidity position. As of December 31, 2012 and 2011, this amount is classified as non-current restricted cash in the Consolidated Balance Sheets.

Pro Forma Results and Acquisition-related Costs

The consolidated financial statements for the years ended December 31, 2012, 2011 and 2010 include the financial results of the above 2012, 2011 and 2010 acquisitions from the date of each acquisition. Pro forma financial results for the acquisitions completed in 2012, 2011 and 2010 have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.

Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Consolidated Statements of Income.

2012 Divestiture

In August 2012, we sold our majority-owned subsidiary IDCG to LCH and recorded a $14 million loss which is included in loss on divestiture of businesses in the Consolidated Statements of Income for the year ended December 31, 2012. IDCG was part of our U.S. derivative trading and clearing business within our Market Services segment.

2010 Divestitures

Investment in Agora-X, LLC

In the second quarter of 2010, we made a strategic decision to close our Agora-X business and recorded a loss of $5 million. This charge was included in loss on divestiture of businesses in the Consolidated Statements of Income for the year ended December 31, 2010.

NEURO

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

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the year ended December 31, 2012:

	Market Services	Issuer Services	Market Technology	Total
	(in millions)
Balance at December 31, 2011	$4,602	$306	$153	$5,061
Goodwill acquired	—	62	—	62
Foreign currency translation adjustment	188	16	8	212

Balance at December 31, 2012	$4,790	$384	$161	$5,335

As of December 31, 2012, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $82 million.

The goodwill acquired for Issuer Services shown above relates to our acquisitions of BWise in May 2012 and the index business of Mergent, Inc., including Indxis, in December 2012. See “2012 Acquisitions,” of Note 4, “Acquisitions and Divestitures,” for further discussion.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	December 31, 2012				December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$26	$(10)	$16	5	$42	$(10)	$32	8
Customer relationships	871	(238)	633	21	854	(196)	658	21
Other	6	(2)	4	8	6	(2)	4	8
Foreign currency translation adjustment	6	(1)	5		(25)	4	(21)

Total finite-lived intangible assets	$909	$(251)	$658		$877	$(204)	$673

	December 31, 2012				December 31, 2011
	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted- Average Useful Life (in Years)
	(in millions)				(in millions)
Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$—	$790		$790	$—	$790
Trade names	185	—	185		181	—	181
Licenses	51	—	51		78	—	78
Foreign currency translation adjustment	(34)	—	(34)		(74)	—	(74)

Total indefinite-lived intangible assets	$992	$—	$992		$975	$—	$975

Total intangible assets	$1,901	$(251)	$1,650		$1,852	$(204)	$1,648

Amortization expense for purchased finite-lived intangible assets was $52 million for the year ended December 31, 2012, $55 million for the year ended December 31, 2011 and $57 million for the year ended December 31, 2010. The decrease in amortization expense in 2012 compared to 2011 was primarily due to lower amortization expense on certain intangible assets that were impaired in the second quarter of 2012 as discussed below, partially offset by amortization expense on identifiable finite-lived intangible assets purchased in connection with the acquisition of BWise in May 2012. The decrease in amortization expense in 2011 compared to 2010 was primarily due to a developed technology intangible asset purchased in connection with our acquisition of OMX AB in 2008 being fully amortized in February 2011, partially offset by intangible asset amortization expense on identifiable finite-lived intangible assets purchased in connection with the acquisitions of SMARTS and FTEN as well as certain subsidiaries of Nord Pool from the date of each acquisition.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $5 million as of December 31, 2012) of purchased finite-lived intangible assets as of December 31, 2012 is as follows:

(in millions)
2013	$51
2014	49
2015	47
2016	46
2017	44
2018 and thereafter	416

Total	$653

Intangible Asset Impairment Charges

In 2012, we recorded non-cash intangible asset impairment charges totaling $28 million related to certain acquired intangible assets associated with technology ($19 million), customer relationships ($6 million), and a certain trade name ($3 million). These impairments resulted primarily from the replacement of certain acquired technology, as well as changes in the forecasted revenues associated with the acquired customer list of a certain business. The fair value of technology and trademarks was determined using the income approach, specifically the relief from royalty method. The fair value of customer relationships was determined using the income approach, specifically the multi-period excess earnings method. These charges are recorded in asset impairment charges in the Consolidated Statements of Income. Of the total impairment charge recorded in 2012, $17 million related to our Market Services segment and $11 million related to our Market Technology segment. However, for segment reporting purposes, these charges were allocated to corporate items based on the decision that these charges should not be used to evaluate the segment’s operating performance.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Consolidated Balance Sheets, were $201 million as of December 31, 2012 and $261 million as of December 31, 2011. These securities are primarily comprised of Swedish government debt securities, of which $134 million as of December 31, 2012 and $212 million as of December 31, 2011, are restricted assets to meet regulatory capital requirements primarily for our clearing operations at NASDAQ OMX Nordic Clearing.

Available-for-Sale Investment Security

Investment in DFM

Our available-for-sale investment security, which is included in financial investments, at fair value in the Consolidated Balance Sheets, represents our 1% investment in DFM. The adjusted cost basis of this security was $18 million as of December 31, 2012 and 2011. The fair value of this investment was $22 million as of December 31, 2012 and $18 million as of December 31, 2011. The gross change between the adjusted cost basis and fair value as of December 31, 2012 of $4 million is reflected as an unrealized holding gain in accumulated other comprehensive loss in the Consolidated Balance Sheets.

In the fourth quarter of 2011, we recorded a pre-tax, other-than-temporary impairment loss on our investment security in DFM of $18 million. This charge is included in asset impairment charges in the Consolidated Statements of Income.

Equity Method Investments

The carrying amount of our equity method investments was $13 million as of December 31, 2012 and $27 million as of December 31, 2011 and consisted primarily of our equity interest in EMCF. Equity method investments are included in other non-current assets in the Consolidated Balance Sheets.

Income (loss) recognized from our equity interest in the earnings and losses of these equity method investments was a net loss of $1 million for the year ended December 31, 2012 and a net gain of $2 million for the years ended December 31, 2011 and December 31, 2010.

In the first quarter of 2012, we recorded a non-cash, other-than-temporary impairment charge on our equity investment in EMCF of $12 million due to a decline in operations at EMCF during the three months ended March 31, 2012. This loss is included in asset impairment charges in the Consolidated Statements of Income for the year ended December 31, 2012. No other impairments of equity method investments were recorded in 2012, 2011 or 2010.

Income (loss) recognized from our equity method investments is included in income (loss) from unconsolidated investees, net in the Consolidated Statements of Income.

Cost Method Investments

In August 2012, we sold IDCG to LCH for a 3.7% pro forma ownership interest in LCH. We account for this investment as a cost method investment as we do not control and do not exercise significant influence over LCH and there is no readily determinable fair value of LCH’s shares since they are not publicly traded. The carrying amount of this investment was $37 million as of December 31, 2012 and is included in other non-current assets in the Consolidated Balance Sheets. See “2012 Divestiture,” of Note 4, “Acquisitions and Divestitures,” for further discussion.

7. Property and Equipment, net

The following table presents our major categories of property and equipment, net:

	December 31,
	2012	2011
	(in millions)
Data processing equipment and software	$409	$392
Furniture, equipment and leasehold improvements	203	193

Total property and equipment	612	585
Less: accumulated depreciation and amortization	(401)	(392)

Total property and equipment, net	$211	$193

Depreciation and amortization expense for property and equipment was $52 million for the year ended December 31, 2012, $54 million for the year ended December 31, 2011 and $46 million for the year ended December 31, 2010. The decrease in depreciation and amortization expense in 2012 compared to 2011 is primarily due to our restructuring actions taken in 2012 which included the write-off and disposal of leasehold improvements and asset impairments primarily consisting of fixed assets and capitalized software which have been retired, partially offset by depreciation and amortization on assets placed into service in 2012. See Note 3, “Restructuring Charges,” for further discussion of our restructuring actions. The increase in depreciation and amortization expense in 2011 compared to 2010 is primarily due to depreciation on assets placed into service in 2011 related to data processing equipment and software, partially offset by assets being fully depreciated in 2011. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income.

As of December 31, 2012 and 2011, we do not own any real estate properties.

8. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At December 31, 2012, we estimate that our deferred revenue, which is primarily related to Global Listing Services and Market Technology revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues(1)	Total
	(in millions)
Fiscal year ended:
2013	$12	$36	$31	$60	$139
2014	8	24	1	33	66
2015	7	13	—	26	46
2016	5	5	—	19	29
2017	3	—	—	9	12
2018 and thereafter	1	—	—	2	3

	$36	$78	$32	$149	$295

(1)

The timing of recognition of our deferred Market Technology revenues is dependent upon the completion of customization and any significant modifications made pursuant to existing contracts. As such, as it relates to these revenues, the timing represents our best estimate.

The changes in our deferred revenue during the years ended December 31, 2012 and 2011 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues(2)	Total
	(in millions)
Balance at December 31, 2010	$42	$83	$21	$146	$292
Additions(1)	13	43	219	49	324
Amortization(1)	(16)	(40)	(214)	(66)	(336)
Translation adjustment	—	—	(1)	(1)	(2)

Balance at December 31, 2011	$39	$86	$25	$128	$278

Additions(1)	11	31	213	98	353
Amortization(1)	(14)	(39)	(208)	(85)	(346)
Translation adjustment	—	—	2	8	10

Balance at December 31, 2012	$36	$78	$32	$149	$295

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

9. Debt Obligations

The following table presents the changes in the carrying amount of our debt obligations during the year ended December 31, 2012:

	December 31, 2011	Additions	Payments, Conversions, Accretion and Other	December 31, 2012
	(in millions)
3.75% convertible notes due October 22, 2012 (net of discount)(1)	$—	$—	$—	$—
2.50% convertible senior notes due August 15, 2013(2)	88	—	3	91
4.00% senior unsecured notes due January 15, 2015 (net of discount)(3)	399	—	—	399
5.55% senior unsecured notes due January 15, 2020 (net of discount)(3)	598	—	—	598
5.25% senior unsecured notes due January 16, 2018 (net of discount)(3)	367	—	1	368
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility credit agreement due September 19, 2016 (average interest rate of 1.61% for the period January 1, 2012 through December 31, 2012)(4)	439	—	(45)	394
$750 million revolving credit commitment due September 19, 2016 (average interest rate of 1.41% for the period January 1, 2012 through December 31, 2012)(4)	226	—	(100)	126

Total debt obligations	2,117	—	(141)	1,976
Less current portion	(45)	—	—	(45)

Total long-term debt obligations	$2,072	$—	$(141)	$1,931

(1)

As of December 31, 2011, approximately $0.5 million aggregate principal amount of the 3.75% convertible notes remained outstanding. In June 2012, all of the remaining aggregate principal amount of the 3.75% convertible notes outstanding was converted into 34,482 shares of common stock in accordance with the terms of the notes.

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

The 2013 Convertible Notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate as of December 31, 2012, subject to adjustment due to certain events including cash dividends, is 18.4504 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $54.20 per share of common stock. As of December 31, 2012, the remaining aggregate principal amount outstanding of the 2013 Convertible Notes was convertible into 1,715,517 shares of our common stock. The conversion rate as of December 31, 2011, subject to adjustment in certain events, was 18.1386 shares of common stock per $1,000 principal amount of notes, which was equivalent to a conversion price of approximately $55.13 per share of common stock. As of December 31, 2011, the remaining aggregate principal amount outstanding of the 2013 Convertible Notes was convertible into 1,686,577 shares of our common stock. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

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

The tender offer and early extinguishment of debt discussed above resulted in a remaining aggregate principal amount outstanding of the 2013 Convertible Notes of $93 million as of December 31, 2012 and 2011.

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

The changes in the liability and equity components of the 2013 Convertible Notes during the years ended December 31, 2012 and 2011 are as follows:

	Liability Component			Equity Component
	(in millions)			(in millions)
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component
December 31, 2010	$428	$40	$388	$80	$32	$48
Accretion of debt discount	—	(13)	13	—	—	—
Tender offer	(335)	(22)	(313)	(9)	—	(9)

December 31, 2011	$93	$5	$88	$71	$32	$39
Accretion of debt discount	—	(3)	3	—	—	—

December 31, 2012	$93	$2	$91	$71	$32	$39

The unamortized debt discount on the 2013 Convertible Notes was $2 million as of December 31, 2012 and $5 million as of December 31, 2011 and is included in debt obligations in the Consolidated Balance Sheets. The remaining amount of $2 million will be accreted as part of interest expense through August 15, 2013, the maturity date of the convertible debt. The decrease in the unamortized debt discount in 2011 compared to 2010 is due to the write-off of $22 million associated with the Offer as discussed above and the accretion of the debt discount during 2011 of $13 million. The effective annual interest rate on the 2013 Convertible Notes was 6.53% for the years ended December 31, 2012, 2011 and 2010, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

The equity component of the convertible debt is included in additional paid-in capital in the Consolidated Balance Sheets and was $39 million at December 31, 2012 and 2011.

Interest expense recognized on the 2013 Convertible Notes in the Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Components of interest expense recognized on the 2013 Convertible Notes
Accretion of debt discount	$3	$13	$14
Contractual interest	3	9	10

Total interest expense recognized on the 2013 Convertible Notes	$6	$22	$24

Debt Issuance Costs

In 2008, in conjunction with the issuance of the 2013 Convertible Notes, we incurred debt issuance costs of $10 million. These costs, which were capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligation. In connection with the Offer in October 2011, we recorded a pre-tax charge for the write-off of the associated debt issuance costs of $2 million for the year ended December 31, 2011. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for the year ended December 31, 2012, $1 million for the year ended December 31, 2011 and $2 million for the year ended December 31, 2010.

Senior Unsecured Notes

4.00% and 5.55% Senior Unsecured Notes

In January 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes. The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of December 31, 2012, the balance of $399 million for the 2015 Notes and the balance of $598 million for the 2020 Notes reflect the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $8 million in connection with the issuance of the Notes. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was $1 million for each of the three years ended December 31, 2012, 2011 and 2010.

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

The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of December 31, 2012, the balance of $368 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

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

Debt Issuance Costs

We incurred debt issuance costs of $3 million in connection with the issuance of the 2018 Notes. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for each of the three years ended December 31, 2012, 2011 and 2010.

Credit Facilities

2011 Credit Facility

In September 2011, NASDAQ OMX entered into a $1.2 billion senior unsecured five-year credit facility which matures on September 19, 2016. The 2011 Credit Facility consists of our 2016 Term loan of $450 million and a $750 million revolving credit commitment (including a swingline facility and letter of credit facility). NASDAQ OMX applied the $450 million in proceeds from the 2016 Term Loan to repay in full the remaining $450 million principal amount outstanding on our 2010 Credit Facility, as defined below. As a result, NASDAQ OMX terminated the associated credit agreement. See “2010 Credit Facility” below for further discussion.

In October 2011, we borrowed $250 million under the revolving credit commitment portion of the 2011 Credit Facility and utilized cash on hand of $96 million in order to fund the purchase of the 2013 Convertible Notes tendered in the Offer. In November 2011, we made an optional prepayment of $24 million and in March 2012 we made an optional prepayment of $100 million on the revolving credit commitment portion of the 2011 Credit Facility. As a result, availability under the revolving credit commitment was $624 million as of December 31, 2012.

The loans under the 2011 Credit Facility have a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the Federal Funds Rate, plus an applicable margin that varies with NASDAQ OMX’s debt rating.

Under the 2011 Credit Facility, we are required to pay quarterly principal payments equal to 2.50% of the aggregate original principal amounts borrowed under the 2016 Term Loan. In 2012, we made required quarterly principal payments totaling $45 million on our 2016 Term Loan.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the entry into the 2011 Credit Facility. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the 2011 Credit Facility. Amortization expense, which is recorded as additional interest expense for these costs, was $1 million for the year ended December 31, 2012 and immaterial for the year ended December 31, 2011.

2010 Credit Facility

In January 2010, NASDAQ OMX entered into a $950 million senior unsecured three-year credit facility, or the 2010 Credit Facility. The 2010 Credit Facility provided for a $250 million revolving credit commitment (including a swingline facility and letter of credit facility), a $350 million funded Tranche A term loan and a $350 million funded Tranche X term loan, or the Term Loans. The loans under the 2010 Credit Facility had a variable interest rate based on either the LIBOR or the Federal Funds Rate, plus an applicable margin that varied with NASDAQ OMX’s debt rating.

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

Bridge Facility

In December 2010, NASDAQ OMX entered into the Bridge Facility, and borrowed $370 million to partially finance the purchase of our stock from Borse Dubai. See “Share Repurchase Programs and Share Repurchase from Borse Dubai,” of Note 13, “NASDAQ OMX Stockholders’ Equity,” for further discussion of our share repurchase from Borse Dubai. We applied the net proceeds from the issuance of our 2018 Notes, discussed above, and cash on hand to repay all amounts outstanding under the Bridge Facility and terminated the Bridge Facility as of December 31, 2010. The effective interest rate on borrowings under the Bridge Facility was 1.76%.

Other Credit Facilities

In addition to the revolving credit commitment under our 2011 Credit Facility discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At December 31, 2012, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2011, these facilities totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized.

Debt Covenants

At December 31, 2012, we were in compliance with the covenants of all of our debt obligations.

10. Income Taxes

The income tax provision consists of the following amounts:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Current income taxes:
Federal	$130	$129	$116
State	37	34	36
Foreign	16	23	20

Total current income taxes	183	186	172

Deferred income taxes:
Federal	(10)	(18)	(25)
State	6	—	(26)
Foreign	20	22	16

Total deferred income taxes	16	4	(35)

Total income tax provision	$199	$190	$137

U.S. federal taxes have not been provided on undistributed earnings of certain non-U.S. subsidiaries to the extent such earnings will be reinvested abroad for an indefinite period of time. At December 31, 2012, the cumulative amount of undistributed earnings in these subsidiaries is approximately $81 million. We have the intent and ability to indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries.

A reconciliation of the income tax provision, based on the U.S. federal statutory rate, to our actual income tax provision for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Federal income tax provision at the statutory rate	35.0%	35.0%	35.0%
State income tax provision, net of federal effect	4.2%	3.3%	4.2%
Foreign income tax provision at a rate different than the federal rate	(3.6)%	(3.8)%	(3.2)%
Earnings from foreign affiliates, not subject to tax	(3.4)%	(3.4)%	(3.5)%
Change in deferred taxes due to change in tax rate(1)	2.3%	0.5%	(3.0)%
Change in unrecognized tax benefits	2.6%	1.0%	0.5%
Excess capital loss carry back(1)	—	—	(2.4)%
Other, net	(0.8)%	0.6%	(1.6)%

Actual income tax provision(1)	36.3%	33.2%	26.0%

(1)

The higher effective tax rate in 2012 when compared to 2011 was primarily due to the impact to deferred tax assets and deferred tax liabilities resulting from changes in tax rates in various jurisdictions within the U.S. and outside the U.S., adjustments related to our 2005 – 2011 tax return liabilities which resulted in an increase to the tax provision and a shift in the geographic mix of earnings and losses. These increases are partially offset by a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which are not reflected in pre-tax earnings. The higher effective tax rate in 2011 when compared to 2010 was primarily due to the impact of changes in tax laws in certain jurisdictions in the U.S. Furthermore, in the third quarter of 2011, we recorded significant adjustments due to provision-to-tax return adjustments related to our 2010 tax return liabilities and a corresponding effect on deferred tax liabilities, both of which increased NASDAQ OMX’s tax provision in 2011. Also, 2010 results included reductions in deferred tax liabilities due to a revised effective tax rate and a tax deduction for a capital loss.

The temporary differences, which give rise to our deferred tax assets and (liabilities), consisted of the following:

	December 31,
	2012	2011
	(in millions)
Deferred tax assets:
Deferred revenues	$31	$30
U.S. federal net operating loss	10	15
Foreign net operating loss	95	99
State net operating loss	4	4
Compensation and benefits	112	88
Foreign currency translation	103	194
Lease reserves	14	19
Tax credits	17	19
Other	22	15

Gross deferred tax assets	408	483

Deferred tax liabilities:
Amortization of software development costs and depreciation	(58)	(40)
Amortization of acquired intangible assets	(647)	(629)
Compensation and benefits	(18)	—
Other	(25)	(28)

Gross deferred tax liabilities	(748)	(697)

Net deferred tax liabilities before valuation allowance	(340)	(214)

Less: valuation allowance	(81)	(75)

Net deferred tax liabilities	$(421)	$(289)

A valuation allowance has been established with regards to the tax benefits primarily associated with certain net operating losses and impairment losses, as it is more likely than not that these benefits will not be realized in the future.

In 2012, our U.S. federal net operating loss of $10 million, which includes $5 million related to the acquisition of FTEN in December 2010 and $5 million related to subsidiaries of OMX that are not included in our U.S. federal consolidated income tax return, will expire in years 2023 through 2032. Our foreign net operating loss of $95 million, as of December 31, 2012, includes $57 million that will expire in years 2018 through 2022 and $38 million that has no expiration date. Also, our state net operating loss of $4 million, as of December 31, 2012, will expire in years 2013 through 2032. Our tax credits of $17 million include $7 million related to U.S. research and development credits that will expire in years 2018 through 2027, and $10 million related to non-U.S. tax credits that will expire in years 2014 through 2017.

The following represents the domestic and foreign components of income before income tax provision:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Domestic	$355	$321	$325
Foreign	193	252	201

Income before income tax provision	$548	$573	$526

In 2012, 2011 and 2010, we recorded income tax benefits of $7 million, $10 million and $2 million, respectively, primarily related to share-based compensation. These amounts were recorded as additional paid-in-capital in the Consolidated Balance Sheets.

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

As of December 31, 2012 and 2011, there are $27 million and $11 million of unrecognized tax benefits that if recognized would affect our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2012	2011
	(in millions)
Beginning balance	$18	$12
Additions as a result of tax positions taken in prior periods	16	6
Additions as a result of tax positions taken in the current period	3	3
Reductions related to settlements with taxing authorities	(5)	(2)
Reductions as a result of lapses of the applicable statute of limitations	—	(1)

Ending balance	$32	$18

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of both December 31, 2012 and 2011, we had accrued $5 million for interest and penalties, net of tax effect.

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2010 are currently under audit by the Internal Revenue Service and we are subject to examination for 2011. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2010 and we are subject to examination for 2011. Non-U.S. tax returns are subject to review by the respective tax authorities for the years 2005 through 2011. In 2012, we settled audits with the state of New York and paid a total of $10 million with respect to the years 2000 through 2006. Of the $10 million paid, $5 million relates to tax and $5 million relates to interest. Since we included $2 million in our unrecognized tax benefits as of December 31, 2011, $3 million affected our 2012 effective tax rate. The outcome of this audit did not have a material impact on our financial position or results of operations. We anticipate that the amount of unrecognized tax benefits at December 31, 2012 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demands certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. NASDAQ OMX has decided to appeal the ruling by the Finnish Appeals Board to the Finnish Administrative Court. If the Finnish Administrative Court agrees with the Finnish Appeals Board, additional tax and penalties for the years 2008 through 2012 would total approximately $20 million. We expect the Finnish Administrative Court to agree with our position and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through December 31, 2012, we have recorded the tax benefits associated with the filing position.

11. Employee Benefits

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs from the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Consolidated Statements of Income:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Components of net periodic benefit cost
Interest cost	$6	$6	$7
Expected return on plan assets	(5)	(5)	(5)
Recognized net actuarial loss	3	3	3
Settlement loss recognized	—	—	1

Net periodic benefit cost	$4	$4	$6

Benefit Obligations and Funded Status

The following table provides a reconciliation of the changes in the benefit obligation, the plan assets and the funded status of the NASDAQ OMX Benefit Plans.

	2012				2011
	Pension	SERP	Post- retirement	Total	Pension	SERP	Post- retirement	Total
	(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$86	$30	$11	$127	$83	$30	$12	$125
Interest cost	4	2	—	6	4	1	1	6
Actuarial losses (gains)	1	—	(7)	(6)	(1)	—	(2)	(3)
Benefits paid	(4)	(2)	—	(6)	(3)	(2)	—	(5)
Loss due to change in discount rate	17	3	—	20	3	1	—	4

Benefit obligation at end of year	104	33	4	141	86	30	11	127

Change in plan assets
Fair value of plan assets at beginning of year	62	—	—	62	65	—	—	65
Actual return on plan assets	7	—	—	7	(1)	—	—	(1)
Company contributions	10	2	—	12	1	2	—	3
Benefits paid	(4)	(2)	—	(6)	(3)	(2)	—	(5)

Fair value of plan assets at end of year	75	—	—	75	62	—	—	62

Underfunded status of the plans	(29)	(33)	(4)	(66)	(24)	(30)	(11)	(65)

Accumulated benefit obligation	$104	$33	$4	$141	$86	$30	$11	$127

The total underfunded status of the NASDAQ OMX Benefit Plans of $66 million at December 31, 2012 and $65 million at December 31, 2011 is included in other non-current liabilities and accrued personnel costs in the Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2013.

Actuarial Assumptions

The following tables provide the weighted-average actuarial assumptions for the NASDAQ OMX Benefit Plans.

Weighted-average assumptions used to determine benefit obligations at the end of the fiscal year:

	2012	2011
Discount rate:
Pension	4.00%	5.00%
SERP	4.00%	5.00%
Post-retirement	4.00%	5.00%
Rate of compensation increase:
Pension	N/A	N/A
SERP	N/A	N/A
Post-retirement	N/A	N/A

Weighted-average assumptions used to determine net benefit cost for the fiscal year:

	2012	2011	2010
Discount rate:
Pension	5.00%	5.25%	5.75%
SERP	5.00%	5.25%	5.75%
Post-retirement	5.00%	5.25%	5.75%
Rate of compensation increase:
Pension	N/A	N/A	N/A
SERP	N/A	N/A	N/A
Post-retirement	N/A	N/A	N/A
Expected return on plan assets:
Pension	7.75%	8.00%	8.00%
SERP	N/A	N/A	N/A
Post-retirement	N/A	N/A	N/A

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

For 2013, the weighted-average assumed healthcare cost trend rate used for post-retirement measurement purposes for the NASDAQ OMX Benefit Plans is 9.0% prior to age 65 and 6.5% after age 65. A one percent increase or decrease in the assumed healthcare cost trend would have an immaterial effect on the post-retirement service and interest cost and post-retirement benefit obligation for both plans.

Plan Assets of the NASDAQ OMX Benefit Plans

NASDAQ OMX’s Pension and 401(k) Committee, which is comprised of employees of NASDAQ OMX, has oversight responsibility for the plan assets of the NASDAQ OMX Benefit Plans. The investment policy and strategy of the plan assets, which was adopted by NASDAQ OMX’s Pension and 401(k) Committee, is to provide for preservation of principal, both in nominal and real terms, in order to meet the long-term spending needs of the NASDAQ OMX Benefit Plans. We invest in securities per the target allocations stated below. Target allocations for plan assets as of December 31, 2012 were as follows:

Target Allocation
Equity securities(1)	60%
Fixed income securities(1)	25%
Other investment strategies and cash	15%

Total	100%

(1)	Consists of securities and investments in mutual funds held in various domestic, international and emerging markets.

Asset allocations are reviewed quarterly and adjusted, as appropriate, to remain within target allocations. The investment policy is reviewed on an annual basis, with the advice of an investment consultant, to determine if the policy or asset allocation targets should be changed.

The fair value of the plan assets for the NASDAQ OMX Benefit Plans at December 31, 2012, by asset category and fair value hierarchy, are as follows:

	Total Benefit Plan Assets as of	Fair Value Measurements(2)
	December 31, 2012(1)	Level 1	Level 2	Level 3
		(in millions)
Equity securities	$—	$—	$—	$—
Fixed income securities	—	—	—	—
Other investment strategies and cash	75	75	—	—

Total benefit plan assets	$75	$75	$—	$—

(1)

As of December 31, 2012, this balance is held entirely in cash and cash equivalents due to a transition between investment advisors effective January 2013 and will be invested in accordance with the target allocations approved by NASDAQ OMX’s Pension and 401(k) Committee.

(2)	See Note 15, “Fair Value of Financial Instruments,” for further discussion of fair value measurements.

The expected rate of return on plan assets for the NASDAQ OMX Benefit Plans represents our long-term assessment of return expectations which may change based on significant shifts in economic and financial market conditions. The long-term rate of return on plan assets is derived from return assumptions determined based on asset classes held and weighted based on the current target allocation for each class. Over the long term, our investments in equity securities are expected to return between 6% and 8%, investments in fixed income securities are expected to return between 3% and 4%, other investment strategies are expected to return between 5% and 6%, and cash is expected to return between 1% and 2%. While we considered the NASDAQ OMX Benefit Plans’ recent performance and other economic growth and inflation factors, which are supported by long-term historical data, the return expectations for each of these asset categories represents a long-term prospective return. Based on historical experience, the NASDAQ OMX Pension and 401(k) Committee expects that the plans’ asset managers overall will provide a modest (1% per annum) premium to their respective market benchmark indexes.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), as of December 31, 2012, consisted of the following amounts that have yet to be recognized in net periodic benefit costs for the NASDAQ OMX Benefit Plans:

	Pension	SERP	Post- retirement	Total
	(in millions)
Unrecognized net actuarial gain/(loss)	$(45)	$(5)	$7	$(43)
Income tax benefit	19	2	(3)	18

Employee benefit plan adjustments, net of tax	$(26)	$(3)	$4	$(25)

Estimated Future Benefit Payments

We expect to make the following benefit payments to participants in the next ten fiscal years under the NASDAQ OMX Benefit Plans:

	Pension	SERP	Post- retirement	Total
	(in millions)
Fiscal year ended:
2013	$4	$8	$1	$13
2014	4	2	1	7
2015	4	3	—	7
2016	5	2	—	7
2017	4	5	—	9
2018 through 2022	25	8	1	34

	$46	$28	$3	$77

Non—U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Consolidated Statements of Income and were $18 million in 2012, $14 million in 2011 and $13 million in 2010.

As part of the acquisition of certain subsidiaries of Nord Pool, we assumed the obligation for several pension plans providing benefits for these employees. Employees covered under these pension plans are entitled to defined future pension benefits based on the number of years of employment and pay at retirement age. The measurement date of the plan obligations is December 31. The projected benefit obligation was $12 million at December 31, 2012 and $15 million at December 31, 2011. The fair value of the plan assets was $9 million at December 31, 2012 and $7 million at December 31, 2011. The underfunded status of the plans was $3 million at December 31, 2012 and $8 million at December 31, 2011, and was included in other non-current liabilities in the Consolidated Balance Sheets. The benefit cost for these plans was immaterial in 2012, $2 million in 2011 and $1 million in 2010.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Consolidated Statements of Income was $5 million in 2012 and $4 million in both 2011 and 2010.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Consolidated Statements of Income was $5 million in both 2012 and 2011 and $4 million in 2010.

Employee Stock Purchase Plan

We have an ESPP under which approximately 3.3 million shares of our common stock have been reserved for future issuance as of December 31, 2012.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Consolidated Statements of Income.

Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. During 2012, employees purchased 289,923 shares at a weighted-average price of $19.34, during 2011, employees purchased 246,850 shares at a weighted-average price of $20.64 and during 2010, employees purchased 242,865 shares at a weighted-average price of $15.08 under the ESPP. We recorded compensation expense of $2 million in 2012 and $1 million in both 2011 and 2010 for the 15.0% discount that is given to our employees.

12. Share-Based Compensation

We have a share-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. Share-based awards, or equity awards, granted under this program include stock options, restricted stock, and PSUs. Grants of equity awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock.

Restricted stock is generally time-based and vests over three—to five-year periods beginning on the date of the grant. Stock options are also generally time-based and expire ten years from the grant date. Stock option and restricted stock awards generally include performance-based accelerated vesting features based on achievement of specific levels of corporate performance. If NASDAQ OMX exceeds the applicable performance parameters, the grants vest on the third anniversary of the grant date, if NASDAQ OMX meets the applicable performance parameters, the grants vest on the fourth anniversary of the grant date, and if NASDAQ OMX does not meet the applicable performance parameters, the grants vest on the fifth anniversary of the grant date.

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

In March 2012, our board of directors approved a new performance-based long-term incentive program for our chief executive officer, executive vice presidents and senior vice presidents that focuses on total shareholder return, or TSR. This program represents 100% of our chief executive officer’s and executive vice presidents’ long-term stock-based compensation and 50% of our senior vice presidents’ long-term stock-based compensation. Under the program, each individual receives PSUs with a three-year cumulative performance period. Performance will be determined by comparing NASDAQ OMX’s TSR to two peer groups, each weighted 50%. The first peer group consists of 13 exchange companies, and the second peer group consists of all companies in the Standard & Poor 500 Index, or S&P 500. NASDAQ OMX’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0% and 200% of the number of PSUs granted and will be determined by NASDAQ OMX’s overall performance against both peer groups. However, if NASDAQ OMX’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the TSR program using the Monte Carlo simulation model, as these awards contain a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the TSR program for the year ended December 31, 2012:

Year Ended December 31, 2012
Weighted-average risk free interest rate	0.34%
Expected volatility(1)	32.91%
Dividend yield	2.08%
Weighted-average fair value at grant date	$22.50

(1)	We use historic volatility for PSU awards issued under the TSR program, as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

Stock Option Exchange Program

In May 2010, NASDAQ OMX shareholders approved a proposal to allow for a one-time voluntary stock option exchange program, designed to provide eligible employees an opportunity to exchange some or all of their eligible underwater stock options for a lesser amount of replacement stock options to be granted with a lower exercise price and a longer vesting period. Participants in the program were entitled to receive one replacement option for each 1.4 eligible options exchanged. Stock options eligible for the exchange were granted on or after January 1, 2006 and on or before June 30, 2008 with an exercise price greater than $30.00. The program commenced on July 7, 2010 and expired on August 3, 2010. A total of 0.8 million eligible stock options were tendered by employees, representing 90% of the total stock options eligible for exchange. On August 3, 2010, we granted 0.6 million new replacement stock options with an exercise price of $20.04, which was equal to the closing price of our common stock on that date. The replacement options were subject to a new vesting schedule with vesting occurring ratably in three equal annual installments on August 3, 2011 through August 3, 2013 and have a term of seven years. No incremental stock option expense was recognized for the replacement options as the fair value of the replacement options did not exceed the fair value of the exchanged options.

Summary of 2012 Equity Awards

In May 2012, we granted restricted stock to most active employees. The restricted stock granted included a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above. In 2012, we achieved the applicable performance parameters, and therefore, we will continue to expense the grant over the four-year vesting period.

During 2012, certain executive officers received grants of 1,072,446 PSUs. Of these PSUs granted, 701,470 units are subject to the performance measure and vesting schedule under the TSR program discussed above and the remaining 370,976 units are subject to a one year performance period and generally vest ratably on an annual basis from December 31, 2013 through December 31, 2015.

During 2011, certain grants of PSUs with a one-year performance period exceeded the applicable performance parameters. As a result, an additional 251,224 units were considered granted during 2012. In addition, certain grants of PSUs issued in 2009 with a three-year performance period exceeded the applicable performance parameters. As a result, an additional 40,000 units were considered granted in February 2012.

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

During 2011, certain officers received grants of a target amount of 632,368 PSUs. Of these PSUs granted, 100,000 units are subject to a three-year performance period and vest at the end of the performance period. The remaining 532,368 units were subject to a one-year performance period and generally will vest ratably on an annual basis from December 31, 2012 through December 31, 2014.

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

In 2010, certain officers received grants of 629,743 PSUs. Of these PSUs granted, 80,000 units were subject to a three-year performance period and vest at the end of the period. The remaining 549,743 units were subject to a one-year performance period and generally vest ratably on an annual basis from December 31, 2011 through December 31, 2013. During 2010, certain grants exceeded the applicable performance parameters for the one-year performance PSUs. As a result, an additional 19,142 units were considered granted in February 2011.

Common Shares Available Under Our Equity Plan

As of December 31, 2012, we had approximately 4.1 million shares of common stock authorized for future issuance under our Equity Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the years ended December 31, 2012, 2011 and 2010 in the Consolidated Statements of Income:

	Year Ended December 31,
	2012	2011	2010
	(in millions)
Share-based compensation expense before income taxes	$46	$36	$33
Income tax benefit	(18)	(14)	(13)

Share-based compensation expense after income taxes	$28	$22	$20

We estimated the fair value of stock option awards using the Black-Scholes valuation model with the following assumptions:

	Year Ended December 31,
	2012(1)	2011	2010
Expected life (in years)	—	5	5
Weighted-average risk free interest rate	—	2.16%	2.03%
Expected volatility	—	27.0%	32.0%
Dividend yield	—	—	—
Weighted-average fair value at grant date	$—	$7.06	$6.30

(1)	No stock option awards were granted during the year ended December 31, 2012.

Our computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility was based on a market-based implied volatility. In June, September, and December of 2012, we paid quarterly cash dividends of $0.13 per share on our outstanding common stock. Prior to the June 2012 dividend, it was not our policy to declare or pay cash dividends on our common stock.

Summary of Stock Option Activity

A summary of stock option activity for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Stock Options Outstanding
	Number of Stock Options	Weighted- Average Exercise Price
Outstanding at December 31, 2009	10,206,871	$18.18
Granted(1)	1,855,979	19.87
Exercised	(708,731)	9.23
Forfeited or expired	(395,148)	29.87
Stock option exchange program(2)	(846,129)	38.96

Outstanding at December 31, 2010	10,112,842	$16.92
Granted(1)	1,267,430	25.28
Exercised	(1,030,721)	9.68
Forfeited or expired	(425,516)	26.85

Outstanding at December 31, 2011	9,924,035	$18.33
Exercised	(2,051,066)	7.37
Forfeited or expired	(327,192)	23.41

Outstanding at December 31, 2012	7,545,777	$21.10

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

We received net cash proceeds of $15 million from the exercise of approximately 2,051,066 stock options for the year ended December 31, 2012, received net cash proceeds of $10 million from the exercise of approximately 1,030,721 stock options for the year ended December 31, 2011, and received net cash proceeds of $7 million from the exercise of approximately 708,731 stock options for the year ended December 31, 2010. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2012:

Range of Exercise Prices	Number of Stock Options	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number Exercisable	Weighted- Average Remaining Contractual Term (in years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
$6.15 — $19.69	1,986,331	1.43	$7.66	$34	1,906,464	1.21	$7.17	$34
$19.70 — $25.01	2,381,434	6.87	20.52	11	1,258,206	6.59	20.97	5
$25.02 — $35.91	1,905,297	7.10	25.30	—	848,162	5.80	25.31	—
$35.92 — $45.59	1,272,715	3.98	36.88	—	1,272,715	3.98	36.88	—

Total	7,545,777	5.01	$21.10	$45	5,285,547	3.90	$20.52	$39

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on December 31, 2012 of $24.99 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $24.99 as of December 31, 2012, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of December 31, 2012 was 3.2 million. As of December 31, 2011, 5.8 million outstanding stock options were exercisable and the weighted-average exercise price was $15.02.

Total fair value of stock options vested was $11 million for the year ended December 31, 2012 and $6 million for the year ended December 31, 2011. The total pre-tax intrinsic value of stock options exercised was $35 million during 2012, $15 million during 2011 and $8 million during 2010.

At December 31, 2012, $5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.2 years.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the years ended December 31, 2012, 2011 and 2010:

	Restricted Stock		PSUs
	Number of Awards	Weighted- Average Grant Date Fair Value	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested balances at December 31, 2009	2,208,748	$27.48	552,682	$31.59
Granted	1,223,921 (2)	19.80	714,328 (1)	20.31
Vested	(459,759)	39.89	(120,000)	33.19
Forfeited	(213,819)	26.87	(48,381)	27.79

Unvested balances at December 31, 2010	2,759,091	$22.00	1,098,629	$24.25
Granted	1,393,373 (2)	25.31	651,510 (1)	25.14
Vested	(353,235)	24.26	(279,447)	28.70
Forfeited	(427,896)	22.28	(155,512)	27.94

Unvested balances at December 31, 2011	3,371,333	$23.10	1,315,180	$23.33
Granted	1,478,855 (2)	23.62	1,363,670 (1)	23.28
Vested	(1,295,030)	23.39	(702,486)	23.74
Forfeited	(350,970)	23.29	(96,565)	23.30

Unvested balances at December 31, 2012	3,204,188	$23.20	1,879,799	$23.14

(1)	PSUs granted in 2012, 2011 and 2010 primarily reflect awards issued to certain officers, as described above.
(2)

Restricted stock granted in 2012, 2011 and 2010 primarily reflect our company wide grants, which include a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

At December 31, 2012, $62 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.7 years.

13. NASDAQ OMX Stockholders’ Equity

Common Stock

At December 31, 2012, 300,000,000 shares of our common stock were authorized, 213,426,908 shares were issued and 165,605,838 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of NASDAQ OMX common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of NASDAQ OMX common stock.

Common Stock in Treasury, at Cost

We held 47,821,070 shares of common stock in treasury as of December 31, 2012 and 39,845,172 shares as of December 31, 2011. The increase during the year ended December 31, 2012 was primarily due to our share repurchase program, partially offset by shares of common stock in treasury reissued under our share-based compensation program. See “Share Repurchase Programs and Share Repurchase from Borse Dubai” below for further discussion of our share repurchase programs and Note 12, “Share-Based Compensation,” for further discussion of our share-based compensation program.

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

During the fourth quarter of 2011, we repurchased 3,983,481 shares of our common stock at an average price of $25.10, for an aggregate purchase price of $100 million. During 2012, we repurchased 11,544,457 shares of our common stock at an average price of $23.82, for an aggregate purchase price of $275 million, completing the share repurchase program authorized in the fourth quarter of 2011. The shares repurchased under the share repurchase program are available for general corporate purposes. As of December 31, 2012, the remaining amount for share repurchases under the program authorized in the third quarter of 2012 was $225 million.

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

Other Repurchases of Common Stock

For the year ended December 31, 2012, we repurchased 766,260 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At December 31, 2012 and 2011, 1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

Cash Dividends on Common Stock

During 2012, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)
April 23, 2012	$0.13	June 15, 2012	$22	June 29, 2012
July 25, 2012	$0.13	September 14, 2012	$21	September 28, 2012
October 24, 2012	$0.13	December 14, 2012	$22	December 28, 2012

(1)	These amounts were recorded in retained earnings in the Consolidated Balance Sheets at December 31, 2012.

In January 2013, pursuant to delegated authority, the finance committee of the board of directors declared a regular quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend is payable on March 28, 2013 to shareholders of record at the close of business on March 14, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss is composed of unrealized holding gains and losses on available-for-sale investment securities, foreign currency translation adjustments and employee benefit plan adjustments.

The following table outlines the components of accumulated other comprehensive loss:

	Unrealized Holding Gains on Available-For-Sale Investment Securities	Foreign Currency Translation Adjustments (1)	Employee Benefit Plan Adjustments(2)	Accumulated Other Comprehensive Loss
Gross balance, December 31, 2011	$—	$(527)	$(33)	$(560)
Income taxes	1	195	14	210

Net balance, December 31, 2011	$1	$(332)	$(19)	$(350)

Gross balance, December 31, 2012	$4	$(265)	$(43)	$(304)
Income taxes	1	100	18	119

Net balance, December 31, 2012	$5	$(165)	$(25)	$(185)

(1)	Amounts include cumulative gains and losses on foreign currency translation adjustments from non-U.S. subsidiaries for which the functional currency is other than the U.S. dollar.
(2)	Amounts primarily represent unrecognized net actuarial gains (losses) related to the NASDAQ OMX Benefit Plans.

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2012	2011	2010
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to NASDAQ OMX	$352	$387	$395
Accretion of series A convertible preferred stock	—	—	(1)

Net income attributable to common shareholders for basic and diluted earnings per share	$352	$387	$394

Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	168,254,653	176,331,819	202,975,623

Weighted-average effect of dilutive securities:
Employee equity awards	4,317,577	3,644,946	3,504,550
3.75% convertible notes assumed converted into common stock	15,640	34,482	34,482

Weighted-average common shares outstanding for diluted earnings per share(1)	172,587,870	180,011,247	206,514,655

Basic and diluted earnings per share:
Basic earnings per share	$2.09	$2.20	$1.94

Diluted earnings per share	$2.04	$2.15	$1.91

(1)

The decrease in the weighted-average common shares outstanding for basic and diluted earnings per share primarily reflects the weighted-average impact of the share repurchase from Borse Dubai and other purchases related to our share repurchase programs made in 2012, 2011 and 2010. See “Share Repurchase Programs and Share Repurchase from Borse Dubai,” of Note 13, “NASDAQ OMX Stockholders’ Equity,” for further discussion.

Stock options to purchase 7,545,777 shares of common stock and 5,083,987 shares of restricted stock and PSUs were outstanding at December 31, 2012. For the year ended December 31, 2012, we included 4,313,316 of the outstanding stock options and 4,142,097 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the years ended December 31, 2012, 2011 and 2010, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

15. Fair Value of Financial Instruments

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011.

	December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$223	$223	$—	$—
Default fund investments(2)	175	175	—	—

Total	$398	$398	$—	$—

	December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(3)	$1,566	$—	$1,566	$—
Financial investments, at fair value(1)	279	279	—	—

Total	$1,845	$279	$1,566	$—

Financial Liabilities Measured at Fair Value on a Recurring Basis
Derivative positions, at fair value(3)	$1,566	$—	$1,566	$—

Total	$1,566	$—	$1,566	$—

(1)

Primarily comprised of trading securities, mainly Swedish government debt securities, of $201 million as of December 31, 2012 and $261 million as of December 31, 2011. Of these securities, $134 million as of December 31, 2012 and $212 million as of December 31, 2011 are restricted assets to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. This balance also includes our available-for-sale investment security in DFM of $22 million as of December 31, 2012 and $18 million as of December 31, 2011. See Note 6, “Investments,” for further discussion of our trading investment securities and available-for-sale investment security.

(2)

In March 2012, NASDAQ OMX Nordic Clearing implemented member sponsored default funds. Default fund contributions may include cash contributions which can be invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. As of December 31, 2012, $175 million of cash contributions have been invested in highly rated government debt securities. See Note 16, “Clearing Operations,” for further discussion of default fund contributions.

(3)

Prior to the new clearing structure, discussed in Note 16, “Clearing Operations,” these amounts represented net amounts associated with our clearing operations in the derivative markets with NASDAQ OMX Nordic Clearing. Receivables and payables attributable to outstanding derivative positions were netted to the extent that such a legal offset right existed and, at the same time, that it was NASDAQ OMX Nordic Clearing’s intention to settle these items. See “Derivative Positions, at Fair Value and Resale and Repurchase Agreements, at Contract Value Prior to March 2012,” of Note 16, “Clearing Operations,” for further discussion. The new clearing structure significantly changed the nature and extent of the risk of loss to NASDAQ OMX Nordic Clearing in the event of a member default. Since the risk of loss will now be shared amongst clearing members, beginning in March 2012, we no longer record these derivative positions in the Consolidated Balance Sheets.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $2.1 billion at December 31, 2012 and $2.2 billion at December 31, 2011. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt is categorized as level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 9, “Debt Obligations.”

16. Clearing Operations

Nordic Clearing

NASDAQ OMX Nordic Clearing is authorized and supervised as a European multi-asset clearinghouse by the SFSA and is authorized to conduct clearing operations in Norway by the Norwegian Ministry of Finance. The clearinghouse acts as the CCP for exchange and OTC trades in equity derivatives, fixed income derivatives, physical power, power derivatives, carbon derivatives, and resale and repurchase contracts.

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

In anticipation of new regulations proposed by EMIR, NASDAQ OMX Nordic Clearing implemented three member sponsored default funds in March 2012: one related to financial markets, one related to commodities markets, and a mutualized fund. Under this new regulatory structure, NASDAQ OMX Nordic Clearing and its clearing members must contribute to the total regulatory capital related to the clearing operations of NASDAQ OMX Nordic Clearing. This structure applies an initial separation of default fund contributions for the financial and commodities markets in order to create a buffer for each market’s counterparty risks. Simultaneously, a mutualized default fund provides capital efficiencies to NASDAQ OMX Nordic Clearing with regard to total regulatory capital required. See “Default Fund Contributions” below for further discussion of NASDAQ OMX Nordic Clearing’s default fund. Power of assessment and a liability waterfall also have been implemented in anticipation of the new regulations. See “Power of Assessment” and “Liability Waterfall” below for further discussion. These new requirements ensure the alignment of risk between NASDAQ OMX Nordic Clearing and its clearing members.

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

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in both the financial and commodities markets, contributions must be made to both markets’ default funds. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Clearing members’ cash contributions are included in default funds and margin deposits in the Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by NASDAQ OMX Nordic Clearing. Non-cash contributions are pledged assets that are not recorded in the Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Pursuant to clearing member agreements, we pay interest on cash deposits to clearing members. Assets pledged are held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default.

As of December 31, 2012, clearing member default fund contributions were as follows:

	December 31, 2012
	Cash Contributions(1)	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$176	$19	$195

(1)

As of December 31, 2012, in accordance with its investment policy, NASDAQ OMX Nordic Clearing has invested $175 million of cash contributions in highly rated government debt securities. The remaining balance of $1 million is held in cash.

In addition to clearing members’ required contributions to the default funds, NASDAQ OMX Nordic Clearing is also required to contribute capital to the default funds as specified under its clearinghouse rules. As of December 31, 2012, NASDAQ OMX Nordic Clearing committed capital totaling $113 million to the member sponsored default funds, in the form of government debt securities, which are recorded as financial investments, at fair value in the Consolidated Balance Sheets. The combined regulatory capital of the clearing members and NASDAQ OMX Nordic Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

Other Capital Contributions by NASDAQ OMX Nordic Clearing

NASDAQ OMX Nordic Clearing maintains a $93 million credit facility which may be utilized in certain situations to satisfy regulatory requirements. As of December 31, 2012, NASDAQ OMX Nordic Clearing committed $9 million of this credit facility to satisfy its regulatory requirements under its default fund structure, none of which was utilized.

Margin Collateral

NASDAQ OMX Nordic Clearing requires all clearing members to provide collateral, which may consist of cash and eligible securities, in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. All collateral is maintained at a third-party custodian bank for the benefit of the clearing members and is immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default. The pledged margin collateral is not recorded in our Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Clearing members’ pledged margin collateral was $6.3 billion as of December 31, 2012 and $5.0 billion as of December 31, 2011.

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

In the first half of 2013, NASDAQ OMX Nordic Clearing will implement a new collateral process. NASDAQ OMX Nordic Clearing will maintain all cash deposits related to margin collateral and will record these cash deposits in default funds and margin deposits in the Consolidated Balance Sheets as both a current asset and a current liability, as NASDAQ OMX Nordic Clearing will assume the risks and rewards of collateral ownership. In addition to cash, clearing members may also contribute eligible pledged assets consisting of highly rated government debt securities that must meet the specific criteria approved by NASDAQ OMX Nordic Clearing and/or an on-demand guarantee. These pledged assets will not be recorded in our Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing will not take legal ownership of these assets as the risks and rewards will remain with the clearing members. Assets pledged will be held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and will be immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default.

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

As mentioned above, NASDAQ OMX Nordic Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. NASDAQ OMX Nordic Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of December 31, 2012.

The market value of derivative contracts outstanding prior to netting was as follows:

December 31, 2012
(in millions)
Commodity forwards and options(1) (2)	$1,116
Fixed-income options and futures(2) (3)	182
Stock options and futures(2) (3)	173
Index options and futures(2) (3)	96

Total	$1,567

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

(3)	We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

The total number of derivative contracts cleared through NASDAQ OMX Nordic Clearing for the year ended December 31, 2012 was as follows:

Number of Cleared Contracts
Commodity forwards and options(1)	879,737
Fixed-income options and futures	32,915,646
Stock options and futures	29,480,517
Index options and futures	42,262,577

Total	105,538,477

(1)	The total volume in cleared power related to commodity contracts was 1,703 Terawatt hours (TWh).

The contract value of resale and repurchase agreements as of December 31, 2012 was $5.5 billion and the total number of contracts cleared for the year ended December 31, 2012 was 3,601,969.

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

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by NASDAQ OMX Nordic Clearing, which totaled $15 million at December 31, 2012;

•

specific market default fund where the loss occurred, either financial or commodities market, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis;

•	senior capital contributed by NASDAQ OMX Nordic Clearing, calculated in accordance with clearinghouse rules to be $23 million at December 31, 2012; and

•	mutualized default fund, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis.

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

Derivative Positions, at Fair Value and Resale and Repurchase Agreements, at Contract Value Prior to March 2012

The new clearing structure, discussed above, significantly changed the nature and extent of the risk of loss to NASDAQ OMX Nordic Clearing in the event of a member default. Since the full risk of loss to NASDAQ OMX Nordic Clearing is now shared amongst clearing members, we no longer record derivative positions or resale and repurchase agreements in the Consolidated Balance Sheets.

Prior to the implementation of member sponsored default funds, NASDAQ OMX Nordic Clearing placed its own funds at risk and was the primary obligor that would bear the ultimate risk of counterparty default. As a result, the fair value of derivative contracts and the contract value of resale and repurchase agreements were reported gross in the Consolidated Balance Sheets as a receivable pertaining to the purchasing party and a payable pertaining to the selling party. Such receivables and payables attributable to outstanding derivative positions and resale and repurchase agreements were netted to the extent that such a legal offset right existed and, at the same time, that it was our intention to settle these items.

Our derivative positions, at fair value in the Consolidated Balance Sheets were $1,566 million at December 31, 2011. The following table presents the fair value of our outstanding derivative positions at December 31, 2011 prior to netting:

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

Our resale and repurchase agreements, at contract value in the Consolidated Balance Sheets were $3,745 million at December 31, 2011. The resale and repurchase agreements were recorded at their contractual amounts plus interest which approximated fair value, as the fair value of these items was not materially sensitive to shifts in market interest rates primarily due to the short-term nature of these instruments. The resale and repurchase agreements generally mature in less than 30 days. For the margin collateral process, see “Margin Collateral” above.

NOS Clearing

In July 2012, we acquired NOS Clearing. NOS Clearing is a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivative market. NOS Clearing acts as the CCP with a clearinghouse license from the Norwegian Ministry of Finance and is under supervision of the Financial Supervisory Authority of Norway.

Through its clearing operations, NOS Clearing is the legal counterparty for, and guarantees the fulfillment of, each contract cleared. These contracts are not used by NOS Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, NOS Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, NOS Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. In accordance with the rules and regulations of NOS Clearing, clearing members’ open positions are aggregated to create a single portfolio for which margin collateral requirements are calculated. As of December 31, 2012, the market value of derivative contracts outstanding, prior to netting, was $32 million. The total number of derivative contracts cleared through NOS Clearing for the year ended December 31, 2012 was 1,778,414.

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

As of December 31, 2012, NOS Clearing committed capital to the default funds in the form of cash totaling $45 million. This committed capital is reflected as restricted cash in the Consolidated Balance Sheets. Clearing members’ pledged default fund contributions and margin collateral totaled $406 million as of December 31, 2012 and is not recorded in our Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty.

U.S. Clearing

Similar to our clearing operations discussed above, NOCC, through riskless principal trading and clearing, is the legal counterparty for each customer position traded and NOCC thereby guarantees the fulfillment of each of their customer’s transactions.

We require market participants at NOCC to meet certain minimum financial standards to mitigate the risk that they become unable to satisfy their obligations and to provide collateral to cover the daily margin call as needed. Customer pledged cash collateral held by NOCC, which was $33 million at December 31, 2012 and $9 million at December 31, 2011, is included in default funds and margin deposits as both a current asset and current liability in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belongs to NOCC. Additionally, NOCC is the beneficiary of letters of credit from banks meeting certain rating standards, which are posted on behalf of market participants in lieu of posting cash collateral. The aggregate amount of letters of credit in which NOCC is the beneficiary was $101 million at December 31, 2012 and $81 million at December 31, 2011.

As of December 31, 2012 and 2011, NASDAQ OMX has contributed $25 million to the NOCC guarantee fund which is recorded in non-current restricted cash in the Consolidated Balance Sheets.

In August 2012, we sold IDCG to LCH. See “2012 Divestiture,” of Note 4, “Acquisitions and Divestitures,” for further discussion. Prior to the sale of IDCG, we required market participants at International Derivatives Clearinghouse, LLC to meet certain minimum financial standards to mitigate the risk that they become unable to satisfy their obligations and to provide collateral to cover the daily margin call as needed. Clearing member cash contributed to IDCG’s guaranty fund was $8 million at December 31, 2011 and is included in default funds and margin deposits as both a current asset and current liability in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belonged to IDCG. As of December 31, 2011, NASDAQ OMX had contributed $72 million to the IDCG guarantee fund which was recorded in non-current restricted cash in the Consolidated Balance Sheets.

17. Leases

We lease office space and equipment under non-cancelable operating leases with third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

As of December 31, 2012, future minimum lease payments under non-cancelable operating leases (net of sublease income) are as follows:

	Gross Lease Commitments	Sublease Income	Net Lease Commitments
	(in millions)
Year ending December 31:
2013	$76	$5	$71
2014	69	5	64
2015	67	3	64
2016	63	3	60
2017	59	1	58
Thereafter	142	10	132

Total future minimum lease payments	$476	$27	$449

Rent expense for operating leases (net of sublease income of $4 million in 2012 and 2011 and $5 million in 2010) was $83 million in 2012, $87 million in 2011 and $78 million in 2010.

18. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 16, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. Financial guarantees issued to us totaled $7 million at December 31, 2012 and $4 million at December 31, 2011. At December 31, 2012, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2011, these facilities totaled $447 million ($206 million in available liquidity and $241 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees of $18 million as of December 31, 2012 and $17 million as of December 31, 2011. These guarantees are primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $5 million as of December 31, 2012 and $6 million at December 31, 2011 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

We also have provided a $25 million guarantee to our wholly-owned subsidiary, NOCC, to cover potential losses in the event of customer defaults, net of any collateral posted against such losses.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for the above guarantees.

Voluntary Accommodation Program

In connection with the initial public offering by Facebook on May 18, 2012, systems issues were experienced at the opening of trading of Facebook shares. Certain of our members may have been disadvantaged by such systems issues, which have subsequently been remedied. We have announced a program for voluntary accommodations to qualifying members of up to $62 million, for which a liability has not been recorded as this program is still subject to approval by the SEC.

Escrow Agreements

In connection with our acquisitions of FTEN, SMARTS, Glide Technologies, and the Index Business of Mergent, Inc., including Indxis, we entered into escrow agreements to secure the payments of post-closing adjustments and to ensure other closing conditions. At December 31, 2012, these escrow agreements provide for future payments of $18 million and are included in other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

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

Litigation

In 2012, we became a party to several legal and regulatory proceedings relating to the Facebook IPO that occurred on May 18, 2012. In our most recent Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, we identified several putative class actions in which we were named as a defendant. All but one of those actions are putative national class actions and have been consolidated into a matter pending in the U.S. District Court for the Southern District of New York, under the caption In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389. Of the 10 prior actions consolidated under this caption, nine were brought by retail investors seeking damages for alleged negligence, while one was brought by professional proprietary trading firms for alleged violations of Rule 10b-5 promulgated under the Securities Exchange Act of 1934, as amended.

An additional putative class action lawsuit, Zack v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC (filed June 26, 2012; re-filed August 7, 2012), alleges negligence and seeks to represent only citizens of the state of New York. Four other lawsuits have been brought by individual investors (filed between June 18, 2012 and October 12, 2012). Those actions also assert claims for negligence, gross negligence, and/or fraud. The Zack action and the individual actions are not consolidated with the putative nationwide class actions, but are being coordinated with them in the Facebook action referenced above.

We also received a demand letter from a member organization, seeking indemnification for alleged losses associated with the Facebook IPO. No complaint has been filed in this matter.

We believe that these lawsuits and the demand are without merit and intend to defend them vigorously. As such, we have not recorded a reserve as it is not probable that a liability has been incurred and the amount of loss cannot be reasonably estimated as of the date of these consolidated financial statements.

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

Tax Audits

We are engaged in ongoing discussions and audits with taxing authorities on various tax matters, the resolutions of which are uncertain. Currently, there are matters that may lead to assessments, some of which may not be resolved for several years. Based on currently available information, we believe we have adequately provided for any assessments that could result from those proceedings where it is more likely than not that we will be assessed. We continuously review our positions as these matters progress.

19. Business Segments

Prior to January 1, 2013, we managed, operated and provided our products and services in three business segments: Market Services, Issuer Services, and Market Technology.

Our Market Services segment consists of our U.S. and European Transaction Services businesses, including Access Services, as well as our Market Data business. These businesses are interrelated because our Market Data business sells and distributes quote and trade information generated by our Transaction Services businesses to market participants and data distributors. Market Services also includes our Broker Services business, which offers technology and customized securities administration solutions to financial participants in the Nordic markets.

Our Issuer Services segment includes our Global Listing Services and Global Index Group businesses. The companies listed on The NASDAQ Stock Market and our Nordic and Baltic exchanges represent a diverse array of industries. This diversity of companies listed on our markets allows us to develop and license NASDAQ OMX branded indexes, associated derivatives, and financial products as part of our Global Index Group. The Global Listing Services business also includes our Corporate Solutions business, which generates revenues through the sale of our shareholder, directors, newswire, and other services.

Our Market Technology business is the world’s leading technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business is also the sales channel for our complete global offering to other marketplaces. Market Technology provides technology solutions for trading, clearing, settlement and information dissemination, and also offers facility management integration, surveillance solutions, and advisory services.

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

The following table presents certain information regarding these operating segments for the years ended December 31, 2012, 2011 and 2010.

	Market Services	Issuer Services	Market Technology	Corporate Items and Eliminations		Consolidated
	(in millions)
2012
Total revenues	$2,560	$375	$184	$—		$3,119
Cost of revenues	(1,456)	—	—	—		(1,456)

Revenues less transaction rebates, brokerage, clearance and exchange fees	1,104	375	184	—		1,663

Depreciation and amortization	82	11	11	—		104
Net interest expense	57	20	10	—		87
Income (loss) before income taxes	520	105	21	(98	)(2)	548
Total assets(1)	7,100	881	330	821		9,132
Purchases of property and equipment	55	18	14	—		87
2011
Total revenues	$2,886	$361	$183	$—		$3,430
Cost of revenues	(1,748)	—	—	—		(1,748)

Revenues less transaction rebates, brokerage, clearance and exchange fees	1,138	361	183	—		1,682

Depreciation and amortization	81	10	15	3		109
Net interest expense	73	24	11	—		108
Income (loss) before income taxes	519	118	19	(83	)(3)	573
Total assets(1)	12,145	707	347	892		14,091
Purchases of property and equipment	58	14	14	2		88
2010
Total revenues	$2,700	$338	$152	$1		$3,191
Cost of revenues	(1,675)	—	—	—		(1,675)

Revenues less transaction rebates, brokerage, clearance and exchange fees	1,025	338	152	1		1,516

Depreciation and amortization	77	17	5	4		103
Net interest expense	63	21	9	—		93
Income (loss) before income taxes	450	119	11	(54	)(4)	526
Total assets(1)	14,331	714	415	747		16,207
Purchases of property and equipment	29	4	7	2		42

(1)

Total assets decreased $5.0 billion at December 31, 2012 as compared to December 31, 2011 primarily due to our new clearing structure which significantly changed the nature and extent of the risk of loss to NASDAQ OMX Nordic Clearing in the event of a member default. As a result, we no longer record derivative positions or resale and repurchase agreements in the Consolidated Balance Sheet. Total assets decreased $2.1 billion at December 31, 2011 as compared to December 31, 2010 primarily due to a decrease in open clearing contracts reflecting decreases in derivative positions, at fair value, partially offset by increases in resale agreements, at contract value within our Market Services segment. The decrease in derivative positions, at fair value reflected significant reductions in price levels within our commodities markets, fewer open positions and decreased volatility within our derivative markets, as well as currency rate fluctuations. The increase in resale agreements, at contract value was primarily due to the mix of contracts outstanding between our clearing members, which allowed us to net or offset less of these contracts against one another at December 31, 2011 compared to December 31, 2010, partially offset by lower volume and currency rate fluctuations.

(2)	The 2012 corporate items and eliminations primarily include:

•	Costs associated with restructuring charges of $44 million. See Note 3, “Restructuring Charges,” for further discussion;

•	Impairment charges related to acquired intangible assets of $28 million. See “Intangible Asset Impairment Charges” of Note 5, “Goodwill and Purchased Intangible Assets,” for further discussion;

•	A loss on sale of business of $14 million. See “2012 Divestiture,” of Note 4, “Acquisitions and Divestitures,” for further discussion;

•	An other-than-temporary impairment charge related to our equity method investment in EMCF of $12 million. See “Equity Method Investments” of Note 6, “Investments,” for further discussion;

•	Special legal expenses of $7 million from the proposed voluntary accommodation program and other expenses related to the systems issues experienced at the time of the Facebook IPO; and

•	Merger and strategic initiative costs of $4 million, partially offset by;

•	Income from open positions of $11 million relating to the operations of the exchange;

(3)	The 2011 corporate items and eliminations primarily include:

•

Merger and strategic initiative costs of $38 million primarily related to costs incurred for advisors, bank commitment fees, legal and other professional services related to our joint proposal to acquire NYSE Euronext, as well as costs related to our acquisition of Glide Technologies in October 2011;

•	Debt extinguishment and refinancing charges of $31 million. See “2.50% Convertible Senior Notes,” and “2011 Credit Facility,” of Note 9, “Debt Obligations,” for further discussion; and

•	An asset impairment charge of $18 million. See “Available-for-Sale Investment Security,” of Note 6, “Investments,” for further discussion.

(4)	The 2010 corporate items and eliminations primarily include:

•

Debt extinguishment and refinancing charges of $40 million, which included the write-off of the remaining unamortized balance of debt issuance costs incurred in conjunction with our senior secured credit facilities in place as of December 31, 2009 of $28 million, costs to terminate our float-to-fixed interest rate swaps previously designated as a cash flow hedge of $9 million and other costs of $3 million; and

•	$11 million related to loss on divestiture of businesses as a result of our decision to close the businesses of both NEURO ($6 million) and Agora-X ($5 million).

For further discussion of our segments’ results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

Geographic Data

The following table presents revenues and property and equipment, net by geographic area for 2012, 2011 and 2010. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

	Total Revenues	Property and Equipment, Net
	(in millions)
2012:
United States	$2,422	$131
All other countries(1)	697	80

Total	$3,119	$211

2011:
United States	$2,699	$125
All other countries(1)	731	68

Total	$3,430	$193

2010:
United States	$2,558	$99
All other countries(1)	633	65

Total	$3,191	$164

(1)	Property and equipment, net for all other countries primarily includes assets held in Sweden.

No single customer accounted for 10.0% or more of our revenues in 2012, 2011 and 2010.

As announced in January 2013, we realigned our reportable segments as a result of changes to the organizational structure of our businesses. See Note 20, “Subsequent Event,” for further discussion.

20. Subsequent Event

Change in Reportable Segments

As announced in January 2013, we realigned our reportable segments as a result of changes to the organizational structure of our businesses.

Software products sold relating to Market Technology and Corporate Solutions, previously part of our Issuer Services segment, became the responsibility of one segment manager and will comprise our new Global Technology Solutions segment. Our Market Data products, previously part of our Market Services segment, and our Global Index Group business, previously part of our Issuer Services segment, became the responsibility of another segment manager and will comprise the new Global Information Services segment. Both segment managers report to our chief executive officer who is also considered our chief operating decision maker for financial reporting purposes.

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2012

(in millions)

	Reserve for Bad Debts
	2012	2011	2010
Balance at beginning of period	$3	$3	$3
Additions:
Charges to income	6	4	5
Recoveries of amounts previously written-off	—	1	1
Deductions:
Charges for which reserves were provided	(4)	(5)	(6)

Balance at end of period	$5	$3	$3

1

Exhibit Index

Exhibit Number

2.1	Binding Offer Letter Agreement, dated as of December 12, 2012 between NASDAQ OMX and Thomson Reuters (Markets) LLC.

3.1	Restated Certificate of Incorporation of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2009).

3.1.1	Certificate of Designation of Series A Convertible Preferred Stock of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1.8 to the Current Report on Form 8-K filed on October 6, 2009).

3.2	By-Laws of NASDAQ OMX (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on February 14, 2013).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on April 30, 2001).

4.2	Indenture, dated as February 26, 2008, between Nasdaq and The Bank of New York (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 3, 2008).

4.3	Form of 2.50% Convertible Senior Note due 2013 (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.4	Registration Rights Agreement, dated February 26, 2008, among The NASDAQ OMX Group, Inc., J.P. Morgan Securities Inc. and Banc of America Securities LLC (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.5	The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.5.1	First Amendment to The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 19, 2009, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 4.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).

4.6	Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.6.1	First Amendment to Registration Rights Agreement, dated as of February 19, 2009, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 4.11.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).

4.7	Indenture, dated as of January 15, 2010, between NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 19, 2010).

4.8	First Supplemental Indenture, dated as of January 15, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

4.9	Second Supplemental Indenture, dated as of December 17, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 21, 2010).

4.10	NASDAQ Stockholders’ Agreement, dated as of December 16, 2010, between The NASDAQ OMX Group, Inc. and Investor AB (incorporated herein by reference to Exhibit 4.12 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).

10.1	Amended and Restated Board Compensation Policy, effective as of May 26, 2011 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed on August 4, 2011).*

10.2	The NASDAQ OMX Group, Inc. 2010 Executive Corporate Incentive Plan, effective as of January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 4, 2010).*

Exhibit Number

10.3	Form of NASDAQ OMX Non-Qualified Stock Option Award Certificate (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).*

10.4	Form of NASDAQ OMX Restricted Unit Award Certificate (employees) (incorporated herein by reference to Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).*

10.5	Form of NASDAQ OMX Restricted Stock Unit Award Certificate (directors) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012).*

10.6	Form of NASDAQ OMX One-Year Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012).*

10.7	Form of NASDAQ OMX Three-Year Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed on August 3, 2012).*

10.8	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.8.1	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.9	The NASDAQ OMX Group, Inc. Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.10	Employment Agreement between NASDAQ OMX and Robert Greifeld, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2012).*

10.10.1	Memorandum of Understanding between NASDAQ OMX and Robert Greifeld, effective as of December 11, 2012.*

10.11	Nonqualified Stock Option Agreement between Nasdaq and Robert Greifeld reflecting December 13, 2006 grant (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.12	Nonqualified Stock Option Agreement between NASDAQ OMX and Robert Greifeld reflecting June 30, 2009 grant (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.13	2011 Performance Share Unit Agreement between NASDAQ OMX and Robert Greifeld (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed on November 4, 2011).*

10.14	Form of Amended and Restated Letter Agreement, effective as of December 31, 2008, between NASDAQ OMX and Certain Executive Officers (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.15	Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.15.1	First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 (incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on March 31, 2003).*

10.15.2	Second Amendment to Employment Agreement between NASDAQ OMX and Edward Knight, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.15.3	Third Amendment to Employment Agreement between NASDAQ OMX and Edward Knight, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 28, 2012).*

Exhibit Number

10.16	Employment Agreement, dated as of June 24, 2008, between OMX AB and Hans-Ole Jochumsen (incorporated herein by reference to Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.17	Credit Agreement, dated as of September 19, 2011, among NASDAQ OMX, Bank of America, N.A., Merrill Lynch, Pierce, Fenner & Smith Incorporated, J.P. Morgan Securities, Inc., Nordea Bank AB (publ.), Merchant Banking, Skandinaviska Enskilda Banken AB (publ.) UBS Securities LLC and Wells Fargo Securities, LLC (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 22, 2011).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 13 to the consolidated financial statements under Part II, Item 9 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Management contract or compensatory plan or arrangement.
**	The following materials from The NASDAQ OMX Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010; (ii) Consolidated Balance Sheets at December 31, 2012 and December 31, 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010; (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2012, 2011 and 2010: (v) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; and (vi) notes to consolidated financial statements.