Form 10-Q
period 2013-03-31
NASDAQ OMX GROUP, INC.
filed 2013-05-07
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $.01 par value per share	165,794,368 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2013

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

* * * * * *

Aces®, BX Venture Market®, Directors Desk®, Dream It. Do It®, EVI®, GlobeNewswire®, INET®, ITCH®, Market Intelligence Desk®, Market Mechanics®, MarketSite®, NASDAQ®, NASDAQ Biotechnology®, NASDAQ Capital Market®, NASDAQ Competitive VWAP®, NASDAQ Composite®, NASDAQ Composite Index®, NASDAQ Computer Index®, NASDAQ-Financial®, NASDAQ-Financial Index®, NASDAQ Financial-100 Index®, NASDAQ Global Market®, NASDAQ Global Select Market®, NASDAQ Industrial Index®, NASDAQ Interact®, NASDAQ Internet Index®, NASDAQ Market Analytix®, NASDAQ Market Center®, NASDAQ Market Forces®, NASDAQ Market Velocity®, NASDAQ MarketSite®, NASDAQ MAX®, NASDAQ National Market®, NASDAQ OMX®, NASDAQ OMX Advantage®, NASDAQ OMX Alpha Indexes®, NASDAQ OMX BX®, NASDAQ OMX Futures Exchange®, NASDAQ OMX Green Economy Index®, NASDAQ OMX Nordic®, NASDAQ Q-50 Index®, NASDAQ Telecommunications Index®, NASDAQ TotalView®, NASDAQ Trade Up®, NASDAQ Trader®, NASDAQ Transportation®, NASDAQ US ALL Market®, NASDAQ Volatility Guard®, NASDAQ Workstation®, NASDAQ Workstation II®, NASDAQ-100®, NASDAQ-100 European®, NASDAQ-100 Index®, NASDAQ-100 Index Tracking Stock®, NDX®, NFX World Currency®, NFX XL®, PHLX®, PORTAL Alliance®, QQQ®, QView®, Shareholder.com®, The NASDAQ OMX Group®, The NASDAQ Stock Market®, The Stock Market for the Next 100 Years®, Trade Up®, and UltraFeed® are registered trademarks of The NASDAQ OMX Group, Inc.

“FINRA®” and “Trade Reporting Facility®” are registered trademarks of the Financial Industry Regulatory Authority, or FINRA.

All other trademarks and servicemarks used herein are the property of their respective owners.

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was filed with the SEC on February 21, 2013.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was filed with the SEC on February 21, 2013. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$591	$497
Restricted cash	83	85
Financial investments, at fair value	218	223
Receivables, net	317	333
Deferred tax assets	46	33
Default funds and margin deposits	229	209
Other current assets	124	112
Total current assets	1,608	1,492
Non-current restricted cash	25	25
Property and equipment, net	215	211
Non-current deferred tax assets	291	294
Goodwill	5,309	5,335
Intangible assets, net	1,619	1,650
Other non-current assets	121	125
Total assets	$9,188	$9,132

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$217	$172
Sections 31 fees payable to SEC	71	97
Accrued personnel costs	59	111
Deferred revenue	250	139
Other current liabilities	116	119
Deferred tax liabilities	35	35
Default funds and margin deposits	229	209
Current portion of debt obligations	137	136
Total current liabilities	1,114	1,018
Debt obligations	1,829	1,840
Non-current deferred tax liabilities	702	713
Non-current deferred revenue	148	156
Other non-current liabilities	192	196
Total liabilities	3,985	3,923

Commitments and contingencies
Equity
NASDAQ OMX stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 213,426,908 at March 31, 2013 and December 31, 2012; shares outstanding: 165,761,597 at March 31, 2013 and 165,605,838 at December 31, 2012	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: 1,600,000 at March 31, 2013 and December 31, 2012; shares outstanding: none at March 31, 2013 and December 31, 2012	-	-
Additional paid-in capital	3,776	3,771
Common stock in treasury, at cost: 47,665,311 shares at March 31, 2013 and 47,821,070 shares at December 31, 2012	(1,059)	(1,058)
Accumulated other comprehensive loss	(218)	(185)
Retained earnings	2,699	2,678
Total NASDAQ OMX stockholders' equity	5,200	5,208
Noncontrolling interests	3	1
Total equity	5,203	5,209
Total liabilities and equity	$9,188	$9,132

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenues:
Market Services	$508	$580
Listing Services	55	56
Information Services	108	102
Technology Solutions	73	66
Total revenues	744	804

Cost of revenues:
Transaction rebates	(242)	(306)
Brokerage, clearance and exchange fees	(84)	(84)
Total cost of revenues	(326)	(390)
Revenues less transaction rebates, brokerage, clearance and exchange fees	418	414

Operating expenses:
Compensation and benefits	117	112
Marketing and advertising	7	6
Depreciation and amortization	27	26
Professional and contract services	29	25
Computer operations and data communications	15	17
Occupancy	22	23
Regulatory	7	9
Merger and strategic initiatives	8	2
Restructuring and other charges	9	9
General, administrative and other	25	14
Voluntary accommodation program	62	-
Total operating expenses	328	243
Operating income	90	171
Interest income	3	2
Interest expense	(24)	(24)
Asset impairment charges	(10)	(12)
Income before income taxes	59	137
Income tax provision	17	53
Net income	42	84
Net loss attributable to noncontrolling interests	-	1
Net income attributable to NASDAQ OMX	$42	$85

Per share information:
Basic earnings per share	$0.26	$0.49
Diluted earnings per share	$0.25	$0.48
Cash dividends declared per common share	$0.13	$-

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2013	2012
Net income	$42	$84
Other comprehensive income (loss):
Net unrealized holding gains on available-for-sale investment securities	1	7

Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	(41)	185
Income tax benefit (expense), net of tax	7	(60)
Total	(34)	125
Total other comprehensive income (loss), net of tax	(33)	132
Comprehensive income	9	216
Comprehensive loss attributable to noncontrolling interests	-	1
Comprehensive income attributable to NASDAQ OMX	$9	$217

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$42	$84
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27	26
Share-based compensation	9	10
Excess tax benefits related to share-based compensation	(2)	(1)
Provision for bad debts	1	2
Deferred income taxes	(23)	(8)
Non-cash restructuring charges	1	4
Asset retirements and impairment charges	10	12
Amortization of debt issuance costs	1	1
Accretion of debt discounts	1	1
Other non-cash items included in net income	(1)	1
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	14	(20)
Other assets	(7)	(23)
Accounts payable and accrued expenses	44	(19)
Section 31 fees payable to SEC	(26)	(37)
Accrued personnel costs	(52)	(80)
Deferred revenue	105	127
Other liabilities	5	28
Net cash provided by operating activities	149	108
Cash flows from investing activities:
Purchases of trading securities	(112)	(18)
Proceeds from sales and redemptions of trading securities	118	97
Purchases of property and equipment	(20)	(16)
Net cash provided by (used in) investing activities	(14)	63
Cash flows from financing activities:
Payments of debt obligations	(11)	(111)
Cash paid for repurchase of common stock	(10)	(50)
Cash dividends	(21)	-
Issuances of common stock, net of treasury stock purchases	5	1
Excess tax benefits related to share-based compensation	2	1
Net cash used in financing activities	(35)	(159)
Effect of exchange rate changes on cash and cash equivalents	(6)	7
Net increase in cash and cash equivalents	94	19
Cash and cash equivalents at beginning of period	497	506
Cash and cash equivalents at end of period	$591	$525
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$37	$38
Income taxes, net of refund	$11	$22

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of March 31, 2013, The NASDAQ Stock Market was home to 2,568 listed companies with a combined market capitalization of approximately $5.6 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, three options markets and a futures market. We also engage in riskless principal trading and clearing of over-the-counter, or OTC, power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of March 31, 2013, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 752 listed companies with a combined market capitalization of approximately $1.1 trillion. We also operate NASDAQ OMX Armenia.

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

As permitted under U.S. GAAP, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in NASDAQ OMX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts and the disclosure of contingent amounts in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

We have evaluated subsequent events through the issuance date of this Quarterly Report on Form 10-Q. See Note 17, “Subsequent Events,” for further discussion.

Changes in Reportable Segments

As announced in January 2013, we realigned our reportable segments as a result of changes to the organizational structure of our businesses. Our reportable segments now consist of Market Services, Listing Services, Information Services and Technology Solutions. See Note 16, “Business Segments,” for further discussion. All prior period segment disclosures have been recast to reflect our change in reportable segments. Certain other prior year amounts have been reclassified to conform to the current year presentation.

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

 In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demands certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. NASDAQ OMX has appealed the ruling by the Finnish Appeals Board to the Finnish Administrative Court. If the Finnish Administrative Court agrees with the Finnish Appeals Board, additional tax and penalties for the years 2008-2012 and for the three months ended March 31, 2013 would total approximately $20 million. We expect the Finnish Administrative Court to agree with our position and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through March 31, 2013, we have recorded the tax benefits associated with the filing position.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation, effective January 1, 2013, limitations are imposed on certain forms of interest expense. Since the new legislation is unclear with regards to our ability to continue to claim such interest deductions, NASDAQ OMX will file an application for an advance tax ruling with the Swedish Tax Council for Advanced Tax Rulings. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings. In the first quarter of 2013, we recorded a tax benefit of $4 million, or $.02 per diluted share, with respect to this issue in the condensed consolidated financial statements. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

3. Restructuring Charges

During the first quarter of 2012, we performed a comprehensive review of our processes, organizations and systems in a company-wide effort to improve performance, cut costs, and reduce spending. Through this initiative, we expect an annualized savings of $60 million in 2013. This restructuring program was completed in the first quarter of 2013.

The following table presents a summary of restructuring charges in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2013	2012

	(in millions)
Severance	$6	$5
Facilities-related	1	-
Asset impairments	1	4
Other	1	-
Total restructuring charges	$9	$9

During the first quarter of 2013, we recognized restructuring charges totaling $9 million, including severance costs of $6 million related to workforce reductions of 31 positions across our organization, $1 million for facilities-related charges, discussed below, $1 million of asset impairments, primarily consisting of fixed assets and capitalized software that have been retired, and $1 million of other charges. During the first quarter of 2012, we recognized restructuring charges totaling $9 million, including severance costs of $5 million related to workforce reductions of 38 positions across our organization and $4 million of asset impairments, primarily related to capitalized software which has been retired.

Restructuring Reserve

Severance

The accrued severance balance totaled $7 million at March 31, 2013 and $8 million at December 31, 2012 and is included in other current liabilities in the Condensed Consolidated Balance Sheets. The majority of the remaining accrued severance balance will be paid during the remaining nine months of 2013. During the first quarter of 2013, $7 million of severance was paid.

Facilities-related

The facilities-related charges of $1 million for the first quarter of 2013 relate to lease rent accruals for facilities we no longer occupy due to facilities consolidation. The lease rent costs included in the facilities-related charges are equal to the future costs associated with the facility, net of estimated proceeds from any future sublease agreements that could be reasonably obtained, based on management’s estimate. We will continue to evaluate these estimates in future periods, and thus, there may be additional charges or reversals relating to these facilities. The facilities-related restructuring reserve will be paid over several years until the leases expire. The facilities-related reserve balance, which totaled $2 million at March 31, 2013 and $3 million at December 31, 2012, is included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

4. Acquisitions

We completed the following acquisitions in 2013 and 2012. Financial results of each transaction are included in our Condensed Consolidated Statements of Income from the dates of each acquisition.

2013 Acquisitions

In March 2013, we formed a joint venture with SharesPost, Inc., or SharesPost, to form The NASDAQ Private Market, or NPM, that is intended to establish the preeminent marketplace for private growth companies. We own a majority interest in NPM, combining NASDAQ OMX’s resources, market and operating expertise with SharesPost’s leading web-based platform. NPM plans to provide improved access to liquidity for early investors, founders and employees while enabling the efficient buying and selling of private company shares. NPM is subject to customary regulatory approvals and is expected to launch later in 2013. NPM is part of our U.S. Listing Services business within our Listing Services segment.

In April 2013, we acquired a  25%  equity interest in The Order Machine, or TOM, a Dutch cash equities and equity derivatives trading venue. See Note 17, “Subsequent Events,” for further discussion.

2012 Acquisitions

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Purchased Intangible Assets	Goodwill

	(in millions)
NOS Clearing(1)	$40	$43	$1	$-
BWise	77	(11)	35	53

(1)       In the third quarter of 2012, we recognized a gain of $4 million on our acquisition of NOS Clearing.

The amounts in the table above for NOS Clearing and BWise Beheer B.V., or BWise, represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values for the above acquisitions during the first quarter of 2013.

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

Acquisition of BWise

In May 2012, we acquired a 72% ownership interest in BWise, a Netherlands-based service provider that offers enterprise governance, risk management and compliance software and services to help companies track, measure and manage key organizational risks for approximately $57 million (47 million Euro) in cash. We have agreed to purchase the remaining 28% ownership interest in BWise in two separate transactions, resulting in 100% ownership by the first half of 2015 for a total purchase price of approximately $77 million (62 million Euro). We acquired net liabilities of $2 million and recorded a current deferred tax liability of $1 million and a non-current deferred tax liability of $8 million related to purchased intangible assets, resulting in total net liabilities acquired of $11 million. The total deferred tax liabilities of $9 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($35 million) and the tax basis ($0) of such assets. The estimated amount of $9 million was determined by multiplying the difference of $35 million by BWise’s effective tax rate of 25%. The purchased intangible assets of $35 million consisted of $23 million in customer relationships, $7 million in technology and $5 million for the BWise trade name. BWise is part of our Market Technology business within our Technology Solutions segment.

Acquisition of the Index Business of Mergent, Inc., including Indxis

In December 2012, we acquired the index business of Mergent, Inc., including Indxis, for approximately $15 million in cash. The $5 million in intangible assets, $9 million in goodwill and $1 million in net assets resulting from this acquisition are included in our Index Licensing and Services business within our Information Services segment.

Pro Forma Results and Acquisition-related Costs

Pro forma financial results for the acquisitions completed in 2013 and 2012 have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.

Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

2013 Proposed Acquisitions

Agreement to Acquire eSpeed for Trading of U.S. Treasuries

In April 2013, we announced an agreement with BGC Partners, Inc. and certain of its affiliates, or BGC, to acquire certain assets and assume certain liabilities, including 100% of the equity interest in eSpeed Technology Services, L.P., eSpeed Technology Services Holdings, LLC, Kleos Managed Services, L.P. and Kleos Managed Services Holdings, LLC; the eSpeed brand name; various assets comprising the fully electronic portion of BGC’s benchmark on-the-run U.S. Treasury brokerage and market data and co-location service businesses, or eSpeed. See Note 17, “Subsequent Events,” for further discussion.

Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters

In December 2012, we announced an agreement with Thomson Reuters to acquire its Investor Relations, Public Relations and Multimedia Solutions businesses for $390 million.  We expect to finance the purchase price through the use of cash on hand or utilization of our credit facility. Upon closing, we intend to integrate these complementary businesses into our Corporate Solutions business within our Technology Solutions segment. The proposed transaction is expected to close in the second quarter of 2013.

5. Goodwill and Purchased Intangible Assets

Goodwill

In connection with the change in reportable segments discussed in Note 16, “Business Segments,” we reallocated the goodwill that existed as of December 31, 2012 to our new reporting units on a relative fair value basis.

The following table presents the changes in goodwill by business segment during the three months ended March 31, 2013:

	Market Services	Listing Services	Information Services	Technology Solutions	Total

	(in millions)
Balance at December 31, 2012	$2,955	$136	$1,964	$280	$5,335
Foreign currency translation adjustment	(14)	(1)	(8)	(3)	(26)
Balance at March 31, 2013	$2,941	$135	$1,956	$277	$5,309

As of March 31, 2013, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $86 million.

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We perform an annual goodwill impairment test during the fourth quarter of our fiscal year using carrying amounts as of October 1. Should certain events or indicators of impairment occur between annual impairment tests, we will perform the impairment test as those events or indicators occur. We assess goodwill impairment at the reporting unit level.

During the first quarter of 2013, we performed a goodwill impairment assessment as a result of our change in reportable segments. For purposes of performing the impairment test for goodwill, our six reporting units are the Market Services segment, the Listing Services segment, the two businesses comprising the Information Services segment: Market Data Products and Index Licensing and Services, and the two businesses comprising the Technology Solutions segment: Corporate Solutions and Market Technology. We allocated goodwill to each reporting unit based on its relative fair value. We then compared the fair value of the reporting units to the reporting units’ carrying amount and determined that goodwill was not impaired since the fair values of each of the reporting units exceeded their carrying amounts. However, events such as economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	March 31, 2013				December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)

	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$25	$(10)	$15	6	$26	$(10)	$16	5
Customer relationships	864	(250)	614	21	871	(238)	633	21
Other	6	(2)	4	8	6	(2)	4	8
Foreign currency translation adjustment	(1)	-	(1)		6	(1)	5
Total finite-lived intangible assets	$894	$(262)	$632		$909	$(251)	$658

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$-	$790		$790	$-	$790
Trade names	183	-	183		185	-	185
Licenses	51	-	51		51	-	51
Foreign currency translation adjustment	(37)	-	(37)		(34)	-	(34)
Total indefinite-lived intangible assets	$987	$-	$987		$992	$-	$992
Total intangible assets	$1,881	$(262)	$1,619		$1,901	$(251)	$1,650

Amortization expense for purchased finite-lived intangible assets was $13 million for both the three months ended March 31, 2013 and March 31, 2012.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustment) of purchased finite-lived intangible assets as of March 31, 2013 is as follows:

(in millions)
2013(1)	$38
2014	48
2015	47
2016	46
2017	43
2018 and thereafter	411
Total	$633

(1)               Represents the estimated amortization to be recognized for the remaining nine months of 2013.

Intangible Asset Impairment Charges

In the first quarter of 2013, we recorded non-cash intangible asset impairment charges totaling $10 million related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million). These impairments resulted primarily from changes in the forecasted revenues associated with the acquired customer list of FTEN, Inc., or FTEN. The fair value of customer relationships was determined using the income approach, specifically the multi-period excess earnings method. The fair value of the trade name was determined using the income approach, specifically the relief from royalty method. These charges are recorded in asset impairment charges in the Condensed Consolidated Statements of Income. These impairment charges related to our Market Services segment. However, for segment reporting purposes, these charges were allocated to corporate items based on the decision that these charges should not be used to evaluate the segment’s operating performance.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $195 million as of March 31, 2013 and $201 million as of December 31, 2012. These securities are primarily comprised of

Swedish government debt securities, of which $141 million as of March 31, 2013 and $134 million as of December 31, 2012, are restricted assets to meet regulatory capital requirements primarily for our clearing operations at NASDAQ OMX Nordic Clearing.

Available-for-Sale Investment Security

Investment in DFM

Our available-for-sale investment security, which is included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, represents our 1% investment in Dubai Financial Market PJSC, or DFM. The adjusted cost basis of this security was $18 million as of March 31, 2013 and December 31, 2012. The fair value of this investment was $23 million as of March 31, 2013 and $22 million as of December 31, 2012. The gross change between the adjusted cost basis and fair value as of March 31, 2013 of $5 million is reflected as an unrealized holding gain in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.

Equity Method Investments

The carrying amounts of our equity method investments totaled  $13 million as of March 31, 2013 and December 31, 2012 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. Our equity method investments consisted primarily of our equity interest in European Multilateral Clearing Facility N.V., or EMCF. In March 2013, we signed a memorandum of understanding to become equal shareholders in a new combined clearinghouse to be called EuroCCP. EuroCCP is expected to combine the risk management and customer service organization of EuroCCP with the technology and operations infrastructure of EMCF. Our ownership interest will be 25%. This transaction is expected to close before the end of the year.

Income recognized from our equity interest in the earnings and losses of these equity method investments was immaterial for both the three months ended March 31, 2013 and 2012.

In the first quarter of 2012, we recorded a non-cash, other-than-temporary impairment charge on our equity investment in EMCF of $12 million due to a decline in operations at EMCF during the three months ended March 31, 2012. This loss is included in asset impairment charges in the Condensed Consolidated Statements of Income for the three months ended March 31, 2012.

Cost Method Investments

The carrying amount of our cost method investment totaled  $37 million as of March 31, 2013 and December 31, 2012 and is included in other non-current assets in the Condensed Consolidated Balance Sheets. Our cost method investment represents our 3.7% pro forma ownership interest in LCH Clearnet Group Limited, or LCH. We account for this investment as a cost method investment as we do not control and do not exercise significant influence over LCH and there is no readily determinable fair value of LCH’s shares since they are not publicly traded. In March 2013, LCH announced a capital raise in order to meet increased regulatory capital requirements. We have indicated our intent to participate in the capital raise and increase our ownership percentage to 5% for a combined total of 21 million Euro in cash. We expect to complete this transaction in the second quarter of 2013.

7. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At March 31, 2013, we estimate that our deferred revenue, which is primarily related to Listing Services and Market Technology revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues(2)	Total

	(in millions)
Fiscal year ended:
2013(1)	$8	$28	$137	$58	$231
2014	9	26	1	34	70
2015	8	15	-	23	46
2016	5	7	-	21	33
2017	3	-	-	11	14
2018 and thereafter	1	-	-	3	4
	$34	$76	$138	$150	$398

(1)       Represents deferred revenue that is anticipated to be recognized over the remaining nine months of 2013.

(2)       The timing of recognition of our deferred Market Technology revenues is dependent upon the completion of customization and any significant modifications made pursuant to existing contracts. As such, as it relates to these revenues, the timing represents our best estimate.

The changes in our deferred revenue during the three months ended March 31, 2013 and 2012 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues(2)	Total

	(in millions)
Balance at January 1, 2013	$36	$78	$32	$149	$295
Additions(1)	2	8	168	16	194
Amortization(1)	(4)	(10)	(55)	(20)	(89)
Translation adjustment	-	-	(7)	5	(2)
Balance at March 31, 2013	$34	$76	$138	$150	$398

Balance at January 1, 2012	$39	$86	$25	$128	$278
Additions(1)	3	2	165	47	217
Amortization(1)	(4)	(10)	(52)	(24)	(90)
Translation adjustment	-	-	-	5	5
Balance at March 31, 2012	$38	$78	$138	$156	$410

(1)    The additions and amortization for initial listing revenues, listing of additional shares revenues and annual renewal and other revenues primarily reflect revenues from our U.S. listing services business.

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

8. Debt Obligations

The following table presents the changes in the carrying amount of our debt obligations during the three months ended March 31, 2013:

	December 31, 2012	Additions	Payments, Conversions, Accretion and Other	March 31, 2013

	(in millions)
2.50% convertible senior notes due August 15, 2013(1)	$91	$-	$1	$92
4.00% senior unsecured notes due January 15, 2015 (net of discount)(2)	399	-	-	399
5.55% senior unsecured notes due January 15, 2020 (net of discount)(2)	598	-	-	598
5.25% senior unsecured notes due January 16, 2018 (net of discount)(2)	368	-	-	368
$1.2 billion senior unsecured five-year credit facility(3):
$450 million senior unsecured term loan facility credit agreement due September 19, 2016 (average interest rate of 1.58% for the period January 1, 2013 through March 31, 2013)	394	-	(11)	383
$750 million revolving credit commitment due September 19, 2016 (average interest rate of 1.38% for the period January 1, 2013 through March 31, 2013)	126	-	-	126
Total debt obligations	1,976	-	(10)	1,966
Less current portion	(136)	-	(1)	(137)
Total long-term debt obligations	$1,840	$-	$(11)	$1,829

(1)     See “2.50% Convertible Senior Notes” below for further discussion.

(2)     See “Senior Unsecured Notes” below for further discussion.

(3)     See “2011 Credit Facility” below for further discussion.

2.50% Convertible Senior Notes

During the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due August 15, 2013, or the 2013 Convertible Notes. The interest rate on the notes is 2.50% per annum payable semiannually in arrears on February 15 and August 15.

The 2013 Convertible Notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate as of March 31, 2013, subject to adjustment due to certain events including the payment of cash dividends, is 18.5249 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $53.98 per share of common stock. As of March 31, 2013, the remaining aggregate principal amount outstanding of the 2013 Convertible Notes was convertible into 1,722,508 shares of our common stock. The conversion rate as of December 31, 2012, subject to adjustment in certain events, was 18.4504 shares of common stock per $1,000 principal amount of notes, which was equivalent to a conversion price of approximately $54.20 per share of common stock. As of December 31, 2012, the remaining aggregate principal amount outstanding of the 2013 Convertible Notes was convertible into 1,715,517 shares of our common stock. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

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

The changes in the liability and equity components of the 2013 Convertible Notes during the three months ended March 31, 2013 are as follows:

	Liability Component			Equity Component
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component

	(in millions)
December 31, 2012	$93	$2	$91	$71	$32	$39
Accretion of debt discount	-	(1)	1	-	-	-
March 31, 2013	$93	$1	$92	$71	$32	$39

The unamortized debt discount on the 2013 Convertible Notes was $1 million as of March 31, 2013 and $2 million as of December 31, 2012 and is included in debt obligations in the Condensed Consolidated Balance Sheets. The remaining amount of $1 million will be accreted as part of interest expense through August 15, 2013, the maturity date of the convertible debt. The effective annual interest rate on the 2013 Convertible Notes was 6.53% for both the three months ended March 31, 2013 and 2012, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

The equity component of the convertible debt is included in additional paid-in capital in the Condensed Consolidated Balance Sheets and was $39 million at March 31, 2013 and December 31, 2012.

Interest Expense

Interest expense recognized on the 2013 Convertible Notes in the Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012 is as follows:

	Three Months Ended March 31,
	2013	2012

	(in millions)
Components of interest expense recognized on the 2013 Convertible Notes
Accretion of debt discount	$1	$1
Contractual interest	1	1
Total interest expense recognized on the 2013 Convertible Notes	$2	$2

Senior Unsecured Notes

4.00% and 5.55% Senior Unsecured Notes

In January 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes. The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of March 31, 2013, the balance of $399 million for the 2015 Notes and the balance of $598 million for the 2020 Notes reflect the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $8 million in connection with the issuance of the Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended March 31, 2013 and 2012.

5.25% Senior Unsecured Notes

In December 2010, NASDAQ OMX issued $370 million of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes. The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of March 31, 2013, the balance of $368 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

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

Credit Facilities

2011 Credit Facility

In September 2011, NASDAQ OMX entered into a $1.2 billion senior unsecured five-year credit facility which matures on September 19, 2016, or the 2011 Credit Facility. The 2011 Credit Facility consists of a $450 million funded term loan, or the 2016 Term Loan, and a $750 million revolving credit commitment (including a swingline facility and letter of credit facility). NASDAQ OMX applied the $450 million in proceeds from the 2016 Term Loan to repay in full the remaining $450 million principal amount outstanding on our former credit facility.

In October 2011, we borrowed $250 million under the revolving credit commitment portion of the 2011 Credit Facility in order to partially fund a tender offer on our 2013 Convertible Notes. As of March 31, 2013, availability under the revolving credit commitment was $624 million.

The loans under the 2011 Credit Facility have a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the Federal Funds Rate, plus an applicable margin that varies with NASDAQ OMX’s debt rating.

Under the 2011 Credit Facility, we are required to pay quarterly principal payments equal to 2.50% of the original aggregate principal amount borrowed under the 2016 Term Loan. In the first three months of 2013, we made a required quarterly principal payment of $11 million on our 2016 Term Loan.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the entry into the 2011 Credit Facility. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the 2011 Credit Facility. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended March 31, 2013 and 2012.

Other Credit Facilities

In addition to the revolving credit commitment under our 2011 Credit Facility discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At March 31, 2013, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $308 million ($216 million in available liquidity and $92 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2012, these facilities totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

Debt Covenants

At March 31, 2013, we were in compliance with the covenants of all of our debt obligations.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs from the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2013	2012

	(in millions)
Components of net periodic benefit cost
Interest cost	$1	$1
Expected return on plan assets	(1)	(1)
Recognized net actuarial loss	1	1
Net periodic benefit cost	$1	$1

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $5 million for the three months ended March 31, 2013 and $3 million for the three months ended March 31, 2012.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended March 31, 2013 and March 31, 2012.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for the three months ended March 31, 2013 and immaterial for the three months ended March 31, 2012.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 3.3 million shares of our common stock have been reserved for future issuance as of March 31, 2013.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated

Statements of Income and was $1 million for the three months ended March 31, 2013 and immaterial for the three months ended March 31, 2012.

10. Share-Based Compensation

We have a share-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. Share-based awards, or equity awards, granted under this program include stock options, restricted stock (consisting of restricted stock units), and performance share units, or PSUs. Grants of equity awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock.

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

We also have a performance-based long-term incentive program for our chief executive officer, executive vice presidents and senior vice presidents that focuses on total shareholder return, or TSR. This program represents 100% of our chief executive officer’s and executive vice presidents’ long-term stock-based compensation and 50% of our senior vice presidents’ long-term stock-based compensation. Under the program, each individual receives PSUs with a three-year cumulative performance period. Performance will be determined by comparing NASDAQ OMX’s TSR to two peer groups, each weighted 50%. The first peer group consists of  exchange companies, and the second peer group consists of all companies in the Standard & Poor 500 Index. NASDAQ OMX’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0% and 200% of the number of PSUs granted and will be determined by NASDAQ OMX’s overall performance against both peer groups. However, if NASDAQ OMX’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the TSR program using the Monte Carlo simulation model, as these awards contain a market condition.

Common Shares Available Under Our Equity Plan

As of March 31, 2013, we had approximately 4.1 million shares of common stock authorized for future issuance under our Equity Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three months ended March 31, 2013 and 2012 in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2013	2012

	(in millions)
Share-based compensation expense before income taxes	$9	$10
Income tax benefit	(4)	(4)
Share-based compensation expense after income taxes	$5	$6

We estimated the fair value of stock option awards using the Black-Scholes valuation model. No stock option awards were granted during the three months ended March 31, 2013 or 2012.

Summary of Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2013 is as follows:

	Number of Stock Options(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

			(in years)	(in millions)
Outstanding at January 1, 2013	7,545,777	$21.10	5.0	$45
Exercised	377,425	14.68
Forfeited or expired	42,604	23.77
Outstanding at March 31, 2013	7,125,748	$21.41	4.8	$83
Exercisable at March 31, 2013	4,902,865	$20.93	3.7	$62

(1)      No stock option awards were granted during the three months ended March 31, 2013.

We received net cash proceeds of $6 million from the exercise of 377,425 stock options for the three months ended March 31, 2013 and received net cash proceeds of $1 million from the exercise of 100,299 stock options for the three months ended March 31, 2012. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on March 28, 2013 of $32.30 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $32.30 as of March 28, 2013, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of March 31, 2013 was 3.6 million.

As of March 31, 2012,  5.7 million outstanding stock options were exercisable and the weighted-average exercise price was $15.10.

Total fair value of stock options vested was immaterial for both the three months ended March 31, 2013 and 2012. The total pre-tax intrinsic value of stock options exercised was $6 million for the three months ended March 31, 2013 and $1 million for the three months ended March 31, 2012.

At March 31, 2013, $4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.0 years.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the three months ended March 31, 2013:

	Restricted Stock		PSUs
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2013	3,204,188	$23.20	1,879,799	$23.14
Granted	114,290	29.44	28,028	23.44
Vested	(90,882)	24.34	(88,998)	19.75
Forfeited	(75,267)	24.02	(36,562)	23.08
Unvested balances at March 31, 2013	3,152,329	$23.38	1,782,267	$23.32

At March 31, 2013, $57  million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of  1.6 years.

11. NASDAQ OMX Stockholders’ Equity

Common Stock

At March 31, 2013, 300,000,000 shares of our common stock were authorized, 213,426,908 shares were issued and 165,761,597 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of NASDAQ OMX common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of NASDAQ OMX common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 47,665,311 shares of common stock in treasury as of March 31, 2013 and 47,821,070 shares as of December 31, 2012.

Share Repurchase Program

In the third quarter of 2012, our board of directors authorized the repurchase of up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases are funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time. In April 2013, we announced that the share repurchase program is temporarily suspended.

During the first three months of 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of March 31, 2013, the remaining amount authorized for share repurchases under the program was $215 million.

Other Repurchases of Common Stock

During the three months ended March 31, 2013, we repurchased 80,912 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At March 31, 2013 and December 31, 2012, 1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

Cash Dividends on Common Stock

During the three months ended March 31, 2013, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)
January 31, 2013	$0.13	March 14, 2013	$21	March 28, 2013

(1)      This amount was recorded in retained earnings in the Condensed Consolidated Balance Sheets at March 31, 2013.

In April 2013, pursuant to delegated authority, the finance committee of the board of directors declared a regular quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend is payable on June 28, 2013 to shareholders of record at the close of business on June 14, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013	2012

	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$42	$85
Denominator:
Weighted-average common shares outstanding for basic earnings per share	165,703,279	172,958,012
Weighted-average effect of dilutive securities:
Employee equity awards	3,958,437	4,517,573
3.75% convertible notes(1)	-	34,482
Weighted-average common shares outstanding for diluted earnings per share	169,661,716	177,510,067
Basic and diluted earnings per share:
Basic earnings per share	$0.26	$0.49
Diluted earnings per share	$0.25	$0.48

(1)      In June 2012, the remaining $0.5 million of our 3.75% convertible notes outstanding was converted into 34,482 shares of common stock in accordance with the terms of the notes.

Stock options to purchase 7,125,748 shares of common stock and 4,934,596 shares of restricted stock and PSUs were outstanding at March 31, 2013. For the three months ended March 31, 2013, we included 5,855,220 of the outstanding stock options and 4,816,000 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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

The 3.75% convertible notes were accounted for under the if-converted method, as we previously have settled the convertible notes in shares of our common stock. For the three months ended March 31, 2012, all of the shares underlying the outstanding 3.75% convertible notes were included in the computation of diluted earnings per share on a weighted-average basis, as their inclusion was dilutive.

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the three months ended March 31, 2013 and 2012, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$218	$218	$-	$-
Default fund investments(2)	191	73	118	-
Total	$409	$291	$118	$-

	December 31, 2012
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$223	$223	$-	$-
Default fund investments(2)	175	175	-	-
Total	$398	$398	$-	$-

(1)    Primarily comprised of trading securities, mainly Swedish government debt securities, of $195 million as of March 31, 2013 and $201 million as of December 31, 2012. Of these securities, $141 million as of March 31, 2013 and $134 million as of December 31, 2012 are restricted assets to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. This balance also includes our available-for-sale investment security in DFM valued at $23 million as of March 31, 2013 and $22 million as of December 31, 2012. See Note 6, “Investments,” for further discussion of our trading investment securities and available-for-sale investment security.

(2)    Default fund investments include cash contributions invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. As of March 31, 2013, $118 million of cash contributions have been invested in reverse repurchase agreements and $73 million of cash contributions have been invested in highly rated government debt securities. As of December 31, 2012, $175 million of cash contributions were invested in highly rated government debt securities. See Note 14, “Clearing Operations,” for further discussion of default fund contributions.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $2.1 billion at both March 31, 2013 and December 31, 2012. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt are categorized as level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

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

NASDAQ OMX Nordic Clearing maintains three member sponsored default funds: one related to financial markets, one related to commodities markets, and a mutualized fund. Under this structure, NASDAQ OMX Nordic Clearing and its clearing members must contribute to the total regulatory capital related to the clearing operations of NASDAQ OMX Nordic Clearing. This structure applies an initial separation of default fund contributions for the financial and commodities markets in order to create a buffer for each market’s counterparty risks. Simultaneously, a mutualized default fund provides capital efficiencies to NASDAQ OMX Nordic Clearing with regard to total regulatory capital required. See “Default Fund Contributions” below for further discussion of NASDAQ OMX Nordic Clearing’s default fund. Power of assessment and a liability waterfall have also been implemented. See “Power of Assessment” and “Liability Waterfall” below for further discussion. These requirements ensure the alignment of risk between NASDAQ OMX Nordic Clearing and its clearing members.

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in both the financial and commodities markets, contributions must be made to both markets’ default funds. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by NASDAQ OMX Nordic Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Pursuant to clearing member agreements, we pay interest on cash deposits to clearing members. Assets pledged are held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default.

As of March 31, 2013, clearing member default fund contributions were as follows:

	March 31, 2013
	Cash Contributions(1)	Non-Cash Contributions	Total Contributions

	(in millions)
Default fund contributions	$191	$38	$229

(1)       As of March 31, 2013, in accordance with its investment policy, NASDAQ OMX Nordic Clearing has invested cash contributions of $118 million in reverse repurchase agreements and $73 million in highly rated government debt securities.

In addition to clearing members’ required contributions to the default funds, NASDAQ OMX Nordic Clearing is also required to contribute capital to the default funds and overall regulatory capital as specified under its clearinghouse rules. As of March 31, 2013, NASDAQ OMX Nordic Clearing committed capital totaling $121 million to the member sponsored default funds and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and NASDAQ OMX Nordic Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

Other Capital Contributions by NASDAQ OMX Nordic Clearing

NASDAQ OMX Nordic Clearing maintains a $92 million credit facility which may be utilized in certain situations to satisfy regulatory requirements. As of March 31, 2013, NASDAQ OMX Nordic Clearing committed $11 million of this credit facility to satisfy its regulatory requirements under its default fund structure, none of which was utilized.

Margin Collateral

NASDAQ OMX Nordic Clearing requires all clearing members to provide collateral, which may consist of cash and eligible securities, in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. All collateral is maintained at a third-party custodian bank for the benefit of the clearing members and is immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default. The pledged margin collateral is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Clearing members’ pledged margin collateral was $6.0 billion as of March 31, 2013 and $6.3 billion as of December 31, 2012.

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

In April 2013, NASDAQ OMX Nordic Clearing implemented a new collateral process. NASDAQ OMX Nordic Clearing will maintain all cash deposits related to margin collateral and will record these cash deposits in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability, as NASDAQ OMX Nordic Clearing will assume the risks and rewards of collateral ownership. The collateral procedures related to eligible pledged assets remain the same.

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

As mentioned above, NASDAQ OMX Nordic Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. NASDAQ OMX Nordic Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of March 31, 2013.

The market value of derivative contracts outstanding prior to netting was as follows:

March 31, 2013
(in millions)
Commodity forwards and options(1)(2)	$784
Fixed-income options and futures(2)(3)	353
Stock options and futures(2)(3)	180
Index options and futures(2)(3)	131
Total	$1,448

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

(3)    We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

The total number of derivative contracts cleared through NASDAQ OMX Nordic Clearing for the three months ended March 31, 2013 and 2012 was as follows:

	March 31, 2013	March 31, 2012
Commodity forwards and options(1)	236,276	294,614
Fixed-income options and futures	8,827,632	10,851,785
Stock options and futures	8,487,497	8,354,235
Index options and futures	10,330,791	11,186,985
Total	27,882,196	30,687,619

(1)    The total volume in cleared power related to commodity contracts was 460 Terawatt hours (TWh) for the three months ended March 31, 2013 and 521 TWh for the three months ended March 31, 2012.

The outstanding contract value of resale and repurchase agreements was $4.7 billion as of  March 31, 2013 and $4.4 billion as of March 31, 2012. The total number of contracts cleared for the three months ended March 31, 2013 was 1,190,292 and for the three months ended March 31, 2012 was 865,359.

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

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•    junior capital contributed by NASDAQ OMX Nordic Clearing, which totaled $15 million at March 31, 2013;

•    a  loss sharing pool related only to the financial market that is contributed by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•    specific market default fund where the loss occurred, either financial or commodities market, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis;

•    senior capital contributed by NASDAQ OMX Nordic Clearing, calculated in accordance with clearinghouse rules to be $23 million at March 31, 2013; and

•    mutualized default fund, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis.

If additional funds are needed after utilization of the mutualized default fund, then NASDAQ OMX Nordic Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.

NOS Clearing

NOS Clearing is a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivative market. NOS Clearing acts as a CCP with a clearinghouse license from the Norwegian Ministry of Finance and is under supervision of the Financial Supervisory Authority of Norway.

Through its clearing operations, NOS Clearing is the legal counterparty for, and guarantees the fulfillment of, each contract cleared. These contracts are not used by NOS Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, NOS Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, NOS Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. In accordance with the rules and regulations of NOS Clearing, clearing members’ open positions are aggregated to create a single portfolio for which margin collateral requirements are calculated. As of March 31, 2013, the market value of derivative contracts outstanding, prior to netting, was $22 million. The total number of derivative contracts cleared through NOS Clearing for the three months ended March 31, 2013 was 605,090.

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

As of March 31, 2013, NOS Clearing committed capital to the default funds in the form of cash totaling $42 million. This committed capital is reflected as restricted cash in the Condensed Consolidated Balance Sheets. Clearing members’ pledged default fund contributions and margin collateral totaled $399 million as of March 31, 2013 and is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty.

U.S. Clearing

Similar to our clearing operations discussed above, NASDAQ OMX Commodities Clearing Company, or NOCC, through riskless principal trading and clearing, is the legal counterparty for each customer position traded and NOCC thereby guarantees the fulfillment of each of its customer’s transactions.

We require market participants at NOCC to meet certain minimum financial standards to mitigate the risk that they become unable to satisfy their obligations and to provide collateral to cover the daily margin call as needed. Customer pledged cash collateral held by NOCC, which was $38 million at March 31, 2013 and $33 million at December 31, 2012, is included in default funds and margin deposits as both a current asset and current liability in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to NOCC. Additionally, NOCC is the beneficiary of letters of credit from banks meeting certain rating standards, which are posted on behalf of market participants in lieu of posting cash collateral. The aggregate amount of letters of credit for which NOCC is the beneficiary was $84 million at March 31, 2013 and $101 million at December 31, 2012.

As of March 31, 2013 and December 31, 2012, NASDAQ OMX has contributed $25 million to the NOCC guarantee fund which is recorded in non-current restricted cash in the Condensed Consolidated Balance Sheets.

15. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. Financial guarantees issued to us totaled $13 million at March 31, 2013 and $7 million at December 31, 2012. At March 31, 2013, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $308 million ($216 million in available liquidity and $92 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2012, these facilities totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees of $18 million as of March 31, 2013 and December 31, 2012. These guarantees are primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $5 million as of March 31, 2013 and December 31, 2012 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

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

Voluntary Accommodation Program

In connection with the initial public offering by Facebook on May 18, 2012, systems issues were experienced at the opening of trading of Facebook shares. We have announced a one-time program for voluntary accommodations to qualifying members of up to $62 million, for which a liability has been recorded as this program was approved by the SEC in March 2013. This program expands the pool available for qualified losses arising directly from the system issues.

Escrow Agreements

In connection with our acquisitions of FTEN, SMARTS Group Holdings Pty Ltd, or SMARTS, Glide Technologies, and the Index Business of Mergent, Inc., including Indxis, we entered into escrow agreements to secure the payments of post-closing adjustments and to ensure other closing conditions. At March 31, 2013, these escrow agreements provide for future payments of $18 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

Litigation

In 2012, we became a party to several legal and regulatory proceedings relating to the Facebook IPO that occurred on May 18, 2012.  In our Annual Report on Form 10-K for the year ended December 31, 2012, we identified the consolidated matter pending in the United States District Court for the Southern District of New York, captioned In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389, in which we are named as a defendant.

We also identified a statewide class action, Zack v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, and four other lawsuits brought by individual investors between June 18, 2012 and October 5, 2012.  Like these actions, a fifth lawsuit commenced on February 4, 2013 by an individual investor, captioned Womac v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, Civil Action No. 13-1999, which alleges negligence in connection with the Facebook IPO.  These actions are being coordinated with the consolidated case referenced above in the United States District Court for the Southern District of New York.

In addition, on March 15, 2013, we received a demand for arbitration from a member organization, seeking indemnification for alleged losses associated with the Facebook IPO.

We believe that these lawsuits and the arbitration demand are without merit and intend to defend them vigorously.

As previously disclosed, the staff of the SEC’s Division of Enforcement is conducting an investigation relating to the systems issues experienced with the Facebook IPO. Although the Commission has not reached a final conclusion, NASDAQ OMX may pay $10 million in connection with the potential resolution of this matter and has recorded a reserve for this amount as of March 31, 2013.

Except as disclosed above, we are not currently a party to any litigation or proceeding that we believe could have a material adverse effect on our business, condensed consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Tax Audits

We are engaged in ongoing discussions and audits with taxing authorities on various tax matters, the resolutions of which are uncertain. Currently, there are matters that may lead to assessments, some of which may not be resolved for several years. Based on currently available information, we believe we have adequately provided for any assessments that could result from those proceedings where it is more likely than not that we will be assessed. We review our positions on these matters as they progress.

16. Business Segments

Prior to January 1, 2013, we managed, operated and provided our products and services in three business segments: Market Services, Issuer Services and Market Technology. As announced in January 2013, we realigned our reportable segments as a result of changes to the organizational structure of our businesses.

Beginning on January 1, 2013, we manage, operate and provide our products and services in four business segments: Market Services, Listing Services, Information Services and Technology Solutions. All prior period segment disclosures have been recast to reflect our change in reportable segments. Certain other prior year amounts have been reclassified to conform to the current year presentation.

Our Market Services segment consists of our U.S. and European cash equity and derivative trading and clearing businesses and our Access and Broker Services business.

Our Listing Services segment consists of our U.S. and European listing businesses, which provide services for companies listed on The NASDAQ Stock Market and our Nordic and Baltic exchanges.

Our Information Services segment includes our Market Data Products and Index Licensing and Services businesses. Our Market Data Products business sells and distributes quote and trade information to market participants and data distributers. Our Index Licensing and Services business develops and licenses NASDAQ OMX branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients.

Our Technology Solutions segment includes our Market Technology and Corporate Solutions businesses. Our Market Technology business is the world’s leading technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business is also the sales channel for our complete global offering to other marketplaces. Market Technology provides technology solutions for trading, clearing, settlement and information dissemination, and also offers facility management integration, surveillance solutions, and advisory services. Our Corporate Solutions business generates revenues through the sale of our shareholder, directors, newswire, and other services.

Our management allocates resources, assesses performance and manages these businesses as four separate segments. We evaluate the performance of our segments based on several factors, of which the primary financial measure is operating income. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance. These amounts include, but are not limited to, amounts related to our voluntary accommodation program, expense related to an SEC matter, restructuring actions, mergers and strategic initiatives, long-term asset impairment, and financing activities. See below for further discussion.

The following table presents certain information regarding these operating segments for the three months ended March 31, 2013 and 2012.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations(1)	Consolidated

	(in millions)
Three Months Ended March 31, 2013
Total revenues	$508	$55	$108	$73	$-	$744
Cost of revenues	(326)	-	-	-	-	(326)
Revenues less transaction rebates, brokerage, clearance and exchange fees	182	55	108	73	-	418
Operating income (loss)	$74	$24	$81	$2	$(91)	$90

Three Months Ended March 31, 2012
Total revenues	$580	$56	$102	$66	$-	$804
Cost of revenues	(390)	-	-	-	-	(390)
Revenues less transaction rebates, brokerage, clearance and exchange fees	190	56	102	66	-	414
Operating income (loss)	$79	$22	$75	$5	$(10)	$171

(1)       Corporate items and eliminations for the three months ended March 31, 2013 primarily include expenses related to our voluntary accommodation program, expense related to an SEC matter, restructuring charges, merger and strategic initiatives expense and special legal expenses. Corporate items and eliminations for the three months ended March 31, 2012 primarily include restructuring charges and merger and strategic initiatives expense.

In connection with our change in reportable segments, total assets as of December 31, 2012 have been recast as presented in the following table.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations	Consolidated

	(in millions)
Total assets at March 31, 2013	$4,970	$256	$2,441	$623	$898	$9,188
Total assets at December 31, 2012	4,981	254	2,456	625	816	9,132

For further discussion of our segments’ results, see “Part I. Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

17. Subsequent Events

2013 Acquisition

Dutch Cash Equities and Equity Derivatives Trading Venue

In April 2013, we acquired a 25% equity interest in TOM. The terms of the transaction also provide us an option to acquire an additional 25.1% of the remaining shares at a future date. This transaction delivers on our strategy to expand our derivatives presence across the European market and is part of our Market Services segment. We will account for our investment in TOM under the equity method of accounting.

2013 Proposed Acquisition

Agreement to acquire eSpeed for Trading of U.S. Treasuries

In April 2013, we announced an agreement with BGC to acquire eSpeed.

Under the terms of the agreement, the purchase price will consist of $750 million in cash, subject to adjustment for certain pre-paid amounts and accrued costs and expenses, and contingent future issuances of NASDAQ OMX common stock approximating certain tax benefits associated with the transaction. Such contingent future issuances of NASDAQ OMX common stock will be paid ratably over 15 years if NASDAQ OMX achieves a designated revenue target in each such year, with such common stock valued based on the volume-weighted average price of NASDAQ OMX common stock over a trading period prior to the closing. Based on the NASDAQ OMX stock price on the date of the agreement, NASDAQ OMX currently expects to issue approximately one million shares annually over 15 years. The contingent future issuances of NASDAQ OMX common stock are subject to anti-dilution protections and acceleration upon certain events.

NASDAQ OMX expects to finance the cash portion of the purchase price through the use of cash on hand, the incurrence of indebtedness, which may include senior notes, and/or the issuance of securities. The transaction is subject to customary regulatory approvals and is expected to close in the second half of 2013. Upon closing, this business will be integrated into our Market Services and Information Services segments which will diversify these businesses and allow us to maximize new opportunities in the trading of fixed income securities around the globe.

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of March 31, 2013, The NASDAQ Stock Market was home to 2,568 listed companies with a combined market capitalization of approximately $5.6 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, three options markets and a futures market. We also engage in riskless principal trading and clearing of OTC power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of March 31, 2013, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 752 listed companies with a combined market capitalization of approximately $1.1 trillion. We also operate NASDAQ OMX Armenia.

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

Beginning on January 1, 2013, we manage, operate and provide our products and services in four business segments: Market Services, Listing Services, Information Services and Technology Solutions. All prior period segment disclosures have been recast to reflect our change in reportable segments. Certain other prior year amounts have been reclassified to conform to the current year presentation.

Our reportable segments are as follows:

Market Services

Our Market Services segment consists of our U.S. and European cash equity and derivative trading and clearing businesses and our Access and Broker Services business.  We offer trading on multiple exchanges and facilities across several asset classes, including cash equities, derivatives, debt, commodities, structured products and ETFs. In addition, in some of the countries where we operate exchanges, we also provide clearing, settlement and depository services.

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We offer capital raising solutions to over 3,300 companies around the globe representing approximately $6.7 trillion in total market value as of March 31, 2013.

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

Information Services

Our Information Services segment includes our Market Data Products and our Index Licensing and Services businesses.

Our Market Data Products business delivers historical and real-time market data to 2.5 million financial professionals and individual investors globally. Our Index Licensing and Services business has been creating innovative and transparent indexes since 1971. Today, there are over 7,000 products based on NASDAQ OMX indexes, spanning different geographies and asset classes with approximately $1 trillion in notional value.

Technology Solutions

Our Technology Solutions segment includes our Market Technology and Corporate Solutions businesses.

Our Market Technology business is the world’s leading technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business also is the sales channel for our complete global offering to other marketplaces.

Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination for markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to smaller African markets. Furthermore, the solutions we offer can handle all classes of assets, including cash equities, currencies, various interest-bearing securities, commodities, energy products and derivatives. Market Technology also includes license, maintenance and professional service fees from BWise.

Our Corporate Solutions business offers companies access to innovative products and software solutions and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance. Revenues primarily include subscription income from Shareholder.com, Directors Desk and Glide Technologies and fees from GlobeNewswire and Zoom Vision Mamato.

Our management allocates resources, assesses performance and manages these businesses as four separate segments. See Note 16, “Business Segments,” to the condensed consolidated financial statements for further discussion.

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

Currently our business drivers are defined by investors’ continuing cautious outlook about the slow pace of global economic recovery and certain governments’ ability to fund their sovereign debt. Should the global economy avoid the intermittent crisis environments of 2010-2012, we expect moderate growth in our businesses rather than the recent sporadic increases in the level of market volatility, oscillating trading volumes, and general business uncertainty. Many of our largest customers are also altering their business models and associated trading volumes as they address the implementation of regulatory changes initiated following the global financial crisis. In the first quarter of 2013, both the U.S. and European cash equity trading and derivative trading and clearing businesses were negatively impacted by lower industry trading volumes. In spite of strong performances by major stock market indices during the first quarter of 2013, the global IPO market was slower than the first quarter of 2012. Additional impacts on our business drivers included the international enactment and implementation of new legislative and regulatory initiatives, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the first quarter of 2013 may be characterized as follows:

•    A slightly weaker pace of new equity issuance in the U.S. with 18 IPOs on The NASDAQ Stock Market, down from 21 in the first quarter of 2012. IPO activity remained slow in the Nordics with no IPOs in the first quarter of 2013 on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•    Average daily matched share volume for all of our U.S. cash equity markets decreased by 19.4%, while average daily U.S. share volume fell by 6.6% relative to the first quarter of 2012. Volatility, often a driver of volume levels, was lower in the first quarter of 2013 compared with the same period in 2012. Losses in matched share volume were due to both lower U.S. consolidated volume and a decrease in matched market share from 21.3%  in the first quarter of 2012 (NASDAQ 17.7%; NASDAQ OMX BX 2.5%; NASDAQ OMX PSX 1.1%) to 18.4%  in the first quarter of 2013 (NASDAQ 15.1%; NASDAQ OMX BX 2.5%; NASDAQ OMX PSX 0.8%);

•    Average daily matched equity options volume for our three U.S. options exchanges, NASDAQ OMX PHLX, The NASDAQ Options Market, and NASDAQ OMX BX Options, increased 1.7% compared to the first quarter of 2012, while overall average daily U.S. options volume decreased 5.7%. The increase in our average daily matched options volume was driven by an increase in our combined matched market share for our three U.S. options exchanges of 2.2 percentage points;

•    A 14.8% decrease relative to the first quarter of 2012 in the average daily number of cash equity trades on our Nordic and Baltic exchanges;

•    A  7.5% decrease relative to the first quarter of 2012 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges;

•    A decline of 5.0% experienced by our Nordic and Baltic exchanges relative to the first quarter of 2012 in the number of traded and cleared equity and fixed-income contracts (excluding Finnish option contracts traded on Eurex);

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

Financial Summary

The following summarizes our financial performance for the three months ended March 31, 2013 when compared with the same period in 2012.

	Three Months Ended March 31,
	2013	2012	% Change

	(in millions)
Revenues less transaction rebates, brokerage, clearance and exchange fees	$418	$414	1.0%
Operating expenses	328	243	35.0%
Operating income	90	171	(47.4)%
Interest expense	24	24	-
Asset impairment charges	10	12	(16.7)%
Income before income taxes	59	137	(56.9)%
Income tax provision	17	53	(67.9)%
Net income attributable to NASDAQ OMX	$42	$85	(50.6)%
Diluted earnings per share	$0.25	$0.48	(47.9)%

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

Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” For the three months ended March 31, 2013, approximately 36.3% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 49.4% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

The following summarizes significant changes in our financial performance for the three months ended March 31, 2013 when compared with the same period in 2012:

•    Revenues less transaction rebates, brokerage, clearance and exchange fees increased  $4 million, or 1.0%, to $418 million in the first quarter of 2013, compared with $414 million in the same period in 2012, reflecting a favorable impact from foreign exchange of $4 million. Operational revenues were flat primarily due to an:

•     increase in Technology Solutions revenues of $6 million, primarily due to increases in both Corporate Solutions and Market Technology revenues;

•     increase in Information Services revenues of $5 million, primarily due to increases in both Market Data Products and Index Licensing and Services revenues, partially offset by;

•     a decrease in Market Services revenues of $10 million, primarily reflecting a decrease in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees.

•    Operating expenses increased  $85 million, or 35.0%, to $328 million in the first quarter of 2013, compared with $243 million in the same period of 2012, reflecting an increase in operating expenses of $83 million and an unfavorable impact from foreign exchange of $2 million. The operational increase in operating expenses was primarily due to expense incurred in connection with our voluntary accommodation program, increased general, administrative and other expense primarily reflecting a reserve for an SEC matter, increased merger and strategic initiatives expense, and increased compensation and benefits expense. For further discussion of the SEC matter, see “Litigation,” of Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements.

•    In the first quarter of 2013, asset impairment charges of $10 million were related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million).

•    Income tax provision decreased  $36 million, or 67.9%, in the first quarter of 2013 compared with the same period of 2012, primarily due to lower income before income taxes and a  lower effective tax rate in the first quarter of 2013 when compared with the same period in 2012 primarily due to a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which are not reflected in pre-tax earnings.

These current and prior year items are discussed in more detail below.

NASDAQ OMX’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Listing Services, and Technology Solutions segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended March 31,
	2013	2012
Market Services
Cash Equity Trading
NASDAQ securities
Total average daily share volume (in billions)	1.82	1.80
Matched market share executed on NASDAQ	23.1%	26.3%
Matched market share executed on NASDAQ OMX BX	2.5%	2.6%
Matched market share executed on NASDAQ OMX PSX	0.9%	1.3%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	35.7%	33.2%
Total market share(1)	62.2%	63.4%
New York Stock Exchange, or NYSE, securities
Total average daily share volume (in billions)	3.56	3.91
Matched market share executed on NASDAQ	11.6%	13.4%
Matched market share executed on NASDAQ OMX BX	2.4%	2.5%
Matched market share executed on NASDAQ OMX PSX	0.5%	0.7%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	32.7%	31.5%
Total market share(1)	47.2%	48.2%
NYSE MKT and regional securities
Total average daily share volume (in billions)	0.99	1.12
Matched market share executed on NASDAQ	13.1%	19.0%
Matched market share executed on NASDAQ OMX BX	2.8%	2.3%
Matched market share executed on NASDAQ OMX PSX	1.4%	1.9%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	33.1%	29.4%
Total market share(1)	50.3%	52.6%
Total U.S.-listed securities
Total average daily share volume (in billions)	6.38	6.83
Matched share volume (in billions)	70.3	90.1
Matched market share executed on NASDAQ	15.1%	17.7%
Matched market share executed on NASDAQ OMX BX	2.5%	2.5%
Matched market share executed on NASDAQ OMX PSX	0.8%	1.1%
Total matched market share	18.4%	21.3%
NASDAQ OMX Nordic and NASDAQ OMX Baltic securities
Average daily number of equity trades	317,069	372,081
Total average daily value of shares traded (in billions)	$4.4	$4.6
Total market share	68.8%	70.0%
Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	15.0	15.9
NASDAQ OMX PHLX matched market share	20.7%	22.2%
The NASDAQ Options Market matched market share	7.9%	5.2%
NASDAQ OMX BX Options Market matched market share	1.0%	-
Total matched market share	29.6%	27.4%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Options, futures and fixed-income contracts	446,789	470,216
Finnish option contracts traded on Eurex	144,905	71,411
NASDAQ OMX Commodities
Power contracts cleared (TWh)(2)	460	521

Listing Services
Initial public offerings:
NASDAQ	18	21
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	-	1
New listings:
NASDAQ(3)	33	43
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(4)	4	3
Number of listed companies:
NASDAQ(5)	2,568	2,665
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	752	769

Technology Solutions
Order intake (in millions)(7)	$19	$55
Total order value (in millions)(8)	$524	$496

(1)    Includes transactions executed on NASDAQ’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s systems plus trades reported through the FINRA/NASDAQ TRF.

(2)    Primarily transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by TWh.

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

(8)    Represents total contract value of signed orders that are yet to be recognized as revenue. Technology Solutions deferred revenue, as discussed in Note 7, “Deferred Revenue” to the condensed consolidated financial statements, represents cash payments received that are yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total first quarter 2013 revenues less transaction rebates, brokerage, clearance and exchange fees of $418 million, 43.5% was from our Market Services segment, 13.2% was from our Listing Services segment, 25.8% was from our Information Services segment and 17.5% was from our Technology Solutions segment. Of our total first quarter 2012 revenues less transaction rebates, brokerage, clearance and exchange fees of $414 million, 45.9% was from our Market Services segment, 13.5% was from our Listing Services segment, 24.6% was from our Information Services segment and 16.0% was from our Technology Solutions segment.

The following table shows our revenues by segment, cost of revenues for our Market Services segment and total revenues less transaction rebates, brokerage, clearance and exchange fees:

	Three Months Ended March 31,
	2013	2012	% Change

	(in millions)
Market Services	$508	$580	(12.4)%
Cost of revenues	(326)	(390)	(16.4)%
Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	182	190	(4.2)%
Listing Services	55	56	(1.8)%
Information Services	108	102	5.9%
Technology Solutions	73	66	10.6%
Total revenues less transaction rebates, brokerage, clearance and exchange fees	$418	$414	1.0%

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended March 31,
	2013	2012	% Change

	(in millions)
Market Services Revenues:
Cash Equity Trading Revenues:
U.S. cash equity trading(1)	$276	$340	(18.8)%
Cost of revenues:
Transaction rebates	(180)	(235)	(23.4)%
Brokerage, clearance and exchange fees(1)	(73)	(75)	(2.7)%
Total U.S. cash equity cost of revenues	(253)	(310)	(18.4)%
U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	23	30	(23.3)%
European cash equity trading	22	23	(4.3)%
Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	45	53	(15.1)%
Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(2)	117	122	(4.1)%
Cost of revenues:
Transaction rebates	(62)	(71)	(12.7)%
Brokerage, clearance and exchange fees(2)	(11)	(9)	22.2%
Total U.S. derivative trading and clearing cost of revenues	(73)	(80)	(8.8)%
U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	44	42	4.8%
European derivative trading and clearing	30	33	(9.1)%
Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	74	75	(1.3)%
Access and Broker Services Revenues	63	62	1.6%
Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$182	$190	(4.2)%

(1)    Includes Section 31 fees of $64 million in the first quarter of 2013 and $63 million in the first quarter of 2012. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

(2)    Includes Section 31 fees of $8 million in both the first quarter of 2013 and 2012. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees decreased in the first quarter of 2013 compared with the same period in 2012 primarily due to a decline in cash equity trading revenues less transaction rebates, brokerage, clearance, and exchange fees.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees decreased in the first quarter of 2013 compared with the same period in 2012 primarily due to declines in industry trading volumes and declines in our matched market share.

U.S. cash equity trading revenues decreased in the first quarter of 2013 compared with the same period in 2012 primarily due to declines in industry trading volumes and declines in our matched market share. We record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $64 million in the first quarter of 2013 and $63 million in the first quarter of 2012. The slight increase was primarily due to higher pass-through fee rates, partially offset by lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems.

For NASDAQ and NASDAQ OMX PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates decreased in the first quarter of 2013 compared with the same period in 2012 primarily due to a decline in industry trading volumes and our matched market share.

Brokerage, clearance and exchange fees decreased in the first quarter 2013 compared with the same period in 2012 primarily due to a decrease in the amount of volume routed by NASDAQ due to declines in industry trading volumes and our matched market share.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges. European cash equity trading revenues decreased in the first quarter of 2013 compared with the same period in 2012. The decrease was primarily due to a decline in trading activity, partially offset by a favorable impact from foreign exchange of $1 million.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees increased in the first quarter of 2013 compared with the same period in 2012 primarily due to an increase in our overall market share and an increase in net revenue capture per traded contract, partially offset by a decline in industry trading volumes.

U.S. derivative trading and clearing revenues decreased in the first quarter of 2013 compared with the same period in 2012 primarily due to a  decrease in industry trading volumes, partially offset by increases in our overall matched market share.

Similar to U.S. cash equity trading, Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $8 million in both the first quarter of 2013 and 2012.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, decreased in the first quarter of 2013 compared with the same period in 2012 primarily due to a decrease in industry trading volumes and a decrease in the rebate capture rate, partially offset by an increase in our overall matched market share.

Brokerage, clearance and exchange fees increased in the first quarter of 2013 compared with the same period in 2012 primarily due to an increase in routing costs.

European Derivative Trading and Clearing Revenues

The following table shows revenues from European derivative trading and clearing:

	Three Months Ended March 31,
	2013	2012	% Change

	(in millions)
European Derivative Trading and Clearing Revenues:
Options and futures contracts	$11	$13	(15.4)%
Energy, carbon and other commodity products	13	12	8.3%
Fixed-income products	5	6	(16.7)%
Other revenues and fees	1	2	(50.0)%
Total European Derivative Trading and Clearing revenues	$30	$33	(9.1)%

European derivative trading and clearing revenues decreased in the first quarter of 2013 compared with the same period in 2012. The decrease was primarily due to a lower rate per contract in equity derivatives due to pricing incentives aimed at capturing OTC volume and lower trading activity for index futures and fixed income products, partially offset by higher commodity revenues and a favorable impact from foreign exchange of $1 million.

Access and Broker Services Revenues

Access and Broker Services revenues increased slightly in the first quarter of 2013 compared with the same period in 2012 primarily due to revenue from new products.

LISTING SERVICES

The following table shows revenues from our Listing Services segment:

	Three Months Ended March 31,
	2013	2012	% Change

	(in millions)
Listing Services Revenues:
U.S. listing services	$42	$44	(4.5)%
European listing services	13	12	8.3%
Total Listing Services revenues	$55	$56	(1.8)%

Listing Services revenues decreased slightly in the first quarter of 2013 compared with the same period in 2012. The decrease was primarily due to a decrease in U.S. initial listing fees. Initial listing fees are recognized on a straight line basis over an estimated service period of six years and can vary over time.

INFORMATION SERVICES

The following table shows revenues from our Information Services segment:

	Three Months Ended March 31,
	2013	2012	% Change

	(in millions)
Information Services Revenues:
Market Data Products Revenues:
U.S. market data products	$63	$60	5.0%
European market data products	21	21	-
Index data products	7	6	16.7%
Total Market Data Products revenues	91	87	4.6%
Index Licensing and Services revenues	17	15	13.3%
Total Information Services revenues	$108	$102	5.9%

Information Services revenues increased in the first quarter of 2013 compared with the same period in 2012 primarily due to increases in U.S. market data products and Index Licensing and Services revenues.

U.S. Market Data Products Revenues

U.S. market data products revenues increased in the first quarter of 2013 compared with the same period in 2012 primarily due to higher customer demand for proprietary data products and pricing changes, partially offset by a decline in net U.S. tape plan revenues.

Index Data Products Revenues

Index data products revenues increased in the first quarter of 2013 compared with the same period in 2012 primarily due to new products, a new fee structure and higher audit collections.

Index Licensing and Services Revenues

Index Licensing and Services revenues increased in the first quarter of 2013 compared with the same period in 2012 primarily due to our acquisition of the index business of Mergent, Inc., including Indxis, in December 2012 and an increase in the underlying assets associated with NASDAQ OMX-licensed ETFs and other financial products due to product growth and newly executed product licenses, partially offset by lower futures and options volumes.

TECHNOLOGY SOLUTIONS

The following table shows revenues from our Technology Solutions segment:

	Three Months Ended March 31,
	2013	2012	% Change
	(in millions)
Technology Solutions Revenues:
Corporate Solutions Revenues	$24	$21	14.3%
Market Technology Revenues:
Software, license and support	37	36	2.8%
Change request and advisory	6	4	50.0%
Software as a service	6	5	20.0%
Total Market Technology revenues	49	45	8.9%
Total Technology Solutions revenues	$73	$66	10.6%

Technology Solutions revenues increased in the first quarter of 2013 compared with the same period in 2012 primarily due to operational increases in Corporate Solutions revenues, increases in change request and advisory revenues and a favorable impact from foreign exchange of $1 million.

Corporate Solutions Revenues

Corporate Solutions revenues increased in the first quarter of 2013 compared with the same period in 2012 primarily due to expanded customer utilization of GlobeNewswire, Shareholder.com and Directors Desk products.

Market Technology Revenues

Market Technology revenues increased in the first quarter of 2013 compared with the same period in 2012, primarily due to revenues attributable to BWise, which was acquired in May 2012, and a favorable impact from foreign exchange of $1 million.

Total Order Value

As of March 31, 2013, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $524 million. Technology Solutions deferred revenue of $150 million, which is included in this amount, represents cash payments received that are yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Technology Solutions revenues to be recognized in the future represents our best estimate:

Total Order Value

(in millions)
Fiscal year ended:
2013(1)	$124
2014	141
2015	94
2016	72
2017	51
2018 and thereafter	42
Total	$524

(1)       Represents revenues that are anticipated to be recognized over the remaining nine months of 2013.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended March 31,
	2013	2012	% Change

	(in millions)
Compensation and benefits	$117	$112	4.5%
Marketing and advertising	7	6	16.7%
Depreciation and amortization	27	26	3.8%
Professional and contract services	29	25	16.0%
Computer operations and data communications	15	17	(11.8)%
Occupancy	22	23	(4.3)%
Regulatory	7	9	(22.2)%
Merger and strategic initiatives	8	2	#
Restructuring charges	9	9	-
General, administrative and other	25	14	78.6%
Voluntary accommodation program	62	-	#
Total operating expenses	$328	$243	35.0%

#      Denotes a variance greater than or equal to 100.0%.

Total operating expenses increased $85 million in the first quarter of 2013 compared with the same period in 2012, reflecting an increase in operating expenses of $83 million and an unfavorable impact from foreign exchange of $2 million. The operational increase of $83 million in the first quarter of 2013 was primarily due to the expense incurred for our voluntary accommodation program, an increase in general, administrative and other expense, an increase in merger and strategic initiatives expense and an increase in compensation and benefits expense.

Compensation and benefits expense increased in the first quarter of 2013 compared with the same period in 2012 primarily due to an increase in salary expense, primarily due to our acquisitions of BWise in May 2012 and NOS Clearing in July 2012, as well as an unfavorable impact from foreign exchange of $1 million. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 2,510 employees at March 31, 2013 from 2,451 employees at March 31, 2012. The increase in headcount in the first quarter of 2013 compared with the same period in 2012 was primarily due to our acquisitions of BWise and NOS Clearing, partially offset by workforce reductions of 219 positions across our organization related to restructuring actions since the first quarter of 2012. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges.

Professional and contract services expense increased in the first quarter of 2013 compared with the same period in 2012 primarily due to costs incurred for special legal expenses, as well as incremental spending for professional and contract services.

Merger and strategic initiatives expense was $8 million in the first quarter of 2013 compared with $2 million in the first quarter of 2012. The costs in the first quarter of 2013 primarily relate to our agreement to acquire eSpeed and our agreement with Thomson Reuters to acquire its Investor Relations, Public Relations and Multimedia Solutions businesses, as well as costs related to recent acquisitions and other strategic initiatives.

General, administrative and other expense increased in the first quarter of 2013 compared to the same period in 2012 primarily due to expenses of $10 million related to an SEC matter. For further discussion of the SEC matter, see “Litigation,” of Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements.

Voluntary accommodation program expense of $62 million relates to the one-time voluntary accommodation program, which was approved by the SEC in March 2013. This program expands the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Three Months Ended March 31,
	2013	2012	% Change

	(in millions)
Interest income	$3	$2	50.0%
Interest expense	(24)	(24)	-
Net interest expense	(21)	(22)	(4.5)%
Asset impairment charges	(10)	(12)	(16.7)%
Total non-operating expenses	$(31)	$(34)	(8.8)%

Total non-operating expenses decreased in the first quarter of 2013 compared with the same period in 2012 primarily due to a reduction in asset impairment charges.

Interest Income

Interest income increased slightly in the first quarter of 2013 compared with the same period in 2012 primarily due to an increase in cash and cash equivalents in the first quarter of 2013.

Interest Expense

Interest expense in both the first quarter of 2013 and 2012 was $24 million, and was comprised of $21 million of interest expense, $1 million of non-cash expense associated with the accretion of debt discounts, $1 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Asset Impairment Charges

In the first quarter of 2013, we recorded non-cash intangible asset impairment charges totaling $10 million related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million). See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Purchased Intangible Assets,” to the condensed consolidated financial statements for further discussion. In the first quarter of 2012, we recorded a non-cash other-than-temporary impairment charge of $12 million related to our equity interest in EMCF. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.

Income Taxes

NASDAQ OMX’s income tax provision was $17 million in the first quarter of 2013 compared with $53 million in the first quarter of 2012. The overall effective tax rate was 29% in the first quarter of 2013 and 39% in the first quarter of 2012. The lower effective tax rate in the first quarter of 2013 when compared with the same period in 2012 was primarily due to a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which are not reflected in pre-tax earnings. Furthermore, in the first quarter of 2012, we recorded significant adjustments related to our 2005-2010 tax return liabilities which resulted in an increase to the tax provision.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2010 are currently under audit by the Internal Revenue Service and we are subject to examination for 2011. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2010 and we are subject to examination for 2011. Non-U.S. tax returns are subject to review by the respective tax authorities for the years 2005 through 2011. We anticipate that the amount of unrecognized tax benefits at March 31, 2013 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

 In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demands certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. NASDAQ OMX has appealed the ruling by the Finnish Appeals Board to the Finnish Administrative Court. If the Finnish Administrative Court agrees with the Finnish Appeals Board, additional tax and penalties for the years 2008-2012 and for the three months ended March 31, 2013 would total approximately $20 million. We expect the Finnish Administrative Court to agree with our position and, as such, believe it is unlikely NASDAQ OMX will be assessed any additional tax and penalties. Through March 31, 2013, we have recorded the tax benefits associated with the filing position.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation, effective January 1, 2013, limitations are imposed on certain forms of interest expense. Since the new legislation is unclear with regards to our ability to continue to claim such interest deductions, NASDAQ OMX will file an application for an advance tax ruling with the Swedish Tax Council for Advanced Tax Rulings. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings. In the first quarter of 2013, we recorded a tax benefit of $4 million, or $.02 per diluted share, with respect to this issue in our condensed consolidated financial statements. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

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

Non-GAAP adjustments for the quarter ended March 31, 2013 primarily related to the following:

(i) voluntary accommodation program expense of $62 million which expands the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012, (ii) expense related to an SEC matter of $10 million - for further discussion of the SEC matter, see “Litigation,” of Note 15, “Commitments, Contingencies and Guarantees,”  to the condensed consolidated financial statements, (iii) intangible asset impairment charges of $10 million related to certain acquired intangible assets associated with customer relationships and a certain trade name, (iv) restructuring charges of $9 million -  for further discussion, see Note 3, “Restructuring Charges,” to the condensed consolidated financial statements, (v) merger and strategic initiatives costs of $8 million related to recent acquisitions and other strategic initiatives, (vi) special legal expenses of $2 million, and (vii) adjustment to the income tax provision of $35 million to reflect these non-GAAP adjustments.

Non-GAAP adjustments for the quarter ended March 31, 2012 primarily related to the following:

(i) an other-than-temporary impairment charge of $12 million related to our equity method investment in EMCF, (ii) restructuring charges of $9 million -  for further discussion, see Note 3, “Restructuring Charges,” to the condensed consolidated financial statements, (iii) merger and strategic initiatives costs of $2 million primarily related to recent acquisitions and other strategic initiatives, (iv) adjustment to the income tax provision of $3 million to reflect these non-GAAP adjustments, and (v) significant tax adjustments, net of $3 million due to adjustments related to our 2005-2010 tax return liabilities which resulted in an increase to the tax provision.

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$42	$0.25	$85	$0.48
Non-GAAP adjustments:
Voluntary accommodation program	62	0.37	-	-
Reserve for SEC matter	10	0.06	-	-
Asset impairment charges	10	0.06	12	0.07
Restructuring charges	9	0.05	9	0.05
Merger and strategic initiatives	8	0.05	2	0.01
Special legal expense	2	0.01	-	-
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(35)	(0.21)	(3)	(0.02)
Significant tax adjustments, net	-	-	3	0.02
Total non-GAAP adjustments, net of tax	66	0.39	23	0.13
Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$108	$0.64	$108	$0.61
Weighted-average common shares outstanding for diluted earnings per share		169,661,716		177,510,067

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

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock in the capital markets and by issuing debt obligations. In addition to these cash sources, we have a $750 million revolving credit commitment (including a swingline facility and letter of credit facility) under our senior unsecured five-year credit facility. As of March 31, 2013, availability under the revolving credit commitment was  $624 million. See “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.  As discussed in “2013 Proposed Acquisitions,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements, we have entered into an agreement with Thomson Reuters to acquire its Investor Relations, Public Relations and Multimedia solutions businesses and an agreement with BGC to acquire eSpeed. NASDAQ OMX expects to finance these transactions through the use of cash on hand, our credit facility, the incurrence of indebtedness, which may include senior notes, and/or the issuance of securities.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, share repurchases, dividends, and severance and other costs related to restructuring actions. Working capital (calculated as current assets less current liabilities) was $494 million at March 31, 2013, compared with $474 million at December 31, 2012,  an increase of $20 million.

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

Standard & Poor’s, or S&P, has placed the credit ratings of NASDAQ OMX and NASDAQ OMX Stockholm AB on CreditWatch with negative implications. Moody’s Investors Service, or Moody’s, has placed the credit rating of NASDAQ OMX on review for potential downgrade. Both the S&P CreditWatch and Moody’s review relate to the expected increase in indebtedness to finance the acquisition of eSpeed. We expect S&P and Moody’s to conclude their reviews of our credit ratings at or around the closing of the eSpeed acquisition.

The following sections discuss the effects of changes in our financial assets, debt obligations, clearing and broker-dealer net capital requirements, and cash flows on our liquidity and capital resources.

Financial Assets

The following table summarizes our financial assets:

	March 31, 2013	December 31, 2012

	(in millions)
Cash and cash equivalents	$591	$497
Restricted cash	83	85
Non-current restricted cash	25	25
Financial investments, at fair value	218	223
Total financial assets	$917	$830

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of March 31, 2013, our cash and cash equivalents of $591 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of March 31, 2013 increased $94 million from December 31, 2012 primarily due to net cash provided by operating activities, partially offset by net cash used in investing and financing activities. See “Cash Flow Analysis” below for further discussion.

Current restricted cash, which was $83 million as of March 31, 2013 and $85 million as of December 31, 2012, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. As of March 31, 2013 and December 31, 2012, current restricted cash primarily includes cash held for regulatory purposes at NASDAQ OMX Stockholm and NOS Clearing. Non-current restricted cash of $25 million at March 31, 2013 and December 31, 2012 is segregated for NOCC to improve its liquidity position and is not available for general use.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $235 million as of March 31, 2013 and $198 million as of December 31, 2012. The remaining balance held in the U.S. totaled $356 million as of  March 31, 2013 and $299 million as of December 31, 2012.

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

Share Repurchase Program

In the third quarter of 2012, our board of directors authorized the repurchase of up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases are funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time. In April 2013, we announced that the share repurchase program is temporarily suspended.

During the first three months of 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of March 31, 2013, the remaining amount for share repurchases under the program authorized in the third quarter of 2012 was $215 million.

Cash Dividends on Common Stock

In March 2013, we paid quarterly cash dividends of $0.13 per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 11, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.

In April 2013, pursuant to delegated authority, the finance committee of the board of directors declared a regular quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend is payable on June 28, 2013 to shareholders of record at the close of business on June 14, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $218 million as of March 31, 2013 and $223 million as of December 31, 2012 and are primarily comprised of trading securities, mainly Swedish government debt securities. Of these securities, $141 million as of March 31, 2013 and $134 million as of December 31, 2012 are restricted assets to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. This balance also includes our available-for-sale investment security in DFM valued at $23 million as of March 31, 2013 and $22 million as of December 31, 2012. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading securities and available-for-sale investment security.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	March 31, 2013	December 31, 2012

		(in millions)
2.50% convertible senior notes	August 2013	$92	$91
4.00% senior unsecured notes (net of discount)	January 2015	399	399
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility	September 2016	383	394
$750 million revolving credit commitment	September 2016	126	126
5.25% senior unsecured notes (net of discount)	January 2018	368	368
5.55% senior unsecured notes (net of discount)	January 2020	598	598
Total debt obligations		1,966	1,976
Less current portion		(137)	(136)
Total long-term debt obligations		$1,829	$1,840

In addition to the $750 million revolving credit commitment, we also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At March 31, 2013, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $308 million ($216 million in available liquidity and $92 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2012, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

At March 31, 2013, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Nordic Clearing and NOS Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At March 31, 2013, our required regulatory capital consisted of $121 million of Swedish government debt securities, that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, and $42 million of cash that is included in restricted cash in the Condensed Consolidated Balance Sheets.

In addition, we have available credit facilities of $92 million which can be utilized to satisfy our regulatory capital requirements. See “Debt Obligations” above for further discussion.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services and NASDAQ Options Services, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At March 31, 2013, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $13.7 million, or $13.4 million in excess of the minimum amount required. At March 31, 2013, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $3.5 million, or $3.2 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Three Months Ended March 31,
	2013	2012	% Change

	(in millions)
Net cash provided by (used in):
Operating activities	$149	$108	38.0%
Investing activities	(14)	63	#
Financing activities	(35)	(159)	(78.0)%
Effect of exchange rate changes on cash and cash equivalents	(6)	7	#
Net increase in cash and cash equivalents	94	19	#
Cash and cash equivalents at the beginning of period	497	506	(1.8)%
Cash and cash equivalents at the end of period	$591	$525	12.6%

#      Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the three months ended March 31, 2013:

•    Net income of $42 million, plus:

•     Non-cash items of $24 million comprised primarily of $27 million of depreciation and amortization expense, $10 million of asset impairment charges and $9 million of share-based compensation expense, partially offset by deferred income taxes of $23 million.

•    Increase in deferred revenue of $105 million mainly due to Listing Services’ annual billings.

•    Increase in accounts payable and accrued expenses of $44 million primarily due to the recording of our voluntary accommodation program liability, partially offset by a decrease in accrued interest payable related to our debt obligations and the timing of payments.

•    Decrease in accounts receivable, net of $14 million primarily due to the timing of collections.

Partially offset by a:

•    Decrease in accrued personnel costs of $52 million primarily due to the payment of our 2012 incentive compensation in the first quarter of 2013, partially offset by the 2013 accrual.

•    Decrease in Section 31 fees payable to the SEC of $26 million primarily due to the timing of payments which are made twice a year in September and March and lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems, partially offset by higher Section 31 fee rates in 2013.

The following items impacted our net cash provided by operating activities for the three months ended March 31, 2012:

•    Net income of $84 million, plus:

•     Non-cash items of $48 million comprised primarily of $26 million of depreciation and amortization expense, $12 million of an asset impairment charge, $10 million of share-based compensation expense, and $4 million of restructuring charges, partially offset by deferred income taxes of $8 million.

•    Increase in deferred revenue of $127 million mainly due to Listing Services’ annual billings.

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

•    Decrease in Section 31 fees payable to SEC of $37 million primarily due to the timing of payments which are made twice a year in September and March and slightly lower Section 31 fee rates in 2012.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 primarily consisted of purchases of trading securities and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net cash provided by investing activities for the three months ended March 31, 2012 primarily consisted of proceeds from sales and redemptions of trading securities, partially offset by purchases of trading securities and purchases of property and equipment.

Net Cash Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 primarily consisted of $21 million related to cash dividends paid on our common stock, a  required quarterly principal payment on our debt obligations of $11 million, and $10 million of cash used in connection with our share repurchase programs.

Net cash used in financing activities for the three months ended March 31, 2012 primarily consisted of repayment of debt obligations of $111 million consisting of an optional prepayment of $100 million on our revolving credit commitment and $11 million on our 2016 Term Loan and $50 million of cash used in connection with our share repurchase program.

For further discussion of our debt obligations, see Note 8, “Debt Obligations,” to the condensed consolidated financial statements. For further discussion of our share repurchase program, see “Share Repurchase Program,” of Note 11, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of March 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	2018-Thereafter

	(in millions)
Debt obligations by contract maturity(1)	$2,358	$168	$633	$494	$1,063
Minimum rental commitments under non-cancelable operating leases, net(2)	432	53	129	96	154
Other obligations(3)	18	17	1	-	-
Total	$2,808	$238	$763	$590	$1,217

(1)    Our debt obligations include both principal and interest obligations. At March 31, 2013, an interest rate of 1.58% was used to compute the amount of the contractual obligations for interest on our 2016 Term Loan and an interest rate of 1.38% was used to compute the amount of the contractual obligations for interest on our revolving credit commitment. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at March 31, 2013. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)    We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)    In connection with our acquisitions of FTEN, SMARTS, Glide Technologies and the index business of Mergent, Inc., including Indxis, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. At March 31, 2013, these agreements provide for future payments of $18 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

Margin Collateral Received for Clearing Operations

Nordic Clearing and NOS Clearing

NASDAQ OMX Nordic Clearing and NOS Clearing each require all clearing members to provide collateral, which may consist of cash and eligible securities, in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. All collateral is maintained at a third-party custodian bank or deposit bank account for the benefit of the clearing members and is immediately accessible by NASDAQ OMX Nordic Clearing or NOS Clearing in the event of default. The pledged margin collateral is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Clearing member pledged margin collateral related to our clearing operations was $6.4 billion as of March 31, 2013 and $6.7 billion as of December 31, 2012.

NASDAQ OMX Nordic Clearing and NOS Clearing mark-to-market all outstanding contracts at least daily, requiring payment from clearing members whose positions have lost value and making payments to clearing members whose positions have gained value. The mark-to-market process helps identify any clearing members that may not be able to satisfy their financial obligations in a timely manner which helps NASDAQ OMX Nordic Clearing and NOS Clearing manage the risk of a clearing member defaulting due to exceptionally large losses. In the event of a default, NASDAQ OMX Nordic Clearing or NOS Clearing can access these margin deposits to cover the defaulting member’s losses.

In April 2013, NASDAQ OMX Nordic Clearing implemented a new collateral process. NASDAQ OMX Nordic Clearing will maintain all cash deposits related to margin collateral and will include these cash deposits in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability, as NASDAQ OMX Nordic Clearing will assume the risks and rewards of collateral ownership. The collateral procedures related to eligible pledged assets remain the same.

U.S. Clearing

NOCC is the beneficiary of letters of credit from banks meeting certain rating standards, which are posted on behalf of market participants in lieu of posting cash collateral. The aggregate amount of letters of credit of which NOCC is the beneficiary was $84 million at March 31, 2013 and $101 million at December 31, 2012.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by clearing members discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. Financial guarantees issued to us totaled $13 million at March 31, 2013 and $7 million at December 31, 2012. At March 31, 2013, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $308 million ($216 million in available liquidity and $92 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2012, these facilities totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

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

Other Guarantees

We have provided other guarantees of $18 million as of March 31, 2013 and December 31, 2012. These guarantees primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $5 million as of March 31, 2013 and December 31, 2012 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees.

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

Interest Rate Risk

The following table summarizes our financial assets and liabilities that are subject to interest rate risk as of March 31, 2013:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100bp adverse shift in interest rate(2)

	(in millions)
Floating rate positions(3)	$1,000	$738	$3
Fixed rate positions(4)	123	1,463	-

(1)    Represents total contractual debt obligations and amounts related to default fund contributions and margin deposits.

(2)    Annualized impact of a 100 basis point parallel adverse shift in the yield curve.

(3)    Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.

(4)    Financial assets primarily consist of Swedish government debt securities, which are classified as trading investment securities, with an average duration of 1.1 years.

We are exposed to cash flow risk on floating rate financial assets of $1,000 million and financial liabilities of $738 million at March 31, 2013. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on March 31, 2013 positions, each 1.0% adverse change in interest rate would impact annual pre-tax income by $3 million related to our floating rate positions.

We are exposed to price risk on our fixed rate financial assets, which totaled $123 million at March 31, 2013 and have an average duration of 1.1 years. The net effect of a parallel shift on 1.0% of the interest rate curve, taking into account the change in fair value and increased interest income, would impact annual pre-tax income by an immaterial amount.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency translation risk. For the three months ended March 31, 2013, approximately 36.3% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 49.4% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the three months ended March 31, 2013 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies

	(in millions, except currency rate)
Three months ended March 31, 2013
Average foreign currency rate to the U.S. dollar	0.1554	1.3199	0.1776	0.1769	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	22.3%	4.6%	3.2%	2.7%	3.5%
Percentage of operating income	39.0%	9.0%	5.5%	7.2%	(11.3)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(9)	$(2)	$(1)	$(1)	$(1)
Impact of a 10% adverse currency fluctuation on operating income	$(3)	$(1)	$-	$(1)	$(1)

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

Our primary exposure to net assets in foreign currencies as of March 31, 2013 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation

	(in millions)
Swedish Krona(1)	$4,393	$(439)
Norwegian Krone	317	(32)
Euro	149	(15)
Australian Dollar	100	(10)

(1)   Includes goodwill of $3,346 million and intangible assets, net of $1,033 million.

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

We are exposed to credit risk through our clearing operations with NASDAQ OMX Nordic Clearing, NOS Clearing, and riskless principal trading and clearing at NOCC. See “Default Fund Contributions and Margin Collateral Received for Clearing Operations,” of “Off-Balance Sheet Arrangements,” above, as well as Note 14, “Clearing Operations” for further discussion.

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

(b) Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item  1.        Legal Proceedings.

In 2012, we became a party to several legal and regulatory proceedings relating to the Facebook IPO that occurred on May 18, 2012.  In our Annual Report on Form 10-K for the year ended December 31, 2012, we identified the consolidated matter pending in the United States District Court for the Southern District of New York, captioned In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389, in which we are named as a defendant.

We also identified a statewide class action, Zack v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, and four other lawsuits brought by individual investors between June 18, 2012 and October 5, 2012.  Like these actions, a fifth lawsuit commenced on February 4, 2013 by an individual investor, captioned Womac v. The NASDAQ OMX Group, Inc. and The NASDAQ Stock Market LLC, Civil Action No. 13-1999, which alleges negligence in connection with the Facebook IPO.  These actions are being coordinated with the consolidated case referenced above in the United States District Court for the Southern District of New York.

In addition, on March 15, 2013, we received a demand for arbitration from a member organization, seeking indemnification for alleged losses associated with the Facebook IPO.

We believe that these lawsuits and the arbitration demand are without merit and intend to defend them vigorously.

As previously disclosed, the staff of the SEC’s Division of Enforcement is conducting an investigation relating to the systems issues experienced with the Facebook IPO. Although the Commission has not reached a final conclusion, NASDAQ OMX may pay $10 million in connection with the potential resolution of this matter and has recorded a reserve for this amount as of March 31, 2013.

Except as disclosed above, we are not currently a party to any litigation or proceeding that we believe could have a material adverse effect on our business, condensed consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.        Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on February 21, 2013. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to our Business

We may experience losses and liabilities as a result of systems issues that arose during the Facebook, Inc. IPO.

In connection with the IPO by Facebook on May 18, 2012, systems issues were experienced at the opening of trading of Facebook shares.  Certain of our members may have been disadvantaged by such systems issues, which have subsequently been remedied.  We have announced a program for voluntary accommodations to qualifying members of up to $62 million, which was approved by the SEC in March 2013.  As a result of the systems issues, we have been sued by retail investors and trading firms in certain putative class actions, many of which have been consolidated into a single action, as well as in five other lawsuits by individual investors.  The plaintiffs have asserted claims for negligence, gross negligence, fraud, and violations of Rule 10b-5, promulgated under the Securities Exchange Act of 1934, as amended.  In addition, a member organization filed a demand for arbitration seeking indemnification for alleged losses associated with the Facebook IPO.  We believe that these lawsuits and arbitration demand are without merit and intend to defend them vigorously. In addition, the SEC is conducting an investigation into the Facebook matter, in which we are fully cooperating.  Although the Commission has not reached a final conclusion, NASDAQ OMX may pay $10 million in connection with the potential resolution of this matter and has recorded a reserve for this amount as of March 31, 2013.

While we are unable to predict the outcome of the pending litigation, arbitration, or SEC investigation, an unfavorable outcome in one or more of these matters could have a material adverse effect on us.  Pending the resolution of these matters, we expect to incur significant additional expenses in defending the arbitration and lawsuits, in connection with the SEC investigation, and in implementing technical changes and remedial measures which may be necessary or advisable.

Item  2.        Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

In the third quarter of 2012, our board of directors authorized the repurchase of up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases will be funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time. In April 2013, we announced that the share repurchase program is temporarily suspended.

In the first quarter of 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of March 31, 2013, the remaining amount for share repurchases under the program authorized in the third quarter of 2012 was $215 million.

Employee Transactions

In addition to our share repurchase program, during the fiscal quarter ended March 31, 2013, we also purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vestings of restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended March 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2013
Share repurchase program	37,000	$24.90	37,000	$224
Employee transactions	2,713	$26.09	N/A	N/A

February 2013
Share repurchase program	-	$-	-	$224
Employee transactions	7,530	$30.10	N/A	N/A

March 2013
Share repurchase program	284,000	$31.93	284,000	$215
Employee transactions	70,669	$32.12	N/A	N/A

Total Fiscal Quarter Ended March 31, 2013
Share repurchase program	321,000	$31.12	321,000	$215
Employee transactions	80,912	$31.73	N/A	N/A

Item  3.        Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item  5.        Other Information.

None.

Item  6.        Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: May 7, 2013	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: May 7, 2013	By:	/s/ Lee Shavel
	Name:	Lee Shavel
	Title:	Chief Financial Officer and Executive Vice President, Corporate Strategy

Exhibit Index

Exhibit Number

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 12 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*      The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2013 and 2012; (ii) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) notes to condensed consolidated financial statements.