Form 10-Q
period 2013-06-30
NASDAQ OMX GROUP, INC.
filed 2013-08-08
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $.01 par value per share	167,332,704 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended June  30, 2013

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

•       “NASDAQ OMX Nordic” refers to collectively, NASDAQ OMX Stockholm, NASDAQ OMX Copenhagen, NASDAQ OMX Helsinki and NASDAQ OMX Iceland.

•       “NASDAQ OMX Nordic Clearing” refers to collectively, the clearing operations conducted through NASDAQ OMX Nordic and NASDAQ OMX Commodities.

•       “NASDAQ OMX Baltic” refers to collectively, NASDAQ OMX Tallinn, NASDAQ OMX Riga and NASDAQ OMX Vilnius.

* * * * * *

Aces®, Auto Workup®, Autospeed®, AXE®, BX Venture Market®, CCBN®, Directors Desk®, Dream It. Do It®, E and Design®, eSpeed and Design®, eSpeed®, e-Speed®, eSpeed Elite®, eSpeed Filing®, eSpeedoMeter®,  EVI®, FINQLOUD®, FTEN®, GlobeNewswire®, INET®, ITCH®, Kleos®, Market Intelligence Desk®, Market Mechanics®, MarketSite®, MYCCBN®, NASDAQ®, NASDAQ Biotechnology®, NASDAQ Capital Market®, NASDAQ Competitive VWAP®, NASDAQ Composite®, NASDAQ Composite Index®, NASDAQ Computer Index®, NASDAQ-Financial®, NASDAQ-Financial Index®, NASDAQ Financial-100 Index®, NASDAQ Global Market®, NASDAQ Global Select Market®, NASDAQ Industrial Index®, NASDAQ Interact®, NASDAQ Internet Index®, NASDAQ Market Analytix®, NASDAQ Market Center®, NASDAQ Market Forces®, NASDAQ Market Velocity®, NASDAQ MarketSite®, NASDAQ MAX®, NASDAQ National Market®, NASDAQ OMX®, NASDAQ OMX Advantage®, NASDAQ OMX Alpha Indexes®, NASDAQ OMX BX®, NASDAQ OMX Futures Exchange®, NASDAQ OMX Green Economy Index®, NASDAQ OMX Nordic®, NASDAQ Q-50 Index®, NASDAQ Telecommunications Index®, NASDAQ TotalView®, NASDAQ Trade Up®, NASDAQ Trader®, NASDAQ Transportation®, NASDAQ US ALL Market®, NASDAQ Volatility Guard®, NASDAQ Workstation®, NASDAQ Workstation II®, NASDAQ-100®, NASDAQ-100 European®, NASDAQ-100 Index®, NASDAQ-100 Index Tracking Stock®, NDX®, NFX World Currency®, NFX XL®, PHLX®, PORTAL Alliance®, QQQ®, QView®, R3®, RX®, Shareholder.com®, Sidecar®, SX®, The NASDAQ OMX Group®, The NASDAQ Stock Market®, The Stock Market for the Next 100 Years®, Trade Up® and UltraFeed® are significant registered trademarks of The NASDAQ OMX Group, Inc. and its affiliates in the U.S. and other countries.

“FINRA®” and “Trade Reporting Facility®” are registered trademarks of the Financial Industry Regulatory Authority, or FINRA.

All other trademarks and servicemarks used herein are the property of their respective owners.

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the U.S. Securities and Exchange Commission, or SEC, on May 7, 2013, and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was filed with the SEC on February 21, 2013.

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

•    the effective dates for, and expected benefits of, ongoing initiatives, including strategic, de-leveraging and capital return initiatives;

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the SEC on May 7, 2013, and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was filed with the SEC on February 21, 2013. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$379	$497
Restricted cash	82	85
Financial investments, at fair value	170	223
Receivables, net	362	333
Deferred tax assets	51	33
Default funds and margin deposits	1,412	209
Other current assets	154	112
Total current assets	2,610	1,492
Non-current restricted cash	25	25
Property and equipment, net	227	211
Non-current deferred tax assets	478	294
Goodwill	6,048	5,335
Intangible assets, net	2,383	1,650
Other non-current assets	182	125
Total assets	$11,953	$9,132

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$252	$172
Sections 31 fees payable to SEC	145	97
Accrued personnel costs	84	111
Deferred revenue	222	139
Other current liabilities	127	119
Deferred tax liabilities	36	35
Default funds and margin deposits	1,412	209
Current portion of debt obligations	138	136
Total current liabilities	2,416	1,018
Debt obligations	2,647	1,840
Non-current deferred tax liabilities	689	713
Non-current deferred revenue	146	156
Other non-current liabilities	192	196
Total liabilities	6,090	3,923

Commitments and contingencies
Equity
NASDAQ OMX stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 213,426,908 at June 30, 2013 and December 31, 2012; shares outstanding: 167,221,434 at June 30, 2013 and 165,605,838 at December 31, 2012	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: 1,600,000 at June 30, 2013 and December 31, 2012; shares outstanding: none at June 30, 2013 and December 31, 2012	-	-
Additional paid-in capital	4,261	3,771
Common stock in treasury, at cost: 46,205,474 shares at June 30, 2013 and 47,821,070 shares at December 31, 2012	(1,027)	(1,058)
Accumulated other comprehensive loss	(139)	(185)
Retained earnings	2,765	2,678
Total NASDAQ OMX stockholders' equity	5,862	5,208
Noncontrolling interests	1	1
Total equity	5,863	5,209
Total liabilities and equity	$11,953	$9,132

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Market Services	$553	$587	$1,060	$1,167
Listing Services	58	55	113	112
Information Services	108	106	215	208
Technology Solutions	95	67	169	132
Total revenues	814	815	1,557	1,619

Cost of revenues:
Transaction rebates	(276)	(299)	(518)	(604)
Brokerage, clearance and exchange fees	(87)	(89)	(170)	(174)
Total cost of revenues	(363)	(388)	(688)	(778)
Revenues less transaction rebates, brokerage, clearance and exchange fees	451	427	869	841

Operating expenses:
Compensation and benefits	126	113	243	224
Marketing and advertising	8	6	15	13
Depreciation and amortization	28	25	55	51
Professional and contract services	35	26	64	51
Computer operations and data communications	20	17	35	33
Occupancy	23	23	46	46
Regulatory	8	9	16	18
Merger and strategic initiatives	25	1	33	3
Restructuring charges	-	17	9	26
General, administrative and other	19	15	42	30
Voluntary accommodation program	-	-	62	-
Total operating expenses	292	252	620	495
Operating income	159	175	249	346
Interest income	2	2	5	4
Interest expense	(26)	(24)	(50)	(48)
Asset impairment charges	-	(28)	(10)	(40)
Income before income taxes	135	125	194	262
Income tax provision	47	33	64	86
Net income	88	92	130	176
Net loss attributable to noncontrolling interests	-	1	-	2
Net income attributable to NASDAQ OMX	$88	$93	$130	$178

Per share information:
Basic earnings per share	$0.53	$0.55	$0.78	$1.04
Diluted earnings per share	$0.52	$0.53	$0.77	$1.02
Cash dividends declared per common share	$0.13	$0.13	$0.26	$0.13

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$88	$92	$130	$176
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale investment securities:	14	(5)	15	2

Foreign currency translation gains (losses):
Net foreign currency translation losses	(110)	(209)	(152)	(24)
Income tax benefit	176	64	183	4
Total	66	(145)	31	(20)
Total other comprehensive income (loss), net of tax	80	(150)	46	(18)
Comprehensive income (loss)	168	(58)	176	158
Comprehensive loss attributable to noncontrolling interests	-	1	-	2
Comprehensive income (loss) attributable to NASDAQ OMX	$168	$(57)	$176	$160

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$130	$176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55	51
Share-based compensation	18	22
Excess tax benefits related to share-based compensation	(13)	(1)
Provision for bad debts	1	4
Deferred income taxes	(28)	(36)
Non-cash restructuring charges	1	12
Asset retirements and impairment charges	10	40
Amortization of debt issuance costs	1	1
Accretion of debt discounts	2	1
Other non-cash items included in net income	(3)	5
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(22)	(35)
Other assets	(61)	(18)
Accounts payable and accrued expenses	83	(8)
Section 31 fees payable to SEC	48	50
Accrued personnel costs	(30)	(65)
Deferred revenue	47	80
Other liabilities	16	39
Net cash provided by operating activities	255	318
Cash flows from investing activities:
Purchases of trading securities	(187)	(164)
Proceeds from sales and redemptions of trading securities	250	248
Purchase of equity and cost method investments	(39)	-
Acquisitions of businesses, net of cash and cash equivalents acquired	(1,121)	(57)
Purchases of property and equipment	(45)	(41)
Net cash used in investing activities	(1,142)	(14)
Cash flows from financing activities:
Payments of debt obligations	(23)	(122)
Proceeds from debt obligations, net of debt issuance costs	825	-
Cash paid for repurchase of common stock	(10)	(175)
Cash dividends	(43)	(22)
Issuances of common stock, net of treasury stock purchases	15	2
Excess tax benefits related to share-based compensation	13	1
Other financing activities	-	(1)
Net cash provided by (used in) financing activities	777	(317)
Effect of exchange rate changes on cash and cash equivalents	(8)	(2)
Net decrease in cash and cash equivalents	(118)	(15)
Cash and cash equivalents at beginning of period	497	506
Cash and cash equivalents at end of period	$379	$491
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$40	$40
Income taxes, net of refund	$100	$79
Non-cash investing activities:
Acquisition of eSpeed contingent future issuance of NASDAQ OMX common stock	$484	$-

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of June 30, 2013, The NASDAQ Stock Market was home to 2,581 listed companies with a combined market capitalization of approximately $5.9 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, three options markets, an electronic platform for trading of U.S. Treasuries and a futures market. We also engage in riskless principal trading and clearing of over-the-counter, or OTC, power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of June 30, 2013, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 758 listed companies with a combined market capitalization of approximately $1.0 trillion. We also operate NASDAQ OMX Armenia.

In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange for trading and clearing of futures in the Nordics, Germany and the U.K., one of Europe’s largest carbon exchanges and together with Nord Pool Spot, N2EX, a marketplace for physical U.K. power contracts. We also operate NOS Clearing, a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market and NASDAQ OMX NLX, a new London-based market for trading of listed short-term and long-term European (Euro and Sterling denominated) interest rate derivative products.

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

As shown in the Condensed Consolidated Statements of Comprehensive Income (Loss), the income tax benefit increased $112 million to $176 million, in the second quarter of 2013, compared with $64 million in the same period of 2012, due to an assertion made by NASDAQ OMX to permanently reinvest the earnings of certain foreign subsidiaries. As a result of this assertion, adjustments were made to our deferred tax balances relating to cumulative translation adjustments pertaining to these subsidiaries.

 In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. NASDAQ OMX has appealed the ruling by the Finnish Appeals Board to the Finnish Administrative Court. In the second quarter of 2013, we paid $19 million to the Finnish Tax Authority. We expect the Finnish Administrative Court to agree with our position and, if  so, NASDAQ OMX will receive a refund of the amount paid in the second quarter of 2013. Through June 30, 2013, we have recorded the tax benefits associated with the filing position.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation, effective January 1, 2013, limitations are imposed on certain forms of interest expense. Since the new legislation is unclear with regards to our ability to continue to claim such interest deductions, NASDAQ OMX has filed an application for an advance tax ruling with the Swedish Tax Council for Advanced Tax Rulings. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings. In the second quarter of 2013, we recorded a tax benefit of $4 million, or $.02 per diluted share, with respect to this issue in the condensed consolidated financial statements. Since January 1, 2013, we have recorded a tax benefit of $8 million, or $0.05 per diluted share, related to this matter. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

3. Restructuring Charges

During the first quarter of 2012, we performed a comprehensive review of our processes, organizations and systems in a company-wide effort to improve performance, cut costs, and reduce spending. Through this initiative, we expect an annualized savings of $60 million in 2013. This restructuring program was completed in the first quarter of 2013.

The following table presents a summary of restructuring charges in the Condensed Consolidated Statements of Income for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012

	(in millions)
Severance	$6	$14
Facilities-related	1	5
Asset impairments	1	6
Other	1	1
Total restructuring charges	$9	$26

During the first six months of 2013, we recognized restructuring charges totaling $9 million, including severance costs of $6 million related to workforce reductions of 31 positions across our organization, $1 million for facilities-related charges, discussed below, $1 million for asset impairments, primarily consisting of fixed assets and capitalized software that have been retired, and $1 million of other charges. During the first six months of 2012, we recognized restructuring charges totaling $26 million, including severance cost of $14 million related to workforce reductions of 162 positions across our organization, $5 million for facility-related charges, discussed below, $6 million for asset impairments, primarily consisting of fixed assets and capitalized software which have been retired, and $1 million of other charges.

The following table presents a summary of restructuring charges in the Condensed Consolidated Statements of Income for the three months ended June 30, 2012:

Three Months Ended June 30,
2012

(in millions)
Severance	$9
Facilities-related	5
Asset impairments	2
Other	1
Total restructuring charges	$17

During the second quarter of 2012, we recognized restructuring charges totaling $17 million, including severance costs of $9 million related to workforce reductions of 124 positions across our organization, $5 million for facility-related charges, discussed below, $2 million for asset impairments, primarily consisting of fixed assets and capitalized software which have been retired, and $1 million of other charges.

Restructuring Reserve

Severance

The accrued severance balance totaled $5 million at June 30, 2013 and $8 million at December 31, 2012 and is included in other current liabilities in the Condensed Consolidated Balance Sheets. The majority of the remaining accrued severance balance will be paid during the remaining six months of 2013. During the first six months of 2013, $9 million of severance was paid.

Facilities-related

The facilities-related charges of $1 million for the first six months of 2013 and $5 million for the second quarter and first six months of 2012 relate to lease rent accruals for facilities we no longer occupy due to facilities consolidation. The facilities-related charges for the second quarter and first six months of 2012 also include the write-off and disposal of leasehold improvements and other assets. The lease rent costs included in the facilities-related charges are equal to the future costs associated with the facility, net of estimated proceeds from any future sublease agreements that could be reasonably obtained, based on management’s estimate. We will continue to evaluate these estimates in future periods, and thus, there may be additional charges or reversals relating to these facilities. The facilities-related restructuring reserve will be paid over several years until the leases expire. The facilities-related reserve balance, which totaled $2 million at June  30, 2013 and $3 million at December 31, 2012, is included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

4. Acquisitions

We completed the following acquisitions in 2013 and 2012. Financial results of each transaction are included in our Condensed Consolidated Statements of Income from the dates of each acquisition.

2013 Acquisitions

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Purchased Intangible Assets	Goodwill

	(in millions)
eSpeed	$1,239	$5	$715	$519
TR Corporate Solutions businesses	366	(37)	91	312

The amounts in the table above represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be recorded as of the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values for the above acquisitions during the three and six months ended June 30, 2013.

Acquisition of eSpeed for Trading of U.S. Treasuries

On  June 28, 2013, we acquired from BGC Partners, Inc. and certain of its affiliates, or BGC, certain assets and assumed certain liabilities, including 100% of the equity interests in eSpeed Technology Services, L.P., eSpeed Technology Services Holdings, LLC, Kleos Managed Services, L.P. and Kleos Managed Services Holdings, LLC; the eSpeed brand name; various assets comprising the fully electronic portion of BGC’s benchmark U.S. Treasury brokerage, market data and co-location service businesses, or eSpeed, for $1.2 billion.  We acquired net assets, at fair value, totaling $5 million and purchased intangible assets of $715 million which consisted of $578 million for the eSpeed trade name, $121 million in customer relationships and $16 million in technology. The eSpeed businesses are part of our Market Services and Information Services segments.

The purchase price consisted of $755 million in cash, subject to adjustment for certain pre-paid amounts and accrued costs and expenses, and contingent future annual issuances of 992,247 shares of NASDAQ OMX common stock approximating certain tax benefits associated with the transaction of $484 million. Such contingent future issuances of NASDAQ OMX common stock will be paid ratably over 15 years if NASDAQ OMX achieves a designated revenue target in each such year.  The contingent future issuances of NASDAQ OMX common stock are subject to anti-dilution protections and acceleration upon certain events.

NASDAQ OMX used the majority of the net proceeds from the issuance of €600 million aggregate principal amount of 3.875% senior unsecured notes due June 2021, or the 2021 Notes, to fund the cash consideration payable by us for the acquisition of eSpeed. See “3.875% Senior Unsecured Notes,” of Note 8, “Debt Obligations,” for further discussion.

Intangible Assets

The following table presents the details of the purchased intangible assets acquired in the acquisition of eSpeed. All purchased intangible assets with finite lives are amortized using the straight-line method. See Note 5, “Goodwill and Purchased Intangible Assets,” for further discussion.

		Estimated
		Average Remaining
	Value	Useful Life
Intangible assets:	(in millions)	(in years)
Trade name:
Market Services	$528	Indefinite
Information Services	50	Indefinite
Total trade name	578

Customer relationships
Market Services	105	13 years
Information Services	16	13 years
Total customer relationships	121

Technology
Market Services	14	5 years
Information Services	2	5 years
Total technology	16

Total intangible assets	$715

Below is a discussion of the methods used to determine the fair value of eSpeed’s intangible assets, as well as a discussion of the estimated average remaining useful life of each intangible asset. The carrying amounts of all other assets and liabilities were deemed to approximate their estimated fair values.

Trade Name

NASDAQ OMX has incorporated eSpeed into two reporting segments—Market Services and Information Services. The eSpeed trade name was valued as used in each of these reporting segments. The trade name is recognized in the industry and carries a reputation for quality. As such, eSpeed and related brands’ reputation and positive recognition embodied in the trade name are valuable assets to NASDAQ OMX. The trade name was considered the primary asset acquired in this transaction. In valuing the acquired trade name, we used the income approach, specifically the excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return that is attributable to the intangible asset being valued.

A discount rate of 10% was utilized, which reflects the amount of risk associated with the hypothetical cash flows generated by the eSpeed trade name in the future. In developing a discount rate for the trade name, we estimated a weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at a rate of 40.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the trade name would be amortized for tax purposes over a period of 15 years for both Market Services and Information Services.

We have estimated the remaining useful life of the trade name to be indefinite. The estimated remaining useful life was based on several factors including the number of years the name has been in service, its popularity within the industry, and our intention to continue its use.

Customer Relationships

Customer relationships represent the non-contractual and contractual relationships that eSpeed has with its customers. The eSpeed customer relationships were valued using the income approach, specifically the with-and-without method. The with-and-without method is commonly used when the cash flows of a business can be estimated with and without the asset in place. The premise associated with this valuation technique is that the value of an asset is represented by the differences in the subject business’ cash flows under scenarios where (a) the asset is present and is used in operations (with); and (b) the asset is absent and not used in operations (without). Cash flow differentials are then discounted to present value to arrive at an estimate of fair value for the asset.

We estimated that without current customer relationships, it would take approximately 4-5 years for the customer base to grow from 10% of current revenues to 100% of revenues. We also made estimates related to compensation levels and other expenses such as sales and marketing that would be incurred as the business was ramped up through year 5, which is the year the customer base would be expected to reach the level that currently exists.

A discount rate of 10%, which reflects the estimated weighted average cost of capital for the overall business, was utilized when discounting the cash flows. The resulting discounted cash flows were then tax-effected at a rate of 40.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.

Based on the historical behavior of the customers and a parallel analysis of the customers using the excess earnings method, we have estimated the remaining useful life to be 13 years for the acquired customer relationships.

Technology

The fair value of the eSpeed acquired developed technology was valued using the income approach, specifically the relief from royalty method, or RFRM. The RFRM is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value.

To determine the royalty rate we searched for and identified market transactions and royalty rates for comparable technology. Due to the limited data, we relied on our estimates and benchmarked the estimated excess earnings of eSpeed to determine a range of royalty rates that would be reasonable for the use of its intangible assets based on a profit split methodology. Profit split theory states that a reasonable market participant would be willing and able to make revenue based royalty payments of 25 to 33 percent of their operating profit to receive the rights to certain licensable intellectual property necessary for conducting business. Conversely, the owner of such intellectual property would save that amount or be relieved from making those royalty payments. By analyzing these profit splits at 25 and 33 percent, we estimated supportable royalty rates for the technology and selected a pre-tax royalty rate of 5%.

A discount rate of 10% was utilized, which reflects the estimated weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at a rate of 40.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the technology would be amortized for tax purposes over a period of 15 years for both Market Services and Information Services.

We have estimated the remaining useful life to be 5 years for the acquired developed technology.

Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters

On  May 31, 2013, we acquired from Thomson Reuters their Investor Relations, Public Relations and Multimedia Solutions businesses, or the TR Corporate Solutions businesses, which provide insight, analytics and communications solutions, for $390 million ($366 million cash paid plus $24 million in working capital adjustments).  We acquired net liabilities, at fair value, totaling $37 million and purchased intangible assets of $91 million which consisted of $89 million in customer relationships and $2 million in technology. The TR Corporate Solutions businesses are part of our Corporate Solutions business within our Technology Solutions segment.

NASDAQ OMX used cash on hand and borrowed $50 million under the revolving credit commitment to fund this acquisition. See “2011 Credit Facility,” of Note 8, “Debt Obligations,” for further discussion.

Intangible Assets

The following table presents the details of the purchased intangible assets acquired in the acquisition of the TR Corporate Solutions businesses. All purchased intangible assets with finite lives are amortized using the straight-line method. See Note 5, “Goodwill and Purchased Intangible Assets,” for further discussion.

		Estimated
		Average Remaining
	Value	Useful Life
Intangible assets:	(in millions)	(in years)
Customer relationships	$89	9-14 years
Technology	2	2-5 years
Total intangible assets	$91

Below is a discussion of the methods used to determine the fair value of the purchased intangible assets acquired in the acquisition of the TR Corporate Solutions businesses, as well as a discussion of the estimated average remaining useful life of each intangible asset. The carrying amounts of all other assets and liabilities were deemed to approximate their estimated fair values.

Customer Relationships

Customer relationships represent the non-contractual and contractual relationships that each of the TR Corporate Solutions businesses has with its customers and represented a key intangible asset in this transaction. Customer relationships were identified and valued individually for each of the TR Corporate Solutions businesses using the income approach, specifically an excess earnings method. This valuation method relied on assumptions regarding projected revenues, attrition rates, and operating cash flows for each of the TR Corporate Solutions businesses.

We assumed annual revenue attrition of 10.0% for the customers for each of the TR Corporate Solutions businesses, as well as charges for contributory assets. Operating expenses associated with maintaining the asset were applied to the attrition adjusted revenues. For the five years following 2016, operating margins were adjusted in order to reach a normalized operating margin level that included an estimate for the fixed costs for the businesses. From 2021 onward, the operating margin was held constant at a normalized level. The tax-effected cash flows were discounted at a rate of 11% to 11.5% based on the risk associated with the hypothetical cash flows generated by the customer base for each specific business line.

The cash flows were then tax-effected at a rate of 40.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.

The estimated remaining useful life captured 90.0% of the present value of the cash flows generated by each customer relationship.

Technology

The fair values of the acquired developed technologies were valued using the income approach, specifically the RFRM, as discussed above under technology relating to eSpeed.

To determine the royalty rate we searched for and identified market transactions and royalty rates for comparable technology and relied on our estimates and expectations surrounding the relative importance of the acquired developed technologies, competing technologies, foreseeable shifts in the market, and expected royalty payments for comparable technologies. We also performed a profit split analysis, as described above in technology, for each separate acquired technology in order to estimate an acceptable royalty rate. Based on the information obtained and the profit spilt analysis, we selected a pre-tax royalty rate of 1.5% for the webhosting technology and 0.5% for the public relations and multimedia solutions technologies.

A discount rate of 11% was utilized based on the risk associated with the hypothetical cash flows generated by the developed technologies and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at a rate of 40.0%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the developed technology would be amortized for tax purposes over a period of 15 years.

We have estimated the remaining useful life to be 2-5 years for the acquired developed technology.

Formation of The NASDAQ Private Market Joint Venture

In March 2013, we formed a joint venture with SharesPost, Inc., or SharesPost, creating The NASDAQ Private Market, or NPM, a preeminent marketplace for private growth companies. We own a majority interest in NPM, combining NASDAQ OMX’s resources, market and operating expertise with SharesPost’s leading web-based platform. NPM plans to provide improved access to liquidity for early investors, founders and employees while enabling the efficient buying and selling of private company shares. Subject to regulatory approvals, NPM is expected to launch later in 2013. NPM is part of our U.S. Listing Services business within our Listing Services segment.

Acquisition of Dutch Cash Equities and Equity Derivatives Trading Venue

In April 2013, we acquired a  25%  equity interest in The Order Machine, or TOM, a Dutch cash equities and equity derivatives trading venue. The terms of the transaction also provide us an option to acquire an additional 25.1% of the remaining shares at a future date. This transaction delivers on our strategy to expand our derivatives presence across the European market and is part of our Market Services segment. We account for our investment in TOM under the equity method of accounting. See “Equity Method Investments,” of Note 6, “Investments,” for further discussion of our equity method investments.

2012 Acquisitions

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Purchased Intangible Assets	Goodwill

	(in millions)
NOS Clearing(1)	$40	$43	$1	$-
BWise	77	(11)	35	53

(1)       In the third quarter of 2012, we recognized a gain of $4 million on our acquisition of NOS Clearing.

We finalized the allocation of the purchase price for BWise Beheer B.V., or BWise, in May 2013. The amounts in the table above for NOS Clearing represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be pushed back to the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values for the above acquisitions during the three and six months ended June 30, 2013.

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

The following table presents the changes in goodwill by business segment during the six months ended June 30, 2013:

	Market Services	Listing Services	Information Services	Technology Solutions	Total

	(in millions)
Balance at December 31, 2012	$2,955	$136	$1,964	$280	$5,335
Goodwill acquired	470	-	49	312	831
Foreign currency translation adjustment	(66)	(3)	(42)	(7)	(118)
Balance at June 30, 2013	$3,359	$133	$1,971	$585	$6,048

As of June 30, 2013, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $909 million.

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

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	June 30, 2013				December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)

	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$43	$(11)	$32	5	$26	$(10)	$16	5
Customer relationships	1,075	(262)	813	19	871	(238)	633	21
Other	6	(3)	3	8	6	(2)	4	8
Foreign currency translation adjustment	(14)	3	(11)		6	(1)	5
Total finite-lived intangible assets	$1,110	$(273)	$837		$909	$(251)	$658

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$-	$790		$790	$-	$790
Trade names	760	-	760		185	-	185
Licenses	51	-	51		51	-	51
Foreign currency translation adjustment	(55)	-	(55)		(34)	-	(34)
Total indefinite-lived intangible assets	$1,546	$-	$1,546		$992	$-	$992
Total intangible assets	$2,656	$(273)	$2,383		$1,901	$(251)	$1,650

Amortization expense for purchased finite-lived intangible assets was $13 million for both the three months ended June 30, 2013 and 2012 and $26 million for both the six months ended June 30, 2013 and 2012.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustment) of purchased finite-lived intangible assets as of June 30, 2013 is as follows:

(in millions)
2013(1)	$36
2014	71
2015	69
2016	67
2017	65
2018 and thereafter	540
Total	$848

(1)               Represents the estimated amortization to be recognized for the remaining six months of 2013.

Intangible Asset Impairment Charges

In the first quarter of 2013, we recorded non-cash intangible asset impairment charges totaling $10 million related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million). These impairments resulted primarily from changes in the forecasted revenues associated with the acquired customer list of FTEN, Inc., or FTEN. The fair value of customer relationships was determined using the income approach, specifically the multi-period excess earnings method. The fair value of the trade name was determined using the income approach, specifically the RFRM.  These charges are recorded in asset impairment charges in the Condensed Consolidated Statements of Income for the six months ended June 30, 2013.  These impairment charges related to our Market Services segment. However, for segment reporting purposes, these charges were allocated to corporate items based on the decision that these charges should not be used to evaluate the segment’s operating performance.

In the second quarter of 2012, we recorded non-cash intangible asset impairment charges totaling $28 million related to certain acquired finite-lived intangible assets associated with technology ($19 million), customer relationships ($6 million), and certain trade names ($3 million). These impairments resulted primarily from the replacement of certain acquired technology, as well as changes in the forecasted revenues associated with the acquired customer list of certain businesses. The fair value of technology and trademarks was determined using the income approach, specifically the RFRM. The fair value of customer relationships was determined using the income approach, specifically the multi-period excess earnings method. These charges were recorded in asset impairment charges in the Condensed Consolidated Statements of Income. Of the total impairment charge recorded during the second quarter of 2012, $17 million related to our Market Services segment and $11 million related to our Technology Solutions segment. However, for segment reporting purposes, these charges were allocated to corporate items based on the decision that these charges should not be used to evaluate the segment’s operating performance.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $133 million as of June 30, 2013 and $201 million as of December 31, 2012. These securities are primarily comprised of Swedish government debt securities, of which $114 million as of June 30, 2013 and $134 million as of December 31, 2012, are restricted assets to meet regulatory capital requirements primarily for our clearing operations at NASDAQ OMX Nordic Clearing.

Available-for-Sale Investment Security

Investment in DFM

Our available-for-sale investment security, which is included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, represents our 1% investment in Dubai Financial Market PJSC, or DFM. The adjusted cost basis of this security was $18 million as of June 30, 2013 and 2012. The fair value of this investment was $37 million as of June 30, 2013 and $22 million as of December 31, 2012. The gross change between the adjusted cost basis and fair value as of June 30, 2013 of $19 million is reflected as an unrealized holding gain in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.

Equity Method Investments

The carrying amounts of our equity method investments totaled  $26 million as of June 30, 2013  and $13 million as of December 31, 2012 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. Our equity method investments consisted primarily of our equity interests in European Multilateral Clearing Facility N.V., or EMCF, and TOM which we acquired in April 2013. See “Acquisition of Dutch Cash Equities and Equity Derivatives Trading Venue,” of Note 4, “Acquisitions,” for further discussion.

In July 2013, we entered into a  definitive agreement to become equal shareholders in a new combined clearinghouse to be called EuroCCP. EuroCCP is expected to combine the risk management and customer service organization of EuroCCP with the technology and operations infrastructure of EMCF. Our ownership interest will be 25%. This transaction is expected to close before the end of the year.

Income recognized from our equity interest in the earnings and losses of these equity method investments was immaterial for both the three and six months ended June 30, 2013 and 2012.

In the first quarter of 2012, we recorded a non-cash, other-than-temporary impairment charge on our equity investment in EMCF of $12 million due to a decline in operations at EMCF during the three months ended March 31, 2012. This loss is included in asset impairment charges in the Condensed Consolidated Statements of Income for the six months ended June 30, 2012.

Cost Method Investments

The carrying amount of our cost method investment totaled $65 million as of June 30, 2013 and  $37 million as of December 31, 2012 and is included in other non-current assets in the Condensed Consolidated Balance Sheets. Our cost method investment represents our ownership interest in LCH Clearnet Group Limited, or LCH, which was 5% as of June 30, 2013 and 3.7% as of December 31, 2012. The increase in our ownership interest of 1.3% was the result of our participation in LCH’s capital raise in May 2013, in order for LCH to meet increased regulatory capital requirements. We paid $28 million in cash for this additional investment. We account for this investment as a cost method investment as we do not control and do not exercise significant influence over LCH and there is no readily determinable fair value of LCH’s shares since they are not publicly traded.

7. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At June 30, 2013, we estimate that our deferred revenue, which is primarily related to Listing Services and Technology Solutions revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Fiscal year ended:
2013(1)	$6	$19	$95	$48	$168
2014	10	29	3	45	87
2015	9	18	-	27	54
2016	5	9	-	21	35
2017	4	1	-	12	17
2018 and thereafter	3	-	-	4	7
	$37	$76	$98	$157	$368

(1)       Represents deferred revenue that is anticipated to be recognized over the remaining six months of 2013.

(2)       The timing of recognition of our deferred Technology Solutions revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing Market Technology contracts. As such, as it relates to these revenues, the timing represents our best estimate.

The changes in our deferred revenue during the six months ended June 30, 2013 and 2012 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Balance at January 1, 2013	$36	$78	$32	$149	$295
Additions(1)	8	18	190	63	279
Amortization(1)	(7)	(20)	(118)	(57)	(202)
Translation adjustment	-	-	(6)	2	(4)
Balance at June 30, 2013	$37	$76	$98	$157	$368

Balance at January 1, 2012	$39	$86	$25	$128	$278
Additions(1)	5	12	182	57	256
Amortization(1)	(7)	(19)	(102)	(43)	(171)
Translation adjustment	-	-	-	(2)	(2)
Balance at June 30, 2012	$37	$79	$105	$140	$361

(1)    The additions and amortization for initial listing revenues, listing of additional shares revenues and annual renewal and other revenues primarily reflect revenues from our U.S. listing services business.

(2)       Technology Solutions deferred revenues primarily include revenues from delivered client contracts in the support phase charged during the period. Under contract accounting, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues, as well as costs incurred, are deferred until significant modifications are completed and delivered. Once delivered, deferred revenue and the related deferred costs are recognized over the post contract support period. We have included the deferral of costs in other current assets and other non-current assets in the Condensed Consolidated Balance Sheets. The amortization of Technology Solutions deferred revenue primarily includes revenues earned from Market Technology client contracts recognized during the period.

8. Debt Obligations

The following table presents the changes in the carrying amount of our debt obligations during the six months ended June 30, 2013:

	December 31, 2012	Additions	Payments, Conversions, Accretion and Other	June 30, 2013

	(in millions)
2.50% convertible senior notes due August 15, 2013(1)	$91	$-	$2	$93
4.00% senior unsecured notes due January 15, 2015 (net of discount)(2)	399	-	-	399
5.55% senior unsecured notes due January 15, 2020 (net of discount)(2)	598	-	-	598
5.25% senior unsecured notes due January 16, 2018 (net of discount)(2)	368	-	-	368
3.875% senior unsecured notes due June 7, 2021 (net of discount)(2)	-	782	(2)	780
$1.2 billion senior unsecured five-year credit facility(3):
$450 million senior unsecured term loan facility credit agreement due September 19, 2016 (average interest rate of 1.58% for the period January 1, 2013 through June 30, 2013)	394	-	(23)	371
$750 million revolving credit commitment due September 19, 2016 (average interest rate of 1.38% for the period January 1, 2013 through June 30, 2013)	126	50	-	176
Total debt obligations	1,976	832	(23)	2,785
Less current portion	(136)	-	(2)	(138)
Total long-term debt obligations	$1,840	$832	$(25)	$2,647

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

The 2013 Convertible Notes are convertible in certain circumstances specified in the indenture for the notes. Upon conversion, holders will receive, at the election of NASDAQ OMX, cash, common stock or a combination of cash and common stock. It is our current intent and policy to settle the principal amount of the notes in cash. The conversion rate as of June 30, 2013, subject to adjustment due to certain events including the payment of cash dividends, is 18.6002 shares of common stock per $1,000 principal amount of notes, which is equivalent to a conversion price of approximately $53.76 per share of common stock. As of June 30, 2013, the remaining aggregate principal amount outstanding of the 2013 Convertible Notes was convertible into 1,729,557 shares of our common stock. The conversion rate as of December 31, 2012, subject to adjustment in certain events, was 18.4504 shares of common stock per $1,000 principal amount of notes, which was equivalent to a conversion price of approximately $54.20 per share of common stock. As of December 31, 2012, the remaining aggregate principal amount outstanding of the 2013 Convertible Notes was convertible into 1,715,517 shares of our common stock. Subject to certain exceptions, if we undergo a “fundamental change” as described in the indenture, holders may require us to purchase their notes at a price equal to 100% of the principal amount of the notes, plus accrued and unpaid interest.

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

The changes in the liability and equity components of the 2013 Convertible Notes during the six months ended June 30, 2013 are as follows:

	Liability Component			Equity Component
	Principal Balance	Unamortized Debt Discount	Net Carrying Amount	Gross Equity Component	Deferred Taxes	Net Equity Component

	(in millions)
December 31, 2012	$93	$2	$91	$71	$32	$39
Accretion of debt discount	-	(2)	2	-	-	-
June 30, 2013	$93	$-	$93	$71	$32	$39

The unamortized debt discount on the 2013 Convertible Notes was immaterial as of June 30, 2013 and $2 million as of December 31, 2012 and is included in debt obligations in the Condensed Consolidated Balance Sheets. The effective annual interest rate on the 2013 Convertible Notes was 6.53% for both the three and six months ended June 30, 2013 and 2012, which includes the accretion of the debt discount in addition to the annual contractual interest rate of 2.50%.

The equity component of the convertible debt is included in additional paid-in capital in the Condensed Consolidated Balance Sheets and was $39 million at June 30, 2013 and December 31, 2012.

Interest Expense

Interest expense recognized on the 2013 Convertible Notes in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(in millions)
Components of interest expense recognized on the 2013 Convertible Notes
Accretion of debt discount	$1	$-	$2	$1
Contractual interest	1	1	1	2
Total interest expense recognized on the 2013 Convertible Notes	$2	$1	$3	$3

Senior Unsecured Notes

4.00% and 5.55% Senior Unsecured Notes

In January 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes. The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of June 30, 2013, the balance of $399 million for the 2015 Notes and the balance of $598 million for the 2020 Notes reflect the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $8 million in connection with the issuance of the Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended June 30, 2013 and 2012.

5.25% Senior Unsecured Notes

In December 2010, NASDAQ OMX issued $370 million of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes. The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2013, the balance of $368 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

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

3.875% Senior Unsecured Notes

In June 2013, NASDAQ OMX issued the 2021 Notes at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2013, the balance of $780 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2021 Notes.

The 2021 Notes pay interest annually at a rate of 3.875% per annum until June 7, 2021 and such rate may vary with NASDAQ OMX’s debt rating up to a rate not to exceed 5.875%. The 2021 Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. They are not guaranteed by any of our subsidiaries. The 2021 Notes were issued under indentures that among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. In addition, upon a change of control triggering event (as defined in the indenture), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.

We used the majority of the net proceeds from the offering of the 2021 Notes to fund the cash consideration payable by us for the acquisition of eSpeed and related expenses. We plan to use the remaining proceeds for general corporate purposes, which may include the repayment of indebtedness. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions,” for further discussion of our acquisition of eSpeed.

Debt Issuance Costs

We incurred debt issuance and other costs of $7 million in connection with the issuance of the 2021 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and six months ended June 30, 2013.

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

In May 2013, we borrowed $50 million under the revolving credit commitment to fund part of the acquisition of the TR Corporate Solutions businesses. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions,” for further discussion of our acquisition of the TR Corporate Solutions businesses. As of June 30, 2013, availability under the revolving credit commitment was $574 million.

The loans under the 2011 Credit Facility have a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the Federal Funds Rate, plus an applicable margin that varies with NASDAQ OMX’s debt rating.

Under the 2011 Credit Facility, we are required to pay quarterly principal payments equal to 2.50% of the original aggregate principal amount borrowed under the 2016 Term Loan. In the first six months of 2013, we made required quarterly principal payments totaling  $23 million on our 2016 Term Loan.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the entry into the 2011 Credit Facility. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the 2011 Credit Facility. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended June 30, 2013 and 2012.

Other Credit Facilities

In addition to the revolving credit commitment under our 2011 Credit Facility discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At June 30, 2013, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $300 million ($211 million in available liquidity and $89 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2012, these facilities totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

Debt Covenants

At June 30, 2013, we were in compliance with the covenants of all of our debt obligations.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs from the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(in millions)
Components of net periodic benefit cost
Interest cost	$1	$2	$3	$3
Expected return on plan assets	(1)	(2)	(3)	(3)
Recognized net actuarial loss	1	1	2	2
Curtailment loss	1	-	1	-
Net periodic benefit cost	$2	$1	$3	$2

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $5 million for the three months ended June  30, 2013,  $4 million for the three months ended June 30, 2012, $10 million for the six months ended June 30, 2013, and $8 million for the six months ended June 30, 2012.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended June 30, 2013 and 2012, and $3 million for both the six months ended June 30, 2013 and 2012.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income was immaterial for the three months ended June 30, 2013, $1 million for the three months ended June 30, 2012, and $1 million for both the six months ended June 30, 2013 and 2012.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 3.2 million shares of our common stock have been reserved for future issuance as of June 30, 2013.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was immaterial for both the three months ended June 30, 2013 and 2012 and $1 million for both the six months ended June 30, 2013 and 2012.

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

Common Shares Available Under Our Equity Plan

As of June 30, 2013, we had approximately 4.1 million shares of common stock authorized for future issuance under our Equity Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2013 and 2012 in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(in millions)
Share-based compensation expense before income taxes	$9	$12	$18	$22
Income tax benefit	(4)	(5)	(7)	(9)
Share-based compensation expense after income taxes	$5	$7	$11	$13

We estimated the fair value of stock option awards using the Black-Scholes valuation model. No stock option awards were granted during the three and six months ended June 30, 2013 or 2012.

Summary of Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2013 is as follows:

	Number of Stock Options(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

			(in years)	(in millions)
Outstanding at January 1, 2013	7,545,777	$21.10	5.0	$45
Exercised	1,559,189	9.85
Forfeited or expired	107,995	25.36
Outstanding at June 30, 2013	5,878,593	$23.99	5.3	$57
Exercisable at June 30, 2013	3,712,754	$24.88	4.2	$34

(1)      No stock option awards were granted during the three and six months ended June 30, 2013.

We received net cash proceeds of $10 million from the exercise of 1,181,764 stock options for the three months ended June 30, 2013 and received net cash proceeds of $15 million from the exercise of 1,559,189 stock options for the six months ended June 30, 2013. We received net cash proceeds of $1 million from the exercise of 58,818 stock options for the three months ended June 30, 2012 and received net cash proceeds of $2 million from the exercise of 159,117 stock options for the six months ended June 30, 2012. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on June 28, 2013 of $32.79 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $32.79 as of June 28, 2013, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of June 30, 2013 was 2.5 million.

As of June 30, 2012,  5.7 million outstanding stock options were exercisable and the weighted-average exercise price was $15.15.

Total fair value of stock options vested was immaterial for both the three and six months ended June 30, 2013 and 2012. The total pre-tax intrinsic value of stock options exercised was $27 million for the three months ended June 30, 2013, $1 million for the three months ended June 30, 2012, $33 million for the six months ended June 30, 2013 and $2 million for the six months ended June 30, 2012.

At June 30, 2013, $3 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.0 year.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the six months ended June 30, 2013:

	Restricted Stock		PSUs
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2013	3,204,188	$23.20	1,879,799	$23.14
Granted	193,745	29.80	28,028	23.44
Vested	(228,540)	23.82	(88,998)	19.75
Forfeited	(152,062)	23.77	(66,516)	23.27
Unvested balances at June 30, 2013	3,017,331	$22.69	1,752,313	$23.31

At June 30, 2013, $50  million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of  1.6 years.

11. NASDAQ OMX Stockholders’ Equity

Common Stock

At June 30, 2013,  300,000,000 shares of our common stock were authorized, 213,426,908 shares were issued and 167,221,434 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of NASDAQ OMX common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of NASDAQ OMX common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 46,205,474 shares of common stock in treasury as of June 30, 2013 and 47,821,070 shares as of December 31, 2012.

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

During the first six months of 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of June 30, 2013, the remaining amount authorized for share repurchases under the program was $215 million.

Other Repurchases of Common Stock

During the six months ended June 30, 2013, we repurchased 114,838 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At June 30, 2013 and December 31, 2012,  1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

Cash Dividends on Common Stock

During the six months ended June 30, 2013, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)

January 31, 2013	$0.13	March 14, 2013	$21	March 28, 2013
April 24, 2013	$0.13	June 14, 2013	$22	June 28, 2013

(1)      This amount was recorded in retained earnings in the Condensed Consolidated Balance Sheets at June 30, 2013.

In July 2013, the board of directors declared a regular quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend is payable on September 27, 2013 to shareholders of record at the close of business on September 13, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$88	$93	$130	$178
Denominator:
Weighted-average common shares outstanding for basic earnings per share	166,371,840	169,352,207	166,039,406	171,157,501
Weighted-average effect of dilutive securities:
Employee equity awards	3,771,134	4,076,682	3,860,175	3,952,180
3.75% convertible notes(1)	-	28,419	-	31,451
Weighted-average common shares outstanding for diluted earnings per share	170,142,974	173,457,308	169,899,581	175,141,132
Basic and diluted earnings per share:
Basic earnings per share	$0.53	$0.55	$0.78	$1.04
Diluted earnings per share	$0.52	$0.53	$0.77	$1.02

(1)      In June 2012, the remaining $0.5 million of our 3.75% convertible notes outstanding was converted into 34,482 shares of common stock in accordance with the terms of the notes.

Stock options to purchase 5,878,593 shares of common stock and 4,769,644 shares of restricted stock and PSUs were outstanding at June 30, 2013. For the three months ended June 30, 2013, we included 4,617,257 of the outstanding stock options and 4,706,334 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the six months ended June 30, 2013, we included 4,617,257 of the outstanding stock options and 4,676,922 shares of restricted stock and PSU’s in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

Stock options to purchase 9,510,622 shares of common stock and 6,339,360 shares of restricted stock and PSUs were outstanding at June 30, 2012. For the three months ended June 30, 2012, we included 6,213,454 of the outstanding stock options and 5,389,031 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the six months ended June 30, 2012, we included 6,214,754 of the outstanding stock options and 4,646,221 shares of restricted stock and PSU’s in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

The 3.75% convertible notes were accounted for under the if-converted method, as we previously had settled the convertible notes in shares of our common stock. For the three and six months ended June 30, 2012, all of the shares underlying the outstanding 3.75% convertible notes were included in the computation of diluted earnings per share on a weighted-average basis, as their inclusion was dilutive.

The 2.50% convertible senior notes are accounted for under the treasury stock method as it is our intent and policy to settle the principal amount of the notes in cash. Based on the settlement structure of the 2.50% convertible senior notes, which permits the principal amount to be settled in cash and the conversion premium to be settled in shares of our common stock or cash, we will reflect the impact of the convertible spread portion of the convertible notes in the diluted calculation using the treasury stock method. For the three and six months ended June 30, 2013 and 2012, the conversion spread of our 2.50% convertible senior notes was out of the money, and as such, they were properly excluded from the computation of diluted earnings per share.

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012.

	June 30, 2013
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$170	$170	$-	$-
Default fund and margin deposit investments(2)	1,358	614	744	-
Total	$1,528	$784	$744	$-

	December 31, 2012
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$223	$223	$-	$-
Default fund and margin deposit investments(2)	175	175	-	-
Total	$398	$398	$-	$-

(1)    Primarily comprised of trading securities, mainly Swedish government debt securities, of $133 million as of June 30, 2013 and $201 million as of December 31, 2012. Of these securities, $114 million as of June 30, 2013 and $134 million as of December 31, 2012 are restricted assets to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. This balance also includes our available-for-sale investment security in DFM valued at $37 million as of June 30, 2013 and $22 million as of December 31, 2012. See Note 6, “Investments,” for further discussion of our trading investment securities and available-for-sale investment security.

(2)    Default fund and margin deposit investments include cash contributions invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Of the total balance of $1,412 million recorded in the Condensed Consolidated Balance Sheets as of June 30, 2013,  $744 million of cash contributions have been invested in reverse repurchase agreements and $614 million of cash contributions have been invested in highly rated government debt securities. The remainder of this balance is held in cash and term deposits. As of December 31, 2012, $175 million of cash contributions were invested in highly rated government debt securities. See Note 14, “Clearing Operations,” for further discussion of default fund contributions and margin deposits.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $2.9 billion at June 30, 2013 and  $2.1 billion at December 31, 2012. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt are categorized as level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

14. Clearing Operations

Nordic Clearing

NASDAQ OMX Nordic Clearing is authorized and supervised as a European multi-asset clearinghouse by the Swedish Financial Supervisory Authority, or SFSA, and is authorized to conduct clearing operations in Norway by the Norwegian Ministry of Finance. The clearinghouse acts as the central counterparty, or CCP, for exchange and OTC trades in equity derivatives, fixed income derivatives, physical power, power derivatives, carbon derivatives, and resale and repurchase contracts.

Through our clearing operations in the financial markets, which include the resale and repurchase market, and the commodities markets, NASDAQ OMX Nordic Clearing is the legal counterparty for, and guarantees the fulfillment of, each contract cleared. These contracts are not used by NASDAQ OMX Nordic Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, NASDAQ OMX Nordic Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, NASDAQ OMX Nordic Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. In accordance with the rules and regulations of NASDAQ OMX Nordic Clearing, clearing members’ open positions are aggregated to create a single portfolio for which default fund and margin collateral requirements are calculated. See “Default Fund Contributions and Margin Deposits” below for further discussion of NASDAQ OMX Nordic Clearing’s default fund and margin requirements.

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

Default Fund Contributions and Margin Deposits

As of June 30, 2013, clearing member default fund contributions and margin deposits were as follows:

	June 30, 2013
	Cash Contributions(1)(2)	Non-Cash Contributions	Total Contributions

	(in millions)
Default fund contributions	$186	$43	$229
Margin deposits	1,203	8,796	9,999
Total	$1,389	$8,839	$10,228

(1)    As of June 30, 2013, in accordance with its investment policy, NASDAQ OMX Nordic Clearing has invested cash contributions of $744 million in reverse repurchase agreements and  $614 million in highly rated government debt securities. The remainder of this balance is held in cash and term deposits.

(2)    Pursuant to clearing member agreements, we pay interest on cash contributions to clearing members.

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in both the financial and commodities markets, contributions must be made to both markets’ default funds. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by NASDAQ OMX Nordic Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default. In addition to clearing members’ required contributions to the default funds, NASDAQ OMX Nordic Clearing is also required to contribute capital to the default funds and overall regulatory capital as specified under its clearinghouse rules. As of June 30, 2013, NASDAQ OMX Nordic Clearing committed capital totaling $108 million to the member sponsored default funds and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and NASDAQ OMX Nordic Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

Other Capital Contributions by NASDAQ OMX Nordic Clearing

NASDAQ OMX Nordic Clearing maintains a $89 million credit facility which may be utilized in certain situations to satisfy regulatory requirements. As of June 30, 2013, NASDAQ OMX Nordic Clearing committed $9 million of this credit facility to satisfy its regulatory requirements under its default fund structure, none of which was utilized.

Margin Deposits

NASDAQ OMX Nordic Clearing requires all clearing members to provide collateral, which may consist of cash and non-cash contributions, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. See “Default Fund Contributions” above for further discussion of cash and non-cash contributions.

In April 2013, NASDAQ OMX Nordic Clearing implemented a new collateral management process. With the implementation of this new process, NASDAQ OMX Nordic Clearing now maintains and manages all cash deposits related to margin collateral. Since all risks and rewards of collateral ownership, including interest, belong to NASDAQ OMX Nordic Clearing, these cash deposits are recorded in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and current liability. Prior to the implementation of the new collateral management process, all collateral was maintained at a third-party custodian bank for the benefit of the clearing members and was immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default. The pledged margin collateral was not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belonged to the counterparty. Assets pledged are held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default.

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

As mentioned above, NASDAQ OMX Nordic Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. NASDAQ OMX Nordic Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of June 30, 2013.

The market value of derivative contracts outstanding prior to netting was as follows:

June 30, 2013
(in millions)
Commodity forwards and options(1)(2)	$1,448
Fixed-income options and futures(2)(3)	473
Stock options and futures(2)(3)	110
Index options and futures(2)(3)	86
Total	$2,117

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

(3)    We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

The total number of derivative contracts cleared through NASDAQ OMX Nordic Clearing for the six months ended June 30, 2013 and 2012 was as follows:

	June 30, 2013	June 30, 2012
Commodity forwards and options(1)	459,914	468,040
Fixed-income options and futures	15,973,955	19,602,663
Stock options and futures	15,693,325	14,910,191
Index options and futures	20,967,610	22,565,321
Total	53,094,804	57,546,215

(1)    The total volume in cleared power related to commodity contracts was 884 Terawatt hours (TWh) for the six months ended June  30, 2013 and 867 TWh for the six months ended June 30, 2012.

The outstanding contract value of resale and repurchase agreements was $4.3 billion as of  June  30, 2013 and $5.0 billion as of June  30, 2012. The total number of contracts cleared for the six months ended June 30, 2013 was 2,264,096 and for the six months ended June  30, 2012 was 1,864,474.

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

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•    junior capital contributed by NASDAQ OMX Nordic Clearing, which totaled $15 million at June 30, 2013;

•    a  loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•    specific market default fund where the loss occurred, either financial or commodities market, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis;

•    senior capital contributed by NASDAQ OMX Nordic Clearing, calculated in accordance with clearinghouse rules to be $24 million at June 30, 2013; and

•    mutualized default fund, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis.

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

Through its clearing operations, NOS Clearing is the legal counterparty for, and guarantees the fulfillment of, each contract cleared. These contracts are not used by NOS Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, NOS Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, NOS Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. In accordance with the rules and regulations of NOS Clearing, clearing members’ open positions are aggregated to create a single portfolio for which margin collateral requirements are calculated. As of June 30, 2013, the market value of derivative contracts outstanding, prior to netting, was $25 million. The total number of derivative contracts cleared through NOS Clearing for the six months ended June 30, 2013 was 1,210,090.

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

As of June 30, 2013, NOS Clearing committed capital to the default funds in the form of cash totaling $41 million. This committed capital is reflected as restricted cash in the Condensed Consolidated Balance Sheets. Clearing members’ pledged default fund contributions and margin collateral totaled $419 million as of June 30, 2013 and is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty.

U.S. Clearing

Similar to our clearing operations discussed above, NASDAQ OMX Commodities Clearing Company, or NOCC, through riskless principal trading and clearing, is the legal counterparty for each customer position traded and NOCC thereby guarantees the fulfillment of each of its customer’s transactions.

We require market participants at NOCC to meet certain minimum financial standards to mitigate the risk that they become unable to satisfy their obligations and to provide collateral to cover the daily margin call as needed. Customer pledged cash collateral held by NOCC, which was $23 million at June 30, 2013 and $33 million at December 31, 2012, is included in default funds and margin deposits as both a current asset and current liability in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belong to NOCC. Additionally, NOCC is the beneficiary of letters of credit from banks meeting certain rating standards, which are posted on behalf of market participants in lieu of posting cash collateral. The aggregate amount of letters of credit for which NOCC is the beneficiary was $87 million at June 30, 2013 and $101 million at December 31, 2012.

As of June 30, 2013 and December 31, 2012, NASDAQ OMX has contributed $25 million to the NOCC guarantee fund which is recorded in non-current restricted cash in the Condensed Consolidated Balance Sheets.

15. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. Financial guarantees issued to us totaled $13 million at June 30, 2013 and $7 million at December 31, 2012. At June 30, 2013, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $300 million ($211 million in available liquidity and $89 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2012, these facilities totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

Execution Access LLC, or Execution Access, is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald & Co., or Cantor Fitzgerald. As of June 30, 2013, we have contributed $19 million of margin deposits to Cantor Fitzgerald in connection with this clearing arrangement. These margin deposits are recorded in other non-current assets in our condensed consolidated balance sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation, or FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is typically one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $16 million as of June 30, 2013 and $18 million at December 31, 2012. These guarantees are primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $2 million as of June 30, 2013 and $5 million as of December 31, 2012 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

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

In connection with the launch of NASDAQ OMX NLX, we have entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since the amount of these payments is not currently probable and cannot be quantified as of June 30, 2013, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these payments.

Voluntary Accommodation Program

In connection with the initial public offering by Facebook on May 18, 2012, systems issues were experienced at the opening of trading of Facebook shares. We announced a one-time program for voluntary accommodations to qualifying members of up to $62 million, for which a liability has been recorded as this program was approved by the SEC in March 2013. This program expanded the pool available for qualified losses arising directly from the system issues.

Escrow Agreements

In connection with our acquisitions of FTEN, SMARTS Group Holdings Pty Ltd, or SMARTS, Glide Technologies, and the Index Business of Mergent, Inc., including Indxis, we entered into escrow agreements to secure the payments of post-closing adjustments and to ensure other closing conditions. At June 30, 2013, these escrow agreements provide for future payments of $14 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

Routing Brokerage Activities

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

Litigation

As previously disclosed, we became a party to several legal and regulatory proceedings in 2012 relating to the Facebook IPO that occurred on May 18, 2012. We believe that the legal actions filed against NASDAQ OMX are without merit and intend to defend them vigorously.

As described in our Annual Report on Form 10-K for the year ended December 31, 2012, we are named as a defendant in a consolidated matter captioned In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389 (S.D.N.Y.). On April

30, 2013, lead plaintiffs in the consolidated matter filed a consolidated amended complaint, naming our Chief Executive Officer and our prior Chief Information Officer as new defendants in connection with their roles in the Facebook IPO. The amended complaint alleges that each violated Section 20(a) of the Securities Exchange Act of 1934, or the Act, and Rule 10b-5, promulgated under the Act.

In our Quarterly Report on Form 10-Q for the period ended March 31, 2013, we identified a demand for arbitration from a member organization seeking indemnification for alleged losses associated with the Facebook IPO. On June 18, 2013, the District Court for the Southern District of New York granted a preliminary injunction enjoining the arbitration, and the member organization has appealed the order granting the injunction to the Second Circuit Court of Appeals.

Also as previously disclosed, the staff of the SEC’s Division of Enforcement conducted an investigation relating to the systems issues experienced with the Facebook IPO. On May 29, 2013, the Commission accepted our offer of settlement, resolving this matter.  As part of the settlement, our subsidiaries, The NASDAQ Stock Market LLC and NASDAQ Execution Services LLC, agreed to implement several measures aimed at preventing future violations of the Act and the rules and regulations promulgated thereunder, most of which have been implemented. In addition, The NASDAQ Stock Market LLC paid a $10 million penalty to the United States Treasury.

Except as disclosed above and in prior reports filed under the Act, we are not currently a party to any litigation or proceeding that we believe could have a material adverse effect on our business, condensed consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

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

Our Market Services segment consists of our U.S. and European cash equity and derivative trading and clearing businesses and our Access and Broker Services business.  In addition, eSpeed’s electronic benchmark U.S. treasury brokerage and co-location service businesses are part of our Market Services segment. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions,” for further discussion.

Our Listing Services segment consists of our U.S. and European listing businesses, which provide services for companies listed on The NASDAQ Stock Market and our Nordic and Baltic exchanges.

Our Information Services segment includes our Market Data Products and Index Licensing and Services businesses. Our Market Data Products business sells and distributes quote and trade information to market participants and data distributers. Our Index Licensing and Services business develops and licenses NASDAQ OMX branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. In addition, eSpeed’s market data business is part of our Information Services segment. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions,” for further discussion.

Our Technology Solutions segment includes our Market Technology and Corporate Solutions businesses. Our Market Technology business is the world’s leading technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business is also the sales channel for our complete global offering to other marketplaces. Market Technology provides technology solutions for trading, clearing, settlement and information dissemination, and also offers facility management integration, surveillance solutions, and advisory services. Our Corporate Solutions business offers companies access to innovative products and software solutions and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance. On May 31, 2013, we acquired the TR Corporate Solutions businesses. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions,” for further discussion.

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

The following table presents certain information regarding these operating segments for the three and six months ended June 30, 2013 and 2012.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations(1)	Consolidated

	(in millions)
Three Months Ended June 30, 2013
Total revenues	$553	$58	$108	$95	$-	$814
Cost of revenues	(363)	-	-	-	-	(363)
Revenues less transaction rebates, brokerage, clearance and exchange fees	190	58	108	95	-	451
Operating income (loss)	$75	$23	$79	$7	$(25)	$159

Three Months Ended June 30, 2012
Total revenues	$587	$55	$106	$67	$-	$815
Cost of revenues	(388)	-	-	-	-	(388)
Revenues less transaction rebates, brokerage, clearance and exchange fees	199	55	106	67	-	427
Operating income (loss)	$80	$22	$78	$4	$(9)	$175

Six Months Ended June 30, 2013
Total revenues	$1,060	$113	$215	$169	$-	$1,557
Cost of revenues	(688)	-	-	-	-	(688)
Revenues less transaction rebates, brokerage, clearance and exchange fees	372	113	215	169	-	869
Operating income (loss)	$149	$47	$160	$9	$(116)	$249

Six Months Ended June 30, 2012
Total revenues	$1,167	$112	$208	$132	$-	$1,619
Cost of revenues	(778)	-	-	-	-	(778)
Revenues less transaction rebates, brokerage, clearance and exchange fees	389	112	208	132	-	841
Operating income (loss)	$159	$45	$153	$9	$(20)	$346

(1)       Corporate items and eliminations for the three months ended June 30, 2013 primarily include merger and strategic initiatives expenses. Corporate items and eliminations for the six months ended June 30, 2013 primarily include expenses related to our voluntary accommodation program, merger and strategic initiatives expense,  expense related to an SEC matter, restructuring charges, and special legal expenses. Corporate items and eliminations for the three and six months ended June 30, 2012 primarily include restructuring charges, merger and strategic initiatives expense and income from open positions relating to operations of the exchange.

In connection with our change in reportable segments, total assets as of December 31, 2012 have been recast as presented in the following table.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations	Consolidated

	(in millions)
Total assets at June 30, 2013	$7,277	$283	$2,533	$1,081	$779	$11,953
Total assets at December 31, 2012	4,981	254	2,456	625	816	9,132

The increase in total assets for Market Services reflects an increase in goodwill and intangible assets associated with the acquisition of eSpeed as well as an increase in default funds and margin deposits, which reflects NASDAQ OMX Nordic’s implementation of a new collateral management process in the second quarter of 2013. The increase in Technology Solutions reflects an increase in goodwill and intangible assets associated with the acquisition of the TR Corporate Solutions businesses.

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of June 30, 2013, The NASDAQ Stock Market was home to 2,581 listed companies with a combined market capitalization of approximately $5.9 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, three options markets, an electronic platform for trading U.S. Treasuries and a futures market. We also engage in riskless principal trading and clearing of OTC power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of June 30, 2013, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 758 listed companies with a combined market capitalization of approximately $1.0 trillion. We also operate NASDAQ OMX Armenia.

In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange for trading and clearing of futures in the Nordics, Germany and the U.K., one of Europe’s largest carbon exchanges and together with Nord Pool Spot, N2EX, a marketplace for physical U.K. power contracts. We also operate NOS Clearing, a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market and NASDAQ OMX NLX, a new London-based market for trading of listed short-term and long-term European (Euro and Sterling) interest rate derivative products.

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

Our reportable segments are as follows:

Market Services

Our Market Services segment consists of our U.S. and European cash equity and derivative trading and clearing businesses and our Access and Broker Services business.  We offer trading on multiple exchanges and facilities across several asset classes, including cash equities, derivatives, debt, commodities, structured products and ETFs. In addition, in some of the countries where we operate exchanges, we also provide clearing, settlement and depository services. In addition, eSpeed’s electronic benchmark U.S. treasury brokerage and co-location service businesses are part of our Market Services segment. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions,” for further discussion.

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We offer capital raising solutions to over 3,300 companies around the globe representing approximately $6.9  trillion in total market value as of June 30, 2013.

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

Information Services

Our Information Services segment includes our Market Data Products and our Index Licensing and Services businesses.

Our Market Data Products business delivers historical and real-time market data to 2.5  million financial professionals and individual investors globally. Our Index Licensing and Services business has been creating innovative and transparent indexes since 1971. Today, there are over 8,000 products based on NASDAQ OMX indexes, spanning different geographies and asset classes with over $1 trillion in notional value. In addition, eSpeed’s market data business is part of our Information Services segment. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions,” for further discussion.

Technology Solutions

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses.

Our Corporate Solutions business offers companies access to innovative products and software solutions and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance. On May 31, 2013, we acquired the TR Corporate Solutions businesses. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion. With the acquisition of the TR Corporate Solutions businesses, Corporate Solutions revenues primarily include subscription and transaction-based income from our Governance, Investor Relations, Multimedia Solutions and Public Relations businesses.

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

Business Environment

We serve listed companies, market participants and investors by providing high quality cash equity, derivative and commodities markets, thereby facilitating economic growth and corporate entrepreneurship. We also provide market technology to exchanges, clearing organizations and central securities depositories around the world. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for capital markets, and changing technology in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends including:

•    Trading volumes, particularly in U.S. and European derivative and cash equity securities, which are driven primarily by overall macroeconomic conditions;

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

Currently our business drivers are defined by investors’ continuing cautious outlook about the pace of global economic recovery and certain governments’ ability to fund their sovereign debt. As the global economy continues to avoid the intermittent crisis environments of 2010-2012, we are experiencing modest growth in many of our businesses rather than the recent sporadic increases in the level of market volatility, oscillating trading volumes, and general business uncertainty. Many of our largest customers are also altering their business models and associated trading volumes as they address the implementation of regulatory changes initiated following the global financial crisis. In the second quarter of 2013, the U.S. and European derivative trading and clearing businesses experienced an increase in volumes while the cash equity trading businesses were negatively impacted by lower industry trading volumes. Strong performances by major stock market indices and consistently low volatility during the second quarter of 2013 helped to boost the U.S. and global IPO markets. Additional impacts on our business drivers included the international enactment and implementation of new legislative and regulatory initiatives, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the second quarter of 2013 may be characterized as follows:

•    A  stronger pace of new equity issuance in the U.S. with 35 IPOs on The NASDAQ Stock Market, up from 15 in the second quarter of 2012. IPO activity improved in the Nordics with 6 IPOs in the second quarter of 2013 on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. There were no IPOs in the second quarter of 2012 on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•    Average daily matched equity options volume for our three U.S. options exchanges, NASDAQ OMX PHLX, The NASDAQ Options Market, and NASDAQ OMX BX Options, increased 18.1% compared to the second quarter of 2012, while overall average daily U.S. options volume increased 6.7%. The increase in our average daily matched options volume was driven by an increase in our combined matched market share for our three U.S. options exchanges of 2.7 percentage points;

•    Average daily matched share volume for all of our U.S. cash equity markets decreased by 17.1%, while average daily U.S. share volume fell by 3.6% relative to the second quarter of 2012. Volatility, often a driver of volume levels, was lower in the second quarter of 2013 compared with the same period in 2012. Losses in matched share volume were due to both lower U.S. consolidated volume and a decrease in matched market share from 22.2% in the second quarter of 2012 (NASDAQ 18.1%; NASDAQ OMX BX 2.8%; NASDAQ OMX PSX 1.3%) to 19.1% in the second quarter of 2013 (NASDAQ 15.9%; NASDAQ OMX BX 2.4%; NASDAQ OMX PSX 0.8%);

•    Growth of 1.7% experienced by our Nordic and Baltic exchanges relative to the second quarter of 2012 in the number of traded and cleared equity and fixed-income contracts (excluding Finnish option contracts traded on Eurex);

•    An  11.0% decrease relative to the second quarter of 2012 in the average daily number of cash equity trades on our Nordic and Baltic exchanges;

•    A  1.0%  increase relative to the second quarter of 2012 in the Swedish Krona value of cash equity transactions on our Nordic and Baltic exchanges;

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

Financial Summary

The following table summarizes our financial performance for the three and six months ended June 30, 2013 when compared with the same periods in 2012. The comparability of our results of operations between reported periods is impacted by the acquisition of the TR Corporate Solutions businesses completed on May 31, 2013. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion.

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(in millions)			(in millions)
Revenues less transaction rebates, brokerage, clearance and exchange fees	$451	$427	5.6%	$869	$841	3.3%
Operating expenses	292	252	15.9%	620	495	25.3%
Operating income	159	175	(9.1)%	249	346	(28.0)%
Interest expense	26	24	8.3%	50	48	4.2%
Asset impairment charges	-	28	#	10	40	(75.0)%
Income before income taxes	135	125	8.0%	194	262	(26.0)%
Income tax provision	47	33	42.4%	64	86	(25.6)%
Net income attributable to NASDAQ OMX	$88	$93	(5.4)%	$130	$178	(27.0)%
Diluted earnings per share	$0.52	$0.53	(1.9)%	$0.77	$1.02	(24.5)%

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

Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” For the three months ended June 30, 2013, approximately 35.0% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 28.3% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone. For the six months ended June 30, 2013, approximately 35.6% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 36.0% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

The following summarizes significant changes in our financial performance for the three and six months ended June 30, 2013 when compared with the same periods in 2012:

•    Revenues less transaction rebates, brokerage, clearance and exchange fees increased  $24 million, or 5.6%, to $451 million in the second quarter of 2013, compared with $427 million in the same period in 2012, reflecting an operational increase in revenues of $18 million and a favorable impact from foreign exchange of $6 million. The increase in operational revenues was primarily due to an:

•     increase in Technology Solutions revenues of $26 million due to increases in both Corporate Solutions and Market Technology revenues;

•     increase in Listing Services revenues of $2 million due to increases in both U.S. and European listing revenues;

•     increase in Information Services revenues of $1 million, primarily due to an increase in Index Licensing and Services revenues, partially offset by;

•     a decrease in Market Services revenues of $11 million, primarily reflecting a decrease in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees.

•    Revenues less transaction rebates, brokerage, clearance and exchange fees increased $28 million, or 3.3%, to $869 million in the first six months of 2013, compared with $841 million in the same period in 2012, reflecting an operational increase in revenues of $17 million and a favorable impact from foreign exchange of $11 million. The increase in operational revenues was primarily due to an:

•     increase in Technology Solutions revenues of $33 million due to increases in both Corporate Solutions and Market Technology revenues;

•     increase in Information Services revenues of $5 million due to increases in both Index Licensing and Services and Market Data Products revenues, partially offset by;

•     a decrease in Market Services revenues of $21 million, primarily reflecting a decrease in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees.

"

Operating expenses increased  $40 million, or 15.9%, to $292 million in the second quarter of 2013, compared with $252 million in the same period of 2012, reflecting an increase in operating expenses of $36 million and an unfavorable impact from foreign exchange of $4 million. The operational increase in operating expenses was primarily due to increased merger and strategic initiatives expense of $24 million, increased compensation and benefits expense of $11 million, and increased professional and contract services expense of $8 million, partially offset by a decrease in restructuring charges of $17 million.

"

Operating expenses increased $125 million, or 25.3%, to $620 million in the first six months of 2013, compared with $495 million in the same period of 2012, reflecting an increase in operating expenses of $119 million and an unfavorable impact from foreign exchange of $6 million. The operational increase in operating expenses was primarily due to expense incurred in connection with our voluntary accommodation program of $62 million,  increased merger and strategic initiatives expense of $30 million, increased compensation and benefits expense of $16 million, increased professional and contract services expense of $12 million, and increased general, administrative and other expense of $11 million, partially offset by a decrease in restructuring charges of $17 million.

•    In the first six months of 2013, asset impairment charges of $10 million were related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million). In the second quarter of 2012, we recorded asset impairment charges totaling $28 million related to certain acquired finite-lived intangible assets associated with technology ($19 million), customer relationships ($6 million), and certain trade names ($3 million). In the first six months of 2012, we also recorded an other-than-temporary impairment charge of $12 million related to our equity interest in EMCF.

"

Income tax provision increased  $14 million, or 42.4%, in the second quarter of 2013, compared with the same period of 2012 primarily due to higher income before income taxes and a higher effective tax rate in the second quarter of 2013 when compared with the same period in 2012 primarily due to a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which are not reflected in pre-tax earnings.

•    Income tax provision decreased $22 million, or 25.6%, in the first six months of 2013, compared with the same period of 2012 primarily due to lower income before income taxes in the first six months of 2013 when compared with the same period in 2012 primarily due to a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which are not reflected in pre-tax earnings.

These current and prior year items are discussed in more detail below.

NASDAQ OMX’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Listing Services, and Technology Solutions segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Market Services
Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	15.9	14.9	15.4	15.4
NASDAQ OMX PHLX matched market share	18.0%	19.6%	19.3%	20.9%
The NASDAQ Options Market matched market share	8.9%	5.6%	8.4%	5.4%
NASDAQ OMX BX Options Market matched market share	1.0%	-	1.0%	-
Total market share	27.9%	25.2%	28.7%	26.3%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Options, futures and fixed-income contracts	438,418	431,154	442,805	451,433
Finnish option contracts traded on Eurex	101,255	92,616	123,438	81,582
NASDAQ OMX Commodities
Power contracts cleared (TWh)(1)	424	346	884	867
Cash Equity Trading
NASDAQ securities
Total average daily share volume (in billions)	1.78	1.80	1.80	1.80
Matched market share executed on NASDAQ	25.5%	27.3%	24.3%	26.8%
Matched market share executed on NASDAQ OMX BX	2.4%	2.9%	2.5%	2.7%
Matched market share executed on NASDAQ OMX PSX	0.8%	1.6%	0.9%	1.5%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	35.8%	31.4%	35.8%	32.3%
Total market share(2)	64.5%	63.2%	63.5%	63.3%
New York Stock Exchange, or NYSE, securities
Total average daily share volume (in billions)	3.58	3.86	3.57	3.88
Matched market share executed on NASDAQ	11.7%	13.7%	11.6%	13.6%
Matched market share executed on NASDAQ OMX BX	2.2%	2.7%	2.3%	2.6%
Matched market share executed on NASDAQ OMX PSX	0.5%	0.9%	0.5%	0.8%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	32.0%	29.1%	32.3%	30.3%
Total market share(2)	46.4%	46.4%	46.7%	47.3%
NYSE MKT and regional securities
Total average daily share volume (in billions)	1.24	1.19	1.12	1.15
Matched market share executed on NASDAQ	14.6%	18.3%	14.0%	18.6%
Matched market share executed on NASDAQ OMX BX	2.7%	2.9%	2.7%	2.6%
Matched market share executed on NASDAQ OMX PSX	1.4%	2.4%	1.4%	2.2%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	31.2%	28.1%	32.0%	28.7%
Total market share(2)	49.9%	51.7%	50.1%	52.2%
Total U.S.-listed securities
Total average daily share volume (in billions)	6.60	6.85	6.49	6.84
Matched share volume (in billions)	80.7	95.8	150.9	185.9
Matched market share executed on NASDAQ	15.9%	18.1%	15.6%	17.9%
Matched market share executed on NASDAQ OMX BX	2.4%	2.8%	2.4%	2.6%
Matched market share executed on NASDAQ OMX PSX	0.8%	1.3%	0.8%	1.2%
Total market share	19.1%	22.2%	18.8%	21.7%
NASDAQ OMX Nordic and NASDAQ OMX Baltic securities
Average daily number of equity trades	329,030	369,680	322,952	370,929
Total average daily value of shares traded (in billions)	$4.4	$4.3	$4.4	$4.4
Total market share	69.7%	67.8%	69.2%	69.0%

Listing Services
Initial public offerings
NASDAQ	35	15	53	36
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	6	-	6	1
New listings
NASDAQ(3)	67	29	100	72
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(4)	12	2	16	5
Number of listed companies
NASDAQ(5)	2,581	2,636	2,581	2,636
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	758	759	758	759

Technology Solutions
Market Technology
Order intake (in millions)(7)	$44	$82	$63	$135
Total order value (in millions)(8)	$507	$538	$507	$538

(1)      Primarily transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by TWh.

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

(8)    Represents total contract value of signed orders that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 7, “Deferred Revenue,” to the condensed consolidated financial statements, represents cash payments received that are yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total second quarter 2013 revenues less transaction rebates, brokerage, clearance and exchange fees of $451 million, 42.1% was from our Market Services segment, 12.9% was from our Listing Services segment, 23.9% was from our Information Services segment and 21.1% was from our Technology Solutions segment. Of our total second quarter 2012 revenues less transaction rebates, brokerage, clearance and exchange fees of $427 million, 46.6% was from our Market Services segment, 12.9% was from our Listing Services segment, 24.8% was from our Information Services segment and 15.7% was from our Technology Solutions segment.

Of our total first six months of 2013 revenues less transaction rebates, brokerage, clearance and exchange fees of $869 million, 42.8% was from our Market Services segment, 13.0% was from our Listing Services segment, 24.7% was from our Information Services segment and 19.5% was from our Technology Solutions segment. Of our total first six months of 2012 revenues less transaction rebates, brokerage, clearance and exchange fees of $841 million, 46.3% was from our Market Services segment, 13.3% was from our Listing Services segment, 24.7% was from our Information Services segment and 15.7% was from our Technology Solutions segment.

The following table shows our revenues by segment, cost of revenues for our Market Services segment and total revenues less transaction rebates, brokerage, clearance and exchange fees:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2013	2012	Change	2013	2012	Change

	(in millions)			(in millions)
Market Services	$553	$587	(5.8)%	$1,060	$1,167	(9.2)%
Cost of revenues	(363)	(388)	(6.4)%	(688)	(778)	(11.6)%
Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	190	199	(4.5)%	372	389	(4.4)%
Listing Services	58	55	5.5%	113	112	0.9%
Information Services	108	106	1.9%	215	208	3.4%
Technology Solutions	95	67	41.8%	169	132	28.0%
Total revenues less transaction rebates, brokerage, clearance and exchange fees	$451	$427	5.6%	$869	$841	3.3%

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(in millions)			(in millions)
Market Services Revenues:
Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(1)	$125	$103	21.4%	$241	$225	7.1%
Cost of revenues:
Transaction rebates	(68)	(53)	28.3%	(130)	(124)	4.8%
Brokerage, clearance and exchange fees(1)	(9)	(6)	50.0%	(19)	(15)	26.7%
Total U.S. derivative trading and clearing cost of revenues	(77)	(59)	30.5%	(149)	(139)	7.2%
U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	48	44	9.1%	92	86	7.0%
European derivative trading and clearing	28	26	7.7%	58	59	(1.7)%
Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	76	70	8.6%	150	145	3.4%
Cash Equity Trading Revenues:
U.S. cash equity trading(2)	315	373	(15.5)%	591	713	(17.1)%
Cost of revenues:
Transaction rebates	(208)	(246)	(15.4)%	(388)	(480)	(19.2)%
Brokerage, clearance and exchange fees(2)	(78)	(83)	(6.0)%	(151)	(159)	(5.0)%
Total U.S. cash equity cost of revenues	(286)	(329)	(13.1)%	(539)	(639)	(15.6)%
U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	29	44	(34.1)%	52	74	(29.7)%
European cash equity trading	22	19	15.8%	43	42	2.4%
Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	51	63	(19.0)%	95	116	(18.1)%
Access and Broker Services Revenues	63	66	(4.5)%	127	128	(0.8)%
Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$190	$199	(4.5)%	$372	$389	(4.4)%

(1)             Includes Section 31 fees of $7 million in the second quarter of 2013, $6 million in the second quarter of 2012, $16 million in the first six months of 2013 and $14 million in the first six months of 2012. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

(2)     Includes Section 31 fees of $69 million in the second quarter of 2013, $84 million in the second quarter of 2012, $133 million in the first six months of 2013 and $146 million in the first six months of 2012. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees decreased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to a decline in cash equity trading revenues less transaction rebates, brokerage, clearance, and exchange fees, partially offset by an increase in derivative trading and clearing revenues less transaction rebates, brokerage, clearance, and exchange fees.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to higher industry volumes and an increase in our overall market share, partially offset by a decrease in net revenue capture per traded contract.

U.S. derivative trading and clearing revenues increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to an increase in industry trading volumes and an increase in our overall market share.

Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded.  Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $7 million in the second quarter of 2013, $6 million in the second quarter of 2012, $16 million in the first six months of 2013 and $14 million in the first six months of 2012.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to higher industry trading volumes and an increase in our overall market share, partially offset by an increase in the rebate capture rate.

Brokerage, clearance and exchange fees increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to an increase in routing costs.

European Derivative Trading and Clearing Revenues

The following table shows revenues from European derivative trading and clearing:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(in millions)			(in millions)
European Derivative Trading and Clearing Revenues:
Options and futures contracts	$11	$11	-	$22	$23	(4.3)%
Energy, carbon and other commodity products	12	8	50.0%	25	21	19.0%
Fixed-income products	4	6	(33.3)%	9	12	(25.0)%
Other revenues and fees	1	1	-	2	3	(33.3)%
Total European Derivative Trading and Clearing revenues	$28	$26	7.7%	$58	$59	(1.7)%

European derivative trading and clearing revenues increased in the second quarter of 2013 and decreased in the first six months of 2013 when compared with the same periods in 2012. The increase in the second quarter of 2013 was primarily due to higher commodity volumes and a favorable impact from foreign exchange of $1 million, partially offset by lower revenues from fixed-income products. The decrease in the first six months of 2013 was primarily due to a lower rate per contract in equity derivatives due to pricing incentives aimed at capturing OTC volume and lower trading activity for index futures and fixed income products, partially offset by higher commodity volumes and a favorable impact from foreign exchange of $2 million.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees decreased in both the second quarter and first six months of 2013 compared with the same periods in 2012. The decreases were primarily due to declines in industry trading volumes,  declines in our market share and income of $11 million from open positions relating to the operations of the exchange included in our results for both the second quarter and first six months of 2012.

U.S. cash equity trading revenues decreased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to declines in industry trading volumes and declines in our market share. Similar to U.S. derivative trading and clearing, we record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $69 million in the second quarter of 2013, $84 million in the second quarter of 2012, $133 million in the first six months of 2013 and $146 million in the first six months of 2012.  The decreases  were primarily due to lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems.

For NASDAQ and NASDAQ OMX PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates decreased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to a decline in industry trading volumes and our market share.

Brokerage, clearance and exchange fees decreased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to a decrease in Section 31 pass-through fees, a decrease in both the amount of volume routed by NASDAQ due to declines in industry trading volumes and our matched market share and income of $11 million from open positions relating to the operations of the exchange included in our results for both the second quarter and first six months of 2012.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges. European cash equity trading revenues increased in both the second quarter and first six months of 2013 compared with the same periods in 2012. The increases were primarily due to higher average pricing and a favorable impact from foreign exchange of $1 million for both the second quarter and first six months of 2013.

Access and Broker Services Revenues

Access and Broker Services revenues decreased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to declines in customer demand for network connectivity services, partially offset by revenue from new products.

LISTING SERVICES

The following table shows revenues from our Listing Services segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2013	2012	Change	2013	2012	Change

	(in millions)			(in millions)
Listing Services Revenues:
U.S. listing services	$44	$43	2.3%	86	87	(1.1)%
European listing services	14	12	16.7%	27	25	8.0%
Total Listing Services revenues	$58	$55	5.5%	113	112	0.9%

Listing Services revenues increased in both the second quarter and first six months of 2013 compared with the same periods in 2012. The increase in the second quarter of 2013 was due to an increase in European listing services revenues primarily due to higher market capitalization and an increase in U.S. listing services revenues primarily due to increases in both U.S. initial listing fees and listing of additional shares  fees. Listing of additional shares fees and initial listing fees are recognized on a straight line basis over an estimated service period, which are four and six years, respectively, and can vary over time. The increase in the first six months of 2013 was due to an increase in European listing services revenues primarily due to higher market capitalization. The increase in the second quarter of 2013 is also due to a favorable impact from foreign exchange of $1 million.

INFORMATION SERVICES

The following table shows revenues from our Information Services segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(in millions)			(in millions)
Information Services Revenues:
Market Data Products Revenues:
U.S. market data products	$64	$63	1.6%	127	124	2.4%
European market data products	20	20	-	40	41	(2.4)%
Index data products	6	7	(14.3)%	13	12	8.3%
Total Market Data Products revenues	90	90	-	180	177	1.7%
Index Licensing and Services revenues	18	16	12.5%	35	31	12.9%
Total Information Services revenues	$108	$106	1.9%	215	208	3.4%

Information Services revenues increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to increases in U.S. market data products and Index Licensing and Services revenues.

U.S. Market Data Products Revenues

U.S. market data products revenues increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to higher customer demand for proprietary data products and pricing changes, partially offset by lower audit collections and a decline in net U.S. tape plan revenues.

Index Licensing and Services Revenues

Index Licensing and Services revenues increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to our acquisition of the index business of Mergent, Inc., including Indxis, in December 2012 and an increase in the underlying assets associated with NASDAQ OMX-licensed ETFs and other financial products due to product growth and newly executed product licenses.

TECHNOLOGY SOLUTIONS

The following table shows revenues from our Technology Solutions segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(in millions)			(in millions)
Technology Solutions Revenues:
Corporate Solutions Revenues:
Governance	$4	$3	33.3%	$7	$4	75.0%
Investor relations	24	10	#	35	19	84.2%
Multimedia solutions	7	3	#	10	7	42.9%
Public relations	9	6	50.0%	16	12	33.3%
Total Corporate Solutions revenues	44	22	#	68	42	61.9%

Market Technology Revenues:
Software, license and support	35	35	-	73	71	2.8%
Change request and advisory	9	6	50.0%	15	10	50.0%
Software as a service	7	4	75.0%	13	9	44.4%
Total Market Technology revenues	51	45	13.3%	101	90	12.2%
Total Technology Solutions revenues	$95	$67	41.8%	$169	$132	28.0%

#            Denotes a variance equal to or greater than 100.0%.

Technology Solutions revenues increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 due to increases in both Corporate Solutions revenues and Market Technology revenues. Market Technology revenues included a favorable impact from foreign exchange of $2 million in the second quarter of 2013 and $4 million in the first six months of 2013.

Corporate Solutions Revenues

Corporate Solutions revenues increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to the acquisition of the TR Corporate Solutions businesses completed on May 31, 2013 and expanding customer utilization of Directors Desk and GlobeNewswire products. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion.

Market Technology Revenues

Market Technology revenues increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to revenues attributable to BWise, which was acquired in May 2012, increased customer demand for SMARTS broker surveillance and a favorable impact from foreign exchange of $2 million in the second quarter of 2013 and $4 million in the first six months of 2013.

Total Order Value

As of June 30, 2013, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $507 million. Market Technology deferred revenue of $145 million, which is included in this amount, represents cash payments received that are yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value

(in millions)
Fiscal year ended:
2013(1)	$86
2014	151
2015	98
2016	77
2017	50
2018 and thereafter	45
Total	$507

(1)       Represents revenues that are anticipated to be recognized over the remaining six months of 2013.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2013	2012	Change	2013	2012	Change

	(in millions)			(in millions)
Compensation and benefits	$126	$113	11.5%	$243	$224	8.5%
Marketing and advertising	8	6	33.3%	15	13	15.4%
Depreciation and amortization	28	25	12.0%	55	51	7.8%
Professional and contract services	35	26	34.6%	64	51	25.5%
Computer operations and data communications	20	17	17.6%	35	33	6.1%
Occupancy	23	23	-	46	46	-
Regulatory	8	9	(11.1)%	16	18	(11.1)%
Merger and strategic initiatives	25	1	#	33	3	#
Restructuring charges	-	17	#	9	26	(65.4)%
General, administrative and other	19	15	26.7%	42	30	40.0%
Voluntary accommodation program	-	-	-	62	-	#
Total operating expenses	$292	$252	15.9%	$620	$495	25.3%

#      Denotes a variance equal to or greater than 100.0%.

Total operating expenses increased $40 million in the second quarter of 2013 compared with the same period in 2012, reflecting an increase in operating expenses of $36 million and an unfavorable impact from foreign exchange of $4 million.  Total operating expenses increased $125 million in the first six months of 2013 compared with the same period in 2012, reflecting an increase in operating expenses of $119 million and an unfavorable impact from foreign exchange of $6 million. The operational increase  in the second quarter of 2013 was primarily due to increases in the following expenses: merger and strategic initiatives expense,  compensation and benefits expense and professional and contract services expense, partially offset by a decrease in restructuring charges. The operational increase in the first six months of 2013 was primarily due to expense incurred in connection with our voluntary accommodation program and increases in the following expenses: merger and strategic initiatives expense, compensation and benefits expense, professional and contract services expense and general, administrative and other expense, partially offset by a decrease in restructuring charges.

Compensation and benefits expense increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to an increase in salary expense, relating mainly to our acquisitions of the TR Corporate Solutions businesses on May 31, 2013,  BWise in May 2012 and NOS Clearing in July 2012. Foreign exchange had an unfavorable impact of $2 million in the first quarter of 2013 and $3 million in the first six months of 2013. Partially offsetting these increases were lower salary costs due to workforce reductions of 257 positions across our organization related to restructuring actions since the first quarter of 2012. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 3,220 employees at June 30, 2013 from 2,519 employees at June 30, 2012. The increase in headcount in the second quarter of 2013 compared with 2012 was primarily due to our acquisitions of the TR Corporate Solutions businesses, BWise and NOS Clearing, partially offset by workforce reductions related to restructuring actions. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges.

 Depreciation and amortization expense increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to additional depreciation and amortization expense as a result of our recent acquisitions, primarily the TR Corporate Solutions businesses on May 31, 2013 and BWise in May 2012, and an unfavorable impact from foreign exchange of $1 million in both the second quarter and first six months of 2013.

Professional and contract services expense increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to revenue-related costs incurred as a result of our acquisition of the TR Corporate Solutions businesses, costs incurred for special legal expenses, and the launch of new initiatives. The revenue-related costs are primarily due to the production and delivery of webcast events as well as other events and services.

Computer operations and data communications expense increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to additional expense as a result of our acquisition of the TR Corporate Solutions businesses on May 31, 2013.

Merger and strategic initiatives expense was $25 million in the second quarter and $33 million in the first six months of 2013 compared with $1 million in the second quarter and $3 million in the first six months of 2012. The costs in the second quarter and first six months of 2013 primarily relate to our acquisitions of eSpeed and the TR Corporate Solutions businesses.

Restructuring charges were $9 million in the first six months of 2013, $26 million in the first six months of 2012 and $17 million in the second quarter of 2012. Our restructuring program was completed in the first quarter of 2013. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges.

General, administrative and other expense increased in both the second quarter and first six months of 2013 compared with the same periods in 2012. The increase in the second quarter was primarily due to increased travel expense, increased expenses related to the launch of new initiatives, and an unfavorable impact from foreign exchange. The increase in the first six months was primarily due to expenses of $10 million related to an SEC matter. For further discussion of the SEC matter, see “Litigation,” of Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements.

Voluntary accommodation program expense of $62 million in the first six months of 2013 relates to the one-time voluntary accommodation program, which was approved by the SEC in March 2013. This program expanded the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(in millions)			(in millions)
Interest income	$2	$2	-	$5	$4	25.0%
Interest expense	(26)	(24)	8.3%	(50)	(48)	4.2%
Net interest expense	(24)	(22)	9.1%	(45)	(44)	2.3%
Asset impairment charges	-	(28)	#	(10)	(40)	(75.0)%
Total non-operating expenses	$(24)	$(50)	(52.0)%	$(55)	$(84)	(34.5)%

#            Denotes a variance equal to 100.0%.

Total non-operating expenses decreased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to a reduction in asset impairment charges.

Interest Expense

Interest expense increased in both the second quarter and first six months of 2013 compared with the same periods in 2012 primarily due to the issuance of our 2021 Notes.

Interest expense for the second quarter of 2013 was $26 million, and was comprised of $24 million of interest expense, $1 million of non-cash expense associated with the accretion of debt discounts and $1 million of non-cash debt issuance amortization expense. Interest expense for the second quarter of 2012 was $24 million, and was comprised of $21 million of interest expense, $1 million of non-cash expense associated with the accretion of debt discounts, $1 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees.

Interest expense for the first six months of 2013 was $50 million, and was comprised of $44 million of interest expense, $2 million of non-cash expense associated with accretion of debt discounts, $2 million of non-cash debt issuance amortization expense, and $2 million of other bank and investment-related fees. Interest expense for the first six months of 2012 was $48 million, and was comprised of $43 million of interest expense, $1 million of non-cash expense associated with accretion of debt discounts, $2 million of non-cash debt issuance amortization expense, and $2 million of other bank and investment-related fees.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Asset Impairment Charges

 Asset impairment charges of $10 million in the first six months of 2013 relate to non-cash intangible asset impairment charges related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million) recorded in the first quarter of 2013. See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Purchased Intangible Assets,” to the condensed consolidated financial statements for further discussion. Asset impairment charges of $28 million in the second quarter of 2012 related to certain acquired finite-lived intangible assets associated with technology ($19 million), customer relationships ($6 million), and certain trade names ($3 million). During the first six months of 2012, we also recorded a non-cash other-than-temporary impairment charge of $12 million related to our equity interest in EMCF. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.

Income Taxes

NASDAQ OMX’s income tax provision was $47 million in the second quarter of 2013 and $64 million in the first six months of 2013 compared with $33 million in the second quarter of 2012 and $86 million in the first six months of 2012. The overall effective tax rate was 35% in the second quarter of 2013 and 33% in the first six months of 2013 compared with 26% in the second quarter of 2012 and 33% in the first six months of 2012. The higher effective tax rate in the second quarter of 2013 when compared with the same period in 2012 was primarily due to expenses associated with investments in certain jurisdictions for which we are not able to recognize a tax benefit. Also contributing to the increase was a permanent tax benefit, recorded in the second quarter of 2012, associated with certain taxable foreign exchange revaluation losses which were not reflected in pre-tax earnings. The effective tax rate in the first six months of 2013 was flat when compared with the same period in 2012 due to expenses associated with investments in certain jurisdictions for which we are not able to recognize a tax benefit. Furthermore, as discussed above, in the second quarter of 2012 we recorded a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which were not reflected in pre-tax earnings. Offsetting these items were significant adjustments related to our 2005-2010 tax return liabilities which resulted in an increase to the tax provision.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2010 are currently under audit by the Internal Revenue Service and we are subject to examination for 2011. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2010 and we are subject to examination for 2011. Non-U.S. tax returns are subject to review by the respective tax authorities for the years 2005 through 2012.  In the second quarter of 2013, NASDAQ OMX paid New York City $3 million with respect to the years 2000 through 2006. Since we had already considered this amount in determining our unrecognized tax benefits such payment had no impact on our consolidated financial position or results of operations. We anticipate that the amount of unrecognized tax benefits at June 30, 2013 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

 In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. NASDAQ OMX has appealed the ruling by the Finnish Appeals Board to the Finnish Administrative Court. In the second quarter of 2013, we paid $19 million to the Finnish Tax Authority. We expect the Finnish Administrative Court to agree with our position and, if so, NASDAQ OMX will receive a refund of the amount paid in the second quarter of 2013. Through June 30, 2013, we have recorded the tax benefits associated with the filing position.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation, effective January 1, 2013, limitations are imposed on certain forms of interest expense. Since the new legislation is unclear with regards to our ability to continue to claim such interest deductions, NASDAQ OMX has filed an application for an advance tax ruling with the Swedish Tax Council for Advanced Tax Rulings. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings. In the second quarter of 2013, we recorded a tax benefit of $4 million, or $.02 per diluted share, with respect to this issue in our condensed consolidated financial statements.  Since January 1, 2013, we have recorded a tax benefit of $8 million, or $0.05 per diluted share, related to this matter. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

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

Non-GAAP adjustments for the quarter ended June 30, 2013 primarily related to the following:

(i) merger and strategic initiatives costs of $25 million primarily related to our acquisitions of eSpeed and the TR Corporate Solutions businesses, and (ii) adjustment to the income tax provision of $8 million to reflect these non-GAAP adjustments.

Non-GAAP adjustments for the quarter ended June 30, 2012 primarily related to the following:

 (i) income from open positions relating to the operations of the exchange, (ii) asset impairment charges related to certain acquired finite-lived intangible assets associated with technology ($19 million), customer relationships ($6 million), and certain trade names ($3 million), (iii) restructuring charges primarily related to workforce reductions of $9 million and facility-related charges of $5 million, (iv) adjustment to the income tax provision to reflect these non-GAAP adjustments, and (v) a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which are not reflected in pre-tax earnings.

Non-GAAP adjustments for the six months ended June 30, 2013 primarily related to the following:

(i) voluntary accommodation program expense of $62 million which expanded the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012, (ii) merger and strategic initiatives costs of $33 million primarily related to our acquisitions of eSpeed and the TR Corporate Solutions businesses, (iii) expense related to an SEC matter of $10 million - for further discussion of the SEC matter, see “Litigation,” of Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements, (iv) intangible asset impairment charges of $10 million related to certain acquired intangible assets associated with customer relationships and a certain trade name, (v) restructuring charges of $9 million - for further discussion, see Note 3, “Restructuring Charges,” to the condensed consolidated financial statements, and (vi) adjustment to the income tax provision of $43 million to reflect these non-GAAP adjustments.

Non-GAAP adjustments for the six months ended June 30, 2012 primarily related to the following:

(i) income from open positions relating to the operations of the exchange, (ii) intangible asset impairment charges of $28 million as well as an other-than-temporary impairment charge related to our equity method investment in EMCF of $12 million, (iii) restructuring charges primarily related to workforce reductions of $14 million, facility-related charges of $5 million, and asset impairment charges of $6 million, (iv) adjustment to the income tax provision to reflect these non-GAAP adjustments, and (v) significant tax adjustments, net due to adjustments related to our 2005-2010 tax return liabilities which resulted in an increase to the tax provision and a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which are not reflected in pre-tax earnings.

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$88	$0.52	$93	$0.53
Non-GAAP adjustments:
Income from open positions relating to the operations of the exchange	-	-	(11)	(0.06)
Merger and strategic initiatives	25	0.15	1	0.01
Asset impairment charges	-	-	28	0.16
Restructuring charges	-	-	17	0.10
Other	-	-	2	0.01
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(8)	(0.05)	(13)	(0.08)
Significant tax adjustments, net	-	-	(6)	(0.03)
Total non-GAAP adjustments, net of tax	17	0.10	18	0.11
Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$105	$0.62	$111	$0.64
Weighted-average common shares outstanding for diluted earnings per share		170,142,974		173,457,308

(1)      We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$130	$0.77	$178	$1.02
Non-GAAP adjustments:
Income from open positions relating to the operations of the exchange	-	-	(11)	(0.06)
Voluntary accommodation program	62	0.37	-	-
Merger and strategic initiatives	33	0.19	3	0.02
Reserve for SEC matter	10	0.06	-	-
Asset impairment charges	10	0.06	40	0.22
Restructuring charges	9	0.05	26	0.15
Special legal expense	2	0.01	-	-
Other	-	-	2	0.01
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(43)	(0.25)	(16)	(0.09)
Significant tax adjustments, net	-	-	(3)	(0.02)
Total non-GAAP adjustments, net of tax	83	0.49	41	0.23
Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$213	$1.26	$219	$1.25
Weighted-average common shares outstanding for diluted earnings per share		169,899,581		175,141,132

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

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock in the capital markets and by issuing debt obligations. In June 2013, NASDAQ OMX issued the 2021 Notes. We used the majority of the net proceeds from the offering of the 2021 Notes to fund the cash consideration payable by us for the acquisition of eSpeed and related expenses. We plan to use the remaining proceeds from the 2021 Notes for general corporate purposes, which may include the repayment of indebtedness. As part of the acquisition of eSpeed, NASDAQ OMX has contingent future annual obligations for issuances of 992,247 shares of NASDAQ OMX common stock approximating certain tax benefits associated with the transaction of $484 million. Such contingent future issuances of NASDAQ OMX common stock will be paid ratably over 15 years if NASDAQ OMX achieves a designated revenue target in each such year. The contingent future issuances of NASDAQ OMX common stock are subject to anti-dilution protections and acceleration upon certain events.

In addition to these cash sources, we have a $750 million revolving credit commitment (including a swingline facility and letter of credit facility) under our senior unsecured five-year credit facility. In May 2013, we borrowed $50 million under the revolving credit commitment. We used cash on hand and utilization of the revolving credit commitment to fund the acquisition of the TR Corporate Solutions businesses and related expenses. As of June 30, 2013, availability under the revolving credit commitment was $574 million. See “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.  For further discussion of our acquisitions of eSpeed and the TR Corporate Solutions businesses, see “Acquisition of

eSpeed for Trading of U.S. Treasuries,” and “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions.”

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, share repurchases, dividends, and severance and other costs related to restructuring actions. Working capital (calculated as current assets less current liabilities) was $194 million at June 30, 2013, compared with $474 million at December 31, 2012,  a decrease of $280 million primarily due to a decline in cash and cash equivalents, financial investments at fair value and an increase in other current liabilities primarily due to an accrual recorded for the voluntary accommodation program.

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

Standard and Poor’s, or S&P,  has concluded its recent credit ratings reviews of NASDAQ OMX and NASDAQ OMX Stockholm AB and Moody’s Investors Service, or Moody’s, has concluded its recent credit ratings review of NASDAQ OMX. These reviews related to the expected increase in indebtedness to finance the acquisition of eSpeed. S&P affirmed the credit rating of NASDAQ OMX at BBB and NASDAQ OMX Stockholm AB at A+ and placed both NASDAQ OMX and NASDAQ OMX Stockholm AB on negative outlook. Moody’s affirmed the credit rating of NASDAQ OMX at Baa3.

The following sections discuss the effects of changes in our financial assets, debt obligations, clearing and broker-dealer net capital requirements, and cash flows on our liquidity and capital resources.

Financial Assets

The following table summarizes our financial assets:

	June 30, 2013	December 31, 2012

	(in millions)
Cash and cash equivalents	$379	$497
Restricted cash	82	85
Non-current restricted cash	25	25
Financial investments, at fair value	170	223
Total financial assets	$656	$830

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of June 30, 2013, our cash and cash equivalents of $379 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of June 30, 2013 decreased $118 million from December 31, 2012 primarily due to net cash used in investing activities, partially offset by net cash provided by operating activities and financing activities. See “Cash Flow Analysis” below for further discussion.

Current restricted cash, which was $82 million as of June 30, 2013 and $85 million as of December 31, 2012, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. As of June 30, 2013 and December 31, 2012, current restricted cash primarily includes cash held for regulatory purposes at NASDAQ OMX Stockholm and NOS Clearing. Non-current restricted cash of $25 million at June 30, 2013 and December 31, 2012 is segregated for NOCC to improve its liquidity position and is not available for general use.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $122 million as of June 30, 2013 and $198 million as of December 31, 2012. The remaining balance held in the U.S. totaled $257 million as of June 30, 2013 and $299 million as of December 31, 2012.

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

During the first six months of 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of June 30, 2013, the remaining amount for share repurchases under the program authorized in the third quarter of 2012 was $215 million.

Cash Dividends on Common Stock

In June and March 2013, we paid quarterly cash dividends of $0.13 per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 11, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.

In July 2013, the board of directors declared a regular quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend is payable on September 27, 2013 to shareholders of record at the close of business on September 13, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $170 million as of June 30, 2013 and $223 million as of December 31, 2012 and are primarily comprised of trading securities, mainly Swedish government debt securities. Of these securities, $114 million as of June 30, 2013 and $134 million as of December 31, 2012 are restricted assets to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. This balance also includes our available-for-sale investment security in DFM valued at $37 million as of June 30, 2013 and $22 million as of December 31, 2012. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading securities and available-for-sale investment security.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	June 30, 2013	December 31, 2012

		(in millions)
2.50% convertible senior notes	August 2013	$93	$91
4.00% senior unsecured notes (net of discount)	January 2015	399	399
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility	September 2016	371	394
$750 million revolving credit commitment	September 2016	176	126
5.25% senior unsecured notes (net of discount)	January 2018	368	368
5.55% senior unsecured notes (net of discount)	January 2020	598	598
3.875% senior unsecured notes (net of discount)	June 2021	780	-
Total debt obligations		2,785	1,976
Less current portion		(138)	(136)
Total long-term debt obligations		$2,647	$1,840

In addition to the $750 million revolving credit commitment, we also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At June 30, 2013, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $300 million ($211 million in available liquidity and $89 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2012, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

At June 30, 2013, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Nordic Clearing and NOS Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At June 30, 2013, our required regulatory capital consisted of $108 million of Swedish government debt securities, that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, and $42 million of cash that is included in restricted cash in the Condensed Consolidated Balance Sheets.

In addition, we have available credit facilities of $89 million which can be utilized to satisfy our regulatory capital requirements. See “Debt Obligations” above for further discussion.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, NASDAQ Options Services and Execution Access, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At June 30, 2013, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $14.4 million, or $14.1 million in excess of the minimum amount required. At June 30, 2013, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $3.5 million, or $3.2 million in excess of the minimum amount required. At June 30, 2013, Execution Access was required to maintain minimum net capital of $0.1 million and had total net capital of $5.3 million, or $5.2 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Six Months Ended June 30,
	2013	2012	Percentage Change

	(in millions)
Net cash provided by (used in):
Operating activities	$255	$318	(19.8)%
Investing activities	(1,142)	(14)	#
Financing activities	777	(317)	#
Effect of exchange rate changes on cash and cash equivalents	(8)	(2)	#
Net decrease in cash and cash equivalents	(118)	(15)	#
Cash and cash equivalents at the beginning of period	497	506	(1.8)%
Cash and cash equivalents at the end of period	$379	$491	(22.8)%

#      Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the six months ended June 30, 2013:

•    Net income of $130 million, plus:

•     Non-cash items of $44 million comprised primarily of $55 million of depreciation and amortization expense, $18 million of share-based compensation expense and $10 million of asset retirement and impairment charges, partially offset by deferred income taxes of $28 million and excess tax benefits related to share-based compensation of $13 million.

•    Increase in accounts payable and accrued expenses of $83 million primarily due to the recording of our voluntary accommodation program liability and the timing of payments.

•    Increase in Section 31 fees payable to the SEC of $48 million primarily due to the timing of payments which are made twice a year in September and March.

 •   Increase in deferred revenue of $47 million mainly due to Listing Services’ annual billings.

•    Increase in other liabilities of  $16 million mainly due to increases in accrued taxes and an increase related to unsettled trades within NASDAQ OMX Commodities related to our U.K. power business.

Partially offset by an:

•    Increase in other assets of $61 million primarily reflecting a $19 million payment to the Finland Tax Authority related to a tax assessment, a $19 million deposit made in connection with a clearing agreement entered into by our eSpeed business, a $10 million increase related to unsettled trades within NASDAQ OMX Commodities related to our U.K. power business and an $8 million increase related to deferred costs associated with the timing and delivery of technology.

•    Increase in accounts receivable, net of $22 million primarily due to the timing of collections and an increase in income tax receivables.

•    Decrease in accrued personnel costs of $30 million primarily due to the payment of our 2012 incentive compensation in the first quarter of 2013, partially offset by the 2013 accrual.

The following items impacted our net cash provided by operating activities for the six months ended June 30, 2012:

•    Net income of $176 million, plus:

•     Non-cash items of $99 million comprised primarily of $51 million of depreciation and amortization expense, $40 million related to asset retirement and impairment charges, $22 million of share-based compensation expense, and $12 million of restructuring charges, partially offset by deferred income taxes of $36 million.

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

•    Increase in receivables, net of $35 million primarily due to an increase in receivables in the Market Services business due to timing of collections and activity, partially offset by a decrease in income tax receivables.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 primarily consisted of cash utilized to fund the acquisitions of eSpeed and the TR Corporate Solutions businesses, purchases of trading securities, purchases of property and equipment, cash paid for our increased ownership interest in LCH and our equity method investment in TOM, partially offset by proceeds from sales and redemptions of trading securities.

Net cash used in investing activities in the first six months of 2012 primarily consisted of purchases of trading securities and property and equipment and cash used for acquisitions, partially offset by proceeds from sales and redemptions of trading securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June  30,  2013 primarily consisted of proceeds received from the issuance of the 2021 Notes and a partial utilization under our revolving credit commitment, partially offset by $43 million related to cash dividends paid on our common stock and required quarterly principal payments totaling  $23 million made on the 2016 Term Loan.

Net cash used in financing activities in the first six months of 2012 primarily consisted of $175 million of cash used in connection with our share repurchase program, an optional prepayment of $100 million on our revolving credit commitment, required quarterly principal payments totaling $22 million made on the 2016 Term Loan and $22 million related to cash dividends paid on our common stock.

For further discussion of our acquisitions, see Note 4, “Acquisitions,” to the condensed consolidated financial statements. For further discussion of our debt obligations, see Note 8, “Debt Obligations,” to the condensed consolidated financial statements. For further discussion of our share repurchase program, see “Share Repurchase Program,” of Note 11, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of June 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	2018-Thereafter

	(in millions)
Debt obligations by contract maturity(1)	$3,420	$155	$695	$605	$1,965
Minimum rental commitments under non-cancelable operating leases, net(2)	470	42	145	108	175
Other obligations(3)	31	21	9	1	-
Total	$3,921	$218	$849	$714	$2,140

(1)    Our debt obligations include both principal and interest obligations. At June 30, 2013, an interest rate of 1.57% was used to compute the amount of the contractual obligations for interest on the 2016 Term Loan and an interest rate of 1.37% was used to compute the amount of the contractual obligations for interest on our revolving credit commitment. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at June 30, 2013. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)    We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)    In connection with our acquisitions of FTEN, SMARTS, Glide Technologies and the index business of Mergent, Inc., including Indxis, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. At June 30, 2013, these agreements provide for future payments of $14 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets. In addition, other obligations include future transition service agreement payments associated with the acquisition of the TR Corporate Solutions businesses.

Off-Balance Sheet Arrangements

Default Fund Contributions and Margin Deposits Received for Clearing Operations

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

Margin Deposits Received for Clearing Operations

Nordic Clearing and NOS Clearing

NASDAQ OMX Nordic Clearing and NOS Clearing each require all clearing members to provide collateral, which may consist of cash and eligible securities, in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. Pledged collateral is maintained at a third-party custodian bank or deposit bank account for the benefit of the clearing members and is immediately accessible by NASDAQ OMX Nordic Clearing or NOS Clearing in the event of default. The pledged margin deposits are not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Clearing member pledged margin deposits related to our clearing operations were $9.3 billion as of June 30, 2013 and $6.7 billion as of December 31, 2012. In April 2013, NASDAQ OMX Nordic Clearing implemented a new collateral management process. With the implementation of this collateral management process, NASDAQ OMX Nordic Clearing now maintains and manages all cash deposits related to margin collateral and records these cash deposits in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and current liability. The collateral procedures related to eligible pledged assets remain the same.

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

U.S. Clearing

NOCC is the beneficiary of letters of credit from banks meeting certain rating standards, which are posted on behalf of market participants in lieu of posting cash collateral. The aggregate amount of letters of credit of which NOCC is the beneficiary was $87 million at June 30, 2013 and $101 million at December 31, 2012.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by clearing members discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. Financial guarantees issued to us totaled $13 million at June 30, 2013 and $7 million at December 31, 2012. At June 30, 2013, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $300 million ($211 million in available liquidity and $89 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2012, these facilities totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

Execution Access is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald.  As of June 30, 2013, we have contributed $19 million of margin deposits to Cantor Fitzgerald in connection with this clearing arrangement. These margin deposits are recorded in other non-current assets in our condensed consolidated balance sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is typically one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties will be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $16 million as of June 30, 2013  and $18 million at December 31, 2012. These guarantees primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $2 million as of June 30, 2013  and $5 million at December 31, 2012 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees.

We also have provided a $25 million guarantee to NOCC to cover potential losses in the event of customer defaults, net of any collateral posted against such losses.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for the above guarantees.

In connection with the launch of NASDAQ OMX NLX, we have entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since the amount of these payments is not currently probable and cannot be quantified as of June 30, 2013, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these payments.

Routing Brokerage Activities

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

Interest Rate Risk

The following table summarizes our financial assets and liabilities that are subject to interest rate risk as of June 30, 2013:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100bp adverse shift in interest rate(2)

	(in millions)
Floating rate positions(3)	$2,031	$1,959	$2
Fixed rate positions(4)	-	2,244	-

(1)    Represents total contractual debt obligations and amounts related to default fund contributions and margin deposits.

(2)    Annualized impact of a 100 basis point parallel adverse shift in the yield curve.

(3)    Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.

(4)    As of June 30, 2013, all  financial assets had durations less than 12 months.

We are exposed to cash flow risk on floating rate financial assets of $2,031 million and financial liabilities of $1,959 million at June 30, 2013. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on June 30, 2013 positions, each 1.0% adverse change in interest rate would impact annual pre-tax income by $2 million related to our floating rate positions.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency translation risk. For the three months ended June 30, 2013, approximately 35.0% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 28.3% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone. For the six months ended June 30, 2013, approximately 35.6% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 36.0% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the three and six months ended June 30, 2013 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies

	(in millions, except currency rate)
Three months ended June 30, 2013
Average foreign currency rate to the U.S. dollar	0.1525	1.3069	0.1715	0.1753	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	20.8%	4.5%	2.6%	2.6%	4.5%
Percentage of operating income	21.1%	4.0%	3.0%	5.1%	(4.9)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(9)	$(2)	$(1)	$(1)	$(2)
Impact of a 10% adverse currency fluctuation on operating income	$(3)	$(1)	$-	$(1)	$(1)

Six months ended June 30, 2013
Average foreign currency rate to the U.S. dollar	0.1539	1.3134	0.1746	0.1761	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	21.5%	4.5%	2.9%	2.7%	4.0%
Percentage of operating income	27.6%	5.8%	3.9%	5.9%	(7.2)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(19)	$(4)	$(3)	$(2)	$(3)
Impact of a 10% adverse currency fluctuation on operating income	$(7)	$(1)	$(1)	$(1)	$(2)

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

Our primary exposure to net assets in foreign currencies as of June 30, 2013 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation

	(in millions)
Swedish Krona(1)	$4,224	$(422)
Norwegian Krone	309	(31)
Euro	181	(18)
Australian Dollar	99	(10)

(1)   Includes goodwill of $3,257 million and intangible assets, net of $1,002 million.

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

Execution Access is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald.  As of June 30, 2013, we have contributed $19 million of margin deposits to Cantor Fitzgerald in connection with this clearing arrangement. These margin deposits are recorded in other non-current assets in our condensed consolidated balance sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is typically one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties will be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

We are exposed to credit risk through our clearing operations with NASDAQ OMX Nordic Clearing, NOS Clearing, and riskless principal trading and clearing at NOCC. See “Default Fund Contributions and Margin Deposits Received for Clearing Operations,” of “Off-Balance Sheet Arrangements,” above, as well as Note 14, “Clearing Operations” for further discussion.

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

(b) Internal controls over financial reporting. On June 28, 2013, NASDAQ OMX completed its acquisition of eSpeed and on May 31, 2013, NASDAQ OMX completed its acquisition of the TR Corporate Solutions businesses. Management has considered these transactions material to the results of operations, cash flows and financial position from the date of the acquisitions through June 30, 2013, and believes that the internal controls and procedures of both acquisitions have a material effect on internal controls over financial reporting. In accordance with SEC guidance, management has elected to exclude eSpeed and the TR Corporate Solutions businesses from its December 31, 2013 assessment of and report on internal controls over financial reporting. NASDAQ OMX is currently in the process of incorporating the internal controls and procedures of eSpeed and the TR Corporate Solutions businesses into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for December 31, 2014. There have been no other changes in NASDAQ OMX’s internal controls over financial reporting (as defined in

Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item  1.        Legal Proceedings.

As previously disclosed, we became a party to several legal and regulatory proceedings in 2012 relating to the Facebook IPO that occurred on May 18, 2012. We believe that the legal actions filed against NASDAQ OMX are without merit and intend to defend them vigorously.

As described in our Annual Report on Form 10-K for the year ended December 31, 2012, we are named as a defendant in a consolidated matter captioned In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389 (S.D.N.Y.). On April 30, 2013, lead plaintiffs in the consolidated matter filed a consolidated amended complaint, naming our Chief Executive Officer and our prior Chief Information Officer as new defendants in connection with their roles in the Facebook IPO. The amended complaint alleges that each violated Section 20(a) of the Act and Rule 10b-5, promulgated under the Act.

In our Quarterly Report on Form 10-Q for the period ended March 31, 2013, we identified a demand for arbitration from a member organization seeking indemnification for alleged losses associated with the Facebook IPO. On June 18, 2013, the District Court for the Southern District of New York granted a preliminary injunction enjoining the arbitration, and the member organization has appealed the order granting the injunction to the Second Circuit Court of Appeals.

Also as previously disclosed, the staff of the SEC’s Division of Enforcement conducted an investigation relating to the systems issues experienced with the Facebook IPO. On May 29, 2013, the Commission accepted our offer of settlement, resolving this matter.  As part of the settlement, our subsidiaries, The NASDAQ Stock Market LLC and NASDAQ Execution Services LLC, agreed to implement several measures aimed at preventing future violations of the Act and the rules and regulations promulgated thereunder, most of which have been implemented. In addition, The NASDAQ Stock Market LLC paid a $10 million penalty to the United States Treasury.

Except as disclosed above and in prior reports filed under the Act, we are not currently a party to any litigation or proceeding that we believe could have a material adverse effect on our business, condensed consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.        Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on February 21, 2013 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, as filed with the SEC on May 7, 2013. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to our Business

We may experience losses and liabilities as a result of systems issues that arose during the Facebook, Inc. IPO.

 In connection with the IPO by Facebook on May 18, 2012, systems issues were experienced at the opening of trading of Facebook shares.  Certain of our members may have been disadvantaged by such systems issues, which have subsequently been remedied. We announced a program for voluntary accommodations to qualifying members of up to $62 million, which was approved by the SEC in March 2013. As a result of the systems issues, we have been sued by retail investors and trading firms in certain putative class actions, many of which have been consolidated into a single action, as well as in five other lawsuits by individual investors. The plaintiffs have asserted claims for negligence, gross negligence, fraud, and violations of Section 20(a) of the Act and Rule 10b-5, promulgated under the Act. In addition, a member organization filed a demand for arbitration seeking indemnification for alleged losses associated with the Facebook IPO. We believe that these lawsuits and arbitration demand are without merit and intend to defend them vigorously.

In addition, the SEC completed an investigation into the Facebook matter. Pursuant to our offer of settlement, which the Commission accepted, our subsidiaries, The NASDAQ Stock Market LLC and NASDAQ Execution Services LLC, agreed to implement several measures aimed at preventing future violations of the Act and the rules and regulations promulgated thereunder. We have agreed that these undertakings will be fully implemented no later than December 31, 2013. In addition, The NASDAQ Stock Market LLC paid a $10 million penalty to the United States Treasury.

While we are unable to predict the outcome of the pending litigation or arbitration, an unfavorable outcome in one or more of these matters could have a material adverse effect on us. Pending the resolution of these matters, we expect to incur significant additional expenses in defending the arbitration and lawsuits, and in implementing technical changes and remedial measures which have not already been implemented in compliance with the Commission’s order.

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

In the first quarter of 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of June 30, 2013, the remaining amount for share repurchases under the program authorized in the third quarter of 2012 was $215 million.

Employee Transactions

In addition to our share repurchase program, during the fiscal quarter ended June 30, 2013, we also purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended June 30, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2013
Share repurchase program..............................	-	$-	-	$ 215
Employee transactions.....................................	2,897	$ 28.54	N/A	N/A

May 2013
Share repurchase program..............................	-	$-	-	$ 215
Employee transactions.....................................	29,041	$ 30.85	N/A	N/A

June 2013
Share repurchase program..............................	-	$-	-	$ 215
Employee transactions.....................................	1,988	$ 31.85	N/A	N/A

Total Fiscal Quarter Ended June 30, 2013
Share repurchase program..............................	-	$-	-	$ 215

Employee transactions.....................................	33,926	$ 30.71	N/A	N/A

Item  3.        Defaults Upon Senior Securities.

None.

Item 4.         Mine Safety Disclosures.

Not applicable.

Item  5.        Other Information.

None.

Item  6.        Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: August 8, 2013	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: August 8, 2013	By:	/s/ Lee Shavel
	Name:	Lee Shavel
	Title:	Chief Financial Officer and Executive Vice President, Corporate Strategy

Exhibit Index

Exhibit Number

2.1

Purchase Agreement, dated as of April 1, 2013, among The NASDAQ OMX Group, Inc., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., and, solely for purposes of certain sections thereof, Cantor Fitzgerald, L.P.

2.2

Asset Purchase Agreement, dated as of May 17, 2013, among NASDAQ OMX Corporate Solutions, LLC, Thomson Reuters (Markets) LLC, Thomson Reuters Global Resources, and, solely for purposes of certain sections thereof, The NASDAQ OMX Group, Inc. and Thomson Reuters Corporation.

4.1

Indenture, dated as of June 7, 2013, between The NASDAQ OMX Group, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 10, 2013).

4.2

Supplemental Indenture, dated as of June 7, 2013, among The NASDAQ OMX Group, Inc., Wells Fargo Bank, National Association, as Trustee, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Luxembourg S.A., as registrar and transfer agent (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 10, 2013).

4.3

Registration Rights Agreement, dated as of June 28, 2013, by and among The NASDAQ OMX Group, Inc., BGC Partners, Inc., BGC Holdings, L.P. and BGC Partners, L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2013).

10.1

Amendment No. 1, dated as of June 12, 2013, to the Credit Agreement by and among The NASDAQ OMX Group, Inc.,  as borrower, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and the Lenders party thereto.

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

*      The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012; (ii) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) notes to condensed consolidated financial statements.