Form 10-Q
period 2013-09-30
NASDAQ OMX GROUP, INC.
filed 2013-11-07
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $.01 par value per share	167,576,017 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended September  30, 2013

i

About This Form 10-Q

Throughout this Form 10-Q, unless otherwise specified:

•“NASDAQ OMX,” “we,” “us” and “our” refer to The NASDAQ OMX Group, Inc.

•“The NASDAQ Stock Market” and “NASDAQ” refer to the registered national securities exchange operated by The NASDAQ Stock Market LLC.

•“OMX AB” refers to OMX AB (publ), as that entity operated prior to the business combination with Nasdaq.

•“Nasdaq” refers to The Nasdaq Stock Market, Inc., as that entity operated prior to the business combination with OMX AB.

•“NASDAQ OMX Nordic” refers to collectively, NASDAQ OMX Clearing AB,  NASDAQ OMX Stockholm, NASDAQ OMX Copenhagen, NASDAQ OMX Helsinki and NASDAQ OMX Iceland.

•“NASDAQ OMX Nordic Clearing” refers to collectively, the clearing operations conducted through NASDAQ OMX Nordic and NASDAQ OMX Commodities.

•“NASDAQ OMX Baltic” refers to collectively, NASDAQ OMX Tallinn, NASDAQ OMX Riga and NASDAQ OMX Vilnius.

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

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 that was filed with the U.S. Securities and Exchange Commission, or SEC, on August 8, 2013, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the SEC, on May 7, 2013, and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was filed with the SEC on February 21, 2013.

ii

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future expectations as to industry and regulatory developments or business initiatives and strategies, future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•our 2013 outlook;

•the scope, nature or impact of acquisitions, divestitures, investments or other transactional activities;

•the integration of acquired businesses, including accounting decisions relating thereto;

•the effective dates for, and expected benefits of, ongoing initiatives, including strategic,  technology, de-leveraging and capital return initiatives;

•the impact of pricing changes;

•tax matters;

•costs and savings associated with restructuring activities;

•the cost and availability of liquidity; and

•the outcome of any litigation and/or government investigation to which we are a party and other contingencies.

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•our operating results may be lower than expected;

•loss of significant trading and clearing volume, market share or listed companies;

•economic, political and market conditions and fluctuations, including interest rate and foreign currency risk, inherent in U.S. and international operations;

•government and industry regulation;

•our ability to successfully integrate acquired businesses, including the fact that such integration may be more difficult, time consuming or costly than expected, and our ability to realize synergies from business combinations and acquisitions;

•covenants in our credit facilities, indentures and other agreements governing our indebtedness which may restrict the operation of our business; and

•adverse changes that may occur in the securities markets generally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 that was filed with the SEC on August 8, 2013, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 that was filed with the SEC on May 7, 2013, and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 that was filed with the SEC on February 21, 2013. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$300	$497
Restricted cash	81	85
Financial investments, at fair value	190	223
Receivables, net	372	333
Deferred tax assets	54	33
Default funds and margin deposits	1,934	209
Other current assets	141	112
Total current assets	3,072	1,492
Non-current restricted cash	-	25
Property and equipment, net	249	211
Non-current deferred tax assets	399	294
Goodwill	6,191	5,335
Intangible assets, net	2,409	1,650
Other non-current assets	166	125
Total assets	$12,486	$9,132

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$255	$172
Sections 31 fees payable to SEC	19	97
Accrued personnel costs	115	111
Deferred revenue	187	139
Other current liabilities	114	119
Deferred tax liabilities	38	35
Default funds and margin deposits	1,934	209
Current portion of debt obligations	45	136
Total current liabilities	2,707	1,018
Debt obligations	2,673	1,840
Non-current deferred tax liabilities	716	713
Non-current deferred revenue	152	156
Other non-current liabilities	182	196
Total liabilities	6,430	3,923

Commitments and contingencies
Equity
NASDAQ OMX stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 213,426,908 at September 30, 2013 and December 31, 2012; shares outstanding: 167,405,199 at September 30, 2013 and 165,605,838 at December 31, 2012	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: 1,600,000 at September 30, 2013 and December 31, 2012; shares outstanding: none at September 30, 2013 and December 31, 2012	-	-
Additional paid-in capital	4,270	3,771
Common stock in treasury, at cost: 46,021,709 shares at September 30, 2013 and 47,821,070 shares at December 31, 2012	(1,023)	(1,058)
Accumulated other comprehensive loss	(51)	(185)
Retained earnings	2,857	2,678
Total NASDAQ OMX stockholders' equity	6,055	5,208
Noncontrolling interests	1	1
Total equity	6,056	5,209
Total liabilities and equity	$12,486	$9,132

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Market Services	$499	$519	$1,559	$1,686
Listing Services	57	55	170	166
Information Services	118	99	333	307
Technology Solutions	131	73	300	206
Total revenues	805	746	2,362	2,365

Cost of revenues:
Transaction rebates	(231)	(250)	(749)	(855)
Brokerage, clearance and exchange fees	(68)	(84)	(238)	(257)
Total cost of revenues	(299)	(334)	(987)	(1,112)
Revenues less transaction rebates, brokerage, clearance and exchange fees	506	412	1,375	1,253

Operating expenses:
Compensation and benefits	150	113	394	338
Marketing and advertising	7	6	22	20
Depreciation and amortization	33	26	88	77
Professional and contract services	41	27	104	78
Computer operations and data communications	22	18	58	52
Occupancy	26	22	71	67
Regulatory	8	8	23	26
Merger and strategic initiatives	-	(3)	33	-
Restructuring charges	-	10	9	36
General, administrative and other	17	15	61	43
Voluntary accommodation program	-	-	62	-
Total operating expenses	304	242	925	737
Operating income	202	170	450	516
Interest income	2	2	7	6
Interest expense	(32)	(24)	(81)	(73)
Asset impairment charges	-	-	(10)	(40)
Loss on divestiture of business	-	(14)	-	(14)
Loss from unconsolidated investees, net	(1)	-	(1)	-
Income before income taxes	171	134	365	395
Income tax provision	58	45	122	131
Net income	113	89	243	264
Net loss attributable to noncontrolling interests	-	-	1	2
Net income attributable to NASDAQ OMX	$113	$89	$244	$266

Per share information:
Basic earnings per share	$0.68	$0.53	$1.46	$1.57
Diluted earnings per share	$0.66	$0.52	$1.43	$1.53
Cash dividends declared per common share	$0.13	$0.13	$0.39	$0.26

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$113	$89	$243	$264
Other comprehensive income:
Net unrealized holding gains on available-for-sale investment securities:	7	1	21	3

Foreign currency translation gains:
Net foreign currency translation gains (losses)	147	224	(5)	201
Income tax benefit (expense)	(65)	(80)	118	(76)
Total	82	144	113	125
Total other comprehensive income, net of tax	89	145	134	128
Comprehensive income	202	234	377	392
Comprehensive loss attributable to noncontrolling interests	-	-	1	2
Comprehensive income attributable to NASDAQ OMX	$202	$234	$378	$394

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$243	$264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	77
Share-based compensation	32	34
Excess tax benefits related to share-based compensation	(11)	-
Provision for bad debts	5	5
Deferred income taxes	(15)	(20)
Non-cash restructuring charges	1	15
Loss on divestiture of business	-	14
Asset impairment charges	10	40
Loss from unconsolidated investees, net	1	-
Amortization of debt issuance costs	2	2
Accretion of debt discounts	3	3
Other non-cash items included in net income	(1)	1
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(36)	(26)
Other assets	3	62
Accounts payable and accrued expenses	78	(25)
Section 31 fees payable to SEC	(78)	(82)
Accrued personnel costs	-	(55)
Deferred revenue	13	37
Other liabilities	(1)	10
Net cash provided by operating activities	337	356
Cash flows from investing activities:
Purchases of trading securities	(300)	(176)
Proceeds from sales and redemptions of trading securities	356	309
Purchase of equity and cost method investments	(39)	-
Acquisitions of businesses, net of cash and cash equivalents acquired	(1,121)	(97)
Purchases of property and equipment	(80)	(63)
Net cash used in investing activities	(1,184)	(27)
Cash flows from financing activities:
Payments of debt obligations	(191)	(134)
Proceeds from debt obligations, net of debt issuance costs	895	-
Cash paid for repurchase of common stock	(10)	(225)
Cash dividends	(65)	(43)
Issuances of common stock, net of treasury stock purchases	17	-
Excess tax benefits related to share-based compensation	11	-
Other financing activities	(1)	(1)
Net cash provided by (used in) financing activities	656	(403)
Effect of exchange rate changes on cash and cash equivalents	(6)	6
Net decrease in cash and cash equivalents	(197)	(68)
Cash and cash equivalents at beginning of period	497	506
Cash and cash equivalents at end of period	$300	$438
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$77	$78
Income taxes, net of refund	$105	$116
Non-cash investing activities:
Acquisition of eSpeed contingent future issuance of NASDAQ OMX common stock	$484	$-
Investment in LCH Clearnet Group Limited	$-	$37

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of September 30, 2013, The NASDAQ Stock Market was home to 2,602 listed companies with a combined market capitalization of approximately $6.3 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, three options markets, an electronic platform for trading of U.S. Treasuries and a futures market. Prior to the third quarter of 2013, we also engaged in riskless principal trading and clearing of over-the-counter, or OTC, power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of September 30, 2013, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 752 listed companies with a combined market capitalization of approximately $1.2 trillion. We also operate NASDAQ OMX Armenia.

In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange for trading and clearing of futures in the Nordics, Germany and the U.K., one of Europe’s largest carbon exchanges and, together with Nord Pool Spot, N2EX, a marketplace for physical U.K. power contracts. We also operate NOS Clearing ASA, or NOS Clearing, a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market and NASDAQ OMX NLX, a new London-based market for trading of listed short-term and long-term European (Euro and Sterling denominated) interest rate derivative products.

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

Tax Matters

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

As shown in the Condensed Consolidated Statements of Comprehensive Income, the income tax benefit on foreign currency translation losses of $118 million for the first nine months of 2013 as compared with an expense of $76 million in the same period of 2012,  is primarily due to an assertion made by NASDAQ OMX in the second quarter of 2013 to permanently reinvest the earnings of certain foreign subsidiaries. As a result of this assertion, adjustments were made to our deferred tax balances relating to cumulative translation adjustments pertaining to these subsidiaries.

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2010 are currently under audit by the Internal Revenue Service and we are subject to examination for 2011 and 2012. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2010 and we are subject to examination for 2011 and 2012. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2005 through 2012. We have filed amended 2011 and 2012 Swedish value added tax returns which are currently being reviewed by the Swedish Tax Agency. We anticipate that the amount of unrecognized tax benefits at September 30, 2013 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position for years 2009 through 2011, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. NASDAQ OMX has appealed the ruling by the Finnish Appeals Board to the Finnish Administrative Court. In the second quarter of 2013, we paid $19 million to the Finnish Tax Authority, which represents an assessment for the years 2009 through 2011. We expect the Finnish Administrative Court to agree with our position and, if so, NASDAQ OMX will receive a refund for the amount paid.  If the Finnish Administrative Court disagrees with our position, we will incur an additional assessment of $7 million for 2012 and the first nine months of 2013. Through September 30, 2013, we have recorded the tax benefits associated with the filing position.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Since the new legislation is unclear with regards to our ability to continue to claim such interest deductions, NASDAQ OMX has filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings.  In the third quarter of 2013, we recorded a tax benefit of $4 million, or $.02 per diluted share, with respect to this issue in the condensed consolidated financial statements. Since January 1, 2013, we have recorded a tax benefit of $12 million, or $0.07 per diluted share, related to this matter. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

3. Restructuring Charges

During the first quarter of 2012, we performed a comprehensive review of our processes, organizations and systems in a company-wide effort to improve performance, cut costs, and reduce spending. This restructuring program was completed in the first quarter of 2013.

The following table presents a summary of restructuring charges in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012

	(in millions)
Severance	$6	$18
Facilities-related	1	10
Asset impairments	1	6
Other	1	2
Total restructuring charges	$9	$36

During the first nine months of 2013, we recognized restructuring charges totaling $9 million, including severance costs of $6 million related to workforce reductions of 31 positions across our organization, $1 million for facilities-related charges, discussed below, $1 million for asset impairments, primarily consisting of fixed assets and capitalized software that have been retired, and $1 million of other charges. During the first nine months of 2012, we recognized restructuring charges totaling $36 million, including severance costs of $18 million related to workforce reductions of 189 positions across our organization, $10 million for facility-related charges, discussed below, $6 million for asset impairments, primarily consisting of fixed assets and capitalized software which have been retired, and $2 million of other charges.

The following table presents a summary of restructuring charges in the Condensed Consolidated Statements of Income for the three months ended September 30, 2012:

Three Months Ended September 30, 2012

(in millions)
Severance	$4
Facilities-related	5
Other	1
Total restructuring charges	$10

During the third quarter of 2012, we recognized restructuring charges totaling $10 million, including severance costs of $4 million related to workforce reductions of 27 positions across our organization, $5 million for facility-related charges, discussed below, and $1 million of other charges.

During the third quarter of 2012, we offered certain of our employees an incentive to voluntarily retire early. Charges related to the early retirement program totaled $3 million for the third quarter of 2012 and primarily include severance costs which are included in severance in the above table.

Restructuring Reserve

Severance

The accrued severance balance totaled $4 million at September 30, 2013 and $8 million at December 31, 2012 and is included in other current liabilities in the Condensed Consolidated Balance Sheets. The majority of the remaining accrued severance balance will be paid during the remaining three months of 2013. During the first nine months of 2013,  $10 million of severance was paid.

Facilities-related

The facilities-related charges of $1 million for the first nine months of 2013, $5 million for the third quarter of 2012, and $10 million for the first nine months of 2012 relate to lease rent accruals for facilities we no longer occupy due to facilities consolidation. The facilities-related charges for the third quarter and first nine months of 2012 also include the write-off and disposal of leasehold improvements and other assets. The lease rent costs included in the facilities-related charges are equal to the future costs associated with the facility, net of estimated proceeds from any future sublease agreements that could be reasonably obtained, based on management’s estimate. We will continue to evaluate these estimates in future periods, and thus, there may be additional charges or reversals relating to these facilities. The facilities-related restructuring reserve will be paid over several years until the leases expire. The facilities-related reserve balance, which totaled $2 million at September  30, 2013 and $3 million at December 31, 2012, is included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

The amounts in the table above represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be recorded as of the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values for the above acquisitions during the three and nine months ended September 30, 2013.

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

The purchase price consisted of $755 million in cash and contingent future annual issuances of 992,247 shares of NASDAQ OMX common stock approximating certain tax benefits associated with the transaction of $484 million. Such contingent future issuances of NASDAQ OMX common stock will be paid ratably over 15 years if NASDAQ OMX achieves a designated revenue target in each such year.  The contingent future issuances of NASDAQ OMX common stock are subject to anti-dilution protections and acceleration upon certain events.

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

Customer relationships:
Market Services	105	13 years
Information Services	16	13 years
Total customer relationships	121

Technology:
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

We assumed annual revenue attrition of 10.0% for the customers for each of the TR Corporate Solutions businesses, as well as charges for contributory assets. Operating expenses associated with maintaining the assets were applied to the attrition adjusted revenues. For the five years following 2016, operating margins were adjusted in order to reach a normalized operating margin level that included an estimate for the fixed costs for the businesses. From 2021 onward, the operating margin was held constant at a normalized level. The tax-effected cash flows were discounted at a rate of 11% to 11.5% based on the risk associated with the hypothetical cash flows generated by the customer base for each specific business line.

The cash flows were then tax-effected at a rate of 40.0%, and a discounted tax amortization benefit was added to the fair value of the assets under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.

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

Acquisition of BWise

In May 2012, we acquired a 72% ownership interest in BWise Beheer B.V., or BWise, a Netherlands-based service provider that offers enterprise governance, risk management and compliance software and services to help companies track, measure and manage key organizational risks for approximately $57 million (47 million Euro) in cash. We have agreed to purchase the remaining 28% ownership interest in BWise in two separate transactions, resulting in 100% ownership by the first half of 2015 for a total purchase price of approximately $77 million (62 million Euro). We acquired net liabilities of $2 million and recorded a current deferred tax liability of $1 million and a non-current deferred tax liability of $8 million related to purchased intangible assets, resulting in total net liabilities acquired of $11 million. The total deferred tax liabilities of $9 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($35 million) and the tax basis ($0) of such assets. The estimated amount of $9 million was determined by multiplying the difference of $35 million by BWise’s effective tax rate of 25%. The purchased intangible assets of $35 million consisted of $23 million in customer relationships, $7 million in technology and $5 million for the BWise trade name. BWise is part of our Market Technology business within our Technology Solutions segment.

Due to changes in the anticipated performance of BWise, the estimated amount of future expected contingent purchase price obligations are $12 million at September 30, 2013 with payment dates through March 31, 2015. As a result, an $8 million reduction was recorded to merger and strategic initiatives expense in the Condensed Consolidated Statements of Income for the third quarter and first nine months of 2013.

We finalized the allocation of the purchase price for BWise in the second quarter of 2013 and NOS Clearing in the third quarter of 2013. There were no adjustments to the provisional values for the above acquisitions during the three and nine months ended September 30, 2013.

Acquisition of the Index Business of Mergent, Inc., including Indxis

In December 2012, we acquired the index business of Mergent, Inc., including Indxis, for $15 million in cash. The $5 million in intangible assets, $9 million in goodwill and $1 million in net assets resulting from this acquisition are included in our Index Licensing and Services business within our Information Services segment.

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

2012 Divestiture

In August 2012, we sold our majority-owned subsidiary International Derivatives Clearing Group, LLC, or IDCG, to LCH Clearnet Group Limited, or LCH.  Under the terms of the transaction, NASDAQ OMX received ordinary shares of LCH valued at 19 Euros per share, resulting in NASDAQ OMX having a 3.7% pro forma ownership in LCH at that time. We recorded a $14 million loss, which is included in loss on divestiture of business in the Condensed Consolidated Statements of Income for the quarter and first nine months ended September 30, 2012. IDCG was part of our U.S. derivative trading and clearing business within our Market Services segment.

5. Goodwill and Purchased Intangible Assets

Goodwill

In connection with the change in reportable segments discussed in Note 16, “Business Segments,” we reallocated the goodwill that existed as of December 31, 2012 to our new reporting units on a relative fair value basis.

The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2013:

	Market Services	Listing Services	Information Services	Technology Solutions	Total

	(in millions)
Balance at December 31, 2012	$2,955	$136	$1,964	$280	$5,335
Goodwill acquired	470	-	49	312	831
Foreign currency translation adjustment	14	1	8	2	25
Balance at September 30, 2013	$3,439	$137	$2,021	$594	$6,191

As of September 30, 2013, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $895 million, of which $510 million is related to our acquisition of eSpeed and $304 million is related to our acquisition of the TR Corporate Solutions businesses.

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

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	September 30, 2013				December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)

	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$40	$(10)	$30	5	$26	$(10)	$16	5
Customer relationships	1,075	(278)	797	19	871	(238)	633	21
Other	6	(3)	3	8	6	(2)	4	8
Foreign currency translation adjustment	4	-	4		6	(1)	5
Total finite-lived intangible assets	$1,125	$(291)	$834		$909	$(251)	$658

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$-	$790		$790	$-	$790
Trade names	760	-	760		185	-	185
Licenses	51	-	51		51	-	51
Foreign currency translation adjustment	(26)	-	(26)		(34)	-	(34)
Total indefinite-lived intangible assets	$1,575	$-	$1,575		$992	$-	$992
Total intangible assets	$2,700	$(291)	$2,409		$1,901	$(251)	$1,650

Amortization expense for purchased finite-lived intangible assets was $18 million for the three months ended September 30, 2013, $13 million for the three months ended September 30, 2012, $44 million for the nine months ended September 30, 2013,  and $39 million for the nine months ended September 30, 2012.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustment) of purchased finite-lived intangible assets as of September 30, 2013 is as follows:

(in millions)
2013(1)	$18
2014	71
2015	69
2016	67
2017	65
2018 and thereafter	540
Total	$830

(1)   Represents the estimated amortization to be recognized for the remaining three months of 2013.

Intangible Asset Impairment Charges

In the first quarter of 2013, we recorded non-cash intangible asset impairment charges totaling $10 million related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million). These impairments resulted primarily from changes in the forecasted revenues associated with the acquired customer list of FTEN, Inc., or FTEN. The fair value of customer relationships was determined using the income approach, specifically the multi-period excess earnings method. The fair value of the trade name was determined using the income approach, specifically the RFRM.  These charges are recorded in asset impairment charges in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2013.  These impairment charges related to our Market Services segment. However, for segment reporting purposes, these charges were allocated to corporate items based on the decision that these charges should not be used to evaluate the segment’s operating performance.

In the second quarter of 2012, we recorded non-cash intangible asset impairment charges totaling $28 million related to certain acquired finite-lived intangible assets associated with technology ($19 million), customer relationships ($6 million), and certain trade names ($3 million). These impairments resulted primarily from the replacement of certain acquired technology, as well as changes in the forecasted revenues associated with the acquired customer list of certain businesses. The fair value of technology and trademarks was determined using the income approach, specifically the RFRM. The fair value of customer relationships was determined using the income approach, specifically the multi-period excess earnings method. These charges were recorded in asset impairment charges in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2012. Of the total impairment charge recorded during the second quarter of 2012, $17 million related to our Market Services segment and $11 million related to our Technology Solutions segment. However, for segment reporting purposes, these charges were allocated to corporate items based on the decision that these charges should not be used to evaluate the segment’s operating performance.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $145 million as of September 30, 2013 and $201 million as of December 31, 2012. These securities are primarily comprised of Swedish government debt securities, of which $102 million as of September 30, 2013 and $134 million as of December 31, 2012, are assets utilized to meet regulatory capital requirements primarily for our clearing operations at NASDAQ OMX Nordic Clearing.

Available-for-Sale Investment Security

Investment in DFM

Our available-for-sale investment security, which is included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, represents our 1% investment in Dubai Financial Market PJSC, or DFM. The adjusted cost basis of this security was $18 million as of September 30, 2013 and December 31, 2012. The fair value of this investment was $45 million as of September 30, 2013 and $22 million as of December 31, 2012. The gross change between the adjusted cost basis and fair value as of September 30, 2013 of $27 million is reflected as an unrealized holding gain in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.

Equity Method Investments

The carrying amounts of our equity method investments totaled  $26 million as of September 30, 2013  and $13 million as of December 31, 2012 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. Our equity method investments consisted primarily of our equity interests in European Multilateral Clearing Facility N.V., or EMCF, and TOM which we acquired in April 2013. See “Acquisition of Dutch Cash Equities and Equity Derivatives Trading Venue,” of Note 4, “Acquisitions and Divestiture,” for further discussion.

In July 2013, we entered into a  definitive agreement to become equal shareholders in a new combined clearinghouse to be called EuroCCP. EuroCCP is expected to combine the risk management and customer service organization of EuroCCP with the technology and operations infrastructure of EMCF. Our ownership interest will be 25%. Subject to regulatory approvals, this transaction is expected to close before the end of 2013.

Income recognized from our equity interest in the earnings and losses of these equity method investments was $1 million for both the three and nine months ended September 30, 2013 and immaterial for both the three and nine months ended September 30,  2012.

In the first quarter of 2012, we recorded a non-cash, other-than-temporary impairment charge on our equity investment in EMCF of $12 million due to a decline in operations at EMCF during the three months ended March 31, 2012. This loss is included in asset impairment charges in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2012.

Cost Method Investment

The carrying amount of our cost method investment totaled $65 million as of September 30, 2013 and  $37 million as of December 31, 2012 and is included in other non-current assets in the Condensed Consolidated Balance Sheets. Our cost method investment represents our ownership interest in LCH Clearnet Group Limited, or LCH, which was 5% as of September 30, 2013 and 3.7% as of December 31, 2012. The increase in our ownership interest of 1.3% was the result of our participation in LCH’s capital raise in May 2013, undertaken by LCH to meet increased regulatory capital requirements. We paid $28 million in cash for this additional investment. We account for this investment as a cost method investment as we do not control and do not exercise significant influence over LCH and there is no readily determinable fair value of LCH’s shares since they are not publicly traded.

7. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At September 30, 2013, we estimate that our deferred revenue, which is primarily related to Listing Services and Technology Solutions revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Fiscal year ended:
2013(1)	$3	$10	$60	$36	$109
2014	10	31	4	50	95
2015	9	20	-	29	58
2016	7	12	-	23	42
2017	5	3	-	15	23
2018 and thereafter	4	-	-	8	12
	$38	$76	$64	$161	$339

(1)   Represents deferred revenue that is anticipated to be recognized over the remaining three months of 2013.

(2)   The timing of recognition of our deferred Technology Solutions revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing Market Technology contracts and the timing of Corporate Solutions subscription-based contracts. As such, as it relates to Market Technology revenues, the timing represents our best estimate.

The changes in our deferred revenue during the nine months ended September 30, 2013 and 2012 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Balance at January 1, 2013	$36	$78	$32	$149	$295
Additions(1)	12	28	215	156	411
Amortization(1)	(10)	(30)	(177)	(155)	(372)
Translation adjustment	-	-	(6)	11	5
Balance at September 30, 2013	$38	$76	$64	$161	$339

Balance at January 1, 2012	$39	$86	$25	$128	$278
Additions(1)	8	22	213	73	316
Amortization(1)	(11)	(29)	(170)	(65)	(275)
Translation adjustment	-	-	1	5	6
Balance at September 30, 2012	$36	$79	$69	$141	$325

(1) The additions and amortization for initial listing revenues, listing of additional shares revenues and annual renewal and other revenues primarily reflect revenues from our U.S. listing services business.

(2)       Technology Solutions deferred revenues primarily include revenues from our Market Technology delivered client contracts in the support phase charged during the period and our Corporate Solutions subscription based contracts.  For our Market Technology contracts, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues, as well as costs incurred, are deferred until significant modifications are completed and delivered. Once delivered, deferred revenue and the related deferred costs are recognized over the post contract support period. For these Market Technology contracts, we have included the deferral of costs in other current assets and other non-current assets in the Condensed Consolidated Balance Sheets. The amortization of Technology Solutions deferred revenue primarily includes revenues earned from Market Technology client contracts and Corporate Solutions subscription based contracts recognized during the period.

8. Debt Obligations

The following table presents the changes in the carrying amount of our debt obligations during the nine months ended September 30, 2013:

	December 31, 2012	Additions	Payments, Conversions, Accretion and Other	September 30, 2013

	(in millions)
2.50% convertible senior notes repaid August 15, 2013(1)	$91	$-	$(91)	$-
4.00% senior unsecured notes due January 15, 2015 (net of discount)(2)	399	-	-	399
5.55% senior unsecured notes due January 15, 2020 (net of discount)(2)	598	-	-	598
5.25% senior unsecured notes due January 16, 2018 (net of discount)(2)	368	-	-	368
3.875% senior unsecured notes due June 7, 2021 (net of discount)(2)	-	782	29	811
$1.2 billion senior unsecured five-year credit facility(3):
$450 million senior unsecured term loan facility credit agreement due September 19, 2016 (average interest rate of 1.57% for the period January 1, 2013 through September 30, 2013)	394	-	(34)	360
$750 million revolving credit commitment due September 19, 2016 (average interest rate of 1.37% for the period January 1, 2013 through September 30, 2013)	126	120	(64)	182
Total debt obligations	1,976	902	(160)	2,718
Less current portion	(136)	-	91	(45)
Total long-term debt obligations	$1,840	$902	$(69)	$2,673

(1) See “2.50% Convertible Senior Notes” below for further discussion.

(2) See “Senior Unsecured Notes” below for further discussion.

(3) See “2011 Credit Facility” below for further discussion.

2.50% Convertible Senior Notes

During the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of $475 million aggregate principal amount of 2.50% convertible senior notes due August 15, 2013, or the 2013 Convertible Notes. We repaid the outstanding balance on the 2013 Convertible Notes in August 2013.

Interest Expense

Interest expense recognized on the 2013 Convertible Notes in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(in millions)
Components of interest expense recognized on the 2013 Convertible Notes
Accretion of debt discount	$-	$1	$2	$2
Contractual interest	-	-	1	2
Total interest expense recognized on the 2013 Convertible Notes	$-	$1	$3	$4

Senior Unsecured Notes

4.00% and 5.55% Senior Unsecured Notes

In January 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes. The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of September 30, 2013, the balance of $399 million for the 2015 Notes and the balance of $598 million for the 2020 Notes reflect the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $8 million in connection with the issuance of the Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months and nine months ended September 30, 2013 and 2012.

5.25% Senior Unsecured Notes

In December 2010, NASDAQ OMX issued $370 million of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes. The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of September 30, 2013, the balance of $368 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $3 million in connection with the issuance of the 2018 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months and nine months ended September 30, 2013 and 2012.

3.875% Senior Unsecured Notes

In June 2013, NASDAQ OMX issued the 2021 Notes at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of September 30, 2013, the balance of $811 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2021 Notes.

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

The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The increase of $29 million reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss.

We used the majority of the net proceeds from the offering of the 2021 Notes to fund the cash consideration payable by us for the acquisition of eSpeed and related expenses. We used the remaining proceeds for general corporate purposes. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” for further discussion of our acquisition of eSpeed.

Debt Issuance Costs

We incurred debt issuance and other costs of $7 million in connection with the issuance of the 2021 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and nine months ended September 30, 2013.

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

In May 2013, we borrowed $50 million under the revolving credit commitment to fund part of the acquisition of the TR Corporate Solutions businesses. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions and Divestiture,” for further discussion of our acquisition of the TR Corporate Solutions businesses. During the third quarter of 2013, we borrowed an additional $70 million under the revolving credit commitment and used the funds borrowed and cash on hand to pay down our 2013 Convertible Notes that matured in August 2013. In September 2013, we repaid $64 million of the amount drawn on the revolving credit commitment. As of September 30, 2013, availability under the revolving credit commitment was $568 million.

The loans under the 2011 Credit Facility have a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the Federal Funds Rate, plus an applicable margin that varies with NASDAQ OMX’s debt rating.

Under the 2011 Credit Facility, we are required to pay quarterly principal payments equal to 2.50% of the original aggregate principal amount borrowed under the 2016 Term Loan. In the first nine months of 2013, we made required quarterly principal payments totaling  $34 million on our 2016 Term Loan.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the entry into the 2011 Credit Facility. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the 2011 Credit Facility. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended September 30, 2013 and 2012 and was $1 million for both the nine months ended September 30, 2013 and 2012.

Other Credit Facilities

In addition to the revolving credit commitment under our 2011 Credit Facility discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At September 30, 2013, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $313 million ($220 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2012, these facilities totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

Debt Covenants

At September 30, 2013, we were in compliance with the covenants of all of our debt obligations.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs from the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(in millions)
Components of net periodic benefit cost
Interest cost	$1	$2	$4	$5
Expected return on plan assets	(1)	(1)	(4)	(4)
Recognized net actuarial loss	1	-	3	2
Curtailment loss	-	-	1	-
Net periodic benefit cost	$1	$1	$4	$3

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $5 million for the three months ended September 30, 2013, $4 million for the three months ended September 30, 2012, $14 million for the nine months ended September 30, 2013, and $13 million for the nine months ended September 30, 2012.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $2 million for the three months ended September 30, 2013, $1 million for the three months ended September 30, 2012, and $4 million for both the nine months ended September 30, 2013 and 2012.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income was $3 million for the three months ended September 30, 2013, $1 million for the three months ended September 30, 2012, $4 million for the nine months ended September 30, 2013, and $2 million for the nine months ended September 30, 2012.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 3.2 million shares of our common stock have been reserved for future issuance as of September 30, 2013.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $1 million for both the three months ended September 30, 2013 and 2012 and $2 million for both the nine months ended September 30, 2013 and 2012.

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

We also have a performance-based long-term incentive program for our chief executive officer, executive vice presidents and senior vice presidents that focuses on total shareholder return, or TSR. This program represents 100% of our chief executive officer’s and executive vice presidents’ long-term stock-based compensation and 50% of our senior vice presidents’ long-term stock-based compensation. Under the program, each individual receives PSUs with a three-year cumulative performance period and vest at the end of the performance period. Performance will be determined by comparing NASDAQ OMX’s TSR to two peer groups, each weighted 50%. The first peer group consists of  exchange companies, and the second peer group consists of all companies in the Standard & Poor 500 Index. NASDAQ OMX’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0% and 200% of the number of PSUs granted and will be determined by NASDAQ OMX’s overall performance against both peer groups. However, if NASDAQ OMX’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the TSR program using the Monte Carlo simulation model, as these awards contain a market condition.  The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the TSR program for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012

Weighted-average risk free interest rate	0.45%	0.34%
Expected volatility(1)	31.4%	32.9%
Weighted-average fair value at grant date	$43.81	$22.50

(1)   We use historic volatility for PSU awards issued under the TSR program, as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

Summary of 2013 Equity Awards

In July 2013, we granted restricted stock to most active employees. The restricted stock granted included a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

Also in July 2013, certain executive officers received grants of 800,425 PSUs. Of these PSUs granted, 531,187 units are subject to the performance measures and vesting schedules of the TSR program as discussed above, and the remaining 269,238 units are subject to a one year performance period and generally vest ratably on an annual basis on December 31, 2014 through December 31, 2016.

Common Shares Available Under Our Equity Plan

As of September 30, 2013, we had approximately 2.6 million shares of common stock authorized for future issuance under our Equity Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2013 and 2012 in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(in millions)
Share-based compensation expense before income taxes	$14	$12	$32	$34
Income tax benefit	(6)	(5)	(13)	(14)
Share-based compensation expense after income taxes	$8	$7	$19	$20

We estimated the fair value of stock option awards using the Black-Scholes valuation model. No stock option awards were granted during the three and nine months ended September 30, 2013 or 2012.

Summary of Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2013 is as follows:

	Number of Stock Options(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

			(in years)	(in millions)
Outstanding at January 1, 2013	7,545,777	$21.10	5.0	$45
Exercised	1,730,647	10.25
Forfeited or expired	161,492	25.15
Outstanding at September 30, 2013	5,653,638	$24.29	4.9	$50
Exercisable at September 30, 2013	3,765,289	$25.06	4.0	$32

(1)   No stock option awards were granted during the three and nine months ended September 30, 2013.

We received net cash proceeds of $2 million from the exercise of 171,458 stock options for the three months ended September 30, 2013 and received net cash proceeds of $18 million from the exercise of 1,730,647 stock options for the nine months ended September 30, 2013. We received net cash proceeds of $1 million from the exercise of 159,282 stock options for the three months ended September 30, 2012 and received net cash proceeds of $3 million from the exercise of 318,406 stock options for the nine months ended September 30, 2012. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on September 30, 2013 of $32.11 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $32.11 as of September 30, 2013, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of September 30, 2013 was 2.5 million.

As of September 30, 2012,  5.7 million outstanding stock options were exercisable and the weighted-average exercise price was $15.47.

Total fair value of stock options vested was immaterial for the three and nine months ended September 30, 2013 and $1 million for the three and nine months ended September 30, 2012. The total pre-tax intrinsic value of stock options exercised was $3 million for the three months ended September 30, 2013, $2 million for the three months ended September 30, 2012, $36 million for the nine months ended September 30, 2013 and $5 million for the nine months ended September 30, 2012.

At September 30, 2013, $2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.0 year.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the nine months ended September 30, 2013:

	Restricted Stock			PSUs
	Number of Awards		Weighted-Average Grant Date Fair Value	Number of Awards		Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2013	3,204,188		$23.20	1,879,799		$23.14
Granted	1,179,692	(1)	32.69	828,453	(2)	39.68
Vested	(246,246)		23.70	(89,368)		19.77
Forfeited	(232,753)		24.00	(115,788)		22.59
Unvested balances at September 30, 2013	3,904,881		$25.96	2,503,096		$28.76

(1)   Primarily reflects our company-wide equity grant issued in July 2013, as discussed above.

(2) PSUs granted in 2013 primarily reflect awards issued to certain officers, as described above.

At September 30, 2013, $93  million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of  1.8 years.

11. NASDAQ OMX Stockholders’ Equity

Common Stock

At September 30, 2013, 300,000,000 shares of our common stock were authorized, 213,426,908 shares were issued and 167,405,199 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of NASDAQ OMX common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of NASDAQ OMX common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 46,021,709 shares of common stock in treasury as of September 30, 2013 and 47,821,070 shares as of December 31, 2012.

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

During the first nine months of 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of September 30, 2013, the remaining amount authorized for share repurchases under the program was $215 million.

Other Repurchases of Common Stock

During the nine months ended September 30, 2013, we repurchased 121,425 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At September 30, 2013 and December 31, 2012,  1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

Cash Dividends on Common Stock

During the nine months ended September 30, 2013, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)
January 31, 2013	$0.13	March 14, 2013	$21	March 28, 2013
April 24, 2013	$0.13	June 14, 2013	$22	June 28, 2013
July 24, 2013	$0.13	September 13, 2013	$22	September 27, 2013

(1)   This amount was recorded in retained earnings in the Condensed Consolidated Balance Sheets at September 30, 2013.

In October 2013, the board of directors declared a regular quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend is payable on December 27, 2013 to shareholders of record at the close of business on December 13, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$113	$89	$244	$266
Denominator:
Weighted-average common shares outstanding for basic earnings per share	167,337,700	166,235,266	166,476,927	169,516,767
Weighted-average effect of dilutive securities:
Employee equity awards	3,773,791	4,284,300	3,854,863	3,970,984
Contingent issuance of common stock(1)	992,247	-	330,749	-
3.75% convertible notes(2)	-	-	-	20,891
Weighted-average common shares outstanding for diluted earnings per share	172,103,738	170,519,566	170,662,539	173,508,642
Basic and diluted earnings per share:
Basic earnings per share	$0.68	$0.53	$1.46	$1.57
Diluted earnings per share	$0.66	$0.52	$1.43	$1.53

(1)   See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” for further discussion.

 (2)   In June 2012, the remaining $0.5 million of our 3.75% convertible notes outstanding was converted into 34,482 shares of common stock in accordance with the terms of the notes.

Stock options to purchase 5,653,638 shares of common stock and 6,407,977 shares of restricted stock and PSUs were outstanding at September 30, 2013. For the three months ended September 30, 2013, we included 4,397,210 of the outstanding stock options and 4,826,614 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the nine months ended September 30, 2013, we included 4,397,210 of the outstanding stock options and 4,567,960 shares of restricted stock and PSU’s in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

Stock options to purchase 9,299,981 shares of common stock and 6,268,114 shares of restricted stock and PSUs were outstanding at September 30, 2012. For the three months ended September 30, 2012, we included 6,048,811of the outstanding stock options and 6,205,162 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the nine months ended September 30, 2012, we included 6,047,125 of the outstanding stock options and 5,066,223 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

The 3.75% convertible notes were accounted for under the if-converted method, as we previously had settled the convertible notes in shares of our common stock. For the nine months ended September 30, 2012, all of the shares underlying the outstanding 3.75% convertible notes were included in the computation of diluted earnings per share on a weighted-average basis, as their inclusion was dilutive.

13. Fair Value of Financial Instruments

Fair Value Measurement—Definition and Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants at the measurement date. Fair value measurement establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect NASDAQ OMX’s market assumptions. These two types of inputs create the following fair value hierarchy:

•Level 1—Quoted prices for identical instruments in active markets.

•Level 2—Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•Level 3—Instruments whose significant value drivers are unobservable.

This hierarchy requires the use of observable market data when available.

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$190	$190	$-	$-
Default fund and margin deposit investments(2)	1,910	681	1,229	-
Total	$2,100	$871	$1,229	$-

	December 31, 2012
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$223	$223	$-	$-
Default fund and margin deposit investments(2)	175	175	-	-
Total	$398	$398	$-	$-

(1)Primarily comprised of trading securities, mainly Swedish government debt securities, of $145 million as of September 30, 2013 and $201 million as of December 31, 2012. Of these securities, $102 million as of September 30, 2013 and $134 million as of December 31, 2012 are assets utilized to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. This balance also includes our available-for-sale investment security in DFM valued at $45 million as of September 30, 2013 and $22 million as of December 31, 2012. See Note 6, “Investments,” for further discussion of our trading investment securities and available-for-sale investment security.

(2)Default fund and margin deposit investments include cash contributions invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Of the total balance of $1,934 million recorded in the Condensed

Consolidated Balance Sheets as of September 30, 2013, $1,229 million of cash contributions have been invested in reverse repurchase agreements and $681 million of cash contributions have been invested in highly rated government debt securities and term deposits. The remainder of this balance is held in cash. As of December 31, 2012, $175 million of cash contributions were invested in highly rated government debt securities. See Note 14, “Clearing Operations,” for further discussion of default fund contributions and margin deposits.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $2.8 billion at September 30, 2013 and  $2.1 billion at December 31, 2012. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt are categorized as level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

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

Default Fund Contributions and Margin Deposits

As of September 30, 2013, clearing member default fund contributions and margin deposits were as follows:

	September 30, 2013
	Cash Contributions(1)(2)	Non-Cash Contributions	Total Contributions

	(in millions)
Default fund contributions	$239	$75	$314
Margin deposits	1,695	9,479	11,174
Total	$1,934	$9,554	$11,488

(1)As of September 30, 2013, in accordance with its investment policy, NASDAQ OMX Nordic Clearing has invested cash contributions of $1,229 million in reverse repurchase agreements and $663 million in highly rated government debt securities. The remainder of this balance is held in cash and term deposits.

(2)Pursuant to clearing member agreements, we pay interest on cash contributions to clearing members.

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in both the financial and commodities markets, contributions must be made to both markets’ default funds. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by NASDAQ OMX Nordic Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default. In addition to clearing members’ required contributions to the default funds, NASDAQ OMX Nordic Clearing is also required to contribute capital to the default funds and overall regulatory capital as specified under its clearinghouse rules. As of September 30, 2013, NASDAQ OMX Nordic Clearing committed capital totaling $57 million to the member sponsored default funds and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and NASDAQ OMX Nordic Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

Other Capital Contributions by NASDAQ OMX Nordic Clearing

NASDAQ OMX Nordic Clearing maintains a $93 million credit facility which may be utilized in certain situations to satisfy regulatory requirements,  none of which was utilized as of September 30, 2013.

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

As mentioned above, NASDAQ OMX Nordic Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. NASDAQ OMX Nordic Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of September 30, 2013.

The market value of derivative contracts outstanding prior to netting was as follows:

September 30, 2013
(in millions)
Commodity forwards and options(1)(2)	$769
Fixed-income options and futures(2)(3)	297
Stock options and futures(2)(3)	125
Index options and futures(2)(3)	168
Total	$1,359

(1)We determined the fair value of our forward contracts using standard valuation models that were based on market-based observable inputs including LIBOR rates and the spot price of the underlying instrument.

(2)We determined the fair value of our option contracts using standard valuation models that were based on market-based observable inputs including implied volatility, interest rates and the spot price of the underlying instrument.

(3)We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

The total number of derivative contracts cleared through NASDAQ OMX Nordic Clearing for the nine months ended September 30, 2013 and 2012 was as follows:

	September 30, 2013	September 30, 2012
Commodity forwards and options(1)	624,714	644,589
Fixed-income options and futures	21,131,906	26,586,488
Stock options and futures	23,200,139	21,735,025
Index options and futures	29,892,938	32,833,238
Total	74,849,697	81,799,340

(1)The total volume in cleared power related to commodity contracts was 1,247 Terawatt hours (TWh) for the nine months ended September 30, 2013 and 1,250 TWh for the nine months ended September 30, 2012.

The outstanding contract value of resale and repurchase agreements was $5.6 billion as of  September  30, 2013 and $4.7 billion as of September  30, 2012. The total number of contracts cleared was 3,428,514 for the nine months ended September 30, 2013 and was 2,722,313 for the nine months ended September  30, 2012.

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

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•junior capital contributed by NASDAQ OMX Nordic Clearing, which totaled $22 million at September 30, 2013;

•a  loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•specific market default fund where the loss occurred, either financial or commodities market, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis;

•senior capital contributed by NASDAQ OMX Nordic Clearing, calculated in accordance with clearinghouse rules to be $28 million at September 30, 2013; and

•mutualized default fund, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis.

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

Through its clearing operations, NOS Clearing is the legal counterparty for, and guarantees the fulfillment of, each contract cleared. These contracts are not used by NOS Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, NOS Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, NOS Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. In accordance with the rules and regulations of NOS Clearing, clearing members’ open positions are aggregated to create a single portfolio for which margin collateral requirements are calculated. As of September 30, 2013, the market value of derivative contracts outstanding, prior to netting, was $75 million. The total number of derivative contracts cleared through NOS Clearing was 1,594,558 for the nine months ended September 30, 2013.

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

As of September 30, 2013, NOS Clearing committed capital to the default funds in the form of cash totaling $42 million. This committed capital is reflected as restricted cash in the Condensed Consolidated Balance Sheets. Clearing members’ pledged default fund contributions and margin collateral totaled $569 million as of September 30, 2013 and is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty.

U.S. Clearing

In the third quarter of 2013, NASDAQ OMX Commodities Clearing Company, or NOCC, entered into a strategic alliance with Natural Gas Exchange Inc., or NGX. Together NGX and NOCC provides a premier solution for transacting in physical energy in the U.S., helping customers maximize collateral efficiency and enabling increased transparency and market liquidity. NGX offers trading and clearing services for the alliance and NOCC contributes account management, product development, and scheduling resources. Since NGX is now the counterparty to all transactions and clearing arrangements, NOCC transferred all positions to NGX, returned collateral to customers, terminated its letters of credit from banks, and cancelled all contracts with customers.

Prior to the alliance with NGX, NOCC, through riskless principal trading and clearing, was the legal counterparty for each customer position traded and NOCC thereby guaranteed the fulfillment of each of its customer’s transactions.

Market participants at NOCC were required to meet certain minimum financial standards to mitigate the risk that they became unable to satisfy their obligations and provided collateral to cover the daily margin call as needed. Customer pledged cash collateral held by NOCC, which was $33 million at December 31, 2012, is included in default funds and margin deposits as both a current asset and current liability in the Condensed Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belonged to NOCC. Additionally, NOCC was the beneficiary of letters of credit from banks meeting certain rating standards, which were posted on behalf of market participants in lieu of posting cash collateral. The aggregate amount of letters of credit for which NOCC was the beneficiary was $101 million at December 31, 2012.

As of  December 31, 2012, NASDAQ OMX had contributed $25 million to the NOCC guarantee fund which is recorded in non-current restricted cash in the Condensed Consolidated Balance Sheets.

15. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. Financial guarantees issued to us totaled $18 million at September 30, 2013 and $7 million at December 31, 2012. At September 30, 2013, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $313 million ($220 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2012, these facilities totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

Execution Access LLC, or Execution Access, is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald & Co., or Cantor Fitzgerald. As of September 30, 2013, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our condensed consolidated balance sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation, or FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $15 million as of September 30, 2013 and $18 million at December 31, 2012. These guarantees are primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $2 million as of September 30, 2013 and $5 million as of December 31, 2012 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for the above guarantees.

In connection with our acquisition of BWise, we have agreed to purchase the remaining 28% ownership interest in two separate transactions, resulting in 100% ownership by the first half of 2015. As of September 30, 2013, the estimated amount of these payments totaled $12 million. See “Acquisition of BWise,” of Note 4, “Acquisitions and Divestiture,” for further discussion.

In connection with the launch of NASDAQ OMX NLX, we have entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since the amount of these payments is not currently probable and cannot be quantified as of September 30, 2013, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these payments.

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

In October 2013, NASDAQ OMX announced the completion of initial review by The Market Regulation Department of FINRA of all claims submitted by qualifying members. Thereafter, NASDAQ OMX informed claimants that FINRA would be conducting additional analysis with regard to one category of claims. The announced total value of valid submitted claims was $41.6 million, but that amount may vary based on FINRA’s additional analysis. NASDAQ OMX will submit to the SEC a filing, for their review, that provides a report on the results of the analysis of FINRA. After the filing becomes effective, payment of valid claims will be made sixty (60) days following the effective date of the SEC filing.

Escrow Agreements

In connection with our acquisitions of FTEN, Glide Technologies, and the Index Business of Mergent, Inc., including Indxis, we entered into escrow agreements to secure the payments of post-closing adjustments and to ensure other closing conditions. At September 30, 2013, these escrow agreements provide for future payments of $12 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

Our Market Services segment consists of our U.S. and European cash equity and derivative trading and clearing businesses and our Access and Broker Services business.  In addition, eSpeed’s electronic benchmark U.S. treasury brokerage and co-location service businesses are part of our Market Services segment. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” for further discussion.

Our Listing Services segment consists of our U.S. and European listing businesses, which provide services for companies listed on The NASDAQ Stock Market and our Nordic and Baltic exchanges.

Our Information Services segment includes our Market Data Products and Index Licensing and Services businesses. Our Market Data Products business sells and distributes quote and trade information to market participants and data distributers. Our Index

Licensing and Services business develops and licenses NASDAQ OMX branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. In addition, eSpeed’s market data business is part of our Information Services segment. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” for further discussion.

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses. Our Corporate Solutions business offers companies access to innovative products and software solutions and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance. On May 31, 2013, we acquired the TR Corporate Solutions businesses. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions and Divestiture,” for further discussion. Our Market Technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business is also the sales channel for our complete global offering to other marketplaces. Market Technology provides technology solutions for trading, clearing, settlement,  surveillance and information dissemination for markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to smaller African markets. Market Technology also provides governance, risk and compliance software solutions.

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

The following table presents certain information regarding these operating segments for the three and nine months ended September 30, 2013 and 2012.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations	Consolidated

	(in millions)
Three Months Ended September 30, 2013
Total revenues	$499	$57	$118	$131	$-	$805
Cost of revenues	(299)	-	-	-	-	(299)
Revenues less transaction rebates, brokerage, clearance and exchange fees	200	57	118	131	-	506
Operating income(1)	$85	$22	$86	$9	$-	$202

Three Months Ended September 30, 2012
Total revenues	$519	$55	$99	$73	$-	$746
Cost of revenues	(334)	-	-	-	-	(334)
Revenues less transaction rebates, brokerage, clearance and exchange fees	185	55	99	73	-	412
Operating income (loss)(2)	$80	$23	$72	$6	$(11)	$170

Nine Months Ended September 30, 2013
Total revenues	$1,559	$170	$333	$300	$-	$2,362
Cost of revenues	(987)	-	-	-	-	(987)
Revenues less transaction rebates, brokerage, clearance and exchange fees	572	170	333	300	-	1,375
Operating income (loss)(3)	$234	$69	$246	$18	$(117)	$450

Nine Months Ended September 30, 2012
Total revenues	$1,686	$166	$307	$206	$-	$2,365
Cost of revenues	(1,112)	-	-	-	-	(1,112)
Revenues less transaction rebates, brokerage, clearance and exchange fees	574	166	307	206	-	1,253
Operating income (loss)(4)	$240	$68	$225	$14	$(31)	$516

(1)   Corporate items and eliminations for the three months ended September 30, 2013 primarily include merger and strategic initiatives expenses including $8 million of costs primarily related to the acquisitions of eSpeed and the TR Corporate Solutions businesses. These amounts were offset by the remeasurement of a contingent purchase price liability related to the BWise acquisition due to changes in the anticipated performance of BWise.

(2)   Corporate items and eliminations for the three months ended September 30, 2012 primarily include restructuring charges, special legal expenses related to our voluntary accommodation program and other expenses related to the systems issues experienced at the time of the Facebook IPO, and a net gain on merger and strategic initiatives.

(3)   Corporate items and eliminations for the nine months ended September 30, 2013 primarily include expenses related to our voluntary accommodation program, merger and strategic initiatives expense, expense related to an SEC matter, restructuring charges, and special legal expenses.

(4)   Corporate items and eliminations for the nine months ended September 30, 2012 primarily include restructuring charges and special legal expenses, partially offset by income from open positions relating to operations of the exchange.

In connection with our change in reportable segments, total assets as of December 31, 2012 have been recast as presented in the following table.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations	Consolidated

	(in millions)
Total assets at September 30, 2013	$7,879	$279	$2,591	$1,081	$656	$12,486
Total assets at December 31, 2012	4,981	254	2,456	625	816	9,132

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

17. Subsequent Event

In October 2013, NASDAQ OMX announced the completion of initial review by The Market Regulation Department of FINRA of all claims submitted by qualifying members of The NASDAQ Stock Market  for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012. Thereafter, NASDAQ OMX informed claimants that FINRA would be conducting additional analysis with regard to one category of claims. The announced total value of valid submitted claims was $41.6 million, but that amount may vary based on FINRA’s additional analysis.  NASDAQ OMX will submit to the SEC a filing, for their review, that provides a report on the results of the analysis of FINRA. After the filing becomes effective, payment of valid claims will be made sixty (60) days following the effective date of the SEC filing. For further discussion of our voluntary accommodation program, see “Voluntary Accommodation Program,” of Note 15, “Commitments, Contingencies and Guarantees.”

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of September 30, 2013, The NASDAQ Stock Market was home to 2,602 listed companies with a combined market capitalization of approximately $6.3 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, three options markets, an electronic platform for trading U.S. Treasuries and a futures market. Prior to the third quarter of 2013, we also engaged in riskless principal trading and clearing of OTC power and gas contracts.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of September 30, 2013, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 752 listed companies with a combined market capitalization of approximately $1.2 trillion. We also operate NASDAQ OMX Armenia.

In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange for trading and clearing of futures in the Nordics, Germany and the U.K., one of Europe’s largest carbon exchanges and, together with Nord Pool Spot, N2EX, a marketplace for physical U.K. power contracts. We also operate NOS Clearing, a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market and NASDAQ OMX NLX, a new London-based market for trading of listed short-term and long-term European (Euro and Sterling) interest rate derivative products.

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

Our reportable segments are as follows.

Market Services

Our Market Services segment consists of our U.S. and European cash equity, fixed income and derivative trading and clearing businesses and our Access and Broker Services business.  We offer trading on multiple exchanges and facilities across several asset classes, including cash equities, derivatives, debt, commodities, structured products and ETFs. In addition, in some of the countries where we operate exchanges, we also provide clearing, settlement and depository services. In addition, eSpeed’s electronic benchmark U.S. treasury brokerage and co-location service businesses are part of our Market Services segment. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion.

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We offer capital raising solutions to over 3,300 companies around the globe representing approximately $7.5 trillion in total market value as of September 30, 2013.

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

Information Services

Our Information Services segment includes our Market Data Products and our Index Licensing and Services businesses.

Our Market Data Products business delivers historical and real-time market data to 2.5 million financial professionals and individual investors globally. In addition, eSpeed’s market data business is part of our Information Services segment. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion.

Our Index Licensing and Services business has been creating innovative and transparent indexes since 1971. Today, there are over 8,000 products based on NASDAQ OMX indexes, spanning different geographies and asset classes with over $1 trillion in notional value.

Technology Solutions

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses.

Our Corporate Solutions business offers companies access to innovative products and software solutions and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance. On May 31, 2013, we acquired the TR Corporate Solutions businesses. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion. With the acquisition of the TR Corporate Solutions businesses, Corporate Solutions revenues primarily include subscription and transaction-based income from our Governance, Investor Relations, Multimedia Solutions and Public Relations businesses.

Our Market Technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business is also the sales channel for our complete global offering to other marketplaces.

Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination for markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to smaller African markets. Furthermore, the solutions we offer can handle all classes of assets, including cash equities, currencies, various interest-bearing securities, commodities, energy products and derivatives. Market Technology also provides governance, risk and compliance software solutions.

Our management allocates resources, assesses performance and manages these businesses as four separate segments. See Note 16, “Business Segments,” to the condensed consolidated financial statements for further discussion.

Business Environment

We serve listed companies, market participants and investors by providing high quality cash equity, fixed income, derivative and commodities markets, thereby facilitating economic growth and corporate entrepreneurship. We provide market technology to exchanges, clearing organizations and central securities depositories around the world. We also offer companies access to innovative products and software solutions and services that increase transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for capital markets, and changing technology particularly in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends including:

•Trading volumes in U.S. and European derivative, fixed income, and cash equity securities, which are driven primarily by overall macroeconomic conditions;

•The number of companies seeking equity financing, which is affected by factors such as investor demand, the global economy, availability of diverse sources of financing as well as tax and regulatory policies;

•The demand for information about, or access to, our markets, which is dependent on the products we trade, our importance as a liquidity center, and the quality and pricing of our data and access services;

•The demand by companies and other organizations for the products sold by our Corporate Solutions business, which is largely driven by the overall state of the economy and the attractiveness of our offerings;

•The demand for licensed exchange traded products and other financial products based on our indices as well as changes to the underlying assets associated with existing licensed financial products;

•The challenges created by the automation of market data consumption, including competition and the quickly evolving nature of the market data business;

•The outlook of our technology customers for capital market activity;

•Continuing pressure in transaction fee pricing due to intense competition in the U.S. and Europe;

•Competition for listings and trading related to pricing, product features and service offerings;

•Regulatory changes imposed upon certain types of instruments, transactions, or capital market participants; and

•Technological advancements and members’ demand for speed, efficiency, and reliability.

Currently our business drivers are defined by investors’ and companies’ cautiously optimistic outlook about the pace of global economic recovery. As the global economy continues to avoid the intermittent crisis environments of 2010-2012, we are experiencing modest growth in many of our non-transactional businesses.  Since a number of significant structural issues continue to confront the global economy, instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a return of market uncertainty. In contrast, many of our largest trading customers continue to adapt their business models as they address the implementation of regulatory changes initiated following the global financial crisis, leading to lower trading volumes. In the third quarter of 2013, the U.S. and European cash equity trading and derivative trading and clearing businesses experienced a decrease in volumes due to lower industry trading volumes. Steady performances by major stock market indices and consistently low volatility during the third quarter of 2013 helped to boost the U.S. IPO market.  Additional impacts on our business drivers included the international enactment and implementation of new legislative and regulatory initiatives, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the third quarter of 2013 may be characterized as follows:

•A  stronger pace of new equity issuance in the U.S. with 38 IPOs on The NASDAQ Stock Market, up from 17 in the third quarter of 2012. IPO activity remained slow in the Nordics with no IPOs in the third quarter of 2013 on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. There was one IPO in the third quarter of 2012 on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•Average daily matched equity options volume for our three U.S. options exchanges decreased 3.3% compared to the third quarter of 2012, while overall average daily U.S. options volume decreased 1.4%. The decrease in our average daily matched options volume was driven by a decrease in overall U.S. options volume as well a decline in our combined matched market share for our three U.S. options exchanges of 0.6 percentage points;

•Average daily matched share volume for all of our U.S. cash equity markets decreased by 12.8%, while average daily U.S. share volume fell by 3.7% relative to the third quarter of 2012. Volatility, often a driver of volume levels, was lower in the third quarter of 2013 compared with the same period in 2012. Losses in matched share volume were due to both lower U.S. consolidated volume and a decrease in matched market share from 20.4% in the third quarter of 2012 (NASDAQ 16.8%; NASDAQ OMX BX 2.7%; NASDAQ OMX PSX 0.9%) to 18.4% in the third quarter of 2013 (NASDAQ 15.3%; NASDAQ OMX BX 2.4%; NASDAQ OMX PSX 0.7%);

•Continuous cost focus in the industry has further increased the growth of our NASDAQ Basic product, which is a low cost alternative to the consolidated tape. The number of NASDAQ Basic subscribers increased 326% compared to the third quarter of 2012;

•An increase in Information Services revenues of 19.2% relative to the third quarter of 2012, primarily due to increases in both U.S. market data products and index licensing and services revenues, partially offset by a decline in our share of revenue from the U.S. consolidated tape plans;

•A decline of 6.5% experienced by our Nordic and Baltic exchanges relative to the third quarter of 2012 in the number of traded and cleared equity and fixed-income contracts (excluding Finnish option contracts traded on Eurex);

•A 16.8% increase relative to the third quarter of 2012 in the Swedish Krona value of cash equity transactions on our Nordic and Baltic exchanges;

•Intense competition among U.S. exchanges and dealer-owned systems for cash equity trading volume and strong competition between multilateral trading facilities and exchanges in Europe for cash equity trading volume;

•Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets; and

•Market trends requiring continued investment in technology to meet customers’ demands for speed, capacity, and reliability as markets adapt to a global financial industry, as increasing numbers of new companies are created, and as emerging countries show ongoing interest in developing their financial markets.

Financial Summary

The following table summarizes our financial performance for the three and nine months ended September 30, 2013 when compared with the same periods in 2012. The comparability of our results of operations between reported periods is impacted by the acquisitions of eSpeed on June 28, 2013 and the TR Corporate Solutions businesses on May 31, 2013. See “Acquisition of eSpeed for Trading of U.S. Treasuries” and “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion.

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(in millions)			(in millions)
Revenues less transaction rebates, brokerage, clearance and exchange fees	$506	$412	22.8%	$1,375	$1,253	9.7%
Operating expenses	304	242	25.6%	925	737	25.5%
Operating income	202	170	18.8%	450	516	(12.8)%
Interest expense	32	24	33.3%	81	73	11.0%
Loss on divestiture of business	-	14	#	-	14	#
Asset impairment charges	-	-	-	10	40	(75.0)%
Income before income taxes	171	134	27.6%	365	395	(7.6)%
Income tax provision	58	45	28.9%	122	131	(6.9)%
Net income attributable to NASDAQ OMX	$113	$89	27.0%	$244	$266	(8.3)%
Diluted earnings per share	$0.66	$0.52	26.9%	$1.43	$1.53	(6.5)%

#Denotes a variance equal to 100.0%.

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

Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” For the three months ended September 30, 2013, approximately 33.4% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 22.2% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone,  Danish Krone and British Pound. For the nine months ended September 30, 2013, approximately 34.8% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 29.8% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone,  Danish Krone and British Pound.

The following summarizes significant changes in our financial performance for the three and nine months ended September 30, 2013 when compared with the same periods in 2012:

•Revenues less transaction rebates, brokerage, clearance and exchange fees increased  $94 million, or 22.8%, to $506 million in the third quarter of 2013, compared with $412 million in the same period in 2012, reflecting an operational increase in revenues of $91 million and a favorable impact from foreign exchange of $3 million. The increase in operational revenues was primarily due to an:

•  increase in Technology Solutions revenues of $58 million, primarily due to an increase in Corporate Solutions revenues;

•  increase in Information Services revenues of $18 million, primarily due to increases in both U.S. market data products and Index Licensing and Services revenues;

•  an increase in Market Services revenues of $14 million, primarily reflecting an increase in fixed income trading revenues less brokerage, clearance and exchange fees.

•Revenues less transaction rebates, brokerage, clearance and exchange fees increased $122 million, or 9.7%, to $1,375 million in the first nine months of 2013, compared with $1,253 million in the same period in 2012, reflecting an operational increase in revenues of $108 million and a favorable impact from foreign exchange of $14 million. The increase in operational revenues was primarily due to an:

•  increase in Technology Solutions revenues of $90 million, primarily due to an increase in Corporate Solutions revenues;

•  increase in Information Services revenues of $24 million, primarily due to increases in both U.S. market data products and Index Licensing and Services revenues, partially offset by;

•  a  net decrease in Market Services revenues of $8 million, primarily reflecting a decrease in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees, partially offset by an increase in fixed income trading revenues less brokerage, clearance and exchange fees.

•Operating expenses increased  $62 million, or 25.6%, to $304 million in the third quarter of 2013, compared with $242 million in the same period of 2012, reflecting an increase in operating expenses of $61 million and an unfavorable impact from foreign exchange of $1 million. The operational increase in operating expenses was primarily due to increased compensation and benefits expense of $37 million, increased professional and contract services expense of $14 million, and an increase in depreciation and amortization expense of $7 million, partially offset by a decrease in restructuring charges of $10 million.

•Operating expenses increased $188 million, or 25.5%, to $925 million in the first nine months of 2013, compared with $737 million in the same period of 2012, reflecting an increase in operating expenses of $180 million and an unfavorable impact from foreign exchange of $8 million. The operational increase in operating expenses was primarily due to expense incurred in connection with our voluntary accommodation program of $62 million, increased compensation and benefits expense of $53 million, increased merger and strategic initiatives expense of $33 million, increased professional and contract services expense of $25 million, increased general, administrative and other expense of $16 million, and an increase in depreciation and amortization expense of $10 million, partially offset by a decrease in restructuring charges of $27 million.

•Interest expense increased $8 million in both the third quarter and the first nine months of 2013, compared with the same periods in 2012 primarily due to the issuance of our 2021 Notes in June 2013. See “3.875% Senior Unsecured Notes,” of Note 8, “Debt Obligations,”  to the condensed consolidated financial statements for further discussion.

•For both the third quarter and first nine months of 2012, loss on divestiture of business reflects our loss on the sale of IDCG. See “2012 Divestiture,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion.

•In the first nine months of 2013, asset impairment charges of $10 million were related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million). In the first nine months of 2012, we recorded asset impairment charges totaling $28 million related to certain acquired finite-lived intangible assets associated with technology ($19 million), customer relationships ($6 million), and certain trade names ($3 million). We also recorded an other-than-temporary impairment charge of $12 million related to our equity interest in EMCF.

•Income tax provision increased  $13 million, or 28.9%,  to $58 million in the third quarter of 2013, compared with the same period of 2012 primarily due to higher income before income taxes in the third quarter of 2013.

•Income tax provision decreased $9 million, or 6.9%, to $122 million in the first nine months of 2013, compared with the same period of 2012 primarily due to lower income before income taxes in the first nine months of 2013.

These current and prior year items are discussed in more detail below.

NASDAQ OMX’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Listing Services, and Technology Solutions segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Market Services
Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	13.6	13.8	14.8	14.9
NASDAQ OMX PHLX matched market share	16.7%	21.4%	18.5%	21.1%
The NASDAQ Options Market matched market share	9.0%	5.2%	8.6%	5.3%
NASDAQ OMX BX Options Market matched market share	1.0%	0.7%	1.0%	0.2%
Total market share	26.7%	27.3%	28.1%	26.6%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Options, futures and fixed-income contracts	346,940	371,230	409,151	423,703
Finnish option contracts traded on Eurex	116,583	70,211	121,031	77,651
NASDAQ OMX Commodities
Power contracts cleared (TWh)(1)	363	384	1,247	1,250
Cash Equity Trading
NASDAQ securities
Total average daily share volume (in billions)	1.63	1.66	1.74	1.75
Matched market share executed on NASDAQ	24.3%	25.2%	24.3%	26.3%
Matched market share executed on NASDAQ OMX BX	2.3%	2.7%	2.4%	2.7%
Matched market share executed on NASDAQ OMX PSX	0.7%	1.2%	0.8%	1.4%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	37.7%	31.5%	36.4%	32.0%
Total market share(2)	65.0%	60.6%	63.9%	62.4%
New York Stock Exchange, or NYSE, securities
Total average daily share volume (in billions)	3.12	3.39	3.42	3.72
Matched market share executed on NASDAQ	11.3%	12.8%	11.5%	13.3%
Matched market share executed on NASDAQ OMX BX	2.3%	2.5%	2.3%	2.6%
Matched market share executed on NASDAQ OMX PSX	0.5%	0.6%	0.5%	0.7%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	33.6%	28.6%	32.7%	29.8%
Total market share(2)	47.7%	44.5%	47.0%	46.4%
NYSE MKT and regional securities
Total average daily share volume (in billions)	1.02	0.94	1.09	1.08
Matched market share executed on NASDAQ	13.0%	16.1%	13.7%	17.9%
Matched market share executed on NASDAQ OMX BX	3.1%	3.0%	2.8%	2.7%
Matched market share executed on NASDAQ OMX PSX	1.4%	1.5%	1.4%	2.0%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	32.4%	29.5%	32.1%	29.0%
Total market share(2)	49.9%	50.1%	50.0%	51.6%
Total U.S.-listed securities
Total average daily share volume (in billions)	5.77	5.99	6.25	6.55
Matched share volume (in billions)	67.9	76.6	218.8	262.5
Matched market share executed on NASDAQ	15.3%	16.8%	15.5%	17.5%
Matched market share executed on NASDAQ OMX BX	2.4%	2.7%	2.4%	2.6%
Matched market share executed on NASDAQ OMX PSX	0.7%	0.9%	0.8%	1.1%
Total market share	18.4%	20.4%	18.7%	21.2%
NASDAQ OMX Nordic and NASDAQ OMX Baltic securities
Average daily number of equity trades	285,404	284,764	310,036	341,138
Total average daily value of shares traded (in billions)	$4.0	$3.2	$4.2	$4.0
Total market share	67.3%	68.5%	68.6%	68.9%

Listing Services
Initial public offerings
NASDAQ	38	17	91	53
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	-	1	6	2
New listings
NASDAQ(3)	59	40	159	112
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(4)	5	4	21	9
Number of listed companies
NASDAQ(5)	2,602	2,610	2,602	2,610
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	752	754	752	754

Technology Solutions
Market Technology
Order intake (in millions)(7)	$119	$34	$182	$169
Total order value (in millions)(8)	$579	$540	$579	$540

(1)Primarily transactions executed on Nord Pool and reported for clearing to NASDAQ OMX Commodities measured by TWh.

(2)Includes transactions executed on NASDAQ’s, NASDAQ OMX BX’s and NASDAQ OMX PSX’s systems plus trades reported through the FINRA/NASDAQ TRF.

(3)New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.

(4)New listings include IPOs and represent companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets of NASDAQ OMX First North.

(5)Number of listed companies for NASDAQ at period end, including separately listed ETFs.

(6)Represents companies listed on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic and companies on the alternative markets of NASDAQ OMX First North at period end.

(7)Total contract value of orders signed during the period.

(8)Represents total contract value of signed orders that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 7, “Deferred Revenue,” to the condensed consolidated financial statements, represents cash payments received that are yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total third quarter 2013 revenues less transaction rebates, brokerage, clearance and exchange fees of $506 million, 39.5% was from our Market Services segment, 11.3% was from our Listing Services segment, 23.3% was from our Information Services segment and 25.9% was from our Technology Solutions segment. Of our total third quarter 2012 revenues less transaction rebates, brokerage, clearance and exchange fees of $412 million, 44.9% was from our Market Services segment, 13.4% was from our Listing Services segment, 24.0% was from our Information Services segment and 17.7% was from our Technology Solutions segment.

Of our total first nine months of 2013 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,375 million, 41.6% was from our Market Services segment, 12.4% was from our Listing Services segment, 24.2% was from our Information Services segment and 21.8% was from our Technology Solutions segment. Of our total first nine months of 2012 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,253 million, 45.8% was from our Market Services segment, 13.3% was from our Listing Services segment, 24.5% was from our Information Services segment and 16.4% was from our Technology Solutions segment.

The following table shows our revenues by segment, cost of revenues for our Market Services segment and total revenues less transaction rebates, brokerage, clearance and exchange fees:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Change	2013	2012	Change

	(in millions)			(in millions)
Market Services	$499	$519	(3.9)%	$1,559	$1,686	(7.5)%
Cost of revenues	(299)	(334)	(10.5)%	(987)	(1,112)	(11.2)%
Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	200	185	8.1%	572	574	(0.3)%
Listing Services	57	55	3.6%	170	166	2.4%
Information Services	118	99	19.2%	333	307	8.5%
Technology Solutions	131	73	79.5%	300	206	45.6%
Total revenues less transaction rebates, brokerage, clearance and exchange fees	$506	$412	22.8%	$1,375	$1,253	9.7%

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(in millions)			(in millions)
Market Services Revenues:
Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(1)	$106	$110	(3.6)%	$347	$335	3.6%
Cost of revenues:
Transaction rebates	(58)	(57)	1.8%	(189)	(181)	4.4%
Brokerage, clearance and exchange fees(1)	(6)	(9)	(33.3)%	(25)	(24)	4.2%
Total U.S. derivative trading and clearing cost of revenues	(64)	(66)	(3.0)%	(214)	(205)	4.4%
U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	42	44	(4.5)%	133	130	2.3%
European derivative trading and clearing	29	28	3.6%	87	87	-
Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	71	72	(1.4)%	220	217	1.4%
Cash Equity Trading Revenues:
U.S. cash equity trading(2)	259	297	(12.8)%	850	1,010	(15.8)%
Cost of revenues:
Transaction rebates	(173)	(193)	(10.4)%	(560)	(674)	(16.9)%
Brokerage, clearance and exchange fees(2)	(61)	(75)	(18.7)%	(212)	(233)	(9.0)%
Total U.S. cash equity cost of revenues	(234)	(268)	(12.7)%	(772)	(907)	(14.9)%
U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	25	29	(13.8)%	78	103	(24.3)%
European cash equity trading	21	18	16.7%	64	60	6.7%
Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	46	47	(2.1)%	142	163	(12.9)%
Fixed Income Trading Revenues:
Fixed income trading	19	-	#	19	-	#
Cost of revenues:
Brokerage, clearance and exchange fees	(1)	-	#	(1)	-	#
Total fixed income trading revenues less brokerage, clearance and exchange fees	18	-	#	18	-	#
Access and Broker Services Revenues	65	66	(1.5)%	192	194	(1.0)%
Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$200	$185	8.1%	$572	$574	(0.3)%

#Denotes a variance greater than 100.0%.

 (1) Includes Section 31 fees of $5 million in the third quarter of 2013, $8 million in the third quarter of 2012, $20 million in the first nine months of 2013 and $22 million in the first nine months of 2012. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

(2) Includes Section 31 fees of $52 million in the third quarter of 2013, $66 million in the third quarter of 2012, $185 million in the first nine months of 2013 and $212 million in the first nine months of 2012. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees increased in the third quarter and decreased slightly in the first nine months of 2013 compared with the same periods in 2012. The increase in the third quarter was primarily due to an increase in fixed income trading revenues less brokerage, clearance and exchange fees.  The decrease in the first nine months of 2013 was primarily due to a decline in cash equity trading revenues less transaction rebates, brokerage, clearance, and exchange fees, partially offset by an increase in fixed income trading revenues less brokerage, clearance and exchange fees.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues decreased in the third quarter of 2013 and increased in the first nine months of 2013 compared with the same periods in 2012. The decrease in the third quarter of 2013 was primarily due to a decrease in Section 31 pass-through fee revenue and slightly lower industry trading volumes. The increase in the first nine months of 2013 was primarily due to an overall increase in our market share due to the mix of our market share between our three U.S. options exchanges, partially offset by slightly lower industry volumes and a decrease in Section 31 pass-through fee revenue.

U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees decreased in the third quarter of 2013 and increased in the first nine months of 2013 compared with the same periods in 2012. The decrease in the third quarter was primarily due to slightly lower industry volumes. The increase in the first nine months of 2013 was primarily due to an overall increase in our market share due to the mix of our market share between our three U.S. options exchanges, partially offset by slightly lower industry volumes.

Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $5 million in the third quarter of 2013, $8 million in the third quarter of 2012, $20 million in the first nine months of 2013 and $22 million in the first nine months of 2012.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to the mix of our market share between our three U.S. options exchanges, partially offset by slightly lower industry volumes.

Brokerage, clearance and exchange fees decreased in the third quarter of 2013 compared with the same period in 2012 and increased in the first nine months of 2013 compared with the same period in 2012. The decrease in the third quarter of 2013 was primarily due to a decrease in Section 31 pass-through fees. The increase in the first nine months of 2013 was primarily due to an increase in routing costs partially offset by lower Section 31 pass-through fees.

European Derivative Trading and Clearing Revenues

The following table shows revenues from European derivative trading and clearing:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(in millions)			(in millions)
European Derivative Trading and Clearing Revenues:
Options and futures contracts	$11	$11	-	$33	$34	(2.9)%
Energy, carbon and other commodity products	12	12	-	37	33	12.1%
Fixed-income products	4	4	-	13	16	(18.8)%
Other revenues and fees	2	1	#	4	4	-
Total European Derivative Trading and Clearing revenues	$29	$28	3.6%	$87	$87	-

#Denotes a variance equal to 100.0%.

European derivative trading and clearing revenues increased slightly in the third quarter of 2013 and were flat for the first nine months of 2013 when compared with the same periods in 2012. The increase in the third quarter of 2013 was primarily due to increased revenues from our derivative clearing operations.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees decreased in both the third quarter and first nine months of 2013 compared with the same periods in 2012. The decreases were primarily due to declines in industry trading volumes and declines in our market share. The first nine months of 2012 also includes income of $11 million from open positions relating to the operations of the exchange.

U.S. cash equity trading revenues decreased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to declines in industry trading volumes and declines in our market share. Similar to U.S. derivative trading and clearing, we record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $52 million in the third quarter of 2013, $66 million in the third quarter of 2012, $185 million in the first nine months of 2013 and $212 million in the first nine months of 2012.  The decreases  were primarily due to lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems.

For NASDAQ and NASDAQ OMX PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates decreased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to a decline in industry trading volumes and our market share.

Brokerage, clearance and exchange fees decreased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to a decrease in Section 31 pass-through fees, a decrease in both the amount of volume routed by NASDAQ due to declines in industry trading volumes and our matched market share. The first nine months of 2012 also includes income of $11 million from open positions relating to the operations of the exchange.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges. European cash equity trading revenues increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012. The increases were primarily due to higher industry volumes, higher average pricing and a favorable impact from foreign exchange of $1 million for the third quarter of 2013 and $2 million for the first nine months of 2013.

Fixed Income Trading Revenues

Fixed income trading revenues less brokerage, clearance and exchange fees includes transaction fees generated from our eSpeed electronic benchmark U.S. Treasury trading platform that was acquired on June 28, 2013. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion.

Access and Broker Services Revenues

Access and Broker Services revenues decreased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to declines in customer demand for network connectivity services, partially offset by increased revenues from the addition of eSpeed hosting revenues and new products.

LISTING SERVICES

The following table shows revenues from our Listing Services segment:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Change	2013	2012	Change

	(in millions)			(in millions)
Listing Services Revenues:
U.S. listing services	$43	$43	-	$129	$130	(0.8)%
European listing services	14	12	16.7%	41	36	13.9%
Total Listing Services revenues	$57	$55	3.6%	$170	$166	2.4%

Listing Services revenues increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to an increase in European listing services revenues resulting from higher market capitalization and a favorable impact from foreign exchange of $1 million in the third quarter and $2 million in the first nine months of 2013.

U.S. listing services includes annual listing fees, listing of additional shares fees and initial listing fees. Listing of additional shares fees and initial listing fees are recognized on a straight line basis over an estimated service period, which are four and six years, respectively, and can vary over time.

INFORMATION SERVICES

The following table shows revenues from our Information Services segment:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(in millions)			(in millions)
Information Services Revenues:
Market Data Product Revenues:
U.S. market data products	$73	$61	19.7%	$199	$184	8.2%
European market data products	20	17	17.6%	60	58	3.4%
Index data products	7	6	16.7%	20	19	5.3%
Total Market Data Products revenues	100	84	19.0%	279	261	6.9%
Index Licensing and Services revenues	18	15	20.0%	54	46	17.4%
Total Information Services revenues	$118	$99	19.2%	$333	$307	8.5%

Information Services revenues increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to increases in U.S. market data products and Index Licensing and Services revenues.

U.S. Market Data Products Revenues

U.S. market data products revenues increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to an increase in audit collections, higher customer demand for proprietary data products, pricing changes, and an increase in revenues due to the acquisition of eSpeed which was completed on June 28, 2013. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion. Partially offsetting the increase in the first nine months of 2013 was a decrease in net U.S. tape revenues.

European Market Data Products Revenues

European market data products revenues increased in the third quarter of 2013 compared with the same period in 2012 due to an increase in audit collections, pricing changes, and a favorable impact from foreign exchange of $1 million. The increase in European market data products revenues for the first nine months of 2013 compared to the same period in 2012 was primarily due to a favorable impact from foreign exchange of $2 million.

Index Licensing and Services Revenues

Index Licensing and Services revenues increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to our acquisition of the index business of Mergent, Inc., including Indxis, in December 2012 and an increase in the underlying assets associated with NASDAQ OMX-licensed ETFs and other financial products due to product growth and newly executed product licenses.

TECHNOLOGY SOLUTIONS

The following table shows revenues from our Technology Solutions segment:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(in millions)			(in millions)
Technology Solutions Revenues:
Corporate Solutions Revenues:
Governance	$4	$3	33.3%	$11	$7	57.1%
Investor relations	47	11	#	82	30	#
Multimedia solutions	15	3	#	25	10	#
Public relations	12	5	#	28	18	55.6%
Total Corporate Solutions revenues	78	22	#	146	65	#

Market Technology Revenues:
Software, license and support	36	36	-	109	107	1.9%
Change request and advisory	9	7	28.6%	25	17	47.1%
Software as a service	8	8	-	20	17	17.6%
Total Market Technology revenues	53	51	3.9%	154	141	9.2%
Total Technology Solutions revenues	$131	$73	79.5%	$300	$206	45.6%

#Denotes a variance greater than 100.0%.

Technology Solutions revenues increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 due to increases in both Corporate Solutions revenues and Market Technology revenues. Market Technology revenues included a favorable impact from foreign exchange of $4 million in the first nine months of 2013.

Corporate Solutions Revenues

Corporate Solutions revenues increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to the acquisition of the TR Corporate Solutions businesses completed on May 31, 2013 and expanding customer utilization of Directors Desk and GlobeNewswire products. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion.

Market Technology Revenues

Market Technology revenues increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to an increase in change request and advisory revenues and includes growth at BWise. The increase in the first nine months of 2013 compared to the same period in 2012 was also due to increased customer demand for broker surveillance products and a favorable impact from foreign exchange of $4 million.

Total Order Value

As of September 30, 2013, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $579 million. Market Technology deferred revenue, included in the total Technology Solutions deferred revenue of $161 million,  represents cash payments received that are yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value

(in millions)
Fiscal year ended:
2013(1)	$53
2014	173
2015	112
2016	84
2017	68
2018 and thereafter	89
Total	$579

(1)   Represents revenues that are anticipated to be recognized over the remaining three months of 2013.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Change	2013	2012	Change

	(in millions)			(in millions)
Compensation and benefits	$150	$113	32.7%	$394	$338	16.6%
Marketing and advertising	7	6	16.7%	22	20	10.0%
Depreciation and amortization	33	26	26.9%	88	77	14.3%
Professional and contract services	41	27	51.9%	104	78	33.3%
Computer operations and data communications	22	18	22.2%	58	52	11.5%
Occupancy	26	22	18.2%	71	67	6.0%
Regulatory	8	8	-	23	26	(11.5)%
Merger and strategic initiatives	-	(3)	#	33	-	#
Restructuring charges	-	10	#	9	36	(75.0)%
General, administrative and other	17	15	13.3%	61	43	41.9%
Voluntary accommodation program	-	-	-	62	-	#
Total operating expenses	$304	$242	25.6%	$925	$737	25.5%

#Denotes a variance equal to or greater than 100.0%.

Total operating expenses increased $62 million in the third quarter of 2013 compared with the same period in 2012, reflecting an increase in operating expenses of $61 million and an unfavorable impact from foreign exchange of $1 million. Total operating expenses increased $188 million in the first nine months of 2013 compared with the same period in 2012, reflecting an increase in operating expenses of $180 million and an unfavorable impact from foreign exchange of $8 million. The operational increase in the third quarter of 2013 was primarily due to increases in the following expenses: compensation and benefits expense, professional and contract services expense, and depreciation and amortization expense, partially offset by a decrease in restructuring charges. The operational increase in the first nine months of 2013 was primarily due to expense incurred in connection with our voluntary accommodation program and increases in the following expenses: compensation and benefits expense, merger and strategic initiatives expense, professional and contract services expense, general, administrative and other expense, and depreciation and amortization expense, partially offset by a decrease in restructuring charges.

Compensation and benefits expense increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to an increase in salary expense, relating mainly to our acquisitions of eSpeed on June 28, 2013 and the TR Corporate Solutions businesses on May 31, 2013. The increase in the first nine months of 2013 was also due to the acquisitions of BWise in May 2012 and NOS Clearing in July 2012. Foreign exchange had an unfavorable impact of $3 million in the first nine months of 2013. Partially offsetting these increases were lower salary costs due to workforce reductions of 257 positions across our organization related to restructuring actions beginning in the first quarter of 2012 through the first quarter of 2013. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 3,241 employees at September 30, 2013 from 2,503 employees at September 30, 2012 primarily reflecting our acquisitions of eSpeed and the TR Corporate Solutions businesses, partially offset by workforce reductions related to restructuring actions. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges.

 Depreciation and amortization expense increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to additional depreciation and amortization expense as a result of our recent acquisitions, primarily eSpeed on June 28, 2013, the TR Corporate Solutions businesses on May 31, 2013, and BWise in May 2012.

Professional and contract services expense increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to revenue-related costs incurred as a result of our acquisition of the TR Corporate Solutions businesses, costs incurred for special legal expenses, and the launch of new initiatives. The revenue-related costs are primarily due to the production and delivery of webcast events as well as other events and services.

Computer operations and data communications expense increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to additional expense as a result of our acquisitions of eSpeed on June 28, 2013 and the TR Corporate Solutions businesses on May 31, 2013.

Occupancy expense increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to our acquisition of the TR Corporate Solutions businesses.

Merger and strategic initiatives expense included $8 million of costs in the third quarter of 2013 primarily related to the acquisitions of eSpeed and the TR Corporate Solutions businesses. This amount was offset by the remeasurement of a contingent purchase price liability related to the BWise acquisition due to changes in the anticipated performance of BWise. Merger and strategic initiatives expenses was a net gain of $3 million in the third quarter of 2012 due to a gain on our acquisition of NOS Clearing in July 2012, partially offset by costs related to acquisitions and other strategic initiatives. Merger and strategic initiatives expense of $33 million in the first nine months of 2013,  primarily related to our acquisitions of eSpeed and the TR Corporate Solutions businesses, partially offset by the remeasurement of a contingent purchase price liability related to the BWise acquisition. For the first nine months of 2012, costs related to acquisitions and other strategic initiatives were offset by the gain recognized on our acquisition of NOS Clearing.

Restructuring charges were $9 million in the first nine months of 2013, $36 million in the first nine months of 2012 and $10 million in the third quarter of 2012. Our restructuring program was completed in the first quarter of 2013. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges.

General, administrative and other expense increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to increased expenses related to the launch of new initiatives and an unfavorable impact from foreign exchange of $1 million in the third quarter of 2013 and $2 million in the first nine months of 2013. The increase in the first nine months of 2013 was also due to expenses of $10 million related to an SEC matter. For further discussion of the SEC matter, see “Litigation,” of Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements.

Voluntary accommodation program expense of $62 million in the first nine months of 2013 relates to the one-time voluntary accommodation program, which was approved by the SEC in March 2013. This program expanded the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2013	2012	Change	2013	2012	Change
	(in millions)			(in millions)
Interest income	$2	$2	-	$7	$6	16.7%
Interest expense	(32)	(24)	33.3%	(81)	(73)	11.0%
Net interest expense	(30)	(22)	36.4%	(74)	(67)	10.4%
Loss on divestiture of business	-	(14)	#	-	(14)	#
Asset impairment charges	-	-	-	(10)	(40)	(75.0)%
Income from unconsolidated investees, net	(1)	-	#	(1)	-	#
Total non-operating expenses	$(31)	$(36)	(13.9)%	$(85)	$(121)	(29.8)%

#Denotes a variance equal to or greater than 100.0%.

Total non-operating expenses decreased in both the third quarter and first nine months of 2013 compared with the same periods in 2012. The decrease in the third quarter and first nine months of 2013 was primarily due to a loss on divestiture of business recorded in the third quarter of 2012, partially offset by an increase in interest expense.  In addition, the decrease in the first nine months of 2013 was also due to a reduction in asset impairment charges.

Interest Expense

Interest expense increased in both the third quarter and first nine months of 2013 compared with the same periods in 2012 primarily due to the issuance of our 2021 Notes.

Interest expense for the third quarter of 2013 was $32 million, and was comprised of $29 million of interest expense, $1 million of non-cash expense associated with the accretion of debt discounts, $1 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees. Interest expense for the third quarter of 2012 was $24 million, and was comprised of $19 million of interest expense, $2 million of non-cash expense associated with the accretion of debt discounts, $1 million of non-cash debt issuance amortization expense, and $2 million of other bank and investment-related fees.

Interest expense for the first nine months of 2013 was $81 million, and was comprised of $73 million of interest expense, $3 million of non-cash expense associated with accretion of debt discounts, $2 million of non-cash debt issuance amortization expense, and $3 million of other bank and investment-related fees. Interest expense for the first nine months of 2012 was $73 million, and was comprised of $64 million of interest expense, $3 million of non-cash expense associated with accretion of debt discounts, $2 million of non-cash debt issuance amortization expense, and $4 million of other bank and investment-related fees.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Loss on Divestiture of Business

In August 2012, we sold IDCG and recorded a loss of $14 million on the sale.  See “2012 Divestiture” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion.

Asset Impairment Charges

Asset impairment charges of $10 million in the first nine months of 2013 relate to non-cash intangible asset impairment charges related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million) recorded in the first quarter of 2013. See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Purchased Intangible Assets,” to the condensed consolidated financial statements for further discussion. Asset impairment charges of $28 million in the first nine months of 2012 related to certain acquired finite-lived intangible assets associated with technology ($19 million), customer relationships ($6 million), and certain trade names ($3 million). During the first nine months of 2012, we also recorded a non-cash other-than-temporary impairment charge of $12 million related to our equity interest in EMCF. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.

Tax Matters

NASDAQ OMX’s income tax provision was $58 million in the third quarter of 2013 and $122 million in the first nine months of 2013 compared with $45 million in the third quarter of 2012 and $131 million in the first nine months of 2012. The overall effective tax rate was 34% in the third quarter of 2013 and 33% in the first nine months of 2013 compared with 34% in the third quarter of 2012 and 33% in the first nine months of 2012. The effective tax rate in the third quarter of 2013 was flat when compared with the same period in 2012 due to an increase in net deferred tax liabilities resulting from changes in tax rates in various jurisdictions, offset by a gain associated with the remeasurement of a contingent liability relating to the BWise acquisition which is exempt from taxation. The effective tax rate in the first nine months of 2013 was flat when compared with the same period in 2012 due to expenses associated with investments in certain jurisdictions for which we are not able to recognize a tax benefit. Furthermore, in 2012 we recorded a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which were not reflected in pre-tax earnings. Also, as discussed above, in the third quarter of 2013 we recorded an increase to net deferred tax liabilities resulting from changes in tax rates in certain jurisdictions. Offsetting these items were significant adjustments related to our 2005-2010 tax return liabilities which resulted in an increase to the 2012 tax provision. Also, as discussed above, in the third quarter of 2013 we recorded a gain associated with the remeasurement of a contingent liability related to the BWise acquisition which is exempt from taxation.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2010 are currently under audit by the Internal Revenue Service and we are subject to examination for 2011 and 2012. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2010 and we are subject to examination for 2011 and 2012. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2005 through 2012.  We have filed amended 2011 and 2012 Swedish value added tax returns which are currently being reviewed by the Swedish Tax Agency. We anticipate that the amount of unrecognized tax benefits at September 30, 2013 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

 In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position for years 2009 through 2011, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. NASDAQ OMX has appealed the ruling by the Finnish Appeals Board to the Finnish Administrative Court. In the second quarter of 2013, we paid $19 million to the Finnish Tax Authority, which represents an assessment for the years 2009 through 2011. We expect the Finnish Administrative Court to agree with our position and, if so, NASDAQ OMX will receive a refund for the amount paid. If the Finnish Administrative Court disagrees with our position, we will incur an additional assessment of $7 million for 2012 and the first nine months of 2013. Through September 30, 2013, we have recorded the tax benefits associated with the filing position.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Since the new legislation is unclear with regards to our ability to continue to claim such interest deductions, NASDAQ OMX has filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings. In the third quarter of 2013, we recorded a tax benefit of $4 million, or $0.02 per diluted share, with respect to this issue in our condensed consolidated financial statements.  Since January 1, 2013, we have recorded a tax benefit of $12 million, or $0.07 per diluted share, related to this matter. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

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

Non-GAAP adjustments for the quarter ended September 30, 2013 primarily related to the following:

(i) merger and strategic initiatives expense included $8 million of costs primarily related to the acquisitions of eSpeed and the TR Corporate Solutions businesses. This amount was offset entirely by the remeasurement of a contingent purchase price liability related to the BWise acquisition due to changes in the anticipated performance of BWise,  (ii) adjustment to the income tax provision of $3 million to reflect these non-GAAP adjustments, and (iii) significant tax adjustments, net of $3 million due to an increase in net deferred tax liabilities resulting from changes in tax rates in various jurisdictions.

Non-GAAP adjustments for the quarter ended September 30, 2012 primarily related to the following:

 (i) loss on divestiture of business of $14 million related to the sale of IDCG, (ii) a net gain of $3 million in merger and strategic initiatives from our acquisition of NOS Clearing in July 2012, partially offset by costs related to acquisitions and other strategic initiatives, (iii) restructuring charges primarily related to facility-related charges of $5 million, workforce reductions of $4 million, and $1 million of other charges, (iv) special legal expenses of $4 million, (v) adjustment to the income tax provision of $10 million to reflect these non-GAAP adjustments, and (vi) significant tax adjustments, net of $1 million due to provision to tax return adjustments related to our 2011 tax return liabilities which resulted in an increase to the tax provision.

Non-GAAP adjustments for the nine months ended September 30, 2013 primarily related to the following:

(i) voluntary accommodation program expense of $62 million which expanded the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012, (ii) merger and strategic initiatives costs of $33 million primarily related to our acquisitions of eSpeed and the TR Corporate Solutions businesses, (iii) expense related to an SEC matter of $10 million - for further discussion of the SEC matter, see “Litigation,” of Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements, (iv) intangible asset impairment charges of $10 million related to certain acquired intangible assets associated with customer relationships and a certain trade name, (v) restructuring charges of $9 million - for further discussion, see Note 3, “Restructuring Charges,” to the condensed consolidated financial statements, (vi) special legal expenses, (vii) adjustment to the income tax provision of $46 million to reflect these non-GAAP adjustments, and (viii) significant tax adjustments, net of $3 million due to an increase in net deferred tax liabilities resulting from changes in tax rates in various jurisdictions.

Non-GAAP adjustments for the nine months ended September 30, 2012 primarily related to the following:

(i) income from open positions relating to the operations of the exchange of $11 million, (ii) merger and strategic initiatives costs related to acquisitions and other strategic initiatives, which were offset entirely by the gain on acquisition of NOS Clearing, (iii) loss on divestiture of business of $14 million related to the sale of IDCG, (iv) intangible asset impairment charges of $28 million as well as an other-than-temporary impairment charge related to our equity method investment in EMCF of $12 million, (v) restructuring charges primarily related to workforce reductions of $18 million, facility-related charges of $10 million, asset impairment charges of $6 million, and $2 million of other charges, (vi) special legal expenses of $4 million, (vii) adjustment to the income tax provision of $26 million to reflect these non-GAAP adjustments, and (viii) significant tax adjustments, net of $2 million due to adjustments related to our 2005-2011 tax return liabilities which resulted in an increase to the tax provision and a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which are not reflected in pre-tax earnings.

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$113	$0.66	$89	$0.52
Non-GAAP adjustments:
Loss on divestiture of business	-	-	14	0.08
Merger and strategic initiatives	-	-	(3)	(0.02)
Restructuring charges	-	-	10	0.06
Special legal expenses	-	-	4	0.02
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(3)	(0.02)	(10)	(0.05)
Significant tax adjustments, net	3	0.02	1	0.01
Total non-GAAP adjustments, net of tax	-	-	16	0.10
Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$113	$0.66	$105	$0.62
Weighted-average common shares outstanding for diluted earnings per share		172,103,738		170,519,566

(1)   We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$244	$1.43	$266	$1.53
Non-GAAP adjustments:
Income from open positions relating to the operations of the exchange	-	-	(11)	(0.06)
Voluntary accommodation program	62	0.37	-	-
Merger and strategic initiatives	33	0.19	-	-
Reserve for SEC matter	10	0.06	-	-
Loss on divestiture of business	-	-	14	0.08
Asset impairment charges	10	0.06	40	0.23
Restructuring charges	9	0.05	36	0.21
Special legal expense	2	0.01	4	0.02
Other	-	-	2	0.01
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(46)	(0.27)	(26)	(0.15)
Significant tax adjustments, net	3	0.02	(2)	(0.01)
Total non-GAAP adjustments, net of tax	83	0.49	57	0.33
Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$327	$1.92	$323	$1.86
Weighted-average common shares outstanding for diluted earnings per share		170,662,539		173,508,642

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

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock in the capital markets and by issuing debt obligations. In June 2013, NASDAQ OMX issued the 2021 Notes. We used the majority of the net proceeds from the offering of the 2021 Notes to fund the cash consideration payable by us for the acquisition of eSpeed and related expenses. We used the remaining proceeds from the 2021 Notes for general corporate purposes. As part of the acquisition of eSpeed, NASDAQ OMX has contingent future annual obligations for issuances of 992,247 shares of NASDAQ OMX common stock approximating certain tax benefits associated with the transaction of $484 million. Such contingent future issuances of NASDAQ OMX common stock will be paid ratably over 15 years if NASDAQ OMX achieves a designated revenue target in each such year. The contingent future issuances of NASDAQ OMX common stock are subject to anti-dilution protections and acceleration upon certain events.

In addition to these cash sources, we have a $750 million revolving credit commitment (including a swingline facility and letter of credit facility) under our senior unsecured five-year credit facility. In May 2013, we borrowed $50 million under the revolving credit commitment. We used cash on hand and utilization of the revolving credit commitment to fund the acquisition of the TR

Corporate Solutions businesses and related expenses. In the third quarter of 2013, we borrowed an additional $70 million under the revolving credit commitment and used the proceeds and cash on hand to pay down our 2013 Convertible Notes that matured in August 2013. In September 2013, we repaid $64 million of the revolving credit commitment. As of September 30, 2013, availability under the revolving credit commitment was $568 million.  See “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.  For further discussion of our acquisitions of eSpeed and the TR Corporate Solutions businesses, see “Acquisition of eSpeed for Trading of U.S. Treasuries,” and “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, share repurchases, and dividends. Working capital (calculated as current assets less current liabilities) was $365 million at September 30, 2013, compared with $474 million at December 31, 2012,  a decrease of $109 million primarily due to a decline in cash and cash equivalents and financial investments at fair value and an increase in accounts payable and accrued expenses primarily due to the recording for our voluntary accommodation program liability.

Principal factors that could affect the availability of our internally-generated funds include:

•deterioration of our revenues in any of our business segments;

•changes in our working capital requirements; and

•an increase in our expenses.

Principal factors that could affect our ability to obtain cash from external sources include:

•operating covenants contained in our credit facility that limit our total borrowing capacity;

•increases in interest rates applicable to our floating rate loans under our credit facility;

•credit rating downgrades, which could limit our access to additional debt;

•a decrease in the market price of our common stock; and

•volatility in the public debt and equity markets.

In connection with an increase in indebtedness to finance the acquisition of eSpeed, S&P affirmed the credit rating of NASDAQ OMX at BBB and NASDAQ OMX Clearing AB at A+ and placed both NASDAQ OMX and NASDAQ OMX Clearing AB on negative outlook. Moody’s affirmed the credit rating of NASDAQ OMX at Baa3.

The following sections discuss the effects of changes in our financial assets, debt obligations, clearing and broker-dealer net capital requirements, and cash flows on our liquidity and capital resources.

Financial Assets

The following table summarizes our financial assets:

	September 30, 2013	December 31, 2012

	(in millions)
Cash and cash equivalents	$300	$497
Restricted cash	81	85
Non-current restricted cash	-	25
Financial investments, at fair value	190	223
Total financial assets	$571	$830

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of September 30, 2013, our cash and cash equivalents of $300 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of September 30, 2013 decreased $197 million from December 31, 2012 primarily due to net cash used in investing activities, partially offset by net cash provided by operating activities and financing activities. See “Cash Flow Analysis” below for further discussion.

Current restricted cash, which was $81 million as of September 30, 2013 and $85 million as of December 31, 2012, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. As of September 30, 2013 and December 31, 2012, current restricted cash primarily includes cash held for regulatory purposes at NASDAQ OMX Stockholm and NOS Clearing. Non-current restricted cash of $25 million at  December 31, 2012 was segregated for NOCC to improve its liquidity position and was not available for general use. See Note 14, “Clearing Operations,” to the condensed consolidated financial statements for further discussion.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $118 million as of September 30, 2013 and $198 million as of December 31, 2012. The remaining balance held in the U.S. totaled $182 million as of September 30, 2013 and $299 million as of December 31, 2012.

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

During the first nine months of 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of September 30, 2013, the remaining amount for share repurchases under the program authorized in the third quarter of 2012 was $215 million.

Cash Dividends on Common Stock

In March, June and September 2013, we paid quarterly cash dividends of $0.13 per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 11, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.

In October 2013, the board of directors declared a regular quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend is payable on December 27, 2013 to shareholders of record at the close of business on December 13, 2013. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $190 million as of September 30, 2013 and $223 million as of December 31, 2012 and are primarily comprised of trading securities, mainly Swedish government debt securities. Of these securities, $102 million as of September 30, 2013 and $134 million as of December 31, 2012 are assets utilized to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. This balance also includes our available-for-sale investment security in DFM valued at $45 million as of September 30, 2013 and $22 million as of December 31, 2012. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading securities and available-for-sale investment security.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	September 30, 2013	December 31, 2012

		(in millions)
2.50% convertible senior notes	Repaid August 2013	$-	$91
4.00% senior unsecured notes (net of discount)	January 2015	399	399
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility	September 2016	360	394
$750 million revolving credit commitment	September 2016	182	126
5.25% senior unsecured notes (net of discount)	January 2018	368	368
5.55% senior unsecured notes (net of discount)	January 2020	598	598
3.875% senior unsecured notes (net of discount)	June 2021	811	-
Total debt obligations		2,718	1,976
Less current portion		(45)	(136)
Total long-term debt obligations		$2,673	$1,840

In addition to the $750 million revolving credit commitment, we also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At September 30, 2013, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $313 million ($220 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2012, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

At September 30, 2013, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for the clearing operations of NASDAQ OMX Nordic Clearing and NOS Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At September 30, 2013, our required regulatory capital consisted of $57 million of Swedish government debt securities, that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, and $42 million of cash that is included in restricted cash in the Condensed Consolidated Balance Sheets.

In addition, we have available credit facilities of $93 million which can be utilized to satisfy our regulatory capital requirements. See “Debt Obligations” above for further discussion.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, NASDAQ Options Services and Execution Access, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At September 30, 2013, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $13.8 million, or $13.5 million in excess of the minimum amount required. At September 30, 2013, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $3.5 million, or $3.2 million in excess of the minimum amount required. At September 30, 2013, Execution Access was required to maintain minimum net capital of $0.5 million and had total net capital of $31.3 million, or $30.8 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Nine Months Ended September 30,
	2013	2012	Percentage Change

	(in millions)
Net cash provided by (used in):
Operating activities	$337	$356	(5.3)%
Investing activities	(1,184)	(27)	#
Financing activities	656	(403)	#
Effect of exchange rate changes on cash and cash equivalents	(6)	6	#
Net decrease in cash and cash equivalents	(197)	(68)	#
Cash and cash equivalents at the beginning of period	497	506	(1.8)%
Cash and cash equivalents at the end of period	$300	$438	(31.5)%

#Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the  nine months ended September 30, 2013:

•Net income of $243 million, plus:

•  Non-cash items of $115 million comprised primarily of $88 million of depreciation and amortization expense, $32 million of share-based compensation expense and $10 million of asset impairment charges, partially offset by deferred income taxes of $15 million and excess tax benefits related to share-based compensation of $11 million.

•Increase in accounts payable and accrued expenses of $78 million primarily due to the recording of our voluntary accommodation program liability and the timing of payments, partially offset by a decrease in interest payable related to our debt obligations.

•Increase in deferred revenue of $13 million mainly due to Listing Services’ annual billings.

Partially offset by a:

•Decrease in Section 31 fees payable to the SEC of $78 million primarily due to the timing of payments, which are made twice a year in September and March.

•Increase in accounts receivable, net of $36 million primarily due to recent acquisitions and the timing of collections and activity.

The following items impacted our net cash provided by operating activities for the nine months ended September 30, 2012:

•Net income of $264 million, plus:

•  Non-cash items of $171 million comprised primarily of $77 million of depreciation and amortization expense, $40 million related to asset impairment charges, $34 million of share-based compensation expense, $14 million from loss on divestiture of business, and $15 million of restructuring charges, partially offset by deferred income taxes of $20 million.

•Decrease in other assets of $62 million primarily due to the release of restricted cash resulting from the sale of IDCG.

•Increase in deferred revenue of $37 million mainly due to Listing Services’ annual billings.

•Increase in other liabilities of $10 million primarily reflecting an increase in reserves related to uncertain tax positions and an increase in the restructuring reserve, partially offset by the utilization of sub-lease reserve balances.

Partially offset by a:

•Decrease in Section 31 fees payable to the SEC of $82 million primarily due to timing of payments, which are made twice a year in September and March.

•Decrease in accrued personnel costs of $55 million primarily due to the payment of our 2011 incentive compensation in the first quarter of 2012, partially offset by the 2012 accrual.

•Increase in receivables, net of $26 million primarily due to an increase in receivables across multiple businesses relating to timing of collections and activity, partially offset by a decrease in income tax receivables.

•Decrease in accounts payable and accrued expenses of $25 million reflecting the timing of payments primarily related to interest payable on our debt obligations.

 Net Cash Used in Investing Activities

Net cash used in investing activities in the first nine months of 2013 primarily consisted of cash utilized to fund the acquisitions of eSpeed and the TR Corporate Solutions businesses, purchases of trading securities, purchases of property and equipment, and cash paid for our increased ownership interest in LCH and our equity method investment in TOM, partially offset by proceeds from sales and redemptions of trading securities.

Net cash used in investing activities in the first nine months of 2012 primarily consisted of purchases of trading securities, cash used for acquisitions and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities in the first nine months of 2013 primarily consisted of proceeds of $895 million received from the issuance of the 2021 Notes and a partial utilization under our revolving credit commitment, partially offset by payments of debt obligation totaling $191 million consisting of repayment of our 2013 Convertible Notes totaling $93 million, repayment of $64 million on our revolving credit commitment and required quarterly principal payments totaling $34 million made on the 2016 Term Loan, and $65 million related to cash dividends paid on our common stock.

Net cash used in financing activities in the first nine months of 2012 primarily consisted of $225 million of cash used in connection with our share repurchase program, payments of debt obligations totaling $134 million consisting of an optional prepayment of $100 million on our revolving credit commitment and required quarterly principal payments totaling $34 million made on the 2016 Term Loan, and $43 million related to cash dividends paid on our common stock.

For further discussion of our acquisitions, see Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements. For further discussion of our debt obligations, see Note 8, “Debt Obligations,” to the condensed consolidated financial statements. For further discussion of our share repurchase program, see “Share Repurchase Program,” of Note 11, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of September 30, 2013:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2013	2014-2015	2016-2017	2018-Thereafter

	(in millions)
Debt obligations by contract maturity(1)	$3,324	$13	$697	$614	$2,000
Minimum rental commitments under non-cancelable operating leases, net(2)	462	21	152	110	179
Other obligations(3)	36	13	23	-	-
Total	$3,822	$47	$872	$724	$2,179

(1)Our debt obligations include both principal and interest obligations. At September 30, 2013, an interest rate of 1.55% was used to compute the amount of the contractual obligations for interest on the 2016 Term Loan and an interest rate of 1.35% was used to compute the amount of the contractual obligations for interest on our revolving credit commitment. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at September 30, 2013. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)In connection with our acquisitions of FTEN, Glide Technologies and the index business of Mergent, Inc., including Indxis, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. At September 30, 2013, these agreements provide for future payments of $12 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets. In addition, other obligations include future transition service agreement payments associated with the acquisition of the TR Corporate Solutions businesses and estimated amounts related to the purchase of the remaining 28% ownership interest in BWise.

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

Margin Deposits Received for Clearing Operations

Nordic Clearing and NOS Clearing

NASDAQ OMX Nordic Clearing and NOS Clearing each require all clearing members to provide collateral, which may consist of cash and eligible securities, in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. Pledged collateral is maintained at a third-party custodian bank or deposit bank account for the benefit of the clearing members and is immediately accessible by NASDAQ OMX Nordic Clearing or NOS Clearing in the event of default. The pledged margin deposits are not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Clearing member pledged collateral related to our clearing operations were  $10.1 billion as of September 30, 2013 and $6.7 billion as of December 31, 2012. In April 2013, NASDAQ OMX Nordic Clearing implemented a new collateral management process. With the implementation of this collateral management process, NASDAQ OMX Nordic Clearing now maintains and manages all cash deposits related to margin collateral and records these cash deposits in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and current liability. The collateral procedures related to eligible pledged assets remain the same.

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

U.S. Clearing

Prior to the strategic alliance with NGX, NOCC was the beneficiary of letters of credit from banks meeting certain rating standards, which were posted on behalf of market participants in lieu of posting cash collateral. The aggregate amount of letters of credit of which NOCC was the beneficiary was $101 million at December 31, 2012.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by clearing members discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. Financial guarantees issued to us totaled $18 million at September 30, 2013 and $7 million at December 31, 2012. At September 30, 2013, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $313 million ($220 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2012, these facilities totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

Execution Access is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties will be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $15 million as of September 30, 2013  and $18 million at December 31, 2012. These guarantees primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $2 million as of September 30, 2013  and $5 million at December 31, 2012 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for the above guarantees.

In connection with the launch of NASDAQ OMX NLX, we have entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since the amount of these payments is not currently probable and cannot be quantified as of September 30, 2013, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these payments.

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

Interest Rate Risk

The following table summarizes our financial assets and liabilities that are subject to interest rate risk as of September 30, 2013:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100bp adverse shift in interest rate(2)

	(in millions)
Floating rate positions(3)	$2,422	$2,475	$-
Fixed rate positions(4)	38	2,182	-

(1)Represents total contractual debt obligations and amounts related to default fund contributions and margin deposits.

(2)Annualized impact of a 100 basis point parallel adverse shift in the yield curve.

(3)Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.

(4)Financial assets primarily consist of Swedish government debt securities, which are classified as trading investment securities with an average duration of 1.7 years.

We are exposed to cash flow risk on floating rate financial assets of $2,422 million and financial liabilities of $2,475 million at September 30, 2013. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on September 30, 2013 positions, each 1.0% adverse change in interest rate would have an immaterial impact on annual pre-tax income related to our floating rate positions.

We are exposed to price risk on our fixed rate financial assets, which totaled $38 million at September 30, 2013 and have an average duration of 1.7 years. The net effect of a parallel shift of 1.0% of the interest rate curve, taking into account the change in fair value and the increase in interest income, would have an immaterial impact on annual pre-tax income related to our fixed rate positions.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency translation risk. For the three months ended September 30, 2013, approximately 33.4% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 22.2% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone, Danish Krone, and British Pound. For the nine months ended September 30, 2013, approximately 34.8% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 29.8% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone, Danish Krone, and British Pound.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the three and nine months ended September 30, 2013 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	British Pound	Other Foreign Currencies

	(in millions, except currency rate)
Three months ended September 30, 2013
Average foreign currency rate to the U.S. dollar	0.1528	1.3259	0.1671	0.1778	1.5523	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	19.3%	3.7%	2.0%	2.4%	3.0%	3.0%
Percentage of operating income	17.4%	2.0%	1.0%	4.4%	0.1%	(2.7)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(10)	$(2)	$(1)	$(1)	$(1)	$(2)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$-	$-	$(1)	$-	$(1)

Nine months ended September 30, 2013
Average foreign currency rate to the U.S. dollar	0.1536	1.3175	0.1721	0.1767	1.5465	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	20.7%	4.2%	2.6%	2.6%	1.5%	3.2%
Percentage of operating income	23.1%	4.1%	2.6%	5.2%	(4.1)%	(1.1)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(28)	$(6)	$(4)	$(4)	$(2)	$(5)
Impact of a 10% adverse currency fluctuation on operating income	$(10)	$(2)	$(1)	$(2)	$(2)	$-

#Represents multiple foreign currency rates.

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

Our primary exposure to net assets in foreign currencies as of September 30, 2013 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation

	(in millions)
Swedish Krona(1)	$4,273	$(427)
Norwegian Krone	301	(30)
Euro	169	(17)
Australian Dollar	105	(10)

(1)Includes goodwill of $3,396 million and intangible assets, net of $1,041 million.

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

Execution Access is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald.  As of September 30, 2013, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our condensed consolidated balance sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties will be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

We are exposed to credit risk through our clearing operations with NASDAQ OMX Nordic Clearing and NOS Clearing. See “Default Fund Contributions and Margin Deposits Received for Clearing Operations,” of “Off-Balance Sheet Arrangements,” above, as well as Note 14, “Clearing Operations” for further discussion.

We also have credit risk related to transaction and subscription-based revenues that are billed to customers on a monthly or quarterly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our Condensed Consolidated Balance Sheets. On an ongoing basis, we review and evaluate changes in the status of our counterparties’ creditworthiness.

Credit losses such as those described above could adversely affect our condensed consolidated financial position and results of operations.

Item 4.Controls and Procedures.

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

(b) Internal controls over financial reporting. On June 28, 2013, NASDAQ OMX completed its acquisition of eSpeed and on May 31, 2013, NASDAQ OMX completed its acquisition of the TR Corporate Solutions businesses. Management has considered these transactions material to the results of operations, cash flows and financial position from the date of the acquisitions through September 30, 2013, and believes that the internal controls and procedures of both acquisitions have a material effect on internal controls over financial reporting. In accordance with SEC guidance, management has elected to exclude eSpeed and the TR Corporate Solutions businesses from its December 31, 2013 assessment of and report on internal controls over financial reporting. NASDAQ OMX is currently in the process of incorporating the internal controls and procedures of eSpeed and the TR Corporate Solutions businesses into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for December 31, 2014. There have been no other changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

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

Item 1A.Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC on February 21, 2013, our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, as filed with the SEC on May 7, 2013, and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2013, as filed with the SEC on August 8, 2013. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Forms 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to our Business

We may experience losses and liabilities as a result of systems issues that arose during the Facebook, Inc. IPO.

 In connection with the IPO by Facebook on May 18, 2012, systems issues were experienced at the opening of trading of Facebook shares.  Certain of our members may have been disadvantaged by such systems issues, which have subsequently been remedied. We announced a program for voluntary accommodations to qualifying members, which was approved by the SEC in March 2013. As a result of the systems issues, we have been sued by retail investors and trading firms in certain putative class actions, many of which have been consolidated into a single action, as well as in five other lawsuits by individual investors. The plaintiffs have asserted claims for negligence, gross negligence, fraud, and violations of Section 20(a) of the Act and Rule 10b-5, promulgated under the Act. In addition, a member organization filed a demand for arbitration seeking indemnification for alleged losses associated with the Facebook IPO. We believe that these lawsuits and arbitration demand are without merit and intend to defend them vigorously.

In addition, as previously disclosed, the SEC completed an investigation into the Facebook matter. Pursuant to our offer of settlement, which the Commission accepted, our subsidiaries, The NASDAQ Stock Market LLC and NASDAQ Execution Services LLC, agreed to implement several measures aimed at preventing future violations of the Act and the rules and regulations promulgated thereunder. We have agreed that these undertakings will be fully implemented no later than December 31, 2013. In addition, The NASDAQ Stock Market LLC paid a $10 million penalty to the United States Treasury.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

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

In the first quarter of 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of September 30, 2013, the remaining amount for share repurchases under the program authorized in the third quarter of 2012 was $215 million.

Employee Transactions

In addition to our share repurchase program, during the fiscal quarter ended September 30, 2013, we also purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended September 30, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2013
Share repurchase program.........................................	-	$-	-	$215
Employee transactions...............................................	2,335	$32.97	N/A	N/A

August 2013
Share repurchase program.........................................	-	$-	-	$215
Employee transactions...............................................	2,680	$32.63	N/A	N/A

September 2013
Share repurchase program.........................................	-	$-	-	$215
Employee transactions...............................................	1,572	$30.16	N/A	N/A

Total Fiscal Quarter Ended September 30, 2013
Share repurchase program.........................................	-	$-	-	$215

Employee transactions...............................................	6,587	$32.16	N/A	N/A

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

None.

Item 6.Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: November 7, 2013	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: November 7, 2013	By:	/s/ Lee Shavel
	Name:	Lee Shavel
	Title:	Chief Financial Officer and Executive Vice President, Corporate Strategy

Exhibit Index

Exhibit Number

10.1	Form of NASDAQ OMX Restricted Stock Unit Award Certificate (directors).*

10.2	Form of NASDAQ OMX One-Year Performance Share Unit Agreement.*

10.3	Form of NASDAQ OMX Three-Year Performance Share Unit Agreement.*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 12 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.

**The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012; (ii) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) notes to condensed consolidated financial statements.