Form 10-K
period 2013-12-31
NASDAQ OMX GROUP, INC.
filed 2014-02-24
CIK 1120193

\===

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3.8 billion (this amount represents approximately 116.3 million shares of The NASDAQ OMX Group, Inc.’s common stock based on the last reported sales price of $32.79 of the common stock on The NASDAQ Stock Market on such date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 7, 2014
Common Stock, $.01 par value per share	169,427,722 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders	Part III

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

•“OMX” refers to OMX AB (publ) subsequent to the business combination with Nasdaq.

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

•“NASDAQ OMX Nordic Clearing” refers to collectively, the clearing operations conducted through NASDAQ OMX Nordic and NASDAQ OMX Commodities.

•“NASDAQ OMX Baltic” refers to collectively, NASDAQ OMX Tallinn, NASDAQ OMX Riga and NASDAQ OMX Vilnius.

•“PHLX” refers to the Philadelphia Stock Exchange, Inc. and its subsidiaries, as that entity operated prior to its acquisition by NASDAQ OMX.

•“NASDAQ OMX PHLX” refers to NASDAQ OMX PHLX LLC (formerly NASDAQ OMX PHLX, Inc.) subsequent to its acquisition by NASDAQ OMX.

•“SEK” or “Swedish Krona” refers to the lawful currency of Sweden.

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

* * * * * *

This Annual Report on Form 10-K includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the

ii

underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Annual Report on Form 10-K for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Annual Report on Form 10-K for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Annual Report on Form 10-K for IPOs and new listings of equities securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

•our 2014 outlook;

•the scope, nature or impact of acquisitions, divestitures, investments or other transactional activities;

•the integration of acquired businesses, including accounting decisions relating thereto;

•the effective dates for, and expected benefits of, ongoing initiatives, including strategic, technology, de-leveraging and capital return initiatives;

•the impact of pricing changes;

•  tax matters;

•the cost and availability of liquidity; and

•the outcome of any litigation and/or government investigation or action to which we are or could become a party and other contingencies.

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

•government and industry regulation;

•our ability to keep up with rapid technological advances;

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

Part I

Item 1. Business

Overview

We are a leading global exchange group that delivers trading, clearing, exchange technology, regulatory, securities listing, and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, market data products, financial indexes, capital formation solutions, financial services, corporate solutions and market technology products and services. Our technology powers markets across the globe, supporting derivatives trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of December 31, 2013, The NASDAQ Stock Market was home to 2,637 listed companies with a combined market capitalization of approximately $7.0 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, three options markets and an electronic platform for trading of U.S. Treasuries.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of December 31, 2013, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 758 listed companies with a combined market capitalization of approximately $1.3 trillion. We also operate NASDAQ OMX Armenia.

In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange regulated in Norway and one of Europe’s largest carbon exchanges. We also operate NOS Clearing ASA, or NOS Clearing, a leading Norway-based clearinghouse primarily for over-the-counter, or OTC, traded derivatives for the freight market and seafood derivatives market. In the U.K., we operate NASDAQ OMX NLX, a new London-based market for trading of listed short-term and long-term European (Euro and Sterling denominated) interest rate derivative products.

In some of the countries where we operate exchanges, we also provide investment firm, clearing, settlement and central depository services.

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

On February 27, 2008, Nasdaq and OMX AB combined their businesses pursuant to an agreement with Borse Dubai Limited, a Dubai company, or Borse Dubai, and Nasdaq was renamed The NASDAQ OMX Group, Inc. This transformational combination resulted in the expansion of our business from a U.S.-based exchange operator to a global exchange company offering technology that powers our own exchanges and markets as well as more than 70 marketplaces in 50 countries.

Also in 2008, we expanded our business through the acquisitions of the Philadelphia Stock Exchange, Inc., or PHLX, and the Boston Stock Exchange, Incorporated, or BSX. These acquisitions allowed us to extend our presence in the derivatives markets and we currently operate three separate options markets. In addition, we have used the licenses acquired in these acquisitions to launch two additional U.S. cash equities markets. In 2010, we also grew our Market Services offerings with the acquisition of FTEN, Inc., or FTEN, a leading provider of Real-Time Risk Management, or RTRM, solutions for the financial securities market.

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

In August 2010, we acquired SMARTS Group Holdings Pty Ltd, or SMARTS, a leading technology provider of surveillance solutions to exchanges, regulators and brokers. In May 2012, we acquired a 72% ownership interest in BWise Beheer B.V. and its subsidiaries, or BWise, a Netherlands-based service provider that offers enterprise governance, risk management and compliance software and services to help companies track, measure and manage key organizational risks. These acquisitions have expanded our Market Technology business.

In recent years, we have significantly grown our Corporate Solutions business, which provides customer support services, products and programs to companies including companies listed on our exchanges, through organic growth and numerous acquisitions. Most recently, in 2013, we acquired the Investor Relations, Public Relations and Multimedia Solutions businesses of Thomson Reuters, or the TR Corporate Solutions businesses.

In 2013, we further expanded our Market Services and Information Services businesses by acquiring from BGC Partners, Inc. and certain of its affiliates, or BGC, certain assets and assumed certain liabilities, including 100% of the equity interests in eSpeed Technology Services, L.P., eSpeed Technology Services Holdings, LLC, Kleos Managed Services, L.P. and Kleos Managed Services Holdings, LLC; the eSpeed brand name; various assets comprising the fully electronic portion of BGC’s benchmark U.S. Treasury brokerage, market data and co-location service businesses, or eSpeed.

Products and Services

Since January 1, 2013, we manage, operate and provide our products and services in four business segments: Market Services, Listing Services, Information Services and Technology Solutions. All prior period segment disclosures have been recast to reflect our change in reportable segments. Certain other prior year amounts have been reclassified to conform to the current year presentation. Of our total 2013 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,895 million, 41.0% was from our Market Services segment, 12.0% was from our Listing Services segment, 23.3% was from our Information Services segment and 23.7% was from our Technology Solutions segment. Of our total 2012 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,674 million, 45.4% was from our Market Services segment, 13.4% was from our Listing Services segment, 24.2% was from our Information Services segment and 17.0% was from our Technology Solutions segment. Of our total 2011 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,690 million, 47.6% was from our Market Services segment, 14.0% was from our Listing Services segment, 23.1% was from our Information Services segment and 15.3% was from our Technology Solutions segment.

Prior to January 1, 2013, we managed, operated and provided our products and services in three business segments: Market Services, Issuer Services and Market Technology.

See Note 19, “Business Segments,” to the consolidated financial statements for additional financial information about our segments and geographic data.

Market Services

Our Market Services segment includes our derivative trading and clearing, cash equity trading, fixed income trading, and access and broker services businesses. We offer trading on multiple exchanges and facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETFs. In addition, in some of the countries where we operate exchanges, we also provide investment firm, clearing, settlement and central depository services. Our transaction-based platforms provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues.

In addition, eSpeed’s electronic benchmark U.S. Treasury brokerage and co-location service businesses are part of our Market Services segment.

U.S. Derivative Trading and Clearing.    In the U.S., we operate The NASDAQ Options Market, NASDAQ OMX PHLX and NASDAQ OMX BX Options for the trading of equity options, ETF options, index options and foreign currency options. During the year ended December 31, 2013, our options markets had an average combined market share of approximately 27.9% in the U.S. equity options market, consisting of approximately 18.2% at NASDAQ OMX PHLX, 8.7% at The NASDAQ Options Market and 1.0% at NASDAQ OMX BX Options. Together, the combined market share of 27.9% represented the largest share of the U.S. equity options market and ETF options market. Our options trading platforms provide trading opportunities to both retail investors, algorithmic trading firms and market makers, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often trade on the floor.

European Derivative Trading and Clearing.  NASDAQ OMX Stockholm offers trading in derivatives, such as stock options and futures, index options and futures and fixed-income options and futures. NASDAQ OMX Clearing AB offers clearing services for fixed-income options and futures, stock options and futures, index options and futures, and interest rate swaps by serving as the central counterparty, or CCP. NASDAQ OMX Clearing also operates a clearing service for the resale and repurchase agreement market. As a result of an agreement between the Swedish Money Market Council and NASDAQ OMX, a large portion of the Swedish Interbank resale and repurchase agreement market is cleared through NASDAQ OMX Clearing.

NASDAQ OMX Commodities offers trading and clearing of international power derivatives, carbon and other commodities products. NASDAQ OMX Commodities has over 300 members across a wide range of energy producers and consumers, as well as financial institutions. NASDAQ OMX Commodities offers clearing services for energy derivative and carbon product contracts by serving as the CCP.

We also operate NOS Clearing, a Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market.

In 2013, we launched a new London-based trading venue, NASDAQ OMX NLX, offering a range of both short-term interest rate and long-term interest rate euro-and sterling-based listed derivative products.

U.S. Cash Equity Trading. The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities, matching an average of approximately 15.6% of all U.S. cash equities volume for 2013.

In the U.S., we also operate two additional cash equities markets, NASDAQ OMX BX and NASDAQ OMX PSX. With these markets, we offer a second and third quote within the U.S. cash equities marketplace, providing our customers enhanced trading choices and price flexibility. All of our cash equities exchanges are run on our INET trading system, providing customers additional cash equity securities markets using familiar technology designed to provide fast and efficient trading. In accessing these markets, our customers can leverage existing infrastructure, reducing incremental costs when connecting. In 2013, NASDAQ OMX BX matched an average of approximately 2.5% and NASDAQ OMX PSX matched an average of approximately 0.7% of all U.S. cash equities volume.

Our fully electronic U.S. transaction-based platforms provide members with the ability to access, process, display and integrate orders and quotes in cash equity securities. Market participants include market makers, broker-dealers, alternative trading systems, or ATSs, and registered securities exchanges. These services are offered for NASDAQ-listed and non-NASDAQ-listed securities. Specifically, our platforms:

•provide a comprehensive display of the interest by market participants at the highest price a participant is willing to buy a security (best bid) and also the lowest price a participant is willing to sell that security (best offer);

•provide subscribers quotes, orders and total anonymous interest at every price level for exchange-listed securities and critical data for the Opening Cross, Closing Cross, Halt Cross and IPO Cross; and

•provide anonymity to market participants (i.e., participants do not know the identity of the firm displaying the order unless that firm chooses to reveal its identity), which can contribute to improved pricing for securities by reducing the potential market impact that transactions by investors whose trading activity, if known, may influence others.

All U.S. registered national securities exchanges and securities associations are required to establish a transaction reporting plan for the central collection of price and volume information concerning trades executed in those markets. Trades executed on our cash equities exchanges are automatically reported under the appropriate transaction reporting plan. Currently, market participants are not charged for the reporting of most of these trades. Our cash equities exchanges, however, earn revenues for all of these trades in the form of shared market information revenues under the Joint Self-Regulatory Organization Plan Governing the Collection, Consolidation, and Dissemination of Quotation and Transaction Information for NASDAQ-Listed Securities Traded on Exchanges on an Unlisted Trading Privileges Basis, or the UTP Plan, for NASDAQ-listed securities and under the Consolidated Tape and Consolidated Quotation Plans for securities listed on the New York Stock Exchange, or NYSE, NYSE MKT and other exchanges.

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

European Cash Equity Trading.    NASDAQ OMX Nordic’s operations comprise the exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland. These exchanges offer trading for cash equities and bonds. Our platform allows the exchanges to share the same trading system, which enables efficient cross-border trading and settlement, cross membership and a single source for Nordic market data. The Nordic exchanges also offer trading in Nordic securities such as cash equities and depository receipts, warrants, convertibles, rights, fund units, ETFs, bonds and other interest-related products. Settlement and registration of cash trading takes place in Sweden, Finland, Denmark and Iceland via the local central securities depositories.

NASDAQ OMX Baltic operations comprise the exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania). As of December 31, 2013, NASDAQ OMX owns NASDAQ OMX Tallinn and has a majority ownership in NASDAQ OMX Vilnius and NASDAQ OMX Riga. In addition, NASDAQ OMX Tallinn owns the central securities depository in Estonia, NASDAQ OMX Riga owns the central securities depository in Latvia, and NASDAQ OMX Helsinki and NASDAQ OMX Vilnius jointly own the central securities depository in Lithuania.

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

Fixed Income Trading

 In June 2013, we acquired eSpeed, an electronic platform for trading U.S. Treasuries.  The electronic trading platform provides real-time institutional trading of benchmark U.S. Treasury securities, one the of largest and most liquid fixed-income cash markets in the world. Through eSpeed, we provide trading access to the U.S. Treasury securities market with an array of trading instruments to meet various investment goals and access to data products and business solutions across the fixed income spectrum.

Access and Broker Services

Access Services.  We provide market participants with a wide variety of alternatives for connecting to and accessing our markets for a fee. Shifting connectivity from proprietary networks to third-party networks has significantly reduced technology and network costs and increased our systems’ scalability without affecting performance or reliability.

Our U.S. marketplaces may be accessed via a number of different protocols used for quoting, order entry, trade reporting, DROP functionality and connectivity to various market data feeds.  We also offer the NASDAQ Workstation, a browser-based, front-end interface that allows market participants to view market data and enter orders, quotes and trade reports. In addition, we offer a variety of add-on compliance tools to help firms comply with regulatory requirements.

We provide co-location services to market participants, whereby firms may lease cabinet space and power to house their own equipment and servers within our data center. These participants are charged monthly fees for cabinet space, connectivity and support. Additionally, we offer a number of wireless connectivity routes between select data centers using millimeter wave and microwave technology. We also earn revenues from annual and monthly exchange membership and registration fees.

The access services business also includes TradeGuard, a leading risk management solution for the financial securities market. As a market leader in risk management, TradeGuard provides broker-dealers and their clients the ability to manage risk more effectively in real-time, which leads to better utilization of capital as well as improved regulatory compliance.

In 2013, we launched FinQloud, a secure cloud computing platform powered by Amazon Web Services that provides a cost-effective and efficient way to manage and store financial and other data.

Broker Services.  Our broker services operations offer technology and customized securities administration solutions to financial participants in the Nordic market. Broker services provides services through a registered securities company that is regulated by the Swedish Financial Supervisory Authority, or SFSA. Services primarily consist of flexible back-office systems, which allow customers to entirely or partly outsource their company’s back-office functions.

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

Listing Services

Our Listing Services segment includes our U.S. and European listing services businesses.  We offer capital raising solutions to over 3,300 companies around the globe representing over $8.0 trillion in total market value as of December 31, 2013.

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

 U.S. Listings

Companies listed on The NASDAQ Stock Market represent a diverse array of industries including, among others, health care, consumer products, telecommunication services, information technology, financial services, industrials and energy.

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

As of December 31, 2013, a total of 2,637 companies listed securities on The NASDAQ Stock Market, with 1,482 listings on The NASDAQ Global Select Market, 610 on The NASDAQ Global Market and 545 on The NASDAQ Capital Market.

We aggressively pursue new listings from companies, including those undergoing IPOs as well as companies seeking to switch from alternative exchanges. In 2013, The NASDAQ Stock Market attracted 239 new listings. Included in these listings were 126     IPOs, 52% of U.S. IPOs in 2013. The new listings were comprised of the following:

Total New Listings on The NASDAQ Stock Market.................................	239
Switches from NYSE/NYSE MKT.......................................................	31
IPOs.................................................................................................	126
Upgrades from OTC...........................................................................	39
ETFs, Structured Products and Other Listings.......................................	43

In 2013, a total of 31 NYSE- or NYSE MKT-listed companies switched to The NASDAQ Stock Market, representing approximately $47 billion in market capitalization, including VimpelCom, Marriott International and Amdocs Limited. In addition, American Airlines Group, a newly formed company from the merger of AMR Corporation and US Airways Group, Inc., listed on NASDAQ.

In March 2013, we formed a joint venture with SharesPost, Inc., or SharesPost, creating, The NASDAQ Private Market, LLC, or NPM, a marketplace for private growth companies. We own a majority interest in NPM, combining NASDAQ OMX’s resources, market and operating expertise with SharesPost’s web-based platform. Subject to regulatory approvals, NPM is expected to launch in the first quarter of 2014.

European Listings

We also offer listings on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. For smaller companies and growth companies, we offer access to the financial markets through the NASDAQ OMX First North alternative marketplaces. As of December 31, 2013, a total of 758 companies listed securities on our Nordic and Baltic exchanges and NASDAQ OMX First North.

Our European listing customers include companies, funds and governments. Customers issue securities in the form of cash equities, depository receipts, warrants, ETFs, convertibles, rights, options, bonds or fixed-income related products. In 2013, a total of 34 new companies were listed on our Nordic and Baltic exchanges and NASDAQ OMX First North.

Information Services

Our Information Services segment includes our Market Data Products and our Index Licensing and Services businesses.

Market Data Products

Our Market Data Products business includes our U.S. and European market data products and index data products businesses.

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

We operate several other proprietary services and data products to provide market information, including NASDAQ Basic, a low cost Level 1 feed, eSpeed that delivers US Treasury data and Ultrafeed, a normalized high speed feed of North American equity, options, futures, indexes and mutual fund market data.

Our U.S. market data products business also includes revenues from U.S. tape plans. The NASDAQ Stock Market operates as the exclusive Securities Information Processor, or SIP, for the UTP Plan for the collection and dissemination of best bid and offer information and last transaction information from markets that quote and trade in NASDAQ-listed securities. The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX are participants in the UTP Plan and share in the net distribution of revenue according to the plan on the same terms as the other plan participants. In the role as the Securities Information Processor, The NASDAQ Stock Market collects and disseminates quotation and last sale information for all transactions in NASDAQ-listed securities whether traded on The NASDAQ Stock Market or other exchanges. We sell this information to market participants and to data distributors, who then provide the information to subscribers. After deducting costs associated with our role as an exclusive Securities Information Processor, as permitted under the revenue sharing provision of the UTP Plan, we distribute the tape revenues to the respective UTP Plan participants, including The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE MKT-listed securities are reported and disseminated in real time, and as such, we share in the tape revenues for information on NYSE- and NYSE MKT-listed securities.

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

Significant European market data products include Nordic Equity TotalView, Nordic Derivative TotalView ITCH, and Nordic Fixed Income Level 2.

Index Data Products

Index data products are based on NASDAQ OMX indexes and consist of our Global Index Data Service, which delivers real time index values throughout the trading day, and Global Index Watch, which delivers weightings and components data, corporate actions and a breadth of additional data.

Index Licensing and Services

We are a leading index provider and develop and license NASDAQ OMX branded indexes, associated derivatives and financial products as part of our Index Licensing and Services business. License fees for our trademark licenses vary by product based on a percentage of underlying assets, dollar value of a product issuance, number of products or number of contracts traded. We also license cash-settled options, futures and options on futures on our indexes.

At the end of 2013, NASDAQ OMX indexes were the basis for over 9,000 structured products with almost $1.5 trillion of notional value. NASDAQ OMX indexes are now the basis for 148 exchange traded products with over $92.0 billion in assets under management. Our flagship index, the NASDAQ-100 Index, includes the top 100 non-financial securities listed on The NASDAQ Stock Market.

During 2013, the Global Index Group launched the second phase of the NASDAQ Global Index Family, which includes approximately 21,000 indexes. The NASDAQ Global Index Family represents more than 98% of the global equity investable marketplace. The family consists of global securities broken down by market segment, region, country, size and sector. The NASDAQ Global Index Family covers 45 countries and 9,000 securities.

Technology Solutions

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses.

Corporate Solutions

Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges.  We help organizations manage the two-way flow of information with their audiences through our suite of advanced technology, analytics and consultative services. Our products and services allow clients to attract, inform and influence shareholders, customers, employees, regulators and the media.

In 2013, we acquired the Thomson Reuters Corporate Solutions businesses which were integrated into our Corporate Solutions business.

We provide Corporate Solutions products and services in the following key areas:

•Investor Relations. We offer investor relations content, analytics, advisory services and communications tools. Our solutions make it easier for companies to interact and communicate with analysts and investors while meeting corporate governance and disclosure requirements.

•Corporate Communications. We offer solutions to help clients identify, reach, monitor and measure their public relations program.  We provide traditional and social media contacts data, backed by over 100 research analysts.  Our press release distribution, webcasting and media players allow clients to reach global audiences cost-effectively.  Our suite of technology solutions and expert analysts help clients monitor key news media for their brand, reputation, products, as well as industry competitors, and measure the success of their communications programs.

•Digital Media. We offer a range of services to reach internal and external audiences, including webcasting, webinars, media player, and investor relations websites.  Our global scale provides regional expertise and local language support as well as proprietary distribution channels and access to our network of publishing partners.

• Secure Collaboration. We offer a secure collaboration platform for board of directors or any team collaborating on confidential initiatives.

• Governance, Risk and Compliance. We provide enterprise governance, risk and compliance software solutions that harness disparate business processes and content to promote efficiency, transparency and control.

Market Technology

Powering more than 70 marketplaces in 50 countries, we are a  leading global technology solutions provider and partner to exchanges, clearing organizations and central securities depositories.

Our systems solutions offer support trading, clearing, settlement, surveillance and information dissemination to markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to smaller African markets. Our solutions can handle a wide array of assets, including cash equities, currencies, various interest-bearing securities, commodities, energy products and derivatives.

NASDAQ OMX’s market technology is utilized by, among others, the Australian Securities Exchange, ICAP, Bolsa de Valores de Colombia, The Egyptian Exchange, Hong Kong Exchanges and Clearing, SIX Swiss Exchange, Singapore Exchanges, Tokyo Commodity Exchange, Osaka Securities Exchange, Bursa Malaysia  and SBI Japannext.

Our trading and market data solutions are utilized by exchanges, alternative-trading venues, banks and securities brokers with marketplace offerings of their own. In the post-trade stage, we offer integrated systems solutions for clearing (risk management) and settlement (settlement and delivery) of both cash equities and derivatives to clearing organizations around the world.

A central part of many projects is facility management and systems integration. Through our integration services, we can assume responsibility for projects involving migration to a new system and the establishment of entirely new marketplaces. We also offer operation and support for the applications, systems platforms, networks and other components included in a turn-key information technology solution and advisory services.

We also offer broker services through SMARTS.  SMARTS Broker is a managed service designed for brokers and other market participants to assist them in complying with market rules, regulations and internal market surveillance policies.

Finally, through BWise, we offer enterprise governance, risk management and compliance software and services to help companies track, measure and manage key organizational risks.

 Technology

Technology plays a key role in ensuring the growth,  reliability and regulation of financial markets. In 2012, NASDAQ OMX established an enterprise-wide operational excellence program.  This program continued into 2013 with the development and implementation of several technology policies and programs which continue to strengthen the way we develop, deploy and maintain technology products in the marketplace.

The foundation for NASDAQ OMX’s core technology is INET. The INET technology is used across NASDAQ OMX’s U.S. and European markets. INET is also a key building block of our Market Technology offerings, Genium INET and X-stream INET. Genium INET and X-stream INET both combine innovative functionality with a modular approach to manage change and create new advantages for existing and new customers

We continuously improve our core technology with a focus on improving capacity, reliability,  resiliency and market integrity.

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

Competition

Market Services

Derivative Trading and Clearing. In derivatives trading and clearing, competition comes in the form of trading and clearing that takes place OTC, usually through banks and brokerage firms, or through trading and clearing competition with other exchanges.

Our principal competitors for trading options in the U.S. include the Chicago Board Options Exchange, Inc., or CBOE, the International Securities Exchange Holdings, Inc., or ISE, NYSE ARCA, NYSE Amex, BATs Options, C2 Options Exchange and the BOX Options Exchange Group, LLC and MIAX Options. Competition is focused on providing market participants with greater functionality, trading system stability, customer service, efficient pricing, and speed of execution. The intense competition for exchange traded options results in the need to continuously review our technology offerings and pricing.

Exchange based competition for trading in European derivatives continues to occur mainly where there is competition in trading for the underlying equities and our competition for options on European equities is primarily with EUREX Group, or EUREX, NYSE Liffe, Turquoise and, to a limited extent, the U.S. options exchanges. Such competition is limited to options on a small number of equity securities although these securities tend to be among the most active. In addition to exchange based competition in derivatives, we continue to face competition from OTC derivative markets.

The competitive significance in Europe of varied alternative trading venues is likely to increase in the future, with the regulatory environment in Europe becoming more favorable to alternative trading venues as a result of the reforms required by the update to Markets in Financial Instruments Directive, or MiFID II and a broader effort to increase competition in financial services. To this end we have launched NASDAQ OMX NLX, offering an alternative to current incumbent markets in short-term and long-term European interest rate derivative products. As trading in Europe evolves, competition for trading volumes in derivatives will likely increase. Both current and potential competition require us to constantly reassess our pricing and product offerings in order to remain competitive.

Regulations such as MiFID II and the European Infrastructure Regulation, or EMIR, are altering competition in the clearing business in Europe. The EMIR requirements are changing the way we structure and operate our clearing business.

Cash Equity Trading. The cash equity securities markets are intensely competitive. As a result of the conditions in the U.S. and Europe, we experience competition in our core trading activities such as execution services, quoting and trading capabilities, and reporting services. In late 2013, IntercontinentalExchange, or ICE, acquired NYSE Euronext. In addition, BATS and Direct Edge recently completed a merger.  These transactions have the potential to affect the competitive environment we face in both the U.S. and Europe.

We compete in the U.S. against ICE, BATS Global Markets, Inc., Direct Edge, regional exchanges and ATSs. Competition also comes from broker-dealers and from OTC trading in the U.S. and elsewhere. The U.S. marketplace continues to evolve as less heavily regulated broker-owned trading systems and ATSs, known collectively as dark pools, expand in number and activity. While many of the new entrants may have limited liquidity, some may attract significant levels of cash equity order volume through aggressive pricing, interconnections with other systems, and from volume originating with broker-dealer owners and investors. In Europe, our major competitors include BATS Chi-X Europe, ICE, Deutsche Börse, the London Stock Exchange Group plc, or LSE, and multilateral trading facilities, or MTFs, such as Turquoise. The European landscape is continuing to adapt to the competitive forces released by MiFID. Throughout Europe, new MTFs have been created with the most prominent MTFs based in the United Kingdom and attracting a significant share of electronically matched volume. MTFs continue to grow their business in shares listed on our Nordic exchanges. Electronic trading systems interested in pursuing block business also remain active in Europe. While the state of competition in Europe remains evolutionary, the level of competition faced by incumbent national exchanges remains intense.

Fixed Income Trading. Today, many U.S. fixed-income instruments enjoy some form of electronic trading, but the move to ‘electronify’ the fixed income space is still developing with some products still trading almost exclusively among voice brokers. Expanding the products further in the fixed income space could be faced with competitive forces from the voice broker community or other new electronic platform operators.  Currently, other competitors in U.S. Treasury benchmark trading are ICAP’s BrokerTec platform and Dealerweb. While building a U.S. Treasury benchmark trading business is complex, time-consuming and expensive, the risk of competition and declining market share in the space is significant.

Listing Services

Our primary competitor for larger company listings in the U.S. is NYSE. The NASDAQ Stock Market also competes with NYSE MKT for listing of smaller companies. In addition, now that the BATS/Direct Edge merger has been completed, new competition may arise in listings.  The NASDAQ Stock Market also competes with local and overseas markets for listings by companies that choose to list outside of their home country.

The listings business in Europe is characterized by the large number of exchanges competing for new or secondary listings. Each country has one or more national exchanges which are often the first choice of companies in the respective countries. For those considering an alternative, the European exchanges that attract the most overseas listings are LSE, NYSE Euronext, Deutsche Börse and the exchanges that comprise NASDAQ OMX Nordic.

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

Information Services

Market Data Products. The market data business in the U.S. includes both proprietary and consolidated data products. Proprietary data products are made up exclusively of data derived from each exchange’s systems. Consolidated data products are distributed by SEC-mandated consolidators (one for NASDAQ-listed stocks and another for NYSE and other-listed stocks) that share the revenue among the exchanges that contribute data. In Europe, all market data products are proprietary as there is no official data consolidator. Competition in the market data business is intensely competitive and is influenced by rapidly changing technology and the creation of new product and service offerings.

The sale of our proprietary data products in both the U.S. and Europe is under competitive threat from alternative exchanges and trading venues that offer similar products. Our market data business competes with other exchanges and third party vendors in providing information to market participants.  Some of our major competitors for proprietary data products are ICE, ICAP and S&P Dow Jones.

The consolidated market data business is under competitive pressure from other securities exchanges that trade NASDAQ-listed securities. Current SEC regulations permit these regional exchanges and FINRA’s Alternative Display Facility to quote and trade NASDAQ-listed securities. The UTP Plan entitles these exchanges, FINRA’s Alternative Display Facility, and the trade reporting facilities to a share of UTP Plan tape fees, based on the formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, The NASDAQ Stock Market similarly competes for the tape fees from the sale of information on NYSE and NYSE MKT-listed securities for those respective tape plans. Participants in the tape plans have used tape fee revenues to establish payment for order flow arrangements with their members and customers.

Index Licensing and Services. The NASDAQ Stock Market is subject to intense competition for the listing of financial products from other exchanges. The indexes on which these products are based face competition from indexes created by a large number of index providers. For example, there are a number of indexes that aim to track the technology sector and thereby compete with the NASDAQ-100 Index and the NASDAQ Composite Index. We face competition from investment banks, dedicated index providers, markets and other product developers in designing products that meet investor needs.

Technology Solutions

Corporate Solutions.  The landscape of corporate solutions competitors is varied and highly fragmented. In the investor relations space, there are many regional competitors with few global providers. However, other exchanges have recently begun to partner or buy assets in order to provide investor relations services to customers alongside their core listing services. The competitive landscape for public relations services includes large providers of traditional wire services, full-service providers that span distribution and targeting, monitoring and analytics, and a large number of regional or niche providers. In multimedia and webcasting, competition is highly fragmented and served by a number of firms who address various needs for enterprise buyers and typically offer managed or self-service capabilities.  In governance and secure collaboration, the competitive landscape is bifurcated with few competitors who serve corporate boards and deal teams. We believe customers are increasingly looking for single source providers who can address a broad range of needs within a single platform. Some of the competitors to the corporate solutions business include Ipreo, Cision, PR Newswire, Business Wire, ON24, BoardVantage, Diligent, Intralinks and Merrill Datasite.

Market Technology. The traditional model, where each exchange or exchange-related business developed its own technology internally sometimes aided by consultants, is evolving as many operators recognize the cost savings made possible by buying technology already developed. Two types of competitors are emerging: other exchanges providing solutions, including ICE and LSE, and pure technology providers focused on the exchange industry. These organizations offer a range of off-the-shelf technology including trading, clearing, settlement, depository and information dissemination. They also offer customization and operation expertise.

Regulation

We are subject to extensive regulation in the United States and Europe.

U.S. Regulation

U.S. federal securities laws establish a system of cooperative regulation of securities markets, market participants and listed companies. Self-regulatory organizations, or SROs, conduct the day-to-day administration and regulation of the nation’s securities markets under the close supervision of, and subject to extensive regulation, oversight and enforcement by, the SEC. SROs, such as national securities exchanges, are registered with the SEC.

This regulatory framework applies to our U.S. business in the following ways:

•regulation of our registered national securities exchanges; and

•regulation of our U.S. broker-dealer subsidiaries.

The rules and regulations that apply to our business are focused primarily on safeguarding the integrity of the securities markets and of market participants and investors generally. Accordingly, our Board of Directors, officers, and employees must give due regard to the preservation of the independence of the self-regulatory function of each of our SROs and to their obligations to investors and the general public, and may not take any actions that would interfere with the effectuation of decisions by the boards of directors of any of our SROs relating to their regulatory functions, or that would interfere with the ability of any of our SROs to carry out their responsibilities under the Securities Exchange Act of 1934, or Exchange Act.  Although the rules and regulations that apply to our business are not focused on the protection of our stockholders, we believe that regulation improves the quality of exchanges and, therefore, our company. U.S. federal securities laws and the rules that govern our operations are subject to frequent change.

National Securities Exchanges. SROs in the securities industry are an essential component of the regulatory scheme of the Exchange Act for providing fair and orderly markets and protecting investors. The Exchange Act and the rules thereunder, as well as each SRO’s own rules, impose on the SROs many regulatory and operational responsibilities, including the day-to-day responsibilities for market and broker-dealer oversight. Before it may permit the registration of a national securities exchange as an SRO, the SEC must determine, among other things, that the exchange has a set of rules that is consistent with the requirements of the Exchange Act. Moreover, an SRO is responsible for enforcing compliance by its members, and persons associated with its members, with the provisions of the Exchange Act, the rules and regulations thereunder, and the rules of the SRO, including rules and regulations governing the business conduct of its members.

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

All of our U.S. national securities exchanges are subject to SEC oversight, as prescribed by the Exchange Act, including periodic and special examinations by the SEC. Our exchanges also are potentially subject to regulatory or legal action by the SEC or other interested parties at any time in connection with alleged regulatory violations. We also are subject to Section 17 of the Exchange Act, which imposes record-keeping requirements, including the requirement to make records available to the SEC for examination. We have been subject to a number of routine reviews and inspections by the SEC or external auditors in the ordinary course and we have been and may in the future be subject to SEC enforcement proceedings. To the extent such actions or reviews and inspections result in regulatory or other changes, we may be required to modify the manner in which we conduct our business which may adversely affect our business.

Section 19 of the Exchange Act provides that our exchanges must submit to the SEC proposed changes to any of the SROs’ rules, practices and procedures, including revisions to provisions of our certificate of incorporation and by-laws that constitute SRO rules. The SEC will typically publish such proposed changes for public comment, following which the SEC may approve or disapprove the proposal, as it deems appropriate. SEC approval requires a finding by the SEC that the proposal is consistent with the requirements of the Exchange Act and the rules and regulations thereunder. Pursuant to the requirements of the Exchange Act, our exchanges must file with the SEC, among other things, all proposals to change their pricing structure.

Pursuant to regulatory services agreements between FINRA and our SROs, FINRA provides certain regulatory services to the markets operated or regulated by The NASDAQ Stock Market, NASDAQ OMX PHLX and NASDAQ OMX BX, including the regulation of trading activity and surveillance and investigative functions. Nevertheless, we have a direct regulatory role in conducting certain real-time market monitoring, certain equity surveillance not involving cross-market activity and most options surveillance, rulemaking and some membership functions through our MarketWatch department. We refer suspicious trading behavior discovered by our regulatory staff to FINRA for further investigation. Our SROs retain ultimate regulatory responsibility for all regulatory activities performed under regulatory agreements by FINRA, and for fulfilling all regulatory obligations for which FINRA does not have responsibility under the regulatory services agreements.

In addition to its other SRO responsibilities, The NASDAQ Stock Market, as a listing market, also is responsible for overseeing each listed company’s compliance with NASDAQ’s financial and corporate governance standards. Our Listing Qualifications department evaluates applications submitted by issuers interested in listing their securities on NASDAQ to determine whether the quantitative and qualitative listing standards have been satisfied.  Once securities are listed, the Listing Qualifications department monitors each issuer’s on-going compliance with NASDAQ’s continued listing standards.

Broker-dealer regulation.  NASDAQ OMX’s broker-dealer subsidiaries are subject to regulation by the SEC, the SROs and the various state securities regulators. Nasdaq Execution Services, LLC currently operates as our routing broker for sending orders from

The Nasdaq Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX to other venues for execution. NASDAQ Options Services, LLC performs a comparable function with respect to routing of orders from The NASDAQ Options Market, NASDAQ OMX BX Options and NASDAQ OMX PHLX. In the first half of 2014, subject to regulatory approvals, NASDAQ Options Services, LLC will cease acting as the routing broker for our options exchanges and Nasdaq Execution Services, LLC will operate as the routing broker for both our U.S. cash equity and options exchanges, In June 2013, Execution Access LLC, a previously inactive broker-dealer and indirect subsidiary of NASDAQ OMX, was repurposed and approved by FINRA to operate as the broker-dealer for our fixed income business, including eSpeed’s electronic trading platform for U.S. Treasuries.

Nasdaq Execution Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of The NASDAQ Stock Market, NASDAQ OMX BX, NASDAQ OMX PHLX, BATS-Y Exchange, BATS-Z Exchange, CBOE, Chicago Stock Exchange, EDGA Exchange, EDGX Exchange, FINRA, National Stock Exchange, NYSE, NYSE MKT and NYSE Arca.

NASDAQ Options Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of The NASDAQ Stock Market, NASDAQ OMX PHLX, NASDAQ OMX BX Options, BATS-Z Exchange, BOX, CBOE, C2 Options Exchange, FINRA, ISE, NFA, Miami International Stock Exchange, NYSE MKT and NYSE Arca.

Execution Access LLC is registered as a broker-dealer with the SEC, FINRA and 22 states based on business requirements. Execution Access LLC operates a transparent central limit order book known as eSpeed to trade in U.S. Treasury securities. Execution Access LLC is an introducing broker for trades matched on the eSpeed trading platform. The trades, once matched, are submitted to our fully disclosed clearing broker for clearance and settlement.

The SEC, FINRA and the exchanges adopt rules and examine broker-dealers and require strict compliance with their rules and regulations. The SEC, SROs and state securities commissions may conduct administrative proceedings which can result in censures, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The SEC and state regulators may also institute proceedings against broker-dealers seeking an injunction or other sanction. The SEC and SRO rules cover many aspects of a broker-dealer’s business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, record-keeping, the financing of customers’ purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. All broker-dealers have an SRO that is assigned by the SEC as the broker-dealer’s designated examining authority, or DEA. The DEA is responsible for examining a broker-dealer for compliance with the SEC’s financial responsibility rules. FINRA is the current DEA for Nasdaq Execution Services, NASDAQ Options Services and Execution Access LLC.

As registered broker-dealer subsidiaries, Nasdaq Execution Services, NASDAQ Options Services and Execution Access LLC are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule and FINRA rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain withdrawals of capital.

As of December 31, 2013, NASDAQ Execution Services, NASDAQ Options Services and Execution Access LLC were in compliance with all of the applicable capital requirements.

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

Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, approved by the SEC with respect to enforcement of common rules relating to common members. Our SROs have entered into several such agreements under which FINRA assumes regulatory responsibility for specifics covered by the agreement:

•agreements with FINRA covering the enforcement of common rules, the majority of which relate to the regulation of The NASDAQ Stock Market, NASDAQ OMX BX and the members of these exchanges;

•joint industry agreements with FINRA covering responsibility for enforcement of insider trading rules;

•joint industry agreement with FINRA covering enforcement of rules related to cash equity sales practices and certain other non-market related rules; and

•joint industry agreement covering enforcement of rules related to options sales practices.

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

In addition, Regulation NMS requires that every national securities exchange on which an NMS stock is traded and every national securities association act jointly pursuant to one or more national market system plans to disseminate consolidated information, including a national best bid and national best offer, on quotations for transactions in NMS stocks, and that such plan or plans provide for the dissemination of all consolidated information for an individual NMS stock through a single plan processor. The UTP Plan was filed with and approved by the SEC as a national market system plan in accordance with the Exchange Act and Regulation NMS to provide for the collection, consolidation and dissemination of such information for NASDAQ-listed securities. NASDAQ serves as the SIP for the UTP Plan. As the SIP, NASDAQ performs and discharges regulatory functions and responsibilities that are necessary for the members of the UTP Plan to discharge the regulatory functions related to the operation of a national market system that have been delegated to them under the Exchange Act and Regulation NMS. To fulfill its obligations as the SIP, NASDAQ has designed, implemented, maintained, and operated a data processing and communications system, hardware, and software and communications infrastructure to provide processing for the UTP Plan.

CFTC Regulation. Prior to 2014, we also operated NASDAQ Futures Exchange, or NQF (formerly NASDAQ OMX Futures Exchange), a designated contract market under the Commodity Exchange Act and subject to regulatory oversight by the U.S. Commodity Futures Trading Commission, or CFTC, an independent agency with the mandate to regulate commodity futures and option markets in the U.S. On January 1, 2014, NQF became a dormant designated contract market under CFTC rules and ceased listing futures contracts for trading.  NQF has applied to reinstate its designation and, subject to regulatory approval, is anticipated to resume operations in 2014.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, also has resulted in increased CFTC regulation of some of our subsidiaries outside the United States and their customers.

European Regulation

Regulation of our markets in the European Union and European Economic Area focuses on issues relating to financial services, listing and trading of securities and market abuse. At the end of 2012, new regulations relating to CCP services and OTC derivatives transactions were adopted that will affect our clearinghouses in Europe. As the regulatory environment continues to change and related opportunities arise, we intend to continue product development, and ensure that the exchanges and clearinghouses that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic maintain favorable liquidity and offer efficient trading.

Confidence in capital markets is paramount for trading to function properly. NASDAQ OMX Nordic carries out market surveillance through an independent unit that is separate from the business operations. The surveillance work is organized into two functions: one for the listing of instruments and surveillance of companies (issuer surveillance) and one for surveillance of trading (trading surveillance). The real-time trading surveillance for the Finnish, Icelandic, Danish and Swedish markets has been centralized to Stockholm. In Iceland, the surveillance activities are carried out by specially appointed persons. In addition, there are special personnel who carry out surveillance activities at each of the three Baltic exchanges and at NASDAQ OMX Oslo ASA with respect to the trading of commodities derivatives. There are three surveillance committees at NASDAQ OMX Nordic, one at each NASDAQ OMX Nordic exchange in Sweden, Finland and Denmark. These committees have an advisory role in relation to surveillance matters. In Sweden and Finland, decisions to list new companies are made by the listing committees of the exchanges. In Denmark and Iceland, listing decisions are made by the President of the exchange, a duty delegated by the board of NASDAQ OMX Copenhagen and NASDAQ OMX Iceland, respectively.

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

The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulation. In Sweden, general supervision of the exchange market operated by NASDAQ OMX Stockholm is carried out by the SFSA, while NASDAQ OMX Clearing’s role as CCP in the clearing of derivatives is overseen by the SFSA and the Swedish central bank, Riksbanken.

Additionally, as a function of the Swedish two-tier supervisory model, certain surveillance in relation to the exchange market is carried out by us, acting through our surveillance division.

NASDAQ OMX Stockholm’s exchange activities are regulated primarily by the Swedish Securities Markets Act 2007:528, or SSMA, which sets up basic requirements regarding the board of the exchange and its share capital, and which also outlines the conditions on which exchange licenses are issued. The SSMA also provides that any changes to the exchange’s articles of association following initial registration must be approved by the SFSA. NASDAQ OMX Clearing AB holds the license as a CCP.

In December 2012, the European Commission adopted nine implementing technical standards to complement the obligations defined under EMIR which became effective in August 2012. As a consequence of EMIR, NASDAQ OMX Clearing and like other European CCPs is currently applying to reauthorize their CCP operations.

With respect to ongoing operations, the SSMA requires exchanges to conduct their activities in an honest, fair and professional manner, and in such a way as to maintain public confidence in the securities markets. When operating a regulated market, an exchange must apply the principles of free access (i.e., that each person which meets the requirements established by law and by the exchange may participate in trading), neutrality (i.e., that the exchange’s rules for the regulated market are applied in a consistent manner to all those who participate in trading) and transparency (i.e., that the participants must be given speedy, simultaneous and correct information concerning trading and that the general public must be given the opportunity to access this information). Additionally, the exchange operator must identify and manage the risks that may arise in its operations, use secure technical systems and identify and handle the conflicts of interest that may arise between the exchange or its owners’ interests and the interest in safeguarding effective risk management and secure technical systems. Similar requirements are set up by the SSMA and EMIR in relation to clearing operations.

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

Employees

As of December 31, 2013, NASDAQ OMX had 3,365 employees, including staff employed at consolidated entities where we have a controlling financial interest. Of the total employees, 1,535 were based in the U.S. and 1,830 were based outside of the U.S. None of our U.S. employees are subject to collective bargaining agreements or is represented by a union. Approximately 88 employees based in Denmark and Finland are covered by local union agreements.

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

Risks Relating to our Business

Our industry is highly competitive.

We face intense competition from other exchanges and markets for market share of trading activity and listings. In addition, our market data, index licensing, corporate solutions and market technology businesses face significant competition from other market participants. This competition includes both product and price competition and has continued to increase as a result of the creation of new execution and listing venues in the United States and Europe. Increased competition may result in a decline in our share of trading activity, listings and demand for the products we offer, thereby adversely affecting our operating results.

The liberalization and globalization of world markets has resulted in greater mobility of capital, greater international participation in local markets and more competition. As a result, both in the U.S. and in other countries, the competition among exchanges and other execution venues has become more intense. In the last several years, many marketplaces in both Europe and the U.S. have demutualized to provide greater flexibility for future growth. The securities industry also has experienced consolidation, creating a more intense competitive environment. Regulatory changes, such as MiFID, also have facilitated the entry of new participants in the EU that compete with our European markets. The regulatory environment, both in the U.S. and in Europe, is structured to maintain this environment of intense competition. In addition, a high proportion of business in the securities markets is becoming concentrated in a smaller number of institutions and our revenue may therefore become concentrated in a smaller number of customers.

We also compete globally with other regulated exchanges and markets, ATSs, MTFs and other traditional and non-traditional execution venues. Some of these competitors also are our customers. Our exchange competitors include ICE, LSE, Deutsche Börse and a number of other exchanges in the U.S. and around the world. These exchanges offer a range of services comparable to those offered by our exchanges and generally compete with us in providing trade executions, trade reporting, market data, listings, regulation, index, and technology services. Public ATSs in the U.S. and MTFs in Europe are broker-dealer operated systems that offer trade execution services, typically at very low cost. Other competing execution venues include broker-dealer owned systems such as dark-pools and internalization engines that may or may not be registered as ATSs or MTFs. Like ATSs and MTFs, these venues also compete with us by offering low cost executions and differ from public ATSs and MTFs in the degree of transparency they offer and in restrictions on who may access these systems.

Competitors may develop market trading platforms that are more competitive than ours. Competitors may enter into strategic partnerships, mergers or acquisitions that could make their trading, listings, clearing or data businesses more competitive than ours. In November 2013, ICE completed its acquisition of NYSE Euronext. ICE has also indicated its intent to spin off Euronext via an IPO. In early 2014, BATS merged with Direct Edge, creating a holding company with four equity platforms that currently execute roughly the same amount of volume as NASDAQ OMX’s three U.S. equity platforms. These transactions have the potential to affect the competitive environment we face in both the U.S. and Europe. If we are unable to compete successfully in this environment, our business, financial condition and operating results will be adversely affected.

Price competition has affected and could continue to affect our business.

We face intense price competition in all areas of our business.  In particular, the trading industry is characterized by intense price competition. We have in the past lowered prices, and in the U.S., increased rebates for trade executions to attempt to gain or maintain market share. These strategies have not always been successful and have at times hurt operating performance. Additionally, we have also been, and may once again be, required to adjust pricing to respond to actions by competitors, which could adversely impact operating results. We are also subject to potential price competition from new competitors and from new and existing regulated markets and MTFs. We also compete with respect to the pricing of market data and with respect to products for pre-trade book data and for post-trade last sale data. In the future, our competitors may offer rebates for quotes and trades on their systems. In addition, our listing, index licensing and technology solutions pricing is subject to competitive pressures. If we are unable to compete successfully in respect to the pricing of our services and products, our business, financial condition and operating results may be adversely affected.

Economic conditions and market factors, which are beyond our control, may adversely affect our business and financial condition.

Our business performance is impacted by a number of factors, including general economic conditions in both the U.S. and Europe, market volatility, and other factors that are generally beyond our control. To the extent that global or national economic conditions weaken, our business is likely to be negatively impacted. Adverse market conditions could reduce customer demand for our services and the ability of our customers, lenders and other counterparties to meet their obligations to us. Poor economic conditions may result in a decline in trading volume, deterioration of the economic welfare of our listed companies and a reduction in the demand for our products, including our market data, indexes, corporate solutions and market technology. Trading volume is driven primarily by general market conditions and declines in trading volume may affect our market share and impact our pricing. In addition, our Market Services businesses receive revenues from a relatively small amount of customers concentrated in the financial industry, so any event that impacts one or more customers or the financial industry in general could impact our revenues.

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

A reduction in trading volumes, market share of trading, the number of our listed companies, or demand for market data or technology products due to economic conditions or other market factors could adversely affect our business, financial condition and operating results.

A decline in trading and clearing volume will decrease our trading and clearing revenues.

Trading and clearing volumes are directly affected by economic, political and market conditions, broad trends in business and finance, unforeseen market closures or other disruptions in trading, the level and volatility of interest rates, inflation, changes in price levels of securities and the overall level of investor confidence. In recent years, trading and clearing volumes across our markets have fluctuated significantly depending on market conditions and other factors beyond our control. Current initiatives being considered by regulators and governments, such as restrictions on algorithmic (high-frequency) trading, could have a material adverse effect on overall trading and clearing volumes. Because a significant percentage of our revenues is tied directly to the volume of securities traded and cleared on our markets, it is likely that a general decline in trading and clearing volumes would lower revenues and may adversely affect our operating results if we are unable to offset falling volumes through pricing changes. Declines in trading and clearing volumes may also impact our market share or pricing structures and adversely affect our business and financial condition.

Our market share of trading has declined and may continue to decline.

Our matched market share in NASDAQ-listed securities executed on NASDAQ declined from 46.1% in 2007 to 24.5% in 2013, and our combined matched market share in all U.S.-listed securities executed on all of our platforms declined from 29.1% in 2007 to 18.8% in 2013. In addition, as a result of the adoption of MiFID, a number of MTFs have launched, thereby significantly increasing competition in Europe. As a result, our matched market share in securities listed on our exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic has declined from 100% in 2007 to 68.6% in 2013.

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

Our businesses depend on the integrity and performance of the technology, computer and communications systems supporting them. If our systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These consequences could result in trading outages, lower trading volumes, financial losses, decreased customer service and satisfaction and regulatory sanctions. Our markets have experienced systems failures and delays in the past and could experience future systems failures and delays.

Although we currently maintain and expect to maintain multiple computer facilities that are designed to provide redundancy and back-up to reduce the risk of system disruptions and have facilities in place that are expected to maintain service during a system disruption, such systems and facilities may prove inadequate. If trading volumes increase unexpectedly or other unanticipated events occur, we may need to expand and upgrade our technology, transaction processing systems and network infrastructure. We do not know whether we will be able to accurately project the rate, timing or cost of any increases, or expand and upgrade our systems and infrastructure to accommodate any increases in a timely manner.

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

Our systems and operations are vulnerable to damage or interruption from security breaches, hacking, data theft, denial of service attacks, human error, natural disasters, power loss, fire, sabotage, terrorism, computer viruses, intentional acts of vandalism and similar events. Given our position in the global securities industry, we may be more likely than other companies to be a direct target, or an indirect casualty, of such events. In February 2011, we announced that, through our normal security monitoring systems, we detected suspicious files on our U.S. servers. The files were immediately removed and we believe there has been no evidence that any customer information was accessed or acquired by third parties.

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

The success of our business depends on our ability to keep up with rapid technological and other competitive changes affecting our industry. Specifically, we must complete development of, successfully implement and maintain electronic trading platforms that have the functionality, performance, capacity, reliability and speed required by our business and our regulators, as well as by our customers.

The markets in which we compete are characterized by rapidly changing technology, evolving industry and regulatory standards, frequent enhancements to existing products and services, the adoption of new services and products and changing customer demands. We may not be able to keep up with rapid technological and other competitive changes affecting our industry. For example, we must continue to enhance our electronic trading platforms to remain competitive as well as to address our regulatory responsibilities, and our business will be negatively affected if our electronic trading platforms fail to function as expected. If we are unable to develop our electronic trading platforms to include other products and markets, or if our electronic trading platforms do not have the required functionality, performance, capacity, reliability and speed required by our business and our regulators, as well as by our customers, we may not be able to compete successfully. Further, our failure to anticipate or respond adequately to changes in technology and customer preferences, especially in our technology solution businesses, or any significant delays in product development efforts, could have a material adverse effect on our business, financial condition and operating results.

We may experience losses and liabilities as a result of systems issues that arose during the Facebook, Inc. IPO.

In connection with the IPO by Facebook on May 18, 2012, systems issues were experienced at the opening of trading of Facebook shares. Certain of our members may have been disadvantaged by such systems issues, which have subsequently been remedied. We announced a program for voluntary accommodations to qualifying members, which was approved by the SEC in March 2013, and we paid all valid claims submitted through the program in December 2013. As a result of the systems issues, we have been sued by retail investors and trading firms in certain putative class actions, many of which have been consolidated into a single action, as well as in five other lawsuits by individual investors. The plaintiffs have asserted claims for negligence, gross negligence, fraud, and violations of Section 20(a) of the Act and Rule 10b-5, promulgated under the Act. In addition, a member organization filed a demand for arbitration seeking indemnification for alleged losses associated with the Facebook IPO. We believe that these lawsuits and arbitration demand are without merit and intend to defend them vigorously.

In addition, as previously disclosed, the SEC completed an investigation into the Facebook matter. Pursuant to our offer of settlement, which the Commission accepted, our subsidiaries, The NASDAQ Stock Market LLC and NASDAQ Execution Services LLC, agreed to implement several measures aimed at preventing future violations of the Act and the rules and regulations promulgated thereunder. We fully implemented and provided the SEC with a certification of our compliance with these undertakings by December 31, 2013 as agreed. In addition, The NASDAQ Stock Market LLC paid a $10 million penalty to the United States Treasury.

While we are unable to predict the outcome of the pending litigation or arbitration, an unfavorable outcome in one or more of these matters could have a material adverse effect on us. Pending the resolution of these matters, we expect to incur significant additional expenses in defending the arbitration and lawsuits.

Our role as exclusive processor for NASDAQ-listed stocks is under review.

On August 22, 2013, we experienced an outage in the exclusive processor system we maintain and operate on behalf of all exchanges that trade NASDAQ stocks which resulted in a market-wide trading halt lasting approximately three hours. Following this system outage, the Commission and others are evaluating all infrastructure that is critical to the national market system, including the processor systems. We have proposed upgrades that are designed to make those systems more robust and resilient, the cost of such upgrades to be borne collectively by all exchanges that trade NASDAQ stocks. The failure of other exchanges to adopt these upgrades could impact the proper function of the processor and impose further risk on us and the industry. If future outages occur or the processor systems fail to function properly while we are operating the systems, it could have an adverse effect on our business, reputation, financial condition or operating results.

Additionally, the contract for future maintenance and operation of the processor systems will shortly be subject to a competitive bidding process. We may choose not to bid for the contract or may fail to obtain that contract if we do bid. Although we do not expect any material adverse effect on our business if we no longer act as the SIP in the future, we could be impacted in ways that we have not foreseen.

We may not be able to successfully integrate acquired businesses, which may result in an inability to realize the anticipated benefits of our acquisitions.

In May 2013, we acquired the TR Corporate Solutions businesses, and in June 2013, we acquired eSpeed.  In 2013, we also formed NPM.  We must rationalize, coordinate and integrate the operations of these and other acquired businesses. This process involves complex technological, operational and personnel-related challenges, which are time-consuming and expensive and may disrupt our business. The difficulties, costs and delays that could be encountered may include:

•difficulties, costs or complications in combining the companies’ operations, including technology platforms, which could lead to us not achieving the synergies we anticipate;

•incompatibility of systems and operating methods;

•	reliance on a deal partner for transition services, including billing services;

•inability to use capital assets efficiently to develop the business of the combined company;

•the difficulty of complying with government-imposed regulations in the U.S. and abroad, which may be conflicting;

•resolving possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures;

•the diversion of management’s attention from ongoing business concerns and other strategic opportunities;

•difficulties in operating acquired businesses in parallel with similar businesses that we operated previously;

•difficulties in operating businesses we have not operated before;

•difficulty of integrating multiple acquired businesses simultaneously;

•the retention of key employees and management;

•the implementation of disclosure controls, internal controls and financial reporting systems at non-U.S. subsidiaries to enable us to comply with U.S. generally accepted accounting principles, or U.S. GAAP, and U.S. securities laws and regulations, including the Sarbanes Oxley Act of 2002, required as a result of our status as a reporting company under the Exchange Act;

•the coordination of geographically separate organizations;

•the coordination and consolidation of ongoing and future research and development efforts;

•possible tax costs or inefficiencies associated with integrating the operations of a combined company;

•pre-tax restructuring and revenue investment costs;

•the retention of strategic partners and attracting new strategic partners; and

•negative impacts on employee morale and performance as a result of job changes and reassignments.

For these reasons, we may not achieve the anticipated financial and strategic benefits from our acquisitions and initiatives. Any actual cost savings and synergies may be lower than we expect and may take a longer time to achieve than we anticipate, and we may fail to realize the anticipated benefits of acquisitions.

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

We operate in a highly regulated industry and may be subject to censures, fines and enforcement proceedings if we fail to comply with regulatory obligations.

We operate in a highly regulated industry and are subject to extensive regulation in the U.S. and Europe.  The securities trading industry is subject to significant regulatory oversight and could be subject to increased governmental and public scrutiny in the future in response to global conditions and events. In the U.S., our markets and broker-dealer subsidiaries are regulated by the SEC, FINRA or CFTC and, in the Nordics, Baltics and UK, our markets are subject to local and/or European Union regulation. As a result, our regulated markets are subject to audits, investigations, administrative proceedings and enforcement actions relating to compliance with applicable rules and regulations. Regulators have broad powers to impose fines, penalties or censure, issue cease-and-desist orders, prohibit operations, revoke licenses or registrations and impose other sanctions on our exchanges, broker-dealers and markets for violations of applicable requirements.

In 2013, the SEC completed an investigation into the Facebook matter and accepted our offer of settlement which included a monetary penalty and an agreement to implement certain measures aimed at preventing future violations of the Act and the rules and regulations promulgated thereunder.  See Item 3, “Legal Proceedings.” In the future, we could be subject to SEC or other regulatory investigations or enforcement proceedings that could result in substantial sanctions, including revocation of our operating licenses. Any such investigations or proceedings, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, which could have a material adverse effect on our business, results of operations or financial condition. In addition, our exchanges could be required to modify or restructure their regulatory functions in response to any changes in the regulatory environment, or they may be required to rely on third parties to perform regulatory and oversight functions, each of which may require us to incur substantial expenses and may harm our reputation if our regulatory services are deemed inadequate.

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

Furthermore, we hold interests in other regulated entities, and certain of our customers operate in a highly regulated industry. Regulatory authorities could impose regulatory changes that could impact the ability of our customers to use our exchanges. The loss of a significant number of customers or a reduction in trading activity on any of our exchanges as a result of such changes could have a material adverse effect on our business, financial condition and operating results.

Regulatory changes and changes in market structure could have a material adverse effect on our business.

Regulatory changes adopted by the SEC or other regulators of our markets, and regulatory changes that our markets may adopt in fulfillment of their regulatory obligations, could materially affect our business operations.  In recent years, there has been increased regulatory and governmental focus on issues affecting the securities markets, including market structure and technological oversight.  The SEC, FINRA and the national securities exchanges have introduced several initiatives to ensure the oversight, integrity and resilience of markets.

In 2013, the SEC proposed Regulation Systems, Compliance and Integrity (Regulation SCI) which, if adopted as proposed, would update and extend the SEC’s oversight of technology and establish new requirements on U.S. exchanges, ATSs, plan processors and clearing agencies concerning the design, development, testing, maintenance and surveillance of technology systems that are integral to their operations.  Also in 2013, the SEC implemented a plan for FINRA and the national securities exchanges to institute a limit up-limit down system designed to reduce short-term volatility in equity trading by preventing trades in individual exchange-listed stocks from occurring outside of a specified price band. In 2012, the SEC required national securities exchanges and FINRA to establish a market-wide consolidated audit trail (CAT) to improve regulators’ ability to monitor trading activity. We are currently working with FINRA and the other national securities exchanges in developing a plan to create a consolidated audit trail. At the end of 2012, new regulations relating to CCP services and OTC derivatives transactions were adopted that are affecting our clearinghouses in Europe.

In addition, the SEC has taken regulatory actions in connection with issues described in its 2010 concept release on market structure, as well as the events of the May 6, 2010 “flash crash.” In 2011, the SEC implemented a new short sale restriction that triggers when a security declines 10% from its previous close and expanded its existing single stock trading pause to include all Regulation NMS securities. Any potential rules concerning trading halts during volatile markets, market access, algorithmic (high-frequency) trading, alternative trading systems (such as dark pools), trading increments and other market structure issues could change the competitive landscape and have a material impact on our business.

During the coming year, it is likely that there will be additional changes in the regulatory environment in which we operate our businesses, including further measures taken by government regulators and the SROs to address recent incidents involving exchanges, plan processors or market participants that have resulted in disrupted trading or operations, although we cannot predict the nature of these changes or their impact on our business at this time. The European Parliament continues its review of MiFID that could affect our operations in Europe. In addition, actions on any of the specific regulatory issues currently under review in the U.S. and Europe such as SRO status, short selling, co-location, algorithmic (high-frequency) trading, market halts, the market data business, derivatives clearing, market transparency, taxes on stock transactions, restrictions on proprietary trading by certain of our customers and other related proposals could have a material impact on our business. In the U.S., the CFTC and SEC also will continue to take actions to fully implement the Dodd-Frank Act, a comprehensive banking and financial services reform package.

While we support regulatory efforts to review and improve market structure, resilience and integrity, the adoption of these proposed regulatory changes and future reforms could impose significant costs and obligations on the operation of our U.S. exchanges and processor systems and have other impacts on our business.

Regulatory changes or future court rulings may have an adverse impact on our revenue from proprietary market data products.

Regulatory and legal developments could reduce the amount of revenue that we earn from our proprietary market data products. In the U.S., we generally are required to file with the SEC to establish or modify the fees that we charge for our market data products. In recent years, certain industry groups have objected to the ability of exchanges to charge for certain market data products. We have defeated two challenges in federal appeals court but an additional challenge is currently pending at the SEC. If the results of that challenge are detrimental to our U.S. exchanges’ ability to charge for market data, there could be a negative impact on our revenues. We cannot predict whether, or in what form, any regulatory changes will be implemented, or their potential impact on our business. A determination by the SEC, for example, to link market data fees to marginal costs, to take a more active role in the market data rate-setting process, or to reduce the current levels of market data fees could have an adverse effect on our market data revenues.

Our European exchanges currently offer market data to customers on a non-discriminatory and reasonable commercial basis. It is expected that the future MiFID II directive will result in a definition of the term “reasonable commercial basis”. There is a risk that the final wording of this definition may influence the fees for European market data adversely. In addition any future actions by the European Commission or European court decisions could affect our ability to offer market data products in the same manner that we do today thereby causing an adverse effect on our European market data revenues.

Stagnation or decline in the initial public offering market could have an adverse effect on our revenues.

The market for initial public offerings is dependent on the prosperity of companies and the availability of risk capital. Stagnation or decline in the initial public offering market will impact the number of new listings on The NASDAQ Stock Market and the exchanges comprising NASDAQ OMX Nordic and NASDAQ OMX Baltic, and thus our related revenues. We recognize revenue from new listings on The NASDAQ Stock Market on a straight-line basis over an estimated six-year service period. As a result, a stagnant market for initial public offerings could cause a decrease in deferred revenues for future years. Furthermore, as initial public offerings are typically actively traded following their offering date, a prolonged decrease in the number of initial public offerings could negatively impact the growth of our transactions revenues.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.

Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. A reduction in credit ratings would also result in increases in the cost of our outstanding debt as the interest rate on the outstanding amounts under our credit facilities, our 5.25% senior notes due 2018, and our 3.875% senior notes due 2021 fluctuates based on our credit ratings.

 Damage to our reputation or brand name could have a material adverse effect on our businesses.

One of our competitive strengths is our strong reputation and brand name. Various issues may give rise to reputational risk, including issues relating to:

•our ability to maintain the security of our data and systems;

•the quality and reliability of our technology platforms and systems;

•the ability to fulfill our regulatory obligations;

•the ability to execute our business plan, key initiatives or new business ventures and the ability to keep up with changing customer demand;

•the representation of our business in the media;

•the accuracy of our financial statements and other financial and statistical information;

•the accuracy of our financial guidance or other information provided to our investors;

•the quality of our corporate governance structure;

•the quality of our products, including the reliability of our transaction-based business, the accuracy of the quote and trade information provided by our market data business and the accuracy of calculations used by our Global Index Group for indexes and unit investment trusts;

•the quality of our disclosure controls or internal controls over financial reporting, including any failures in supervision;

•extreme price volatility on our markets, such as that seen with the “flash crash” on May 6, 2010;

•any negative publicity surrounding our listed companies; and

•any misconduct, fraudulent activity or theft by our employees or other persons formerly or currently associated with us.

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

Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2013, goodwill totaled approximately $6.2 billion and intangible assets, net of accumulated amortization, totaled approximately $2.4 billion. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

We assess goodwill and intangible assets as well as other long-lived assets, including equity method investments, property and equipment and other assets for impairment by applying a fair value based test by analyzing historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate cash flows. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. There was no impairment of goodwill for the years ended December 31, 2013, 2012 and 2011. However, disruptions to our business, such as economic weakness and unexpected significant declines in operating results, may result in an impairment charge related to our goodwill, intangible assets or other long-lived assets in the future. A significant impairment charge in the future could have a material adverse effect on our operating results.

We may experience fluctuations in our operating results, which may adversely affect the market price of our common stock.

The financial services industry is risky and unpredictable and is directly affected by many national and international factors beyond our control, including:

•economic, political and geopolitical market conditions;

•natural disasters, terrorism, war or other catastrophes;

•broad trends in industry and finance;

•changes in price levels and volatility in the stock markets;

•the level and volatility of interest rates;

•changes in government monetary or tax policy;

•other legislative and regulatory changes;

•the perceived attractiveness of the U.S. or European capital markets; and

•inflation.

Any one of these factors could have a material adverse effect on our business, financial condition and operating results by causing a substantial decline in the financial services markets and reducing trading volumes. In particular, our U.S. business operations are heavily concentrated on the East Coast, and our European business operations are heavily concentrated in Stockholm. Any event that affects either of those geographic areas could potentially affect our ability to operate our businesses.

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

We clear or stand as riskless principal to a range of equity-related and fixed-income-related derivative products, commodities and resale and repurchase agreements. We assume the counterparty risk for all transactions that are cleared through our markets and guarantee that our cleared contracts will be honored. We enforce minimum financial and operational criteria for membership eligibility, require members and investors to provide collateral, and maintain established risk policies and procedures to ensure that the counterparty risks are properly monitored and pro-actively managed; however, none of these measures provides absolute assurance against experiencing financial losses from defaults by our counterparties on their obligations. No guarantee can be given that the collateral provided will at all times be sufficient. Although we maintain clearing capital resources to serve as an additional layer of protection to help ensure that we are able to meet our obligations, these resources may not be sufficient.

In addition, one of our broker-dealer subsidiaries, Execution Access, has a clearing arrangement with Cantor Fitzgerald & Co., or Cantor Fitzgerald. As of December 31, 2013, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation, or FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.  Although we believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies, no guarantee can be provided that these arrangements will at all times be sufficient.

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

In connection with acquisitions and share repurchases, we incurred a significant amount of indebtedness. Our indebtedness as of December 31, 2013 was approximately $2.6 billion. We also may borrow up to an additional $655 million under a revolver that is part of our credit facilities.

Our leverage could:

•reduce funds available to us for operations and general corporate purposes or for capital expenditures as a result of the dedication of a substantial portion of our consolidated cash flow from operations to the payment of principal and interest on our indebtedness;

•increase our exposure to a continued downturn in general economic conditions;

•place us at a competitive disadvantage compared with our competitors with less debt; and

•affect our ability to obtain additional financing in the future for refinancing indebtedness, acquisitions, working capital, capital expenditures or other purposes.

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

We are subject to litigation risks and other liabilities.

Many aspects of our business potentially involve substantial liability risks. Although under current law we are immune from private suits arising from conduct within our regulatory authority and from acts and forbearances incident to the exercise of our regulatory authority, this immunity only covers certain of our activities in the U.S., and we could be exposed to liability under national and local laws, court decisions and rules and regulations promulgated by regulatory agencies.

Some of our other liability risks arise under the laws and regulations relating to the insurance, tax, intellectual property, anti-money laundering, technology export, foreign asset controls and foreign corrupt practices areas. Liability could also result from disputes over the terms of a trade, claims that a system failure or delay cost a customer money, claims we entered into an unauthorized transaction or claims that we provided materially false or misleading statements in connection with a securities transaction. As we intend to defend any such litigation actively, significant legal expenses could be incurred. Although we carry insurance that may limit our risk of damages in some cases, we still may sustain uncovered losses or losses in excess of available insurance that would affect our financial condition and results of operations.

We have self-regulatory obligations and also operate for-profit businesses, and these two roles may create conflicts of interest.

We have obligations to regulate and monitor activities on our markets and ensure compliance with applicable law and the rules of our markets by market participants and listed companies. In the U.S., the SEC staff has expressed concern about potential conflicts of interest of “for-profit” markets performing the regulatory functions of a self-regulatory organization. Although our U.S. cash equities and options exchanges outsource a substantial portion of their market regulation functions to FINRA, we do perform regulatory functions and bear regulatory responsibility related to our listed companies and our markets. Any failure by us to diligently and fairly regulate our markets or to otherwise fulfill our regulatory obligations could significantly harm our reputation, prompt SEC scrutiny and adversely affect our business and reputation.

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

We also rely on members of our trading community to maintain markets and add liquidity. To the extent that any of our largest members experiences difficulties, materially changes its business relationship with us or is unable for any reason to perform market making activities, our business or our reputation may be materially adversely affected.

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

Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including:

•problems with effective integration of operations;

•the inability to maintain key pre-acquisition business relationships;

•increased operating costs;

•the diversion of our management team from its other operations;

•problems with regulatory bodies;

•exposure to unanticipated liabilities;

•difficulties in realizing projected efficiencies, synergies and cost savings; and

•changes in our credit rating and financing costs.

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

The operations of our non-U.S. business are subject to the risk inherent in international operations, including but not limited to, risks with respect to operating in Iceland, the Baltics, Central and Eastern Europe, the Middle East, Australia and Asia. Some of these economies may be subject to greater political, economic and social uncertainties than countries with more developed institutional structures. Political, economic or social events or developments in one or more of these countries could adversely affect our operations and financial results.

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

In accordance with U.S. GAAP, we are accounting for the completion of our acquisitions using the purchase method of accounting. We are allocating the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangibles, and based on their fair values as of the date of completion of the acquisitions, recording the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, or EPS, could be adversely affected by a number of financial adjustments required by U.S. GAAP including the following:

•we may incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with acquisitions during such estimated useful lives;

•we may have additional depreciation expense as a result of recording purchased tangible assets at fair value, in accordance with U.S. GAAP, as compared to book value as recorded;

•to the extent the value of goodwill or intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets; and

•we may incur certain adjustments to reflect the financial condition and operating results under U.S. GAAP and U.S. dollars.

Risks Relating to an Investment in Our Common Stock

Volatility in our stock price could adversely affect our stockholders.

The market price of our common stock is volatile. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuations in our stock price may include, among other things:

•actual or anticipated variations in our quarterly operating results;

•changes in financial estimates by us or by any securities analysts who might cover our common stock;

•conditions or trends in our industry, including trading volumes, regulatory changes or changes in the securities marketplace;

•conditions or trends in the credit markets;

•announcements by us or our competitors of significant acquisitions, strategic partnerships or divestitures;

•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•additions or departures of key personnel; and

•purchases or sales of our common stock, including purchases or sales of our common stock by our directors, officers, significant stockholders or strategic investors.

Decisions to declare future dividends on our common stock will be at the discretion of our board of directors based upon a review of relevant considerations. Accordingly, there can be no guarantee that we will pay future dividends to our stockholders.

In 2013, our board of directors declared quarterly cash dividend payments of $0.13 per share of outstanding common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by

NASDAQ OMX’s board of directors. The board’s determination to declare dividends will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant. Based on an evaluation of these factors, the board of directors may determine not to declare future dividends at all or to declare future dividends at a reduced amount. Accordingly, there can be no guarantee that we will pay future dividends to our stockholders.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. As of December 31, 2013, there were 169,357,084 shares of our common stock outstanding. All of our common stock is freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act.

The number of freely transferable shares of our common stock will increase upon any exercise of outstanding options pursuant to NASDAQ OMX’s Equity Incentive Plan, or Equity Plan. There were 3,153,801 options exercisable as of December 31, 2013 at a weighted average exercise price of $26.59.

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

Our certificate of incorporation and by-laws:

•require supermajority stockholder approval to remove directors;

•do not permit stockholders to act by written consent or to call special meetings;

•require certain advance notice for director nominations and actions to be taken at annual meetings;

•require supermajority stockholder approval with respect to certain amendments to our certificate of incorporation and by-laws (including in respect of the provisions set forth above); and

•authorize the issuance of undesignated preferred stock, or “blank check” preferred stock, which could be issued by our board of directors without stockholder approval.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a description of our principal properties.

Location	Use	Size (approximate, in square feet)	Type of possession
New York, New York...............................................	Location of MarketSite	25,000	Lease
New York, New York...............................................	U.S. headquarters	115,000	Subleased from FINRA with 17,931 square feet leased back to FINRA
New York, New York...............................................	General office space	53,000	Subleased to third parties
New York, New York...............................................	General office space	48,000	Lease
Philadelphia, Pennsylvania.........................................	Location of NASDAQ OMX PHLX	94,000	Lease
Rockville, Maryland.................................................	General office space	48,000	Lease
Shelton, Connecticut.................................................	General office space	29,000	Lease
Stockholm, Sweden.................................................	European headquarters	296,000	Lease
London, England.......................................................	General office space	71,000	Lease
Helsinki, Finland.......................................................	General office space	19,800	Lease
Copenhagen, Denmark...............................................	General office space	23,900	Lease

We also maintain local headquarters in each of the other European countries where we operate an exchange and office space in countries in which we conduct sales and operations, including Armenia, Australia, Belgium, Canada, China, Estonia, France, Germany, Hong Kong, Iceland, India, Italy, Japan, Latvia, Lithuania, Netherlands, Norway, Philippines, Singapore, South Korea and Spain.

In addition to the above, we currently lease administrative, sales and disaster preparedness facilities in California, Colorado, Illinois, Massachusetts, Missouri, Oregon, Texas and Washington, DC.

Generally, our properties are not earmarked for use by a particular segment. Instead, most of our properties are used by two or more segments. We believe the facilities we occupy are adequate for the purposes for which they are currently used and are well-maintained. As of December 31, 2013, approximately 260,864 square feet of space was available for sublease.

Item 3. Legal Proceedings.

As previously disclosed, we became a party to several legal and regulatory proceedings in 2012 and 2013 relating to the Facebook IPO that occurred on May 18, 2012. We believe that the legal actions filed against NASDAQ OMX are without merit and intend to defend them vigorously.

As described in our Annual Report on Form 10-K for the year ended December 31, 2012, we are named as a defendant in a consolidated matter captioned In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389 (S.D.N.Y.). On April 30, 2013, lead plaintiffs in the consolidated matter filed a consolidated amended complaint, naming our Chief Executive Officer and our prior Chief Information Officer as new defendants in connection with their roles in the Facebook IPO. The amended complaint alleges that each violated Section 20(a) of the Act and Rule 10b-5, promulgated under the Act. By opinion and order entered December 16, 2013, the District Court for the Southern District of New York granted in part and denied in part our motion to dismiss the consolidated amended complaint. The court held that the doctrine of self-regulatory organization immunity bars plaintiffs’ negligence and securities laws claims to the extent they arise from our decisions not to halt trading or cancel trades on the day of the Facebook IPO, but not to the extent they arise from the design, promotion, and testing of our technology systems in advance of the IPO. The court also held that the economic loss doctrine does not bar plaintiffs’ negligence claims, and that the consolidated amended complaint pleads plaintiffs’ securities laws claims sufficiently to withstand a motion to dismiss. We are appealing the ruling on the motion to dismiss to the Second Circuit Court of Appeals.

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

Also as previously disclosed, the staff of the SEC’s Division of Enforcement conducted an investigation relating to the systems issues experienced with the Facebook IPO. On May 29, 2013, the Commission accepted our offer of settlement, resolving this matter. As part of the settlement, our subsidiaries, The NASDAQ Stock Market LLC and NASDAQ Execution Services LLC, agreed to implement several measures aimed at preventing future violations of the Act and the rules and regulations promulgated thereunder. We fully implemented and provided the SEC with a certification of our compliance with these undertakings by December 31, 2013 as agreed. In addition, The NASDAQ Stock Market LLC paid a $10 million penalty to the United States Treasury.

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

The following chart lists the quarterly high and low sales prices for shares of our common stock for fiscal years 2013 and 2012. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

	High	Low
Fiscal 2013
Fourth quarter.............................................................................	$ 40.64	$ 31.76
Third quarter...............................................................................	34.41	29.51
Second quarter.............................................................................	33.43	27.47
First quarter.................................................................................	32.89	25.27
Fiscal 2012
Fourth quarter.............................................................................	$ 26.80	$ 22.63
Third quarter...............................................................................	24.50	21.58
Second quarter.............................................................................	26.12	21.03
First quarter.................................................................................	27.34	24.14

As of February 7, 2014, we had approximately 586 holders of record of our common stock. As of February 7, 2014, the closing price of our common stock was $37.54.

Dividends

For each quarter in 2013 and for the second, third and fourth quarters of 2012, the Company paid a quarterly cash dividend of $0.13 per share and expects to pay quarterly cash dividends in the future, subject to approval by the board of directors. There were no dividends declared or paid during the first quarter of 2012. Our credit facilities allow us to pay cash dividends on our common stock as long as certain leverage ratios are maintained.

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

During 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. In April 2013, we announced that the share repurchase program is temporarily suspended. As of December 31, 2013, the remaining amount for share repurchases under the program authorized in the third quarter of 2012 was $215 million.

Employee Transactions

During the fiscal quarter ended December 31, 2013, we purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended December 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 2013
Share repurchase program	-	$-	-	$215
Employee transactions	3,138	$33.06	N/A	N/A

November 2013
Share repurchase program	-	$-	-	$215
Employee transactions	2,367	$35.35	N/A	N/A

December 2013
Share repurchase program	-	$-	-	$215
Employee transactions	191,128	$39.80	N/A	N/A

Total Fiscal Quarter Ended December 31, 2013
Share repurchase program	-	$-	-	$215
Employee transactions	196,633	$39.64	N/A	N/A

PERFORMANCE GRAPH

The following graph compares the total return of our common stock to the NASDAQ Composite Stock Index and the Standard & Poor’s, or S&P, 500 Stock Index and a selected peer group for the past five years.

In 2013, we changed our peer group, which is comprised of the following companies, collectively, referred to as the new peer group:

•ASX Limited;

•CBOE Holdings Inc.;

•CME Group Inc.;

•Deutsche Börse AG;

•ICE;

•LSE; and

•TMX Group Limited.

ASX Limited, CBOE Holdings Inc. and TMX Group Limited were added to the new peer group because we believe the changes result in a peer group that is more comparable to our business. NYSE Euronext was omitted from the new peer group since it was acquired by ICE in 2013.

For the year ended December 31, 2012, the peer group was comprised of the following companies, collectively referred to as the old peer group:

•CME Group Inc.;

•Deutsche Börse AG;

•ICE;

•LSE; and

•NYSE Euronext.

The figures represented below assume an initial investment of $100 in the common stock or index at the closing price on December 31, 2008 and the reinvestment of all dividends.

	12/08	12/09	12/10	12/11	12/12	12/13
The NASDAQ OMX Group, Inc..................................................................	$ 100.00	$ 80.21	$ 96.03	$ 99.19	$ 102.85	$ 166.40
NASDAQ Composite.................................................................................	100.00	144.88	170.58	171.30	199.99	283.39
S&P 500.......................................................................................................	100.00	126.46	145.51	148.59	172.37	228.19
Old Peer Group.........................................................................................	100.00	143.14	138.54	116.80	134.02	216.38
New Peer Group.......................................................................................	100.00	143.86	145.25	126.50	145.57	223.25

Item 6. Selected Financial Data.

The following table sets forth selected financial data on a historical basis for NASDAQ OMX. The following information should be read in conjunction with the consolidated financial statements and notes thereto of NASDAQ OMX included elsewhere in this Form 10-K.

Selected Financial Data

	Year Ended December 31,
	2013(1)	2012(1)	2011(1)	2010(1)	2009

	(in millions, except share and per share amounts)
Statements of Income Data:
Total revenues(2)	$3,211	$3,120	$3,438	$3,197	$3,410
Cost of revenues(2)	(1,316)	(1,446)	(1,748)	(1,675)	(1,957)
Revenues less transaction rebates, brokerage, clearance and exchange fees	1,895	1,674	1,690	1,522	1,453
Total operating expenses	1,207	984	994	891	850
Operating income	688	690	696	631	603
Net income attributable to NASDAQ OMX	385	352	387	395	266
Net income applicable to common stockholders	385	352	387	394	266
Per share information:
Basic earnings per share	$2.30	$2.09	$2.20	$1.94	$1.30
Diluted earnings per share	$2.25	$2.04	$2.15	$1.91	$1.25
Cash dividends declared per common share(3)	$0.52	$0.39	$-	$-	$-
Weighted-average common shares outstanding for earnings per share:
Basic	166,932,103	168,254,653	176,331,819	202,975,623	204,698,277
Diluted	171,266,146	172,587,870	180,011,247	206,514,655	214,537,907

	December 31,
	2013	2012	2011	2010	2009

	(in millions)
Balance Sheets Data:
Cash and cash equivalents and financial investments	$587	$720	$785	$568	$902
Total assets(4)(5)(6)	12,577	9,132	14,091	16,207	10,722
Total long-term liabilities	3,593	2,905	3,067	3,247	2,909
Total equity	6,184	5,209	4,986	4,729	4,944

(1)  We completed several acquisitions during the years ended December 31, 2013, 2012, 2011 and 2010 and included the financial results of such acquisitions in our consolidated financial statements from the respective acquisition dates.

(2)  We record execution revenues from transactions on a gross basis as revenues and record related expenses as cost of revenues.

(3)  The $0.52 cash dividends declared per common share for 2013 reflect a quarterly dividend of $0.13 per share on our outstanding common stock. The $0.39 cash dividends declared per common share for 2012 reflect a quarterly dividend of $0.13 per share on our outstanding common stock in June, September and December of 2012.

(4)  Total assets included resale agreements, at contract value of $3.7 billion at December 31, 2011 and $3.4 billion at December 31, 2010. In September 2010, we launched a clearing service for the resale and repurchase agreement market.

(5)  Total assets decreased $5.0 billion at December 31, 2012 as compared to December 31, 2011, primarily due to our new clearing structure which significantly changed the nature and extent of the risk of loss to NASDAQ OMX Clearing in the event of a member default. As a result, we no longer record derivative positions or resale and repurchase agreements in the Consolidated Balance Sheet.

(6)  Total assets increased $3.4 billion at December 31, 2013 as compared to December 31, 2012, primarily due to an increase in default funds and margin deposits, reflecting the implementation of our collateral management process for our Nordic Clearing business in 2013, and an increase in goodwill and intangible assets associated with the acquisitions of the TR Corporate Solutions businesses and eSpeed in 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of NASDAQ OMX should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under “Item 1A. Risk Factors.”

Business Overview

The NASDAQ OMX Group, Inc. was formed from the combination of the businesses of Nasdaq and OMX AB on February 27, 2008. Under the purchase method of accounting, Nasdaq was treated as the accounting and legal acquirer in the business combination with OMX AB.

We are a leading global exchange group that delivers trading, clearing, exchange technology, regulatory, securities listing, and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, market data products, financial indexes, capital formation solutions, financial services, corporate solutions and market technology products and services. Our technology powers markets across the globe, supporting derivatives trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.

We completed the following acquisitions during 2010, 2011, 2012 and 2013:

•The assets of North American Energy Credit and Clearing Corp., March 2010;

•A derivatives trading market through the purchase of the remaining business of Nord Pool, May 2010;

•SMARTS, August 2010;

•FTEN, December 2010;

•ZVM, December 2010;

•Glide Technologies, October 2011;

•The business of RapiData, December 2011;

•NOS Clearing, July 2012;

•The index business of Mergent, Inc., including Indxis, December 2012;

•The TR Corporate Solutions businesses, May 2013; and

•eSpeed, June 2013.

These acquisitions have been treated as purchases for accounting purposes, with NASDAQ OMX treated as the acquirer. We also purchased a 22% equity interest in the European Multilateral Clearing Facility N.V., or EMCF, in January 2009. In December 2013, EMCF merged with EuroCCP, creating EuroCCP N.V., a new combined clearinghouse. NASDAQ OMX currently has a 25% equity interest in EuroCCP N.V. Additionally, we purchased a 72% ownership interest in BWise in May 2012 and a 25% equity interest in The Order Machine, or TOM, in April 2013.  In March 2013, we formed a joint venture with SharesPost creating NPM. The financial results of these transactions are included in the consolidated financial results beginning on the date of each acquisition or strategic initiative.

Business Environment

We serve listed companies, market participants and investors by providing derivative, commodities, cash equity, and fixed income markets, thereby facilitating economic growth and corporate entrepreneurship. We provide market technology to exchanges, clearing organizations and central securities depositories around the world. We also offer companies and other organizations access to innovative products and software solutions and services that increase transparency, mitigate risk, improve board efficiency and facilitate better corporate governance. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for capital markets, and changing technology particularly in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends including:

•Trading volumes, particularly in U.S. and European derivative and cash equity securities, which are driven primarily by overall macroeconomic conditions;

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

•Regulatory changes imposed upon certain types of instruments, transactions, or capital market participants; and

•Technological advancements and customers’ demand for speed, efficiency, and reliability.

Currently our business drivers are defined by investors’ and companies’ cautiously optimistic outlook about the pace of global economic recovery. Although some major market indices reached record levels in 2013, European equity markets have not performed as well and remain below their pre-financial crisis highs. As the global economy continues to avoid the intermittent crisis environments of 2010 through 2012, we are experiencing modest growth in many of our non-transactional businesses. Since a number of significant structural issues continue to confront the global economy, instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a return of market uncertainty. In contrast, many of the largest customers of our transactional businesses continue to adapt their business models as they address the implementation of regulatory changes initiated following the global financial crisis, leading to lower trading volumes. In 2013, the U.S. and European cash equity trading businesses and the European derivative trading and clearing business experienced a decrease in volumes due to lower overall industry trading volumes. Steady performances by major stock market indices and consistently low volatility throughout 2013 helped to boost the U.S. IPO market. Additional impacts on our business drivers included the international enactment and implementation of new legislative and regulatory initiatives, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for 2013 may be characterized as follows:

•A strong pace of new equity issuance in the U.S. in 2013 with 126 IPOs on The NASDAQ Stock Market, up from 72 in 2012. IPO activity improved in the Nordics with 14 IPOs in 2013 compared to six IPOs in 2012 on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic;

•Average daily matched equity options volume for our three U.S. options exchanges increased 3.3% in 2013 compared to 2012, while overall average daily U.S. options volume increased 0.7%. The increase in our average daily matched options volume was driven by an increase in our combined matched market share for our three U.S. options exchanges of 0.7 percentage points as well as a slight increase in overall U.S. options volume;

•Average daily matched share volume for all of our U.S. cash equity markets decreased by 13.1%, while average daily U.S. share volume fell by 3.9% relative to 2012. Volatility, often a driver of volume levels, was lower in 2013 than 2012. Losses in matched share volume were due to both lower U.S. consolidated volume and a decrease in matched market share from 20.8% in 2012 (NASDAQ 17.0%; NASDAQ OMX BX 2.7%; NASDAQ OMX PSX 1.1%) to 18.8% in 2013 (NASDAQ 15.6%; NASDAQ OMX BX 2.5%; NASDAQ OMX PSX 0.7%);

•Continuous cost focus in the industry has further increased the growth of our NASDAQ Basic product, which is a low cost alternative to the consolidated tape. The number of NASDAQ Basic subscribers increased 128% in 2013 compared to 2012;

•An increase in Information Services revenues of 8.9% in 2013 relative to 2012, primarily due to increases in both U.S. market data products and index licensing and services revenues;

•A 4.4% decrease relative to 2012 in the average daily number of cash equity trades on our Nordic and Baltic exchanges;

•A 6.9% increase relative to 2012 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges;

•A decline of 1.0% experienced by our Nordic and Baltic exchanges relative to 2012 in the number of traded and cleared options, futures and fixed-income contracts (excluding Finnish option contracts traded on Eurex);

•Intense competition among U.S. exchanges and dealer-owned systems for trading volume and strong competition between multilateral trading facilities and exchanges in Europe for trading volume;

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

Financial Summary

The following table summarizes our financial performance for the year ended December 31, 2013 when compared with the same period in 2012. The comparability of our results of operations between reported periods is impacted by the acquisitions of eSpeed on June 28, 2013 and the TR Corporate Solutions businesses on May 31, 2013. See “Acquisition of eSpeed for Trading of U.S. Treasuries” and “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements for further discussion.

	Year Ended December 31,		Percentage
	2013	2012	Change

	(in millions)
Revenues less transaction rebates, brokerage, clearance and exchange fees	$1,895	$1,674	13.2%
Operating expenses	1,207	984	22.7%
Operating income	688	690	(0.3)%
Interest expense	(111)	(97)	14.4%
Gain on sale of investment security	30	-	#
Asset impairment charges	(14)	(40)	(65.0)%
Loss on divestiture of business	-	(14)	#
Income before income taxes	600	548	9.5%
Income tax provision	216	199	8.5%
Net income attributable to NASDAQ OMX	$385	$352	9.4%
Diluted earnings per share	$2.25	$2.04	10.3%

#Denotes a variance greater than 100.0%.

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

Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” For the year ended December 31, 2013, approximately 34.8% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 29.0% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone, Danish Krone and British Pound.

The following summarizes significant changes in our financial performance for the year ended December 31, 2013 when compared with the same period in 2012:

•Revenues less transaction rebates, brokerage, clearance and exchange fees increased $221 million, or 13.2%, to $1,895 million in 2013, compared with $1,674 million in 2012, reflecting an operational increase of $206 million and a favorable impact from foreign exchange of $15 million. The increase in operational revenues was primarily due to an:

•increase in Corporate Solutions revenues of $141 million, reflecting higher revenues resulting from the acquisition of the TR Corporate Solutions businesses in May 2013;

•increase in fixed income trading revenues less brokerage, clearance and exchange fees of $35 million, reflecting the acquisition of eSpeed;

•increase in Market Data Products revenues of $22 million, primarily from U.S. market data products;

•increase in Market Technology revenues of $20 million, primarily from higher change request and advisory revenues and software as a service revenues; and

•increase in Index Licensing and Services revenues of $11 million, partially offset by a;

•decrease in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $22 million.

•Operating expenses increased $223 million, or 22.7%, to $1,207 million in 2013, compared with $984 million in 2012, reflecting an operational increase of $214 million and an unfavorable impact from foreign exchange of $9 million. The increase in operational expenses was primarily due to additional overall expense associated with our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013, our voluntary accommodation program,  higher merger and strategic initiatives expense, and expenses paid with respect to an SEC matter,  partially offset by a decrease in restructuring charges.

•Interest expense increased $14 million, or 14.4%, to $111 million in 2013, compared with $97 million in 2012, primarily due to the issuance of our €600 million aggregate principal amount of 3.875% senior unsecured notes due June 2021, or the 2021 Notes, in June 2013. See “3.875% Senior Unsecured Notes,” of Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

•Gain on sale of investment security of $30 million in 2013 related to the sale of our available-for-sale investment security  in Dubai Financial Market PJSC, or DFM.

•Asset impairment charges in 2013 of $14 million related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($7 million). In 2012, asset impairment charges of $40 million were related to certain acquired intangible assets associated with technology ($19 million), customer relationships ($6 million), and a certain trade name ($3 million), as well as an other-than-temporary impairment charge of $12 million related to our equity interest in EMCF.

•Loss on divestiture of business in 2012 of $14 million related to the sale of International Derivatives Clearing Group, LLC, or IDCG. See “2012 Divestiture,” of Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements for further discussion.

•Income tax provision increased $17 million, or 8.5%, in 2013 compared with 2012, primarily due to the increase in income before income taxes in 2013 compared with 2012.

These current and prior year items are discussed in more detail below.

Excluding our voluntary accommodation program expense, gain on sale of investment security, merger and strategic initiatives expense, expenses paid with respect to an SEC matter, asset impairment charges, restructuring charges, loss on divestiture of business and other items that are not reflective of our core business performance, net of taxes, non-GAAP consolidated net income attributable to NASDAQ OMX for the year ended December 31, 2013 was $445 million, or $2.60 per diluted share, compared with $432 million, or $2.50 per diluted share, for the year ended December 31, 2012. See “Non-GAAP Financial Measures” below for further discussion.

2014 Outlook

For the sixth year in a row, more share value traded on The NASDAQ Stock Market than on any other single cash equities exchange in the world. The economic environment remained stable in 2013, although uncertainty remains throughout the global economy and the debate over future fiscal policy in the U.S. continues. By traditional measures, it was also a difficult year for the exchange business. After reaching an all-time high in 2009, U.S. cash equity trading volume fell for a fourth consecutive year. For the last six years, trading volume in the U.S. and around the world has been driven by volatility associated with the global financial crisis, rather than the prospects for economic growth. While the economic view may be that the worst of the financial crisis has passed, robust economic growth has yet to develop. Consequently, NASDAQ OMX has intentionally structured its organization to account for the highly cyclical nature of our industry. By diversifying our earnings through the sale of Corporate Solutions, Access Services, Market Technology and Market Data products, and by delivering on cost savings, NASDAQ OMX has been able to provide stable revenues and operating income during these tough conditions. Should 2014 present an equally difficult environment, we believe our organization is positively positioned to compete.

We launched several important initiatives during 2013 that we expect to benefit us during the challenging and competitive economic environment anticipated for 2014. In May 2013, we completed our acquisition of the TR Corporate Solutions businesses, which provide insight, analytics and communications solutions. These complementary businesses are being integrated into our Corporate Solutions business, which is part of our Technology Solutions segment, to create a differentiated client experience through a comprehensive portfolio of technology-driven solutions to more than 10,000 clients worldwide. We continue to leverage the opportunities in our Corporate Solutions and Market Technology businesses by offering new products to our expanding customer base and by strengthening our direct relationships with those customers.

Additionally, in June 2013 we acquired the eSpeed platform, which operates a fully executable central limit order book for electronic trading in benchmark U.S. Treasuries, one of the largest and most liquid cash markets in the world, enabling us to enter new markets with a low-cost platform available to both existing and new clients, while creating additional sales opportunities for both our Market Services and Market Data Products businesses.

During 2013, the U.S. IPO market experienced its best year since the 2008 financial crisis. In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or JOBS Act, which is intended to encourage companies to seek access to public capital through an IPO. While the long-term effects of the bill remain to be seen, the overall increase in IPOs this year compared to 2011 and 2012 may be a positive sign for 2014. We expect the demand for public equity capital from companies experiencing the gradual return of global economic growth and the strong broad market returns during 2013 could support a robust IPO market if these trends continue. Furthermore, an improved outlook for equity investments and the number of private companies seeking capital could positively impact the IPO pipeline in 2014.

During 2014, we expect to confront changes in both the competitive and regulatory environments. In November 2013, ICE completed its acquisition of NYSE Euronext. ICE has also indicated its intent to spin off Euronext via an IPO. In early 2014, BATS merged with Direct Edge, creating a holding company with four equity platforms that currently execute roughly the same amount of volume as NASDAQ OMX’s three U.S. equity platforms. These transactions have the potential to affect the competitive environment we face in both the U.S. and Europe.

European regulators are currently considering a number of new policies affecting the operation and infrastructure of the financial markets. The implementation of EMIR is changing the way we structure and operate the Nordic clearinghouse. We expect the requirements of EMIR to be finalized in 2014. Also, the update to MiFID II is expected to be completed in 2014 with final implementation by 2016. Finally, our clients are confronting significant regulatory changes in both the U.S. and Europe as regulations resulting from legislation in the aftermath of the financial crisis are implemented. We expect global markets to continue to be marked by significant change in 2014, driven primarily by regulatory initiatives in the U.S. and Europe. These policy changes could result in the continued fragmentation of cash equity markets into additional venues, and trading could continue to migrate from exchanges to OTC systems, particularly in the U.S. Conversely, trading in OTC derivatives could begin to move onto exchanges and other execution facilities.

Any further expansion of the global economy in the year ahead may be positive for our business drivers and our operations. We believe that our aggressive steps in meeting our cost, revenue, and technology objectives over the last three years will enable us to benefit from any improving economic conditions in 2014. We will continue to look for opportunities to further diversify our business with enhanced product offerings and/or acquisitions that are complementary to our existing businesses.

Business Segments

Since January 1, 2013, we manage, operate and provide our products and services in four business segments: Market Services, Listing Services, Information Services and Technology Solutions. All prior period segment disclosures have been recast to reflect our change in reportable segments. Certain other prior year amounts have been reclassified to conform to the current year presentation.

Prior to January 1, 2013, we managed, operated and provided our products and services in three business segments: Market Services, Issuer Services and Market Technology.

Our reportable segments are as follows.

Market Services

Our Market Services segment includes our derivative trading and clearing, cash equity trading, fixed income trading, and access and broker services businesses. We offer trading on multiple exchanges and facilities across several asset classes, including derivatives, cash equities, debt, commodities, structured products and ETFs. In addition, in some of the countries where we operate exchanges, we also provide investment firm, clearing, settlement and central depository services. In addition, eSpeed’s electronic benchmark U.S. Treasury brokerage and co-location service businesses are part of our Market Services segment. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements for further discussion.

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We offer capital raising solutions to over 3,300 companies around the globe representing over $8.0 trillion in total market value as of December 31, 2013.

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

Information Services

Our Information Services segment includes our Market Data Products and our Index Licensing and Services businesses.

Our Market Data Products business delivers historical and real-time market data to 2.5 million financial professionals and individual investors globally. In addition, eSpeed’s market data business is part of our Information Services segment. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements for further discussion.

Our Index Licensing and Services business has been creating innovative and transparent indexes since 1971. As of December 31, 2013, there are over 9,000 structured products based on NASDAQ OMX indexes, spanning different geographies and asset classes with almost $1.5 trillion of notional value.

Technology Solutions

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses.

Our Corporate Solutions business provides customer support services, products and programs to customers, including companies listed on our exchanges. Through Corporate Solutions offerings, companies gain access to innovative products and software solutions and services that ease transparency, mitigate risk, improve board efficiency and facilitate better corporate governance. In May 2013, we acquired the TR Corporate Solutions businesses. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements for further discussion. With the acquisition of the TR Corporate Solutions businesses, Corporate Solutions revenues primarily include subscription and transaction-based income from products in the following key areas: Governance, Investor Relations, Multimedia Solutions and Public Relations businesses.

Our Market Technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business is also the sales channel for our complete global offering to other marketplaces.

Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination to markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to smaller African markets. Our solutions can handle a wide array of assets including cash equities, currencies, various interest-bearing securities, commodities, energy products and derivatives. Market Technology also provides governance, risk and compliance software solutions.

Our management allocates resources, assesses performance and manages these businesses as four separate segments. See Note 19, “Business Segments,” to the consolidated financial statements for further discussion.

Sources of Revenues and Cost of Revenues

Market Services Revenues

Derivative Trading and Clearing Revenues

U.S. Derivative Trading and Clearing

U.S. derivative trading and clearing revenues are variable, based on traded and cleared volumes, and recognized when executed or when contacts are cleared. The principal types of derivative contracts traded on our U.S. options exchanges are equity options, ETF options, index options and currency options. In the U.S., we record execution revenues from transactions on a gross basis as revenues and record related expenses as cost of revenues.

For U.S. derivative trading, we credit a portion of the per share execution charge to the market participant that provides the liquidity and record the transaction rebate as a cost of revenues in the Consolidated Statements of Income. These transaction rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our derivative trading and clearing fees. We collect the fees as a pass-through charge from organizations executing eligible trades on our options exchanges and we recognize these amounts in U.S. derivative trading and clearing cost of revenues when incurred. Section 31 fees received are included in cash and cash equivalents in the Consolidated Balance Sheets at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to the SEC in the Consolidated Balance Sheets until paid. Since the amount recorded as revenues is equal to the amount recorded as cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. As we hold the cash received until payment to the SEC, we earn interest income on the related cash balances.

 European Derivative Trading and Clearing

European derivative trading and clearing revenues are variable, based on the volume and value of traded and cleared contracts, and recognized when executed or when contracts are cleared. The principal types of derivative contracts traded and cleared are stock options and futures, index options and futures, international power derivatives, carbon and other commodity products, and fixed-income options and futures. We also generate clearing revenues for OTC traded derivatives for the freight market and seafood derivatives market, interest rate swaps, and resale and repurchase agreements. These clearing revenues are based on the value and length of the contract and are recognized when cleared. In addition, NASDAQ OMX Commodities members are billed an annual fee which is recognized ratably over the following 12-month period.

NASDAQ OMX Commodities and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have any revenue sharing agreements or cost of revenues, such as transaction rebates and brokerage, clearance and exchange fees.

Cash Equity Trading Revenues

U.S. Cash Equity Trading

U.S. cash equity trading revenues are variable, based on individual customer share volumes, and recognized as transactions occur. We charge transaction fees for executing cash equity trades in NASDAQ-listed and other listed securities on our U.S. cash equity exchanges, as well as on orders that are routed to other market venues for execution. Similar to U.S. derivative trading and clearing, we record cash equity trading revenues from transactions on a gross basis as revenues and record related expenses as cost of revenues, as we have certain risk associated with trade execution. For further discussion see “U.S. Derivative Trading and Clearing” above.

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

As discussed under U.S. derivative trading and clearing, we also pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our cash equity trading fees. We collect the fees as a pass-through charge from organizations executing eligible trades on our cash equity platforms and we recognize these amounts in cost of revenues when incurred.

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

Fixed Income Trading Revenues

We operate eSpeed, an electronic trading platform for U.S. Treasuries. The electronic trading platform provides real-time institutional trading of benchmark U.S. Treasury securities. Customer contracts may be on a fixed or variable rate basis. Revenues from customers with a fixed rate basis are recognized ratably over the contract period. Revenues from customers with a variable rate basis are based upon individual customer share volume and are recognized as revenues as the transaction occurs.

Access and Broker Services Revenues

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

Access Services revenues also include revenues from the RTRM solutions we provide to the financial securities market. As a market leader in RTRM, we provide broker-dealers and their clients the ability to manage risk more effectively in real-time, which leads to better utilization of capital as well as improved regulatory compliance. Revenues for these services are primarily based on subscription agreements with customers. Most contracts include professional services, implementation fees, monthly subscription fees from customers accessing on-demand services, and customer support. Implementation fees are recognized upon completion of the implementation. Monthly professional services, subscription, and usage fees are recognized in the month the service is provided.

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

Listing Services Revenues

U.S. Listing Services Revenues

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

European Listing Services Revenues

European listing fees, which are comprised of revenues derived from annual fees received from companies listed on our Nordic and Baltic exchanges and NASDAQ OMX First North, are directly related to the listed companies’ market capitalization on a trailing 12-month basis. These revenues are recognized ratably over the following 12-month period.

Information Services Revenues

Market Data Products Revenues

Market Data Products revenues are earned from U.S. and European proprietary market data products and index data products. In the U.S., we also earn revenues from U.S. tape plans.

 U.S. Market Data Products

We collect and process information and earn revenues as a distributor of our own data and select third-party content. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn sell subscriptions for this information to the public. We earn revenues primarily based on the number of data subscribers and distributors of our data. U.S. Market Data revenues are recognized on a monthly basis. These revenues, which are subscription based, are recorded net of amounts due under revenue sharing arrangements with market participants.

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

European Market Data Products

European Market Data Products revenues are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ OMX Commodities, for the following classes of securities: cash equities, bonds, derivatives and commodities. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data are subscription-based, are generated primarily based on the number of data subscribers and distributors of our data and are recognized on a monthly basis.

Market Data Products Revenue Sharing

The most significant component of Market Data Products revenues presented on a net basis is the UTP Plan revenue sharing in the U.S. All indicators of gross vs. net reporting under U.S. GAAP have been considered in analyzing the appropriate presentation of UTP Plan revenue sharing. However, the following are the primary indicators of net reporting:

•Primary Obligor: We are the Securities Information Processor for the UTP Plan, in addition to being a participant in the UTP Plan. In our unique role as Securities Information Processor, we facilitate the collection and dissemination of revenues on behalf of the UTP Plan participants. As a participant, we share in the net distribution of revenues according to the plan on the same terms as all other plan participants.

•Risk of Loss/Credit Risk: Risk of loss on the revenue is shared equally among plan participants according to the UTP Plan.

•Price Latitude: The operating committee of the UTP Plan, which is comprised of representatives from each of the participants, including us solely in our capacity as a UTP Plan participant, is responsible for setting the level of fees to be paid by distributors and subscribers and taking action in accordance with the provisions of the UTP Plan, subject to SEC approval.

The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have any market data revenue sharing agreements.

Index Data Products

Index Data Products revenues are generated from our NASDAQ OMX indexes and consist of Global Index Data Services, which deliver real time index values throughout the trading day, and Global Index Watch, which delivers weightings and components data, corporate actions and a breadth of additional data. We earn revenues primarily based on the number of data subscribers and distributors of our data. These revenues, which are subscription based, are recognized on a monthly basis.

Index Licensing and Services Revenues

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

Technology Solutions Revenues

Corporate Solutions Revenues

Corporate Solutions revenues primarily include subscription and transaction-based income from our Governance, Investor Relations, Multimedia Solutions and Public Relations businesses. Subscription-based revenues earned by these businesses are recognized ratably over the contract period, generally one to two years in length. As part of the subscription agreements, customers can also be charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. Revenues from transaction-based services, such as webcasting and wire distribution, are recorded as the services are provided and delivered.

Market Technology Revenues

Market Technology provides technology solutions for trading, clearing, settlement surveillance and information dissemination, as well as governance, risk and compliance solutions. Revenues primarily consist of software, license and support revenues, change request and advisory revenues, and software as a service revenues.

For most solutions, we enter into multiple-element sales arrangements to provide technology solutions and services to our customers. In order to recognize revenues associated with each individual element of a multiple-element sales arrangement separately, we are required to establish the existence of vendor specific objective evidence, or VSOE, of fair value for each element. When VSOE for individual elements of an arrangement cannot be established, revenue is generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered.

We also enter into revolving subscription agreements which allow customers to connect to our servers to access certain services. These revenues are recognized ratably over the subscription term.

Software, License and Support

Software, license and support revenues are derived from the system solutions developed and sold by NASDAQ OMX and are generally entered into in multiple-element sales arrangements. After we have developed and sold a system solution, the customer licenses the right to use the software and may require post contract support and other services, such as facility management. Facility management revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management revenues which can be both fixed and volume-based. Revenues for license, support and facility management services are generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered, unless VSOE can be established for each element of the contract. We record the deferral of revenue associated with multiple-element sales arrangements in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other non-current assets in the Consolidated Balance Sheets.

Software, license and support revenues also include delivery project revenues which are derived from the installation phase of the system solutions developed and sold by NASDAQ OMX. The majority of our delivery projects involve individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity. We may customize our software technology and make significant modifications to the software to meet the needs of our customers, and as such, we account for these arrangements under contract accounting. Under contract accounting, when VSOE for valuing certain elements of an arrangement cannot be established, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the post contract support period. We record the deferral of this revenue in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other non-current assets in the Consolidated Balance Sheets.

Change Request and Advisory

Change request and advisory revenues include configuration, customer specific adaptations and modifications of the system solutions sold by NASDAQ OMX after delivery has occurred. Change request and advisory revenues are recognized as revenues when earned.

Software As a Service

Software as a service revenues are derived from subscription based arrangements, where customers pay a fee to access our servers to access certain services. These services include broker compliance solutions targeting brokers throughout the world, as well as governance, risk and compliance services.

NASDAQ OMX’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Listing Services, and Technology Solutions segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Year Ended December 31,
	2013	2012	2011
Market Services
Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	14.8	14.7	16.8
NASDAQ OMX PHLX matched market share	18.2%	21.3%	23.1%
The NASDAQ Options Market matched market share	8.7%	5.5%	4.6%
NASDAQ OMX BX Options Market matched market share	1.0%	0.4%	-
Total market share	27.9%	27.2%	27.7%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average Daily Volume:
Options, futures and fixed-income contracts	408,820	412,841	458,547
Finnish option contracts traded on Eurex	110,286	85,022	99,394
NASDAQ OMX Commodities
Power contracts cleared (TWh)(1)	1,680	1,703	1,747
Cash Equity Trading
NASDAQ securities
Total average daily share volume (in billions)	1.76	1.75	2.02
Matched market share executed on NASDAQ	24.5%	25.6%	27.7%
Matched market share executed on NASDAQ OMX BX	2.5%	2.7%	2.0%
Matched market share executed on NASDAQ OMX PSX	0.7%	1.4%	1.1%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	36.3%	32.3%	30.9%
Total market share(2)	64.0%	62.0%	61.7%
New York Stock Exchange, or NYSE, securities
Total average daily share volume (in billions)	3.37	3.64	4.34
Matched market share executed on NASDAQ	11.7%	12.9%	13.4%
Matched market share executed on NASDAQ OMX BX	2.3%	2.6%	2.2%
Matched market share executed on NASDAQ OMX PSX	0.5%	0.7%	0.7%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	32.6%	29.8%	27.7%
Total market share(2)	47.1%	46.0%	44.0%
NYSE MKT and regional securities
Total average daily share volume (in billions)	1.06	1.05	1.47
Matched market share executed on NASDAQ	13.4%	17.0%	18.7%
Matched market share executed on NASDAQ OMX BX	2.9%	2.8%	1.9%
Matched market share executed on NASDAQ OMX PSX	1.4%	1.9%	1.8%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	31.7%	29.3%	25.9%
Total market share(2)	49.4%	51.0%	48.3%
Total U.S.-listed securities
Total average daily share volume (in billions)	6.19	6.44	7.84
Matched share volume (in billions)	292.9	334.1	419.6
Matched market share executed on NASDAQ	15.6%	17.0%	18.1%
Matched market share executed on NASDAQ OMX BX	2.5%	2.7%	2.1%
Matched market share executed on NASDAQ OMX PSX	0.7%	1.1%	1.0%
Total market share	18.8%	20.8%	21.2%
NASDAQ OMX Nordic and NASDAQ OMX Baltic securities
Average daily number of equity trades	309,967	324,322	370,295
Total average daily value of shares traded (in billions)	$4.3	$3.9	$5.1
Total market share	68.6%	68.7%	73.1%

Listing Services

Initial public offerings
NASDAQ	126	72	78
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	14	6	9
New listings
NASDAQ(3)	239	158	151
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(4)	34	18	34
Number of listed companies
NASDAQ(5)	2,637	2,577	2,680
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	758	754	776
Technology Solutions
Market Technology
Order intake (in millions)(7)	$322	$259	$134
Total order value (in millions)(8)	$655	$546	$458

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

(8) Represents total contract value of signed orders that are yet to be recognized as revenue. Market Technology deferred revenue as discussed in Note 8, “Deferred Revenue,” to the consolidated financial statements, represents cash payments received that are yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total 2013 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,895 million,  41.0% was from our Market Services segment, 12.0% was from our Listing Services segment, 23.3% was from our Information Services segment and 23.7% was from our Technology Solutions segment. Of our total 2012 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,674 million, 45.4% was from our Market Services segment, 13.4% was from our Listing Services segment, 24.2% was from our Information Services segment and 17.0% was from our Technology Solutions segment. Of our total 2011 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,690 million, 47.6% was from our Market Services segment, 14.0% was from our Listing Services segment, 23.1% was from our Information Services segment and 15.3% was from our Technology Solutions segment.

The following table shows our revenues by segment, cost of revenues for our Market Services segment and total revenues less transaction rebates, brokerage, clearance and exchange fees:

	Year Ended December 31,			Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

	(in millions)
Market Services	$2,092	$2,206	$2,553	(5.2)%	(13.6)%
Cost of revenues	(1,316)	(1,446)	(1,748)	(9.0)%	(17.3)%
Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	776	760	805	2.1%	(5.6)%
Listing Services	228	224	236	1.8%	(5.1)%
Information Services	442	406	391	8.9%	3.8%
Technology Solutions	449	284	258	58.1%	10.1%
Total revenues less transaction rebates, brokerage, clearance and exchange fees	$1,895	$1,674	$1,690	13.2%	(0.9)%

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Year Ended December 31,			Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Market Services Revenues:
Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(1)	$467	$458	$471	2.0%	(2.8)%
Cost of revenues:
Transaction rebates	(259)	(250)	(257)	3.6%	(2.7)%
Brokerage, clearance and exchange fees(1)	(33)	(34)	(29)	(2.9)%	17.2%
Total U.S. derivative trading and clearing cost of revenues	(292)	(284)	(286)	2.8%	(0.7)%
U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	175	174	185	0.6%	(5.9)%
European derivative trading and clearing	118	117	128	0.9%	(8.6)%
Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	293	291	313	0.7%	(7.0)%
Cash Equity Trading Revenues:
U.S. cash equity trading(2)	1,129	1,294	1,617	(12.8)%	(20.0)%
Cost of revenues:
Transaction rebates	(743)	(854)	(1,087)	(13.0)%	(21.4)%
Brokerage, clearance and exchange fees(2)	(279)	(308)	(375)	(9.4)%	(17.9)%
Total U.S. cash equity cost of revenues	(1,022)	(1,162)	(1,462)	(12.0)%	(20.5)%
U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	107	132	155	(18.9)%	(14.8)%
European cash equity trading	86	80	95	7.5%	(15.8)%
Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	193	212	250	(9.0)%	(15.2)%
Fixed Income Trading Revenues:
Fixed income trading	37	-	-	#	-
Cost of revenues:
Brokerage, clearance and exchange fees	(2)	-	-	#	-
Total fixed income trading revenues less brokerage, clearance and exchange fees	35	-	-	#	-
Access and Broker Services Revenues	255	257	242	(0.8)%	6.2%
Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$776	$760	$805	2.1%	(5.6)%

#Denotes a variance greater than 100.0%.

(1) Includes Section 31 fees of $27 million in 2013, $32 million in 2012 and $26 million in 2011. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

(2)   Includes Section 31 fees of $243 million in 2013, $277 million in 2012 and $304 million in 2011. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

Market Services

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees increased in 2013 compared with 2012 and decreased in 2012 compared with 2011. The increase in 2013 was primarily due to additional revenues less brokerage, clearance and exchange fees from our fixed income trading business which we acquired in June 2013 and a favorable impact from foreign exchange of $6 million, partially offset by a decline in cash equity trading revenues less brokerage, clearance and exchange fees. The decrease in 2012 was primarily due to a decline in cash equity trading revenues less transaction rebates, brokerage, clearance, and exchange fees, a decline in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees, and an unfavorable impact from foreign exchange of $12 million. Partially offsetting the decrease was an increase in Access Services revenues.

U.S. Derivative Trading and Clearing Revenues

Both the U.S. derivative trading and clearing revenues and revenues less transaction rebates, brokerage, clearance and exchange fees increased in 2013 compared to 2012 and decreased in 2012 compared to 2011. The increases in 2013 were primarily due to an overall increase in our market share due to the mix of our market share between our three U.S. options exchanges and slightly higher industry trading volumes. The increase in U.S. derivative trading revenues was partially offset by a decrease in Section 31 pass-through fee revenue. The decreases in 2012 were primarily due to declines in industry trading volumes and declines in market share on the NASDAQ OMX PHLX market, partially offset by increases in revenue capture per traded contract, increases in market share on the NASDAQ Options Market and the inclusion of the NASDAQ OMX BX Options market, launched in June 2012.

Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $27 million in 2013, $32 million in 2012 and $26 million in 2011. The decrease in 2013 compared to 2012 was primarily due to lower pass-through fee rates. The increase in 2012 compared to 2011 was primarily due to higher pass-through fee rates, partially offset by a decrease in industry trading volumes.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in 2013 compared to 2012 and decreased in 2012 compared with 2011. The increase in 2013 was primarily due to an overall increase in our combined market share and slightly higher industry trading volumes. The decrease in 2012 was primarily due to a decrease in industry trading volumes and a decrease in market share, partially offset by an increase in overall rebate capture rates.

Brokerage, clearance and exchange fees decreased in 2013 compared with 2012 and increased in 2012 compared with 2011. The decrease in 2013 was primarily due to lower Section 31 pass-through fees partially offset by an increase in routing costs. The increase in 2012 was primarily due to an increase in Section 31 pass-through fees.

European Derivative Trading and Clearing Revenues

The following table shows revenues from European derivative trading and clearing:

	Year Ended December 31,			Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
European Derivative Trading and Clearing Revenues:
Options and futures contracts	$45	$44	$55	2.3%	(20.0)%
Energy, carbon and other commodity products	51	46	45	10.9%	2.2%
Fixed-income products	15	22	22	(31.8)%	-
Other revenues and fees	7	5	6	40.0%	(16.7)%
Total European Derivative Trading and Clearing revenues	$118	$117	$128	0.9%	(8.6)%

European derivative trading and clearing revenues increased in 2013 compared with 2012 and decreased in 2012 compared with 2011. The increase in 2013 was primarily due to higher revenues in our energy, carbon and other commodity products primarily due to the acquisition of NOS Clearing in July 2012 and a favorable impact from foreign exchange of $2 million, partially offset by lower revenues on our fixed-income products primarily due to the impact of NLX trading incentives. The decrease in 2012 was primarily due to lower trading activity for index options and futures contracts and an unfavorable impact from foreign exchange of $5 million.

U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees decreased in both 2013 compared to 2012 and 2012 compared with 2011. The decreases were primarily due to declines in industry trading volumes and declines in our matched market share. The 2012 period also includes income of $11 million from open positions relating to the operations of the exchange.

U.S. cash equity trading revenues decreased in both 2013 compared to 2012 and 2012 compared to 2011. The decreases were primarily due to declines in industry trading volumes and our matched market share, and a decrease in Section 31 pass-through fee revenues.

Similar to U.S. derivative trading and clearing, we record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $243 million in 2013, $277 million in 2012 and $304 million in 2011. The decrease in 2013 compared with 2012 was primarily due to lower dollar volume traded on the NASDAQ and NASDAQ OMX BX trading systems and lower pass-through fee rates. The decrease in 2012 compared with 2011 was primarily due to lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems, partially offset by higher pass-through fee rates.

For NASDAQ and NASDAQ OMX PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates decreased in both 2013 compared with 2012 and 2012 compared with 2011 primarily due to a decline in industry trading volumes and our matched market share.

Brokerage, clearance and exchange fees decreased in both 2013 compared to 2012 and 2012 compared with 2011 primarily due to a decrease in Section 31 pass-through fees and a decrease in the amount of volume routed by NASDAQ due to declines in industry trading volumes and our matched market share. Brokerage, clearance and exchange fees in 2012 also include income of $11 million from open positions relating to the operations of the exchange.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges. European cash equity trading revenues increased in 2013 compared to 2012 and decreased in 2012 compared to 2011. The increase in 2013 was primarily due to higher average value of shares traded, higher average pricing and a favorable impact from foreign exchange of $3 million. The decrease in 2012 was primarily due to a decline in trading activity and an unfavorable impact from foreign exchange of $5 million.

Fixed Income Trading Revenues

Fixed income trading revenues less brokerage, clearance and exchange fees includes transaction fees generated from our eSpeed electronic benchmark U.S. Treasury trading platform that was acquired on June 28, 2013. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements for further discussion.

Access and Broker Services Revenues

Access and Broker Services revenues decreased in 2013 compared with 2012 and increased in 2012 compared with 2011. The decrease in 2013 was primarily due to declines in customer demand for network connectivity services, partially offset by increased revenues from the addition of eSpeed hosting revenues and new products. The increase in 2012 was primarily due to increased demand for services and revenues from new products.

LISTING SERVICES

The following table shows revenues from our Listing Services segment:

	Year Ended December 31,			Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

	(in millions)
Listing Services Revenues:
U.S. listing services	$173	$174	$181	(0.6)%	(3.9)%
European listing services	55	50	55	10.0%	(9.1)%
Total Listing Services revenues	$228	$224	$236	1.8%	(5.1)%

Listing Services

Listing Services revenues increased in 2013 compared with 2012 and decreased in 2012 compared with 2011. The increase in 2013 was due to an increase in European listing services revenues resulting from higher market capitalization and a favorable impact from foreign exchange of $2 million. The decrease in 2012 was due to decreases in both U.S. listing services and European listing services revenues. The decrease in U.S. listing services revenues was primarily due to a decrease in annual renewal revenues resulting from a decline in the number of listed companies from 2,680 as of December 31, 2011 to 2,577 as of December 31, 2012. The decrease in European listing services revenues was primarily due to an unfavorable impact from foreign exchange of $3 million, as well as a decrease in the number of listed companies from 776 as of December 31, 2011 to 754 as of December 31, 2012.

INFORMATION SERVICES

The following table shows revenues from our Information Services segment:

	Year Ended December 31,			Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

	(in millions)
Information Services Revenues:
Market Data Product Revenues:
U.S. market data products	$264	$244	$229	8.2%	6.6%
European market data products	77	74	80	4.1%	(7.5)%
Index data products	27	25	24	8.0%	4.2%
Total Market Data Products revenues	368	343	333	7.3%	3.0%
Index Licensing and Services revenues	74	63	58	17.5%	8.6%
Total Information Services revenues	$442	$406	$391	8.9%	3.8%

Information Services

Information Services revenues increased in both 2013 compared with 2012 and 2012 compared with 2011 primarily due to increases in U.S. market data products and Index Licensing and Services revenues.

U.S. Market Data Products Revenues

U.S. market data products revenues increased in both 2013 compared to 2012 and 2012 compared to 2011. The increase in 2013 was primarily due to an increase in audit collections, higher demand for proprietary data products, pricing changes, and an increase in revenues due to the acquisition of eSpeed which was completed on June 28, 2013. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements for further discussion. The increase in 2012 was primarily due to higher customer demand for proprietary data products and pricing changes.

European Market Data Products Revenues

European market data products revenues increased in 2013 compared with 2012 and decreased in 2012 compared with 2011. The increase in 2013 was primarily due to a favorable impact from foreign exchange of $3 million. The decrease in 2012 was primarily due to an unfavorable impact from foreign exchange of $4 million and a decline in user populations.

Index Data Products Revenues

Index data products revenues increased in both 2013 compared with 2012 and 2012 compared with 2011. The increase in 2013 was primarily due to higher audit collections.

Index Licensing and Services Revenues

Index Licensing and Services revenues increased in both 2013 compared with 2012 and 2012 compared with 2011. The increase in 2013 was primarily due to our acquisition of the index business of Mergent, Inc., including Indxis, in December 2012 and an increase in the value of underlying assets associated with NASDAQ OMX-licensed ETFs and other financial products due to product growth and newly executed product licenses. The increase in 2012 was primarily due to an increase in the value of underlying assets associated with NASDAQ OMX-licensed ETFs and other financial products due to product growth and newly executed product licenses, partially offset by lower futures and options volumes.

TECHNOLOGY SOLUTIONS

The following table shows revenues from our Technology Solutions segment:

	Year Ended December 31,			Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

	(in millions)
Technology Solutions Revenues:
Corporate Solutions Revenues:
Governance	$15	$10	$7	50.0%	42.9%
Investor relations	130	40	35	#	14.3%
Multimedia solutions	43	14	13	#	7.7%
Public relations	42	25	20	68.0%	25.0%
Total Corporate Solutions revenues	230	89	75	#	18.7%

Market Technology Revenues:
Software, license and support	152	143	139	6.3%	2.9%
Change request and advisory	38	29	29	31.0%	-
Software as a service	29	23	15	26.1%	53.3%
Total Market Technology revenues	219	195	183	12.3%	6.6%
Total Technology Solutions revenues	$449	$284	$258	58.1%	10.1%

#Denotes a variance greater than 100.0%.

Technology Solutions

Technology Solutions revenues increased in both 2013 compared with 2012 and 2012 compared with 2011 due to increases in both Corporate Solutions revenues and Market Technology revenues. Market Technology revenues included a favorable impact from foreign exchange of $4 million in 2013 and an unfavorable impact from foreign exchange of $6 million in 2012.

Corporate Solutions Revenues

Corporate Solutions revenues increased in both 2013 compared with 2012 and 2012 compared with 2011. The increase in 2013 was primarily due to the acquisition of the TR Corporate Solutions businesses completed on May 31, 2013 and expanding customer utilization of our public relations products. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements for further discussion of our acquisition of the TR Corporate Solutions businesses. The increase in 2012 was primarily due to revenues from expanded customer utilization of our public relations products.

Market Technology Revenues

Software, License and Support Revenues

Software, license and support revenues increased in both 2013 compared with 2012 and 2012 compared with 2011. The increase in 2013 was primarily due to an operational increase of $4 million, primarily due to BWise, which was acquired in May 2012, and a favorable impact from foreign exchange of $5 million.  The increase in 2012 was primarily due to an increase in the recognition of previously deferred delivery project revenues. Delivery project revenues are derived from the system solutions developed and sold by

NASDAQ OMX. Total revenues, as well as costs incurred, are typically deferred until the customization and any significant modifications are completed and are then recognized over the post contract support period.

Change Request and Advisory Revenues

Change request and advisory revenues increased in 2013 compared to 2012 and were flat in 2012 compared with 2011. The increase in 2013 was primarily due to an increase in advisory revenues from BWise, which was acquired in May 2012, and an increase in change requests.

Software As a Service Revenues

Software as a service revenues increased in both 2013 compared to 2012 and 2012 compared with 2011. The increases  were primarily due to an increase in broker compliance revenues reflecting increased customer demand. The increase in 2013 was partially offset by an unfavorable impact from foreign exchange of $2 million.

Total Order Value

As of December 31, 2013, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $655 million. Market Technology deferred revenue, included in the total Technology Solutions deferred revenue of $152 million, represents cash payments received that are yet to be recognized as revenue for these signed orders. See Note 8, “Deferred Revenue,” to the consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value

(in millions)
Fiscal year ended:
2014	$174
2015	162
2016	117
2017	98
2018	56
2019 and thereafter	48
Total	$655

Expenses

Operating Expenses

The following table shows our operating expenses:

	Year Ended December 31,			Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011

	(in millions)
Compensation and benefits	$539	$454	$458	18.7%	(0.9)%
Marketing and advertising	30	26	24	15.4%	8.3%
Depreciation and amortization	122	104	109	17.3%	(4.6)%
Professional and contract services	151	107	91	41.1%	17.6%
Computer operations and data communications	82	60	65	36.7%	(7.7)%
Occupancy	98	93	91	5.4%	2.2%
Regulatory	30	34	35	(11.8)%	(2.9)%
Merger and strategic initiatives	22	4	38	#	(89.5)%
Restructuring charges	9	44	-	(79.5)%	#
General, administrative and other	80	58	83	37.9%	(30.1)%
Voluntary accommodation program	44	-	-	#	-
Total operating expenses	$1,207	$984	$994	22.7%	(1.0)%

#Denotes a variance greater than 100.0%.

Total operating expenses increased $223 million in 2013 compared with 2012 and decreased $10 million in 2012 compared with 2011. The increase in 2013 reflects an operational increase of $214 million and unfavorable impact from foreign exchange of $9 million. The operational increase in 2013 was primarily due to additional overall expense associated with our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013, the voluntary accommodation program expense, higher merger and strategic initiatives expense, and expenses paid with respect to an SEC matter, partially offset by a decrease in restructuring charges. The decrease in 2012 reflects a favorable impact from foreign exchange of $17 million, partially offset by an increase in operating expenses of $7 million. The operational increase of $7 million in 2012 was primarily due to restructuring actions taken during 2012 and an increase in professional and contract services expense, partially offset by decreases in merger and strategic initiatives expense and general, administrative and other expense.

Compensation and benefits expense increased in 2013 compared with 2012 and decreased in 2012 compared with 2011. The increase in 2013 was primarily due to an operational increase of $81 million and an unfavorable impact from foreign exchange of $4 million. The operational increase primarily reflects additional salary expense due to our acquisitions of the TR Corporate Solutions businesses in May 2013, eSpeed in June 2013, BWise in May 2012 and NOS Clearing in July 2012, as well as higher compensation expense reflecting increased financial performance. Partially offsetting these increases were lower salary costs due to workforce reductions of 257 positions across our organization related to restructuring actions beginning in the first quarter of 2012 through the first quarter of 2013. The decrease in 2012 was primarily due to a favorable impact from foreign exchange of $8 million and lower compensation expense reflecting reduced financial performance and restructuring activities, partially offset by an increase in salary expense, primarily due to our acquisitions of Glide Technologies in October 2011, BWise in May 2012 and NOS Clearing in July 2012. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 3,365 employees at December 31, 2013 from 2,506 at December 31, 2012 and increased to 2,506 employees at December 31, 2012 from 2,433 employees at December 31, 2011. The increased headcount in 2013 compared to 2012 was primarily due to our acquisitions of the TR Corporate Solutions businesses and eSpeed. The increase in headcount in 2012 compared to 2011 was primarily due to our acquisitions of BWise and NOS Clearing, partially offset by workforce reductions of 226 positions across our organization related to restructuring actions in 2012. See Note 3, “Restructuring Charges,” to the consolidated financial statements for a discussion of our restructuring charges incurred in 2012.

Marketing and advertising expense increased in both 2013 compared with 2012 and 2012 compared with 2011. The increase in 2013 was primarily due to increased advertising on behalf of new issuers and the increase in 2012 was primarily due to increased advertising primarily featuring listed issuers.

Depreciation and amortization expense increased in 2013 compared with 2012 and decreased in 2012 compared with 2011. The increase in 2013 was primarily due to additional amortization expense associated with acquired intangible assets, primarily relating to our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013, as well as increased depreciation expense associated with technology assets placed in service in 2013. The decrease in 2012 was primarily due to the write-off of certain acquired intangible assets associated with technology ($19 million), customer relationships ($6 million), and a certain trade name ($3 million), the write-off and disposal of leasehold improvements, asset impairments related to restructuring activities, primarily consisting of fixed assets and capitalized software which have been retired, and a favorable impact from foreign exchange of $2 million, partially offset by additional depreciation and amortization expense as a result of our acquisitions, primarily BWise in May 2012.

Professional and contract services expense increased in both 2013 compared with 2012 and 2012 compared with 2011. The increase in 2013 was primarily due to revenue-related costs incurred as a result of our acquisition of the TR Corporate Solutions businesses, costs incurred for special legal expenses, and the launch of new initiatives.  The revenue-related costs are primarily due to the production and delivery of webcast events as well as other events and services. The increase in 2012 was primarily due to costs incurred for special legal expenses, as well as incremental spending for professional and contract services, partially offset by a favorable impact from foreign exchange of $2 million.

Computer operations and data communications expense increased in 2013 compared with 2012 and decreased in 2012 compared with 2011. The increase in 2013 was primarily due to additional expense as a result of our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013, as well as higher communication line costs. The decrease in 2012 was primarily due to a value added tax, or VAT, refund relating to prior periods and a favorable impact from foreign exchange of $1 million, partially offset by additional computer operations and data communications expense as a result of our acquisitions, primarily Glide Technologies in October 2011 and BWise in May 2012.

Occupancy expense increased in both 2013 compared with 2012 and 2012 compared with 2011. The increase in 2013 was primarily due to additional costs related to our acquisition of the TR Corporate Solutions businesses. The increase in 2012 was primarily due to additional occupancy expense as a result of our acquisitions, primarily BWise in May 2012, as well as a $3 million sublease loss reserve charge on space we currently occupy due to an increase in net rental costs, partially offset by a favorable impact from foreign exchange of $1 million.

Merger and strategic initiatives expense was $22 million in 2013 compared with $4 million in 2012 and $38 million in 2011. Merger and strategic initiatives expense for 2013 primarily related to our acquisitions of the TR Corporate Solutions businesses and eSpeed, partially offset by a credit of $23 million associated with a receivable under a tax sharing agreement with an unrelated party and the remeasurement of a contingent purchase price liability related to the BWise acquisition due to changes in the anticipated performance of BWise. Merger and strategic initiatives expense for 2012 primarily related to our agreement with Thomson Reuters to acquire its Investor Relations, Public Relations and Multimedia Solutions businesses and costs related to other acquisitions and strategic initiatives, partially offset by a gain on our acquisition of NOS Clearing in July 2012. Merger and strategic initiatives expense for 2011 primarily related to costs incurred for advisors, bank commitment fees, legal and other professional services related to our joint proposal to acquire NYSE Euronext, as well as costs related to our acquisition of Glide Technologies in October 2011.

Restructuring charges were $9 million in 2013 and $44 million in 2012. Our restructuring program was completed in the first quarter of 2013. See Note 3, “Restructuring Charges,” to the consolidated financial statements for a discussion of our restructuring charges recorded during 2013 and 2012.

General, administrative and other expense increased in 2013 compared with 2012 and decreased in 2012 compared with 2011. The increase in 2013 was primarily due to expenses paid with respect to an SEC matter of $10 million, additional expenses related to the acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013, the launch of new initiatives, and an unfavorable impact from foreign exchange of $3 million.  For further discussion of the SEC matter, see “Litigation,” of Note 18, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements. The decrease in 2012 was primarily due to a pre-tax charge recorded in 2011 of $25 million related to the write-off of a portion of the unamortized balance of debt issuance costs and debt discount related to the repayment of $335 million of the aggregate principal amount outstanding of our 2.50% convertible senior notes due August 15, 2013, or the 2013 Convertible Notes, that was completed in October 2011, and a pre-tax charge of $6 million recorded in 2011 related to the write-off of the remaining unamortized balance of debt issuance costs related to our $700 million senior unsecured term loan facility that was repaid in September 2011. General, administrative and other expense included a favorable impact from foreign exchange of $3 million in 2012.

Voluntary accommodation program expense of $44 million in 2013 relates to the one-time program for voluntary accommodations to qualifying members of up to $62 million, for which a liability was recorded as the program was approved by the SEC in March 2013. This program expanded the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012. In October 2013, NASDAQ OMX announced the completion of initial review by The Market Regulation Department of FINRA of all claims submitted by qualifying members. Thereafter, NASDAQ OMX informed claimants that FINRA would be conducting additional analysis with regard to one category of claims. Upon the completion of this additional analysis, the total value of valid submitted claims was determined to be $44 million. NASDAQ OMX submitted to the SEC a filing that provided a report on the administration of the voluntary accommodation program. After the filing became effective, our liability was reduced to $44 million and payment of valid claims totaling $44 million was made in the fourth quarter of 2013.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Year Ended December 31,			Percentage Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in millions)
Interest income	$9	$10	$11	(10.0)%	(9.1)%
Interest expense	(111)	(97)	(119)	14.4%	(18.5)%
Net interest expense	(102)	(87)	(108)	17.2%	(19.4)%
Gain on sale of investment security	30	-	-	#	-
Asset impairment charges	(14)	(40)	(18)	(65.0)%	#
Dividend and investment income	-	-	1	-	#
Loss on divestiture of business	-	(14)	-	#	#
Net income (loss) from unconsolidated investees	(2)	(1)	2	#	#
Total non-operating expenses	$(88)	$(142)	$(123)	(38.0)%	15.4%

#Denotes a variance equal to or greater than 100.0%.

Total non-operating expenses were $88 million in 2013 compared with $142 million in 2012 and $123 million in 2011. Total non-operating expenses for 2013 primarily include net interest expense of $102 million and asset impairment charges of $14 million, partially offset by a gain on the sale of our available-for-sale investment security in DFM of $30 million. Total non-operating expenses for 2012 primarily include net interest expense of $87 million, asset impairment charges of $40 million and a loss on divestiture of business of $14 million. Total non-operating expenses for 2011 primarily include net interest expense of $108 million and an impairment charge of $18 million on our available-for-sale investment security in DFM.

Interest Income

Interest income decreased in both 2013 compared with 2012 and 2012 compared with 2011. The decreases were primarily due decreases in cash and cash equivalents.

Interest Expense

Interest expense for 2013 was $111 million, and was comprised of $101 million of interest expense, $3 million of non-cash expense associated with accretion of debt discounts, $3 million of non-cash debt issuance amortization expense, and $4 million of other bank and investment-related fees. Interest expense increased in 2013 compared with 2012 primarily due to the issuance of the 2021 Notes in June 2013.

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

Gain on Sale of Investment Security

In the fourth quarter of 2013, we sold an available-for-sale investment security for $48 million and recorded a gain on the sale of $30 million, which is net of costs directly related to the sale, primarily broker fees.

Asset Impairment Charges

Asset impairment charges of $14 million in 2013 relate to non-cash intangible asset impairment charges related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($7 million). See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Purchased Intangible Assets,” to the consolidated financial statements for further discussion.

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

Loss on Divestiture of Businesses

In August 2012, we sold IDCG and recorded a loss of $14 million. See “2012 Divestiture,” of Note 4, “Acquisitions and Divestiture,” for further discussion.

Net Income (Loss) from Unconsolidated Investees

Net loss from unconsolidated investees of $2 million in 2013 and $1 million in 2012 and net income from consolidated investees of $2 million in 2011 was related to our share in the earnings and losses of our equity method investments.

Tax Matters

NASDAQ OMX’s income tax provision was $216 million in 2013 compared with $199 million in 2012 and $190 million in 2011. The overall effective tax rate was 36.0% in 2013, 36.3% in 2012 and 33.2% in 2011.  The lower effective tax rate in 2013 when compared to 2012 was primarily due to a reversal of a valuation allowance associated with our available-for-sale investment security in DFM, a shift in the geographic mix of earnings and losses, and a reduction in the tax rate in Sweden. In 2013, we also recorded a lower increase in tax expense associated with deferred tax assets and liabilities due to the impact of changes in tax rates in various jurisdictions within the U.S. and outside the U.S., compared to the impact recorded in 2012. Partially offsetting the decrease in tax expense is the derecognition of a previously recognized tax benefit as a result of new information received in 2013, as well as expenses associated with investments in certain jurisdictions for which we are not able to recognize a tax benefit. The higher effective tax rate in 2012 when compared to 2011 was primarily due to the impact to deferred tax assets and deferred tax liabilities resulting from changes in tax rates in various jurisdictions within the U.S. and outside the U.S., adjustments related to our 2005 – 2011 tax return liabilities which resulted in an increase to the tax provision and a shift in the geographic mix of earnings and losses. These increases are partially offset by a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which are not reflected in pre-tax earnings.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2010 are currently under audit by the Internal Revenue Service and we are subject to examination for 2011 and 2012. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2010 and we are subject to examination for 2011 and 2012. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2006 through 2012. We anticipate that the amount of unrecognized tax benefits at December 31, 2013 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

 In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position for years 2009 through 2011, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. NASDAQ OMX has appealed the ruling by the Finnish Appeals Board to the Finnish Administrative Court. Through December 31, 2013, we have recorded tax benefits of $18 million associated with this filing position. Of this amount we have paid $12 million to the Finnish tax authorities. We have also paid $11 million in interest and penalties. In 2014 we will pay $6 million which represents the benefit taken in 2013. We expect the Finnish Administrative Court to agree with our position and, if so, NASDAQ OMX will receive a refund of $29 million.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Since the new legislation is unclear with regards to our ability to continue to claim such interest deductions, NASDAQ OMX has filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings. Since January 1, 2013, we have recorded tax benefits of $16 million, or $0.09 per diluted share, related to this matter. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

In December 2012, the Swedish Tax Agency approved our 2010 amended value added tax, or VAT, tax return and we received a cash refund for the amount claimed. In 2013, we filed VAT tax returns for 2011 and 2012 and utilized the same approach which was approved for the 2010 filing. However, even though the VAT return position was previously reviewed and approved by the Swedish Tax Agency, we were informed by the Swedish Tax Agency that our VAT refund claims for 2011 and 2012 are not valid. However, they will not seek reimbursement of the 2010 refund. We will appeal the finding by the Swedish Tax Agency. Through December 31, 2013, we have recorded benefits of $14 million associated with this position.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $1 million in 2013, $3 million in 2012 and $4 million in 2011. The losses in 2012 and 2011 were primarily attributable to noncontrolling interests in IDCG.

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

Non-GAAP adjustments for the year ended December 31, 2013 primarily related to the following:

(i) voluntary accommodation program expense of $44 million, (ii) gain on sale of investment security of $30 million related to the sale of our available-for-sale investment security in DFM, (iii) merger and strategic initiatives costs of $22 million reflecting $45 million of merger and strategic initiative costs primarily associated with our acquisitions of eSpeed and the TR Corporate Solutions businesses, partially offset by a credit of $23 million associated with a receivable under a tax sharing agreement with an unrelated party - this credit is offset in item (viii) below, (iv) expenses paid with respect to an SEC matter of $10 million - for further discussion of the SEC matter, see “Litigation,” of Note 18, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements, (v) asset impairment charges of $14 million related to certain acquired intangible assets associated with customer relationships and a certain trade name, (vi) restructuring charges of $9 million - for further discussion, see Note 3, “Restructuring Charges,” to the consolidated financial statements, (vii) special legal expense of $3 million, (viii) adjustment to the income tax provision of $17 million to reflect these non-GAAP adjustments, and (ix) significant tax adjustments, net of $8 million due to the derecognition of a previously recognized tax benefit and an increase in net deferred tax liabilities resulting from changes in tax rates in various jurisdictions.

Non-GAAP adjustments for the year ended December 31, 2012 primarily related to the following:

(i) income from open positions relating to the operations of the exchange of $11 million, (ii) merger and strategic initiatives costs of $4 million related to recent acquisitions and other strategic initiatives, net of gain on acquisition of NOS Clearing, (iii) loss on divestiture of business of $14 million related to the sale of IDCG, (iv) asset impairment charges of $40 million related to certain acquired intangible assets totaling $28 million as well as an other-than-temporary impairment charge related to our equity method interest in EMCF of $12 million, (v) restructuring charges of $44 million related to workforce reductions of $23 million, facilities-related charges of $10 million, asset impairment charges of $9 million and $2 million of other charges, (vi) special legal expense of $7 million, (vii) adjustment to the income tax provision of $32 million to reflect these non-GAAP adjustments, and (viii) significant tax adjustments, net of $14 million due to the impact to deferred tax assets and deferred tax liabilities resulting from changes in tax rates in various jurisdictions within the U.S. and outside the U.S., adjustments related to our 2005—2011 tax return liabilities which resulted in an increase to the tax provision, partially offset by a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which are not reflected in pre-tax earnings.

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

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Year Ended December 31, 2013		Year Ended December 31, 2012		Year Ended December 31, 2011
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$385	$2.25	$352	$2.04	$387	$2.15
Non-GAAP adjustments:
Income from open positions relating to the operations of the exchange	-	-	(11)	(0.06)	-	-
Voluntary accommodation program	44	0.26	-	-	-	-
Gain on sale of investment security	(30)	(0.18)
Merger and strategic initiatives	22	0.13	4	0.02	38	0.21
SEC matter	10	0.06	-	-	-	-
Loss on divestiture of business	-	-	14	0.08	-	-
Asset impairment charges	14	0.08	40	0.23	18	0.10
Restructuring charges	9	0.05	44	0.26	-	-
Special legal expense	3	0.02	7	0.04	-	-
Extinguishment of debt	-	-	-	-	31	0.17
Other	(3)	(0.02)	-	-	4	0.03
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(17)	(0.10)	(32)	(0.19)	(28)	(0.16)
Significant tax adjustments, net	8	0.05	14	0.08	5	0.03
Total non-GAAP adjustments, net of tax	60	0.35	80	0.46	68	0.38
Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$445	$2.60	$432	$2.50	$455	$2.53
Weighted-average common shares outstanding for diluted earnings per share		171,266,146		172,587,870		180,011,247

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

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock in the capital markets and by issuing debt obligations. In June 2013, NASDAQ OMX issued the 2021 Notes. We used the majority of the net proceeds from the offering of the 2021 Notes to fund the cash consideration payable by us for the acquisition of eSpeed and related expenses. We used the remaining proceeds from the 2021 Notes for general corporate purposes. As part of the acquisition of eSpeed, NASDAQ OMX has contingent future obligations to issue 992,247 shares of NASDAQ OMX common stock annually approximating certain tax benefits associated with the transaction of $484 million. Such contingent future issuances of NASDAQ OMX common stock will be paid ratably through 2027 if NASDAQ OMX achieves a designated revenue target in each such year. The contingent future issuances of NASDAQ OMX common stock are subject to anti-dilution protections and acceleration upon certain events.

In addition to these cash sources, we have a $750 million revolving credit commitment (including a swingline facility and letter of credit facility) under our senior unsecured five-year credit facility. In May 2013, we borrowed $50 million under the revolving credit commitment. We used cash on hand and a drawdown from the revolving credit commitment to fund the acquisition of the TR Corporate Solutions businesses and related expenses. In the third quarter of 2013, we borrowed an additional $70 million under the revolving credit commitment and used the proceeds and cash on hand to pay down our 2013 Convertible Notes that matured in August 2013. In 2013, we repaid $151 million of the revolving credit commitment. As of December 31, 2013, availability under the revolving credit commitment was $655 million. See “2011 Credit Facility,” of Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion. For further discussion of our acquisitions of eSpeed and the TR Corporate Solutions businesses, see “Acquisition of eSpeed for Trading of U.S. Treasuries,” and “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements.

In the near term, we expect that our operations will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends. Working capital (calculated as current assets less current liabilities) was $363 million at December 31, 2013, compared with $474 million at December 31, 2012, a decrease of $111 million primarily due to a decline in cash and cash equivalents and financial investments at fair value.

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

Financial Assets

The following table summarizes our financial assets:

	December 31, 2013	December 31, 2012
	(in millions)
Cash and cash equivalents	$425	$497
Restricted cash	84	85
Non-current restricted cash	-	25
Financial investments, at fair value	162	223
Total financial assets	$671	$830

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of December 31, 2013, our cash and cash equivalents of $425 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of December 31, 2013 decreased $72 million from December 31, 2012 primarily due to net cash used in investing activities, partially offset by net cash provided by operating activities and financing activities. See “Cash Flow Analysis” below for further discussion.

Current restricted cash, which was $84 million as of December 31, 2013 and $85 million as of December 31, 2012, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Consolidated Balance Sheets. As of December 31, 2013 and December 31, 2012, current restricted cash primarily includes cash held for regulatory purposes at NASDAQ OMX Stockholm and NOS Clearing. Non-current restricted cash of $25 million at December 31, 2012 was segregated for NASDAQ OMX Commodities Clearing Company, or NOCC, to improve its liquidity position and was not available for general use. As a  result of a strategic alliance with Natural Gas Exchange Inc., or NGX, this cash was no longer needed for liquidity purposes and was released from NOCC. See Note 16, “Clearing Operations,” to the consolidated financial statements for further discussion.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $186 million as of December 31, 2013 and $198 million as of December 31, 2012. The remaining balance held in the U.S. totaled $239 million as of December 31, 2013 and $299 million as of December 31, 2012.

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

During 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of December 31, 2013, the remaining amount for share repurchases under the program authorized in the third quarter of 2012 was $215 million.

Cash Dividends on Common Stock

In 2013, we paid quarterly cash dividends of $0.13 per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 13, “NASDAQ OMX Stockholders’ Equity,” to the consolidated financial statements for further discussion of the dividends.

In January 2014, the board of directors declared a regular quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend is payable on March 28, 2014 to shareholders of record at the close of business on March 14, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $162 million as of December 31, 2013 and $223 million as of December 31, 2012 and are primarily comprised of trading securities, mainly Swedish government debt securities. Of these securities, $140  million as of December 31, 2013 and $134 million as of December 31, 2012 are assets utilized to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. At December 31, 2012 this balance also included our available-for-sale investment security in DFM valued at $22 million. In the fourth quarter of 2013, we sold this investment security and recognized a gain on the sale of $30 million, which is included in gain on sale of investment security in the Consolidated Statements of Income for the year ended December 31, 2013.   The $30 million gain represents cash proceeds received of $48 million less the adjusted cost basis of $18 million. See Note 6, “Investments,” to the consolidated financial statements for further discussion of our trading securities and available-for-sale investment security.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	December 31, 2013	December 31, 2012

		(in millions)
2.50% convertible senior notes	Repaid August 2013	$-	$91
4.00% senior unsecured notes (net of discount)	January 2015	400	399
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility	September 2016	349	394
$750 million revolving credit commitment	September 2016	95	126
5.25% senior unsecured notes (net of discount)	January 2018	368	368
5.55% senior unsecured notes (net of discount)	January 2020	598	598
3.875% senior unsecured notes (net of discount)	June 2021	824	-
Total debt obligations		2,634	1,976
Less current portion		(45)	(136)
Total long-term debt obligations		$2,589	$1,840

In addition to the $750 million revolving credit commitment, we also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At December 31, 2013, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $312 million ($219 million in available liquidity and $93 million to satisfy regulatory requirements), of which $11 million was utilized. At December 31, 2012, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

At December 31, 2013, we were in compliance with the covenants of all of our debt obligations.

See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for our clearing operations for NASDAQ OMX Nordic Clearing and NOS Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At December 31, 2013, our required regulatory capital consisted of $94 million of Swedish government debt securities, that are included in financial investments, at fair value in the Consolidated Balance Sheets and $68 million of cash that is included in restricted cash in the Consolidated Balance Sheets.

In addition, we have available credit facilities of $93 million which can be utilized to satisfy our regulatory capital requirements. See “Debt Obligations” above for further discussion.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services,  NASDAQ Options Services and Execution Access, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At December 31, 2013, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $15.7 million, or $15.4 million in excess of the minimum amount required. At December 31, 2013, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $3.5 million, or $3.2 million in excess of the minimum amount required. At December 31, 2013, Execution Access was required to maintain minimum net capital of $0.8 million and had total net capital of $43.2 million, or $42.4 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Year Ended December 31,
	2013	2012	Percentage Change

	(in millions)
Net cash provided by (used in):
Operating activities	$574	$594	(3.4)%
Investing activities	(1,189)	(128)	#
Financing activities	547	(485)	#
Effect of exchange rate changes on cash and cash equivalents	(4)	10	#
Net decrease in cash and cash equivalents	(72)	(9)	#
Cash and cash equivalents at the beginning of period	497	506	(1.8)%
Cash and cash equivalents at the end of period	$425	$497	(14.5)%

#Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the year ended December 31, 2013:

•Net income of $384 million, plus:

•  Items to reconcile net income to cash provided by operating activities of $177 million comprised primarily of $122 million of depreciation and amortization expense, $47 million of share-based compensation expense, deferred income taxes of $28 million and $14 million of asset retirements and impairment charges, partially offset by gain on sale of investment security of $30 million and excess tax benefits related to share-based compensation of $16 million.

•Increase in accounts payable and accrued expenses of $51 million primarily due to recent acquisitions, the timing of payments and an increase in interest payable related to our debt obligations.

•Increase in accrued personnel costs of $39 million primarily due to our 2013 incentive compensation accrual and an increase in employee headcount, partially offset by the payment of our 2012 incentive compensation in the first quarter of 2013.

Partially offset by a:

•Increase in accounts receivable, net of $55 million primarily due to recent acquisitions and the timing of collections and activity.

•Decrease in Section 31 fees payable to the SEC of $15 million primarily due to a decrease in Section 31 fee rates.

The following items impacted our net cash provided by operating activities for the year ended December 31, 2012:

•Net income of $349 million, plus:

•  Items to reconcile net income to cash provided by operating activities of $251 million comprised primarily of $104 million of depreciation and amortization expense, $46 million of share-based compensation expense, $40 million related to asset retirements and impairment charges, $16 million of restructuring charges, deferred income taxes of $16 million, and a loss on divestiture of business of $14 million.

•Decrease in other assets of $71 million primarily due to the release of restricted cash resulting from the sale of IDCG.

Partially offset by a:

•Increase in receivables, net of $30 million primarily due to an increase in receivables across multiple businesses relating to timing of collections and activity, partially offset by a decrease in income tax receivables.

•Decrease in accrued personnel costs of $27 million primarily due to the payment of our 2011 incentive compensation in the first quarter of 2012, partially offset by the 2012 accrual.

•Decrease in other liabilities of $17 million primarily reflecting the release of escrow amounts related to certain acquisitions and the utilization of sublease reserve balances.

•Decrease in Section 31 fees payable to the SEC of $9 million primarily due to lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems, partially offset by higher Section 31 fee rates in 2012.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2013 primarily consisted of cash utilized to fund the acquisitions of eSpeed and the TR Corporate Solutions businesses, purchases of trading securities, purchases of property and equipment, and cash paid for equity and cost method investments, partially offset by proceeds from sales and redemptions of trading securities and proceeds from the sale of our available-for-sale investment security.

Net cash used in investing activities for the year ended December 31, 2012 primarily consisted of purchases of trading securities, cash used for acquisitions and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the year ended December 31, 2013 primarily consisted of proceeds of $895 million received from the issuance of the 2021 Notes and a partial utilization under our revolving credit commitment, partially offset by payments of debt obligation totaling $289 million consisting of repayment of our 2013 Convertible Notes totaling $93 million, repayment of $151 million on our revolving credit commitment and required quarterly principal payments totaling $45 million made on our $450 million funded term loan, or the 2016 Term Loan, and $87 million related to cash dividends paid on our common stock.

Net cash used in financing activities for the year ended December 31, 2012 primarily consisted of $275 million of cash used in connection with our share repurchase programs, repayment of debt obligations of $145 million consisting of an optional prepayment of $100 million on our revolving credit commitment and required quarterly principal payments totaling $45 million on the 2016 Term Loan, and $65 million related to cash dividends paid on our common stock.

For further discussion of our acquisitions, see Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements. For further discussion of our debt obligations, see Note 9, “Debt Obligations,” to the consolidated financial statements. For further discussion of our share repurchase program, see “Share Repurchase Program,” of Note 13, “NASDAQ OMX Stockholders’ Equity,” to the consolidated financial statements.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in millions)
Debt obligations by contract maturity(1)	$3,239	$152	$986	$530	$1,571
Minimum rental commitments under non-cancelable operating leases, net(2)	450	78	149	84	139
Other obligations(3)	33	18	15	-	-
Total	$3,722	$248	$1,150	$614	$1,710

(1)Our debt obligations include both principal and interest obligations. At December 31, 2013, an interest rate of 1.54% was used to compute the amount of the contractual obligations for interest on the 2016 Term Loan and an interest rate of 1.34% was used to compute the amount of the contractual obligations for interest on our revolving credit commitment. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at December 31, 2013. See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

(2)We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)In connection with our acquisitions of FTEN, Glide Technologies and the index business of Mergent, Inc., including Indxis, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. At December 31, 2013, these agreements provide for future payments of $12 million and are included in other current liabilities in the Consolidated Balance Sheets. In addition, other obligations include future transition service agreement payments associated with the acquisition of the TR Corporate Solutions businesses and estimated amounts related to the purchase of the remaining 28% ownership interest in BWise.

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

Margin Deposits Received for Clearing Operations

NASDAQ OMX Nordic Clearing and NOS Clearing

NASDAQ OMX Nordic Clearing and NOS Clearing each require all clearing members to provide collateral, which may consist of cash and eligible securities, in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. Pledged collateral is maintained at a third-party custodian bank or deposit bank account for the benefit of the clearing members and is immediately accessible by NASDAQ OMX Nordic Clearing or NOS Clearing in the event of default. The pledged margin deposits are not recorded in our Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Clearing member pledged collateral related to our clearing operations was $9.5 billion as of December 31, 2013 and $6.7 billion as of December 31, 2012. In April 2013, NASDAQ OMX Nordic Clearing implemented a new collateral management process. With the implementation of this collateral management process, NASDAQ OMX Nordic Clearing now maintains and manages all cash deposits related to margin collateral and records these cash deposits in default funds and margin deposits in the Consolidated Balance Sheets as both a current asset and current liability. The collateral procedures related to eligible pledged assets remain the same.

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

U.S. Clearing

In the third quarter of 2013, NOCC entered into a strategic alliance with NGX. Together NGX and NOCC provide a solution for transacting in physical energy in the U.S. NGX offers trading and clearing services for the alliance and NOCC contributes account management, product development, and scheduling resources. Since NGX is now the counterparty to all transactions and clearing arrangements, NOCC transferred all positions to NGX, returned collateral to customers, terminated its letters of credit from banks, and cancelled all contracts with customers.

Prior to the alliance with NGX, NOCC, through riskless principal trading and clearing, was the legal counterparty for each customer position traded and NOCC thereby guaranteed the fulfillment of each of its customer’s transactions.

Market participants at NOCC were required to meet certain minimum financial standards to mitigate the risk that they became unable to satisfy their obligations and provided collateral to cover the daily margin call as needed. Customer pledged cash collateral held by NOCC, which was $33 million at December 31, 2012, was included in default funds and margin deposits as both a current asset and current liability in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belonged to NOCC.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by clearing members discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. Financial guarantees issued to us totaled $20 million at December 31, 2013 and $7 million at December 31, 2012. At December 31, 2013, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $312 million ($219 million in available liquidity and $93 million to satisfy regulatory requirements), $11 million of which was utilized. At December 31, 2012, these facilities totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

Execution Access has a clearing arrangement with Cantor Fitzgerald. As of December 31, 2013, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our consolidated balance sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $16 million as of December 31, 2013 and $18 million at December 31, 2012. These guarantees primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $2 million as of December 31, 2013 and $5 million at December 31, 2012 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for the above guarantees.

In connection with the launch of NASDAQ OMX NLX,  we have entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since these payments are not currently probable and the amount cannot be quantified as of December 31, 2013, no contingent liability is recorded in the Consolidated Balance Sheets for these payments.

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

Interest Rate Risk

The following table summarizes our financial assets and liabilities that are subject to interest rate risk as of December 31, 2013:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100bp adverse shift in interest rate(2)

	(in millions)
Floating rate positions(3)	$2,592	$2,405	$3
Fixed rate positions(4)	40	2,195	-

(1)  Represents total contractual debt obligations and amounts related to default fund contributions and margin deposits.

(2)  Annualized impact of a 100 basis point parallel adverse shift in the yield curve.

(3)  Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.

(4)  Financial assets primarily consist of Swedish government debt securities, which are classified as trading investment securities, with an average duration of 1.3 years.

We are exposed to cash flow risk on floating rate financial assets of $2,592 million and financial liabilities of $2,405 million at December 31, 2013. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on December 31, 2013 positions, each 1.0% adverse change in interest rate would impact annual pre-tax income by $3 million related to our floating rate positions.

We are exposed to price risk on our fixed rate financial assets, which totaled $40 million at December 31, 2013 and have an average duration of 1.3 years. The net effect of a parallel shift of 1.0% of the interest rate curve, taking into account the change in fair value and the increase in interest income, would have an immaterial impact on annual pre-tax income related to our fixed rate positions.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency translation risk. For the year ended December 31, 2013, approximately 34.8% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 29.0% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone, Danish Krone and British Pound. For the year ended December 31, 2012, approximately 34.8% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 26.5% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone and Danish Krone.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the years ended December 31, 2013 and 2012 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	British Pound	Other Foreign Currencies

	(in millions, except currency rate)
Twelve months ended December 31, 2013
Average foreign currency rate to the U.S. dollar	0.1536	1.3285	0.1703	0.1781	1.5647	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	20.1%	4.3%	2.7%	2.5%	1.7%	3.5%
Percentage of operating income	19.9%	3.7%	4.3%	4.6%	(2.6)%	(0.9)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(38)	$(8)	$(5)	$(5)	$(3)	$(7)
Impact of a 10% adverse currency fluctuation on operating income	$(14)	$(2)	$(3)	$(3)	$(2)	$(1)

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	Other Foreign Currencies
Twelve months ended December 31, 2012
Average foreign currency rate to the U.S. dollar	0.1478	1.2864	0.1720	0.1728	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	21.8%	4.0%	2.8%	2.5%	3.7%
Percentage of operating income	20.2%	4.2%	3.3%	3.6%	(4.8)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(36)	$(7)	$(5)	$(4)	$(6)
Impact of a 10% adverse currency fluctuation on operating income	$(14)	$(3)	$(2)	$(8)	$(9)

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

Our primary exposure to net assets in foreign currencies as of December 31, 2013 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation

	(in millions)
Swedish Krona(1)	$4,272	$(427)
Norwegian Krone	297	(30)
British Pound(1)	171	(17)
Euro	160	(16)
Australian Dollar	98	(10)

(1)   Includes goodwill of $3,510 million and intangible assets, net of $1,063 million.

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

Our subsidiaries Nasdaq Execution Services and NASDAQ Options Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the routing services they provide for our trading customers. System trades in cash equities routed to other market centers for members of our cash equity exchanges are routed by Nasdaq Execution Services for clearing to the National Securities Clearing Corporation, or NSCC. In this function, Nasdaq Execution Services is to be neutral by the end of the trading day, but may be exposed to intraday risk if a trade extends beyond the trading day and into the next day, thereby leaving Nasdaq Execution Services susceptible to counterparty risk in the period between accepting the trade and routing it to the clearinghouse. In this interim period, Nasdaq Execution Services is not novating like a clearing broker but instead is subject to the short-term risk of counterparty failure before the clearinghouse enters the transaction. Once the clearinghouse officially accepts the trade for novation, Nasdaq Execution Services is legally removed from risk. System trades in derivative contracts for the opening and closing cross and trades routed to other market centers are cleared by NASDAQ Options Services, as a member of the OCC. For these trades, novation is done at the end of the trading day, and settlement is complete by 10:00 am on the following day.

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

Execution Access has a clearing arrangement with Cantor Fitzgerald. As of December 31, 2013, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties will be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Listing Services Revenues

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

Technology Solutions Revenues

Market Technology Revenues

Revenues primarily consist of software, license and support revenues, change request and advisory revenues, and software as a service revenues.

For most solutions, we enter into multiple-element sales arrangements to provide technology solutions and services to our customers. In order to recognize revenues associated with each individual element of a multiple-element sales arrangement separately, we are required to establish the existence of VSOE of fair value for each element. When VSOE for individual elements of an arrangement cannot be established, revenue is generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered.

We also enter into revolving subscription agreements which allow customers to connect to our servers to access certain services. These revenues are recognized ratably over the subscription term.

Software, license and support revenues are derived from the system solutions developed and sold by NASDAQ OMX that are generally entered into in multiple-element sales arrangements. After we have developed and sold a system solution, the customer licenses the right to use the software and may require post contract support and other services, such as facility management. Facility management revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management revenues which can be both fixed and volume-based. Revenues for license, support and facility management services are generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered, unless VSOE can be established for each element of the contract. We record the deferral of revenue associated with multiple-element sales arrangements in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other non-current assets in the Consolidated Balance Sheets.

Software, license and support revenues also include delivery project revenues which are derived from the installation phase of the system solutions developed and sold by NASDAQ OMX. The majority of our delivery projects involve individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity. We may customize our software technology and make significant modifications to the software to meet the needs of our customers, and as such, we account for these arrangements under contract accounting. Under contract accounting, when VSOE for valuing certain elements of an arrangement cannot be established, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the post contract support period. We record the deferral of this revenue in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other non-current assets in the Consolidated Balance Sheets.

Change request and advisory revenues and software as a service revenues do not require any judgments or assumptions by management as these amounts are recognized as revenues when earned.

Goodwill and Related Impairment

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. For purposes of performing our goodwill impairment test, our six reporting units are the Market Services segment, the Listing Services segment, the two businesses comprising the Information Services segment: Market Data Products and Index Licensing and Services, and the two businesses comprising the Technology Solutions segment: Corporate Solutions and Market Technology. We test for impairment during the fourth quarter of our fiscal year using carrying amounts as of October 1. In conducting the 2013 annual impairment test for goodwill, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of a reporting unit was less than the carrying amount as a basis for determining whether it was necessary to perform the two-step quantitative goodwill impairment test described in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 350, “Intangibles–Goodwill and Other,” or ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step quantitative test for goodwill impairment is performed for the appropriate reporting units. Otherwise, we conclude that no impairment is indicated and the two-step quantitative test for goodwill impairment is not performed.

In conducting the qualitative assessment, we analyzed actual and projected growth trends for each reporting unit, as well as historical performance versus plan and the results of prior quantitative tests performed. Additionally, each reporting unit assesses critical areas that may impact their business, including macroeconomic conditions and the related impact, market related exposures, competitive changes, new or discontinued products, changes in key personnel, and other potential risks to their projected financial results.

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

For our annual test of goodwill impairment in 2013, we considered the results of our quantitative test performed in January 2013, due to the realignment of our reportable segments, which indicated that the fair value of each reporting unit was in excess of its carrying amount. We also considered future financial projections, current market conditions, and any changes in the carrying amount of the reporting units.

At the time of our 2013 annual impairment test, our goodwill balance was $6,191 million, of which $3,439 million was attributable to our Market Services segment, $137 million was attributable to our Listing Services segment, $2,021 million was attributable to our Information Services segment and $594 million was attributable to our Technology Solutions segment.

We utilized the qualitative screen for our Listing Services,  Market Data Products, Index Licensing and Services and Market Technology reporting units, as the excesses of their fair values over their respective carrying amounts were significant. In conducting the qualitative assessment for these four reporting units, we evaluated future financial projections by management to determine if there were any changes in the key inputs used to determine the fair values of each reporting unit. We also considered the qualitative factors in ASC Topic 350, as well as other relevant events and circumstances. Based on the results of the qualitative assessment for each reporting unit, we concluded based on a preponderance of positive indicators and the weight of such indicators that the fair values of our Listing Services,  Market Data Products, Index Licensing and Services and Market Technology reporting units are more likely than not greater than their respective carrying amounts and as a result, quantitative analyses were not needed. Therefore, no further testing of goodwill for impairment was performed for these reporting units for the year ended December 31, 2013.

Due to declining cash equity trading volumes and the purchase of eSpeed in June 2013, we bypassed the qualitative assessment for the Market Services reporting unit. In addition, due to the acquisition of the TR Corporate Solutions businesses in May 2013, we bypassed the qualitative assessment for the Corporate Solutions reporting unit.  We performed step one of the quantitative goodwill impairment test for both of these reporting units and determined that the fair values of our Market Services and Corporate Solutions reporting units exceeded their carrying amounts. As a result, no goodwill impairment was recorded. The fair value of our Market Services and Corporate Solutions reporting units was determined using a combination of two equally weighted valuation methods, a market approach and an income approach. The market approach estimates fair value by applying revenues, earnings and cash flow multiples to the Market Services and Corporate Solutions reporting units’ operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to our Market Services and Corporate Solutions reporting units. The market approach requires management’s judgment to determine several valuation inputs, including the selection of comparable companies and control premium. The control premium is based on recent transactions in the marketplace. Under the income approach, we estimated future cash flows of our Market Services and Corporate Solutions reporting units based on internally generated forecasts of future financial performance. We determined a long-term growth rate for the terminal year period based on historical and expected inflation rates as well as management’s estimate of the long-term growth of the business. We then discounted the projected cash flows using a weighted average cost of capital of 11.1% for Market Services and 11.7% for Corporate Solutions.

The fair value of our Market Services reporting unit exceeded its carrying amount by less than 10%. Holding all other assumptions constant at the testing date, a 5% decrease in the estimated free cash flows of this reporting unit would not reduce the estimated fair value below the carrying amount. However, holding all other assumptions constant, a 35 basis point increase in the discount rate used in the testing of this reporting unit would reduce the estimated fair value below its carrying amount by 1%, indicating a possible impairment. Because step two of the impairment test was not required for this reporting unit, it is not possible at this time to determine if a decrease in our valuation inputs would result in an impairment charge, or if such a charge would be material.

The fair value of our Corporate Solutions reporting unit also exceeded its carrying amount by less than 10%. Holding all other assumptions constant at the testing date, a 5% decrease in the estimated free cash flows of this reporting unit would not reduce the estimated fair value below the carrying amount. However, holding all other assumptions constant, a 20 basis point increase in the discount rate used in the testing of this reporting unit would reduce the estimated fair value below its carrying amount by 1%, indicating a possible impairment. Because step two of the impairment test was not required for this reporting unit, it is not possible at this time to determine if a decrease in our valuation inputs would result in an impairment charge, or if such a charge would be material.

Although we believe our estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs could materially affect the results of our impairment review. If our forecasts of cash flows generated by our Market Services and Corporate Solutions reporting units or other key inputs are negatively revised in the future, the estimated fair value of the Market Services and Corporate Solutions reporting units would be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results.

Subsequent to our annual impairment test, no indications of an impairment were identified.

Indefinite-Lived Intangible Assets and Related Impairment

Intangible assets deemed to have indefinite useful lives are not amortized but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value, using the relief from royalty approach for trade names and the Greenfield Approach for exchange and clearing registrations and licenses, both of which incorporate assumptions regarding future revenue projections and discount rates. Similar to goodwill impairment testing, we test for impairment of indefinite-lived intangible assets during the fourth quarter of our fiscal year using carrying amounts as of October 1. In conducting the 2013 annual impairment test for indefinite-lived intangible assets, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of an indefinite-lived intangible asset was less than the carrying amount as a basis for determining whether it was necessary to perform the quantitative impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the quantitative test for indefinite-lived intangible assets impairment is performed for the appropriate intangible assets. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded for the difference.

Other Long-Lived Assets and Related Impairment

We also assess potential impairments to our other long-lived assets, including finite-lived intangible assets, equity method investments, property and equipment and other assets, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the carrying amount of the long-lived asset exceeds its fair value and is not recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. We evaluate our equity and cost method investments for other-than-temporary declines in value by considering a variety of factors such as the earnings capacity of the investment and the fair value of the investment compared to its carrying amount. In addition, for investments where the market value is readily determinable, we consider the underlying stock price as an additional factor. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying amount of the related asset and a charge to operating results.

Amortization Periods of Intangible Assets with Finite-Lives

Intangible assets, net, primarily include exchange and clearing registrations, customer relationships, trade names, licenses and technology. Intangible assets with finite-lives are amortized on a straight-line basis over their average estimated useful lives as follows:

•Technology: 2—5 years

•Customer relationships: 9—30 years

•Other: 2—10 years

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

We estimate the fair value of PSUs granted under our total shareholder return, or TSR, program using the Monte Carlo simulation model, as these awards contain a market condition. Assumptions used in the Monte Carlo simulation model include the weighted average risk-free rate and the expected volatility. The risk-free interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. We use historic volatility for PSU awards issued under the TSR program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the TSR program.

See Note 12, “Share-Based Compensation,” to the consolidated financial statements for further discussion.

Software Costs

We capitalize and amortize significant purchased application software and operational software that are an integral part of computer hardware on the straight-line method over their estimated useful lives, generally five years. We expense other purchased software as incurred.

Certain costs incurred in connection with developing or obtaining internal use software are capitalized. We capitalize internal and third party costs incurred in connection with the development of internal use software.

Under our Technology Solutions segment, costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process are capitalized after the product has reached technological feasibility. Technological feasibility is established upon completion of a detail program design or, in its absence, completion. Thereafter, all software production costs shall be capitalized. Prior to reaching technological feasibility, all costs are charged to expense. Capitalized costs are amortized on a straight-line basis over the remaining estimated economic life of the product and are included in depreciation and amortization expense in the Consolidated Statements of Income.

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

Recently Adopted and Issued Accounting Pronouncements

For the year ended December 31, 2013, we have not adopted any new accounting pronouncements that had a material impact on our consolidated financial statements. In addition, we have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements will have a material impact on our financial position or results of its operations.

Summarized Quarterly Financial Data (Unaudited)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	2013	2013	2013	2013

	(in millions, except per share amounts)
Total revenues	$744	$814	$805	$849
Cost of revenues	(326)	(363)	(299)	(329)
Revenues less transaction rebates, brokerage, clearance and exchange fees	418	451	506	520
Total operating expenses	328	292	304	282
Operating income	90	159	202	238
Net income attributable to NASDAQ OMX	$42	$88	$113	$141
Basic earnings per share	$0.26	$0.53	$0.68	$0.84
Diluted earnings per share	$0.25	$0.52	$0.66	$0.81
Cash dividends declared per common share	$0.13	$0.13	$0.13	$0.13

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr

	2012	2012	2012	2012

	(in millions, except per share amounts)
Total revenues	$804	$815	$746	$755
Cost of revenues	(390)	(388)	(334)	(333)
Revenues less transaction rebates, brokerage, clearance and exchange fees	414	427	412	422
Total operating expenses	243	252	242	247
Operating income	171	175	170	175
Net income attributable to NASDAQ OMX	$85	$93	$89	$85
Basic earnings per share	$0.49	$0.55	$0.53	$0.52
Diluted earnings per share	$0.48	$0.53	$0.52	$0.50
Cash dividends declared per common share	$-	$0.13	$0.13	$0.13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

NASDAQ OMX’s consolidated financial statements, including Consolidated Balance Sheets as of December 31, 2013 and 2012, Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011, Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011, Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011, Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated February 24, 2014, are attached hereto as pages F-1 through F-55 and incorporated by reference herein.

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

(b). Internal controls over financial reporting.  On May 31, 2013, NASDAQ OMX acquired the TR Corporate Solutions businesses and on June 28, 2013, NASDAQ OMX acquired eSpeed. Management has considered these transactions material to the results of operations, cash flows and financial position from the date of the acquisitions through December 31, 2013, and believes that the internal controls and procedures of both acquisitions have a material effect on internal controls over financial reporting. In accordance with SEC guidance, management has elected to exclude the TR Corporate Solutions businesses and eSpeed from its December 31, 2013 assessment of and report on internal controls over financial reporting. NASDAQ OMX is currently in the process of incorporating the internal controls and procedures of TR Corporate Solutions businesses and eSpeed into the internal controls over financial reporting for our assessment of and report on internal controls over financial reporting for December 31, 2014. There have been no other changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during NASDAQ OMX’s 2013 fiscal year that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)  (1992 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on its assessment, our management believes that, as of December 31, 2013, our internal control over financial reporting is effective.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include, in accordance with SEC guidance, the internal controls of the acquired TR Corporate Solutions businesses and eSpeed which are included in the 2013 consolidated financial statements and in 2013 reflect total assets constituting 14% of consolidated total assets including 19% of goodwill and intangible assets, net, 2% of consolidated total liabilities and approximately 9% of the total revenues less transaction rebates, brokerage, clearance and exchange fees, of consolidated results.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on NASDAQ OMX’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The NASDAQ OMX Group, Inc.

We have audited The NASDAQ OMX Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The NASDAQ OMX Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired TR Corporate Solutions businesses and eSpeed which are included in the 2013 consolidated financial statements of The NASDAQ OMX Group, Inc. and constituted 14% of consolidated total assets, including 19% of goodwill and intangibles, net and 2% of consolidated liabilities as of December 31, 2013 and approximately 9% of the total revenues less transaction rebates, brokerage, clearance and exchange fees for the year then ended. Our audit of internal control over financial reporting of The NASDAQ OMX Group, Inc. also did not include an evaluation of the internal control over financial reporting of the acquired TR Corporate Solutions businesses and eSpeed.

In our opinion, The NASDAQ OMX Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The NASDAQ OMX Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013 of The NASDAQ OMX Group, Inc. and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 24, 2014

 Item 9B. Other Information.

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about NASDAQ OMX’s directors, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in NASDAQ OMX’s proxy statement for the 2014 Annual Meeting of Stockholders, or the Proxy. Information about NASDAQ OMX’s executive officers, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Executive Officers of NASDAQ OMX” in the Proxy. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by reference from the discussion under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy. Information about NASDAQ OMX’s code of ethics, as required by Item 406 of Regulation S-K, is incorporated by reference from the discussion under the caption “NASDAQ OMX’s Corporate Governance” in the Proxy. Information about NASDAQ OMX’s nomination procedures, audit committee and audit committee financial experts, as required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, is incorporated by reference from the discussion under the caption “NASDAQ OMX’s Corporate Governance” in the Proxy.

Item 11. Executive Compensation.

Information about NASDAQ OMX’s director and executive compensation, as required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K, is incorporated by reference from the discussion under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Management Compensation Committee Report,” “Management Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners and management, as required by Item 403 of Regulation S-K, is incorporated by reference from the discussion under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy.

Equity Compensation Plan Information

NASDAQ OMX’s Equity Plan provides for the issuance of our equity securities to our officers and other employees, directors and consultants. In addition, most employees of NASDAQ OMX and its subsidiaries are eligible to participate in the NASDAQ OMX Employee Stock Purchase Plan, or ESPP, at 85.0% of the fair market value of our common stock on the price calculation date. The Equity Plan and the ESPP have been approved previously by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under all of NASDAQ OMX’s compensation plans as of December 31, 2013.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights(a)(1)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a)(c)
Equity compensation plans approved by stockholders...........................	4,926,522	$ 25.21	5,970,003(2)
Equity compensation plans not approved by stockholders.....................	—	$ —
Total...............................................................................................	4,926,522	$ 25.21	5,970,003(2)

(1)  The amounts in this column include only the number of shares to be issued upon exercise of outstanding options, warrants and rights. At December 31, 2013, we also had 5,742,071 shares to be issued upon vesting of outstanding restricted stock and PSUs.

(2)  This amount includes 2,907,578 shares of common stock that may be awarded pursuant to the Equity Plan and 3,062,425 shares of common stock that may be issued pursuant to the ESPP.

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

Item 14. Principal Accountant Fees and Services.

Information about principal accountant fees and services, as required by Item 9(e) of Schedule 14A, is incorporated herein by reference from the discussion under the caption “Proposal II: Ratification of the Appointment of Independent Registered Public Accounting Firm” in the Proxy.

Part IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements and Schedule.”

(a)(2) Financial Statement Schedules

See “Index to Consolidated Financial Statements and Schedule.”

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3) Exhibits

Exhibit Index

Exhibit Number

2.1

Purchase Agreement, dated as of April 1, 2013, among The NASDAQ OMX Group, Inc., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., and, solely for purposes of certain sections thereof, Cantor Fitzgerald, L.P. (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 8, 2013).

2.2

Asset Purchase Agreement, dated as of May 17, 2013, among NASDAQ OMX Corporate Solutions, LLC, Thomson Reuters (Markets) LLC, Thomson Reuters Global Resources, and, solely for purposes of certain sections thereof, The NASDAQ OMX Group, Inc. and Thomson Reuters Corporation (incorporated herein by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 8, 2013).

3.1	Amended and Restated Certificate of Incorporation of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.1.1	Certificate of Elimination of NASDAQ OMX’s Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.2	By-Laws of NASDAQ OMX (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 28, 2014).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on April 30, 2001).

4.2

The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.2.1

First Amendment to The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 19, 2009, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to
Exhibit 4.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).

4.3

Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.3.1

First Amendment to Registration Rights Agreement, dated as of February 19, 2009, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to
Exhibit 4.11.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).

Exhibit Number

4.4

Indenture, dated as of January 15, 2010, between NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 19, 2010).

4.5

First Supplemental Indenture, dated as of January 15, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

4.6

Second Supplemental Indenture, dated as of December 17, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 21, 2010).

4.7

NASDAQ Stockholders’ Agreement, dated as of December 16, 2010, between The NASDAQ OMX Group, Inc. and Investor AB (incorporated herein by reference to Exhibit 4.12 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).

4.8

Indenture, dated as of June 7, 2013, between The NASDAQ OMX Group, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 10, 2013).

4.9

Supplemental Indenture, dated as of June 7, 2013, among The NASDAQ OMX Group, Inc., Wells Fargo Bank, National Association, as Trustee, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Luxembourg S.A., as registrar and transfer agent (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 10, 2013).

4.10

Registration Rights Agreement, dated as of June 28, 2013, by and among The NASDAQ OMX Group, Inc., BGC Partners, Inc., BGC Holdings, L.P. and BGC Partners, L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2013).

10.1	Amended and Restated Board Compensation Policy, effective on October 17, 2013.*

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

10.5

Form of NASDAQ OMX Restricted Stock Unit Award Certificate (directors) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 7, 2013).*

10.6

Form of NASDAQ OMX One-Year Performance Share Unit Agreement (incorporated herein by reference to
Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 7, 2013).*

10.7

Form of NASDAQ OMX Three-Year Performance Share Unit Agreement (incorporated herein by reference to
Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 7, 2013).*

10.8

Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.8.1

Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.9

The NASDAQ OMX Group, Inc. Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.10

Employment Agreement between NASDAQ OMX and Robert Greifeld, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2012).*

10.10.1

Memorandum of Understanding between NASDAQ OMX and Robert Greifeld, effective as of December 11, 2012 (incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K filed on February 24, 2013).*

10.11

Nonqualified Stock Option Agreement between Nasdaq and Robert Greifeld reflecting December 13, 2006 grant (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.12

Nonqualified Stock Option Agreement between NASDAQ OMX and Robert Greifeld reflecting June 30, 2009 grant (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.13

Form of Amended and Restated Letter Agreement, effective as of December 31, 2008, between NASDAQ OMX and Certain Executive Officers (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.14

The NASDAQ OMX Group, Inc. Change in Control Severance Plan for Executive Vice Presidents and Senior Vice Presidents, effective November 26, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2013).*

10.15

Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on
March 31, 2003).*

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

10.17.1

Amendment No. 1, dated as of June 12, 2013, to the Credit Agreement by and among The NASDAQ OMX Group, Inc.,  as borrower, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 8, 2013).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 14 to the consolidated financial statements under Part II, Item 9 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.

**The following materials from The NASDAQ OMX Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011: (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) notes to consolidated financial statements.

(b)Exhibits:

See Item 15(a)(3) above.

(c)Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2014.

THE NASDAQ OMX GROUP, INC.

By:	/S/ ROBERT GREIFELD
Name:	Robert Greifeld
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 24, 2014.

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

*Pursuant to Power of Attorney

By:	/S/ EDWARD S. KNIGHT
Edward S. Knight
Attorney-in-Fact

THE NASDAQ OMX GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements and schedule of The NASDAQ OMX Group, Inc. and its subsidiaries are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The NASDAQ OMX Group, Inc.

We have audited the accompanying consolidated balance sheets of The NASDAQ OMX Group, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index under Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The NASDAQ OMX Group, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The NASDAQ OMX Group, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 24, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 24, 2014

The NASDAQ OMX Group, Inc.

Consolidated Balance Sheets

(in millions, except share and par value amounts)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$425	$497
Restricted cash	84	85
Financial investments, at fair value	162	223
Receivables, net	393	333
Deferred tax assets	12	33
Default funds and margin deposits	1,961	209
Other current assets	126	112
Total current assets	3,163	1,492
Non-current restricted cash	-	25
Property and equipment, net	268	211
Non-current deferred tax assets	404	294
Goodwill	6,186	5,335
Intangible assets, net	2,386	1,650
Other non-current assets	170	125
Total assets	$12,577	$9,132

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$228	$172
Sections 31 fees payable to SEC	82	97
Accrued personnel costs	154	111
Deferred revenue	151	139
Other current liabilities	141	119
Deferred tax liabilities	38	35
Default funds and margin deposits	1,961	209
Current portion of debt obligations	45	136
Total current liabilities	2,800	1,018
Debt obligations	2,589	1,840
Non-current deferred tax liabilities	708	713
Non-current deferred revenue	143	156
Other non-current liabilities	153	196
Total liabilities	6,393	3,923

Commitments and contingencies
Equity
NASDAQ OMX stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 214,419,155 at December 31, 2013 and 213,426,908 at December 31, 2012; shares outstanding: 169,357,084 at December 31, 2013 and 165,605,838 at December 31, 2012	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: 1,600,000 at December 31, 2013 and December 31, 2012; shares outstanding: none at December 31, 2013 and December 31, 2012	-	-
Additional paid-in capital	4,278	3,771
Common stock in treasury, at cost: 45,062,071 shares at December 31, 2013 and 47,821,070 shares at December 31, 2012	(1,005)	(1,058)
Accumulated other comprehensive loss	(67)	(185)
Retained earnings	2,976	2,678
Total NASDAQ OMX stockholders' equity	6,184	5,208
Noncontrolling interests	-	1
Total equity	6,184	5,209
Total liabilities and equity	$12,577	$9,132

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2013	2012	2011
Revenues:
Market Services	$2,092	$2,206	$2,553
Listing Services	228	224	236
Information Services	442	406	391
Technology Solutions	449	284	258
Total revenues	3,211	3,120	3,438
Cost of revenues:
Transaction rebates	(1,002)	(1,104)	(1,344)
Brokerage, clearance and exchange fees	(314)	(342)	(404)
Total cost of revenues	(1,316)	(1,446)	(1,748)
Revenues less transaction rebates, brokerage, clearance and exchange fees	1,895	1,674	1,690
Operating expenses:
Compensation and benefits	539	454	458
Marketing and advertising	30	26	24
Depreciation and amortization	122	104	109
Professional and contract services	151	107	91
Computer operations and data communications	82	60	65
Occupancy	98	93	91
Regulatory	30	34	35
Merger and strategic initiatives	22	4	38
Restructuring charges	9	44	-
General, administrative and other	80	58	83
Voluntary accommodation program	44	-	-
Total operating expenses	1,207	984	994
Operating income	688	690	696
Interest income	9	10	11
Interest expense	(111)	(97)	(119)
Gain on sale of investment security	30	-	-
Asset impairment charges	(14)	(40)	(18)
Dividend and investment income	-	-	1
Loss on divestiture of business	-	(14)	-
Net income (loss) from unconsolidated investees	(2)	(1)	2
Income before income taxes	600	548	573
Income tax provision	216	199	190
Net income	384	349	383
Net loss attributable to noncontrolling interests	1	3	4
Net income attributable to NASDAQ OMX	$385	$352	$387
Per share information:
Basic earnings per share	$2.30	$2.09	$2.20
Diluted earnings per share	$2.25	$2.04	$2.15
Cash dividends declared per common share	$0.52	$0.39	$-

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Comprehensive Income

(in millions)

	Year Ended December 31,
	2013	2012	2011
Net income	$384	$349	$383
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale investment securities:
Unrealized holding gains (losses) arising during period	26	4	(15)
Reclassification adjustment for (gains) losses realized in net income on available-for-sale investment securities	(30)	-	18
Total	(4)	4	3
Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	(17)	262	(120)
Income tax benefit (expense)	127	(95)	40
Total	110	167	(80)
Employee benefit plans:
Employee benefit plan adjustment gains (losses)	21	(10)	(2)
Income tax benefit (expense)	(9)	4	1
Total	12	(6)	(1)
Total other comprehensive income (loss), net of tax	118	165	(78)
Comprehensive income	502	514	305
Comprehensive loss attributable to noncontrolling interests	1	3	4
Comprehensive income attributable to NASDAQ OMX	$503	$517	$309

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Changes in Equity

(in millions, except share amounts)

	Number of			Common	Accumulated
	Common	Common	Additional	Stock In	Other
	Shares	Stock at	Paid-in	Treasury at	Comprehensive	Retained	Noncontrolling
	Outstanding	Par Value	Capital	Cost	Loss	Earnings	Interests	Total

Balance at December 31, 2010	175,782,683	$2	$3,780	$(796)	$(272)	$2,004	$11	$4,729
Net income (loss)	-	-	-	-	-	387	(4)	383
Foreign currency translation, net of tax of $40	-	-	-	-	(80)	-	-	(80)
Employee benefit plan adjustments, net of tax of $1	-	-	-	-	(1)	-	-	(1)
Unrealized holding losses on available-for-sale securities, net of reclassification for losses realized in net income	-	-	-	-	3	-	-	3
Share repurchase program	(3,983,481)	-	-	(100)	-	-	-	(100)
Tender offer related to the 2013 Convertible Notes	-	-	(9)	-	-	-	-	(9)
Amortization and vesting of restricted stock and PSUs	632,682	-	14	8	-	-	-	22
Stock options amortization and exercises, net	1,030,721	-	(5)	22	-	-	-	17
Other issuances of common stock, net	90,334	-	13	6	-	-	-	19
Sale of subsidiary shares to noncontrolling interests and other adjustments	-	-	-	-	-	-	3	3
Balance at December 31, 2011	173,552,939	$2	$3,793	$(860)	$(350)	$2,391	$10	$4,986
Net income (loss)	-	-	-	-	-	352	(3)	349
Foreign currency translation, net of tax of $95	-	-	-	-	167	-	-	167
Employee benefit plan adjustments, net of tax of $4	-	-	-	-	(6)	-	-	(6)
Unrealized holding gains on available-for-sale securities	-	-	-	-	4	-	-	4
Cash dividends declared per common share	-	-	-	-	-	(65)	-	(65)
Share repurchase program	(11,544,457)	-	-	(275)	-	-	-	(275)
Amortization and vesting of restricted stock and PSUs	1,997,516	-	(8)	44	-	-	-	36
Stock options amortization and exercises, net	2,051,066	-	(22)	45	-	-	-	23
Other purchases of common stock, net	(451,226)	-	8	(12)	-	-	-	(4)
Sale of subsidiary shares to noncontrolling interests and other adjustments	-	-	-	-	-	-	(6)	(6)
Balance at December 31, 2012	165,605,838	$2	$3,771	$(1,058)	$(185)	$2,678	$1	$5,209

	Number of			Common	Accumulated
	Common	Common	Additional	Stock in	Other
	Shares	Stock at	Paid-in	Treasury at	Comprehensive	Retained	Noncontrolling
	Outstanding	Par Value	Capital	Cost	Loss	Earnings	Interests	Total
Net income (loss)	-	$-	$-	$-	$-	$385	$(1)	$384
Foreign currency translation, net of tax of $127	-	-	-	-	110	-	-	110
Employee benefit plan adjustments, net of tax of $9	-	-	-	-	12	-	-	12
Unrealized holding gains on available-for-sale securities, net of reclassification for gains realized in net income	-	-	-	-	(4)	-	-	(4)
Cash dividends declared per common share	-	-	-	-	-	(87)	-	(87)
Share repurchase program	(321,000)	-	-	(10)	-			(10)
Amortization and vesting of restricted stock and PSUs	779,614	-	23	17	-			40
Stock options amortization and exercises, net	2,346,220	-	(20)	52				32
Other issuances of common stock, net	(45,835)	-	20	(6)				14
Purchase price related to issuance of NASDAQ OMX common stock - eSpeed acquisition	992,247	-	484	-	-	-	-	484
Balance at December 31, 2013	169,357,084	$2	$4,278	$(1,005)	$(67)	$2,976	$-	$6,184

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$384	$349	$383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122	104	109
Share-based compensation	47	46	36
Excess tax benefits related to share-based compensation	(16)	(7)	(10)
Gain on sale of investment security	(30)	-	-
Provision for bad debts	5	6	4
Deferred income taxes	28	16	4
Charges related to debt extinguishment and refinancing	-	-	31
Non-cash restructuring charges	1	16	-
Loss on divestiture of business	-	14	-
Asset retirements and impairment charges	14	40	25
Net (income) loss from unconsolidated investees	2	1	(2)
Amortization of debt issuance costs	3	3	6
Accretion of debt discounts	3	4	13
Other non-cash items included in net income	(2)	8	(10)
Net change in operating assets and liabilities, net of effects of acquisitions and divestiture:
Receivables, net	(55)	(30)	(11)
Other assets	8	71	69
Accounts payable and accrued expenses	51	1	24
Section 31 fees payable to SEC	(15)	(9)	24
Accrued personnel costs	39	(27)	10
Deferred revenue	(33)	5	(14)
Other liabilities	18	(17)	(22)
Net cash provided by operating activities	574	594	669
Cash flows from investing activities:
Purchases of trading securities	(410)	(301)	(533)
Proceeds from sales and redemptions of trading securities	452	372	501
Proceeds from sale of available-for-sale investment security	48	-	-
Purchase of equity and cost method investments	(43)	-	-
Acquisitions of businesses, net of cash and cash equivalents acquired	(1,121)	(112)	(26)
Purchases of property and equipment	(115)	(87)	(88)
Net cash used in investing activities	(1,189)	(128)	(146)
Cash flows from financing activities:
Payments of debt obligations	(289)	(145)	(948)
Proceeds from debt obligations, net of debt issuance costs	895	-	700
Cash paid for repurchase of common stock	(10)	(275)	(100)
Cash dividends	(87)	(65)	-
Issuances of common stock, net of treasury stock purchases	23	(3)	10
Excess tax benefits related to share-based compensation	16	7	10
Other financing activities	(1)	(4)	3
Net cash provided by (used in) financing activities	547	(485)	(325)
Effect of exchange rate changes on cash and cash equivalents	(4)	10	(7)
Net increase (decrease) in cash and cash equivalents	(72)	(9)	191
Cash and cash equivalents at beginning of period	497	506	315
Cash and cash equivalents at end of period	$425	$497	$506
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$79	$80	$86
Income taxes, net of refund	$157	$177	$129
Non-cash investing activities:
Purchase price related to issuance of NASDAQ OMX common stock - eSpeed acquisition	$484	$-	$-
Investment in LCH Clearnet Group Limited	$-	$37	$-

                                                            See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

We are a leading global exchange group that delivers trading, clearing, exchange technology, regulatory, securities listing, and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, market data products, financial indexes, capital formation solutions, financial services, corporate solutions and market technology products and services. Our technology powers markets across the globe, supporting derivatives trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of December 31, 2013, The NASDAQ Stock Market was home to 2,637 listed companies with a combined market capitalization of approximately $7.0 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, three options markets and an electronic platform for trading of U.S. Treasuries.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland as NASDAQ OMX Nordic, and exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of December 31, 2013, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 758 listed companies with a combined market capitalization of approximately $1.3 trillion. We also operate NASDAQ OMX Armenia.

In addition, NASDAQ OMX Commodities operates the world’s largest power derivatives exchange regulated in Norway and one of Europe’s largest carbon exchanges. We also operate NOS Clearing, a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market. In the U.K., we operate NASDAQ OMX NLX, a new London-based market for trading of listed short-term and long-term European (Euro and Sterling denominated) interest rate derivative products.

In some of the countries where we operate exchanges, we also provide investment firm, clearing, settlement and central depository services.

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. GAAP. The financial statements include the accounts of NASDAQ OMX, its wholly-owned subsidiaries and other entities in which NASDAQ OMX has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. When we do not have a controlling interest in an entity but exercise significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. We recognize our share of earnings or losses of an equity method investee based on our ownership percentage. As permitted under U.S. GAAP, for certain equity method investments for which financial information is not sufficiently timely for us to apply the equity method of accounting currently, we record our share of the earnings or losses of the investee from the most recently available financial statements on a lag. See Note 6, “Investments,” for further discussion of our equity method investments.

Changes in Reportable Segments and Reclassifications

Since January 1, 2013, we manage, operate and provide our products and services in four business segments: Market Services, Listing Services, Information Services and Technology Solutions. All prior period segment disclosures have been recast to reflect our change in reportable segments. See Note 19, “Business Segments,” for additional information about our segments.

Prior to January 1, 2013, we managed, operated and provided our products and services in three business segments: Market Services, Issuer Services and Market Technology.

Certain other prior year amounts have been reclassified to conform to the current year presentation.

Subsequent Events

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

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $178 million as of December 31, 2013 and $339 million as of December 31, 2012. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments.

Restricted Cash

Current restricted cash, which was $84 million as of December 31, 2013 and $85 million as of December 31, 2012, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Consolidated Balance Sheets. As of December 31, 2013 and December 31, 2012, current restricted cash primarily includes cash held for regulatory purposes for our trading and clearing businesses.

Non-current restricted cash of $25 million as of December 31, 2012 was segregated for NOCC to improve its liquidity position and was not available for general use.  As a  result of a strategic alliance with NGX, this cash was no longer needed for liquidity purposes and was released from NOCC. See Note 16, “Clearing Operations,” for further discussion.

Financial Investments

Financial investments, at fair value are primarily comprised of trading securities, mainly Swedish government debt securities. As of December 31, 2012, this balance also included our available-for-sale investment security in DFM. In the fourth quarter of 2013, we sold this investment security and recognized a gain on the sale of $30 million, which is included in gain on sale of investment security in the Consolidated Statements of Income for the year ended December 31, 2013.  Trading securities are bought principally to meet regulatory capital requirements for NASDAQ OMX Nordic Clearing’s operations and are generally sold in the near term. Changes in fair value of trading securities are included in dividend and investment income in the Consolidated Statements of Income. Equity securities that are classified as available-for-sale investment securities are carried at fair value with unrealized gains and losses, net of tax, reported in accumulated other comprehensive loss within stockholders’ equity. Realized gains and losses on these securities are included in earnings upon disposition of the securities using the specific identification method. In addition, realized losses are recognized when management determines that a decline in value is other than temporary, which requires judgment regarding the amount and timing of recovery. For equity securities, we also consider the extent to which cost exceeds fair value, the duration of that difference, management’s judgment about the issuer’s current and prospective financial condition, as well as our intent and ability to hold the security until recovery of the unrealized losses. In addition, for equity securities we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile.

Fair value of both trading and available-for-sale investment securities is generally obtained from third party pricing sources. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair values are estimated using pricing models with observable market inputs. The inputs to the valuation models vary by the type of security being priced but are typically benchmark yields, reported trades, broker-dealer quotes, and prices of similar assets. Pricing models generally do not entail material subjectivity because the methodologies employed use inputs observed from active markets. See Note 15, “Fair Value of Financial Instruments,” for further discussion of fair value measures.

Receivables, net

Our receivables are concentrated with our member firms, market data distributors, listed companies and technology solutions customers. Receivables are shown net of a reserve for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the reserve for bad debts monthly and make changes to the reserve through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount. The total reserve netted against receivables in the Consolidated Balance Sheets was $9 million as of December 31, 2013 and $5 million as of December 31, 2012.

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

As of December 31, 2012, NOCC customer pledged cash collateral was also included in default funds and margin deposits as both a current asset and current liability in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belonged to NOCC.

Derivative Financial Instruments and Hedging Activities

We may hold derivative financial instruments that are designated and qualify for hedge accounting. Derivative financial instruments, which are designated or qualify for hedge accounting, are recognized in the balance sheets at fair value as either assets or liabilities. The fair value of our derivative financial instruments is determined using either market quotes or valuation models that are based upon the net present value of estimated future cash flows and incorporate current market data inputs. We report our derivative assets in either other current assets or other non-current assets and our derivative liabilities in either other current liabilities or other non-current liabilities in the Consolidated Balance Sheets depending on the terms of the contract. Any ineffectiveness is recorded in earnings. The accounting for the change in the fair value of a derivative financial instrument depends on its intended use and the resulting hedge designation, if any. As of December 31, 2013, 2012 and 2011, there were no derivative financial instruments that were designated or qualified for hedge accounting. There was no material ineffectiveness recorded in earnings for each of the three years ended December 31, 2013.

Derivative Financial Instruments that Qualify for Hedge Accounting

Derivative financial instruments that are entered into for hedging purposes are designated as such when we enter into the contract. For all derivative financial instruments that are designated for hedging activities, we formally document all of the hedging relationships between the hedge instruments and the hedged items at the inception of the relationships. We also formally document our risk management objectives and strategies for entering into the hedge transactions. We formally assess, at inception and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. If it is determined that a derivative is no longer highly effective as a hedge, we will discontinue the application of hedge accounting. We did not enter into any derivative hedges that were designated for hedge accounting during the years ended December 31, 2013, 2012 and 2011.

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

As of December 31, 2013 and 2012, the fair value amounts of our derivative instruments were immaterial.

Net Investment Hedges

Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.

Our 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increase or decrease related to the translation of the 2021 Notes into U.S. dollars is recorded within accumulated other comprehensive loss in the Consolidated Balance Sheets for the year ended December 31, 2013. See “3.875% Senior Unsecured Notes,” of Note 9, “Debt Obligations,” for further discussion. As of December 31, 2012, there were no outstanding net investment hedges.

Property and Equipment, net

Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized over the estimated useful lives of the related assets. Estimated useful lives range from 10 to 40 years for buildings and improvements, 2 to 5 years for data processing equipment and software and 5 to 10 years for furniture and equipment. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the related lease. Depreciation and amortization are computed using the straight-line method. See Note 7, “Property and Equipment, net,” for further discussion.

Goodwill

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. For purposes of performing our goodwill impairment test, our six reporting units are the Market Services segment, the Listing Services segment, the two businesses comprising the Information Services segment: Market Data Products and Index Licensing and Services, and the two businesses comprising the Technology Solutions segment: Corporate Solutions and Market Technology. We test for impairment during the fourth quarter of our fiscal year using carrying amounts as of October 1. In conducting the 2013 annual impairment test for goodwill, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of a reporting unit was less than the carrying amount as a basis for determining whether it was necessary to perform the two-step quantitative goodwill impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step quantitative test for goodwill impairment is performed for the appropriate reporting units. Otherwise, we conclude that no impairment is indicated and the two-step quantitative test for goodwill impairment is not performed.

In conducting the qualitative assessment, we analyze actual and projected growth trends for each reporting unit, as well as historical performance versus plan and the results of prior quantitative tests performed. Additionally, each reporting unit assesses critical areas that may impact their business, including macroeconomic conditions and the related impact, market related exposures, competitive changes, new or discontinued products, changes in key personnel, or any other potential risks to their projected financial results.

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

There was no impairment of goodwill for the years ended December 31, 2013, 2012 and 2011. However, events such as economic weakness or unexpected significant declines in operating results of reporting units may result in goodwill impairment charges in the future.

Intangible Assets, net

Intangible assets, net, primarily include exchange and clearing registrations, customer relationships, trade names, licenses and technology. Intangible assets with finite lives are amortized on a straight-line basis over their average estimated useful lives as follows:

•Technology: 2—5 years

•Customer relationships: 9—30 years

•Other: 2—10 years

Intangible assets deemed to have indefinite useful lives are not amortized but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value, using the relief from royalty approach for trade names and the Greenfield Approach for exchange and clearing registrations and licenses, both of which incorporate assumptions regarding future revenue projections and discount rates. Similar to goodwill impairment testing, we test for impairment of indefinite-lived intangible assets during the fourth quarter of our fiscal year using carrying amounts as of October 1. In conducting the 2013 annual impairment test for indefinite-lived intangible assets, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of an indefinite-lived intangible asset was less than the carrying amount as a basis for determining whether it was necessary to perform the quantitative impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the quantitative test for indefinite-lived intangible assets impairment is performed for the appropriate intangible assets. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded for the difference. For finite-lived intangible assets subject to amortization, impairment is considered upon certain “triggering events” and is recognized if the carrying amount is not recoverable and exceeds the fair value of the intangible asset.

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

Revenue Recognition and Cost of Revenues

Market Services Revenues

Derivative, Trading and Clearing Revenues

U.S. Derivative Trading and Clearing

U.S. derivative trading and clearing revenues are variable, based on traded and cleared volumes, and recognized when executed or when contracts are cleared. The principal types of derivative contracts traded on our U.S. options exchanges are equity options, ETF options, index options and currency options. We record derivative trading and clearing revenues from transactions on a gross basis as revenues and record related expenses as cost of revenues, as we have certain risk associated with trade execution.

For U.S. derivative trading, we credit a portion of the per share execution charge to the market participant that provides the liquidity and record these transaction rebates as cost of revenues in the Consolidated Statements of Income. These transaction rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

Also, we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our derivative trading and clearing fees. We collect the fees as a pass-through charge from organizations executing eligible trades on our options exchanges and we recognize these amounts in U.S. derivative trading and clearing cost of revenues when incurred. Section 31 fees received are included in cash and cash equivalents in the Consolidated Balance Sheets at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to the SEC in the Consolidated Balance Sheets until paid. Since the amount recorded as revenues is equal to the amount recorded as cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. As we hold the cash received until payment to the SEC, we earn interest income on the related cash balances.

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

European Derivative Trading and Clearing Revenues

European derivative trading and clearing revenues are variable, based on the volume and value of traded and cleared contracts, and recognized when executed or when contracts are cleared. The principal types of derivative contracts traded and cleared are stock options and futures, index options and futures, international power derivatives, carbon and other commodity products, and fixed-income options and futures. We also generate clearing revenues for OTC traded derivatives for the freight market and seafood derivatives market, interest rate swaps, and resale and repurchase agreements. These clearing revenues are based on the value and length of the contract and are recognized when cleared. In addition, NASDAQ OMX Commodities members are billed an annual fee which is recognized ratably over the following 12-month period.

NASDAQ OMX Commodities and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have any revenue sharing agreements or cost of revenues, such as transaction rebates and brokerage, clearance and exchange fees.

Cash Equity Trading Revenues

U.S. Cash Equity Trading

U.S. cash equity trading revenues are variable, based on individual customer share volumes, and recognized as transactions occur. We charge transaction fees for executing cash equity trades on our U.S. cash equity exchanges, as well as on orders that are routed to other market venues for execution. Similar to U.S. derivative trading and clearing, we record cash equity trading revenues from transactions on a gross basis as revenues and record related expenses as cost of revenues, as we have certain risk associated with trade execution.

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

As discussed under U.S. derivatives trading and clearing, we also pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our cash equity trading fees. We collect the fees as a pass-

through charge from organizations executing eligible trades on our cash equity platforms, and we recognize these amounts in cost of revenues when incurred.

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

Fixed Income Trading Revenues

We operate eSpeed, an electronic trading platform for U.S. Treasuries. The electronic trading platform provides real-time institutional trading of benchmark U.S. Treasury securities. Customer contracts may be on a fixed or variable rate basis. Revenues from customers with a fixed rate basis are recognized ratably over the contract period. Revenues from customers with a variable rate basis are based upon individual customer share volume and are recognized as revenues as the transaction occurs.

Access and Broker Services Revenues

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

Access Services revenues also include revenues from the RTRM solutions we provide to the financial securities market. As a market leader in RTRM, we provide broker-dealers and their clients the ability to manage risk more effectively in real-time, which leads to better utilization of capital as well as improved regulatory compliance. Revenues for these services are primarily based on subscription agreements with customers. Most contracts include professional services, implementation fees, monthly subscription fees from customers accessing on-demand services, and customer support. Implementation fees are recognized upon completion of the implementation. Monthly professional services, subscription, and usage fees are recognized in the month the service is provided.

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

Listing Services Revenues

U.S. Listing Services Revenues

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

European Listing Services Revenues

European listing fees, which are comprised of revenues derived from annual fees received from listed companies on our Nordic and Baltic exchanges and NASDAQ OMX First North, are directly related to the listed companies’ market capitalization on a trailing 12-month basis. These revenues are recognized ratably over the following 12-month period.

Information Services Revenues

Market Data Products Revenues

Market Data Products revenues are earned from U.S. and European market data products and index data products. In the U.S., we also earn revenues from U.S. tape plans.

U.S. Market Data Products

We collect and process information and earn revenues as a distributor of our own market data and select third-party content. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn sell subscriptions for this information to the public. We earn revenues primarily based on the number of data subscribers and distributors of our data. U.S. Market Data revenues are recognized on a monthly basis. These revenues, which are subscription based, are recorded net of amounts due under revenue sharing arrangements with market participants.

U.S. Market Data Products also includes revenues from U.S. tape plans including eligible UTP Plan revenues that are shared among UTP Plan participants and are presented on a net basis. See “Market Data Products Revenue Sharing” below for further discussion of net reporting. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the exclusive Securities Information Processor from the total amount of tape revenues collected. After these costs are deducted from the tape revenues, we distribute to the respective UTP Plan participants, including The NASDAQ Stock Market, NASDAQ OMX BX and NASDAQ OMX PSX, their share of tape revenues based on a formula, required by Regulation NMS, that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE MKT-listed securities are reported and disseminated in real time, and as such, we share in the tape revenues for information on NYSE- and NYSE MKT-listed securities. Revenues from net U.S. tape plans are recognized on a monthly basis.

European Market Data Products

European Market Data Products revenues are based on the trading information from the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ OMX Commodities, for the following classes of securities: cash equities, bonds, derivatives and commodities. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Revenues from European market data are subscription-based, are generated primarily based on the number of data subscribers and distributors of our data and are recognized on a monthly basis.

Market Data Products Revenue Sharing

The most significant component of Market Data Products revenues presented on a net basis is the UTP Plan revenue sharing in the U.S. All indicators of gross vs. net reporting under U.S. GAAP have been considered in analyzing the appropriate presentation of UTP Plan revenue sharing. However, the following are the primary indicators of net reporting:

•Primary Obligor: We are the Securities Information Processor for the UTP Plan, in addition to being a participant in the UTP Plan. In our unique role as Securities Information Processor, we facilitate the collection and dissemination of revenues on behalf of the UTP Plan participants. As a participant, we share in the net distribution of revenues according to the plan on the same terms as all other plan participants.

•Risk of Loss/Credit Risk: Risk of loss on the revenue is shared equally among plan participants according to the UTP Plan.

•Price Latitude: The operating committee of the UTP Plan, which is comprised of representatives from each of the participants, including us solely in our capacity as a UTP Plan participant, is responsible for setting the level of fees to be paid by distributors and subscribers and taking action in accordance with the provisions of the UTP Plan, subject to SEC approval.

The exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic do not have any market data revenue sharing agreements.

Index Data Products

Index Data Products revenues are generated from our NASDAQ OMX indexes and consist of Global Index Data Services, which deliver real time index values throughout the trading day, and Global Index Watch, which delivers weightings and components data, corporate actions and a breadth of additional data. We earn revenues primarily based on the number of data subscribers and distributors of our data. These revenues, which are subscription based, are recognized on a monthly basis.

Index Licensing and Services Revenues

We develop and license NASDAQ OMX branded indexes, associated derivatives and financial products as part of our Index Licensing and Services business. Revenues primarily include license fees from these branded indexes, associated derivatives and financial products in the U.S. and abroad. We also generate revenues by licensing and listing third-party structured products and third-party sponsored ETFs. We primarily have two types of license agreements: transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long-term agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, we recognize revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, we recognize revenue on a pro-rata basis over the licensing term. Asset-based licenses are also generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement.

Technology Solutions Revenues

Corporate Solutions Revenues

Corporate Solutions revenues primarily include subscription and transaction-based income from our Governance, Investor Relations, Multimedia Solutions and Public Relations businesses. Subscription-based revenues earned by these businesses are recognized ratably over the contract period, generally one to two years in length. As part of customer subscription agreements, customers can also be charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. Revenues from transaction-based services such as webcasting and wire distribution are recorded as the services are provided and delivered.

Market Technology Revenues

Market Technology provides technology solutions for trading, clearing, settlement surveillance and information dissemination, as well as governance, risk and compliance solutions. Revenues primarily consist of software, license and support revenues, change request and advisory revenues, and software as a service revenues.

For most solutions, we enter into multiple-element sales arrangements to provide technology solutions and services to our customers. In order to recognize revenues associated with each individual element of a multiple-element sales arrangement separately, we are required to establish the existence of VSOE of fair value for each element. When VSOE for individual elements of an arrangement cannot be established, revenue is generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered.

We also enter into revolving subscription agreements which allow customers to connect to our servers to access certain services. These revenues are recognized ratably over the subscription term.

Software, License and Support

Software, license and support revenues are derived from the system solutions developed and sold by NASDAQ OMX and are generally entered into in multiple-element sales arrangements. After we have developed and sold a system solution, the customer licenses the right to use the software and may require post contract support and other services, such as facility management. Facility management revenues are derived when NASDAQ OMX assumes responsibility for the continuous operation of a system platform for a customer and receives facility management revenues which can be both fixed and volume-based. Revenues for license, support and facility management services are generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered, unless VSOE can be established for each element of the contract. We record the deferral of revenue associated with multiple-element sales arrangements in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other non-current assets in the Consolidated Balance Sheets.

Software, license and support revenues also include delivery project revenues which are derived from the installation phase of the system solutions developed and sold by NASDAQ OMX. The majority of our delivery projects involve individual adaptations to the specific requirements of the customer, such as those relating to functionality and capacity. We may customize our software technology and make significant modifications to the software to meet the needs of our customers, and as such, we account for these arrangements under contract accounting. Under contract accounting, when VSOE for valuing certain elements of an arrangement cannot be established, total revenues, as well as costs incurred, are deferred until the customization and significant modifications are complete and are then recognized over the post contract support period. We record the deferral of this revenue in deferred revenue and non-current deferred revenue and the deferral of costs in other current assets and other non-current assets in the Consolidated Balance Sheets.

Change Request and Advisory

Change request and advisory revenues include configuration, customer specific adaptations and modifications of the system solutions sold by NASDAQ OMX after delivery has occurred. Change request and advisory revenues are recognized as revenues when earned.

Software As a Service

Software as a service revenues are derived from subscription based arrangements, where customers pay a recurring fee to access our servers to access certain services. These services include broker compliance solutions targeting brokers throughout the world, as well as governance, risk and compliance services.

Earnings Per Share

We present both basic and diluted EPS. Basic EPS is computed by dividing net income attributable to NASDAQ OMX by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income attributable to NASDAQ OMX by the weighted-average number of common shares and common share equivalents outstanding during the period and reflects the assumed conversion of all dilutive securities, which primarily consist of convertible notes, employee stock options, restricted stock and PSUs. Common share equivalents are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. See Note 14, “Earnings Per Share,” for further discussion.

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

Advertising Costs

We expense advertising costs, which include media advertising and production costs, in the periods in which the costs are incurred. Media advertising and production costs included as marketing and advertising expense in the Consolidated Statements of Income totaled $7 million in 2013,  $6 million in 2012 and $7 million for 2011.

Software Costs

Significant purchased application software and operational software that are an integral part of computer hardware are capitalized and amortized on a straight-line basis over their estimated useful lives, generally five years. All other purchased software is charged to expense as incurred. We develop systems solutions for both internal and external use.

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

Recently Adopted and Issued Accounting Pronouncements

For the year ended December 31, 2013, we have not adopted any new accounting pronouncements that had a material impact on our consolidated financial statements. In addition, we have reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements will have a material impact on our financial position or results of our operations.

3. Restructuring Charges

During the first quarter of 2012, we performed a comprehensive review of our processes, organizations and systems in a company-wide effort to improve performance, cut costs, and reduce spending. This restructuring program was completed in the first quarter of 2013.

The following table presents a summary of restructuring charges in the Consolidated Statements of Income for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012

	(in millions)
Severance	$6	$23
Facilities-related	1	10
Asset impairments	1	9
Other	1	2

Total restructuring charges	$9	$44

During 2013, we recognized restructuring charges totaling $9 million, including severance costs of $6 million related to workforce reductions of 31 positions across our organization, $1 million for facilities-related charges, discussed below, $1 million for asset impairments, primarily consisting of fixed assets and capitalized software that have been retired, and $1 million of other charges. During 2012, we recognized restructuring charges totaling $44 million, including severance costs of $23 million related to workforce reductions of 226 positions across our organization, $10 million of facilities-related charges, discussed below, $9 million of asset impairments, primarily consisting of fixed assets and capitalized software that have been retired, and $2 million of other charges.

Restructuring Reserve

Severance

The accrued severance balance totaled $3 million at December 31, 2013 and $8 million at December 31, 2012 and is included in current liabilities in the Consolidated Balance Sheets. The majority of the remaining accrued severance balance will be paid during the first quarter of 2014. During 2013, $11 million of severance was paid.

Facilities-related

The facilities-related charges of $1 million for 2013 relate to lease rent accruals for facilities we no longer occupy due to facilities consolidation. The facilities-related charges of $10 million for 2012 relate to lease rent accruals for facilities we no longer occupy due to facilities consolidation of $5 million and the write-off and disposal of leasehold improvements and other assets. The lease rent costs included in the facilities-related charges are equal to the future costs associated with the facility, net of estimated proceeds from any future sublease agreements that could be reasonably obtained, based on management’s estimate. We will continue to evaluate these estimates in future periods, and thus, there may be additional charges or reversals relating to these facilities. The facilities-related restructuring reserve will be paid over several years until the leases expire. The facilities-related reserve balance, which totaled $1 million at December 31, 2013 and $3 million at December 31, 2012, is included in other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

4. Acquisitions and Divestiture

We completed the following acquisitions and strategic initiatives in 2013, 2012 and 2011. Financial results of each transaction are included in our Consolidated Statements of Income from the date of each acquisition or strategic initiative.

2013 Acquisitions

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Purchased Intangible Assets	Goodwill

	(in millions)
eSpeed	$1,239	$5	$715	$519
TR Corporate Solutions businesses	366	(37)	91	312

The amounts in the table above represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be recorded as of the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values for the above acquisitions during 2013.

Acquisition of eSpeed for Trading of U.S. Treasuries

On June 28, 2013, we acquired eSpeed from BGC for $1.2 billion. We acquired net assets, at fair value, totaling $5 million and purchased intangible assets of $715 million which consisted of $578 million for the eSpeed trade name, $121 million in customer relationships and $16 million in technology. The eSpeed businesses are part of our Market Services and Information Services segments.

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

NASDAQ OMX used the majority of the net proceeds from the issuance of the 2021 Notes to fund the cash consideration paid by us for the acquisition of eSpeed. See “3.875% Senior Unsecured Notes,” of Note 9, “Debt Obligations,” for further discussion.

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

We have estimated the useful life of the trade name to be indefinite. The useful life was based on several factors including the number of years the name has been in service, its popularity within the industry, and our intention to continue its use.

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

Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters

On May 31, 2013, we acquired the TR Corporate Solutions businesses, which provide insight, analytics and communications solutions, for $390 million ($366 million cash paid plus $24 million in working capital adjustments). We acquired net liabilities, at fair value, totaling $37 million and purchased intangible assets of $91 million which consisted of $89 million in customer relationships and $2 million in technology. The TR Corporate Solutions businesses are part of our Corporate Solutions business within our Technology Solutions segment.

NASDAQ OMX used cash on hand and borrowed $50 million under the revolving credit commitment to fund this acquisition. See “2011 Credit Facility,” of Note 9, “Debt Obligations,” for further discussion.

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

To determine the royalty rate we searched for and identified market transactions and royalty rates for comparable technology and relied on our estimates and expectations surrounding the relative importance of the acquired developed technologies, competing technologies, foreseeable shifts in the market, and expected royalty payments for comparable technologies. We also performed a profit split analysis, as described above in technology relating to eSpeed, for each separate acquired technology in order to estimate an acceptable royalty rate. Based on the information obtained and the profit spilt analysis, we selected a pre-tax royalty rate of 1.5% for the webhosting technology and 0.5% for the public relations and multimedia solutions technologies.

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

Formation of The NASDAQ Private Market Joint Venture

In March 2013, we formed a joint venture with SharesPost creating NPM, a marketplace for private growth companies. We own a majority interest in NPM, combining NASDAQ OMX’s resources, market and operating expertise with SharesPost’s web-based platform. Subject to regulatory approvals, NPM is expected to launch in the first quarter of 2014. NPM is part of our U.S. Listing Services business within our Listing Services segment.

EMCF and EuroCCP Merger

In December 2013, EMCF merged with EuroCCP, creating EuroCCP N.V., a new combined clearinghouse. NASDAQ OMX previously had a 22% equity interest in EMCF and, upon completion of the merger, currently has a 25% equity interest in EuroCCP N.V. EuroCCP N.V. combined the risk management and customer service organization of EuroCCP with the technology and operations infrastructure of EMCF. We account for our investment in EuroCCP N.V. under the equity method of accounting. We purchased the additional ownership interest in EuroCCP N.V. for an immaterial amount. See “Equity Method Investments,” of Note 6, “Investments,” for further discussion of our equity method investments.

Acquisition of Dutch Cash Equities and Equity Derivatives Trading Venue

In April 2013, we acquired a 25% equity interest in TOM, a Dutch cash equities and equity derivatives trading venue, for an immaterial amount. The terms of the transaction also provide us an option to acquire an additional 25.1% of the remaining shares at a future date. This transaction expanded our derivatives presence in Europe and is part of our Market Services segment. We account for our investment in TOM under the equity method of accounting. See “Equity Method Investments,” of Note 6, “Investments,” for further discussion of our equity method investments.

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

Acquisition of BWise

In May 2012, we acquired a 72% ownership interest in BWise, a Netherlands-based service provider that offers enterprise governance, risk management and compliance software and services to help companies track, measure and manage key organizational risks for approximately $57 million (47 million Euros) in cash. We have agreed to purchase the remaining 28% ownership interest in BWise in two separate transactions, resulting in 100% ownership by the first half of 2015 for a total purchase price of approximately $77 million (62 million Euros). We acquired net liabilities of $2 million and recorded a current deferred tax liability of $1 million and a non-current deferred tax liability of $8 million related to purchased intangible assets, resulting in total net liabilities acquired of $11 million. The total deferred tax liabilities of $9 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($35 million) and the tax basis ($0) of such assets multiplied by BWise’s effective tax rate of 25%. The purchased intangible assets of $35 million consisted of $23 million in customer relationships, $7 million in technology and $5 million for the BWise trade name. BWise is part of our Market Technology business within our Technology Solutions segment.

Due to changes in the anticipated performance of BWise, the estimated amount of future expected contingent purchase price obligations is $12 million at December 31, 2013 with payment dates through March 31, 2015. As a result, an $8 million reduction was recorded to merger and strategic initiatives expense in the Consolidated Statements of Income for 2013.

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

We finalized the allocation of the purchase price for BWise in the second quarter of 2013, NOS Clearing in the third quarter of 2013 and the index business of Mergent, Inc., including Indxis, in the fourth quarter of 2013. There were no adjustments to the provisional values for the above acquisitions during 2013.

2011 Acquisitions

Acquisition of Glide Technologies

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Purchased Intangible Assets	Goodwill

	(in millions)
Glide Technologies	$22	$(2)	$4	$20

In October 2011, we acquired Glide Technologies, a London-based service provider specializing in corporate communications and reputation management solutions, for $22 million in cash. We acquired net liabilities, at fair value, totaling $1 million and recorded a non-current deferred tax liability of $1 million related to purchased intangible assets, resulting in total net liabilities acquired of $2 million. The purchased intangible assets totaling $4 million consisted of technology and customer relationships. Glide Technologies is part of our Corporate Solutions business within our Technology Solutions segment.

We finalized the allocation of the purchase price for Glide Technologies in the fourth quarter of 2012. There were no adjustments to the provisional values for this acquisition during the year ended 2012.

Acquisition of the Business of RapiData

In December 2011, we acquired the business of RapiData LLC, a leading provider of machine-readable economic news to trading firms and financial institutions, for an immaterial amount. Through RapiData, we deliver U.S. government and other economic news directly from the source to customers interested in receiving information in an electronic feed. This service is part of our Market Data business within our Information Services segment.

Pro Forma Results and Acquisition-related Costs

The consolidated financial statements for the years ended December 31, 2013, 2012 and 2011 include the financial results of the above 2013, 2012 and 2011 acquisitions from the date of each acquisition. Pro forma financial results for the acquisitions completed in 2013, 2012 and 2011 have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.

Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Consolidated Statements of Income.

2012 Divestiture

In August 2012, we sold our majority-owned subsidiary IDCG to LCH Clearnet Group, Limited, or LCH.  Under the terms of the transaction, NASDAQ OMX received ordinary shares of LCH valued at 19 Euros per share, resulting in NASDAQ OMX having a 3.7% pro forma ownership in LCH at that time. We recorded a $14 million loss, which is included in loss on divestiture of business in the Consolidated Statements of Income for the year ended December 31, 2012. IDCG was part of our U.S. derivative trading and clearing business within our Market Services segment.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the year ended December 31, 2013:

	Market Services	Listing Services	Information Services	Technology Solutions	Total

	(in millions)
Balance at December 31, 2012	$2,955	$136	$1,964	$280	$5,335
Goodwill acquired	470	-	49	312	831
Foreign currency translation adjustment	8	-	6	6	20
Balance at December 31, 2013	$3,433	$136	$2,019	$598	$6,186

As of December 31, 2013, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $878 million, of which $501 million is related to our acquisition of eSpeed and $299 million is related to our acquisition of the TR Corporate Solutions businesses.

The goodwill acquired for Market Services and Information Services shown above relates to our acquisition of eSpeed in June 2013. The goodwill acquired for Technology Solutions shown above relates to our acquisition of the TR Corporate Solutions businesses. See “2013 Acquisitions,” of Note 4, “Acquisitions and Divestiture,” for further discussion.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	December 31, 2013				December 31, 2012
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)

	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$39	$(12)	$27	5	$26	$(10)	$16	5
Customer relationships	1,075	(292)	783	19	871	(238)	633	21
Other	5	(3)	2	8	6	(2)	4	8
Foreign currency translation adjustment	3	-	3		6	(1)	5
Total finite-lived intangible assets	$1,122	$(307)	$815		$909	$(251)	$658

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$-	$790		$790	$-	$790
Trade names	756	-	756		185	-	185
Licenses	51	-	51		51	-	51
Foreign currency translation adjustment	(26)	-	(26)		(34)	-	(34)
Total indefinite-lived intangible assets	$1,571	$-	$1,571		$992	$-	$992
Total intangible assets	$2,693	$(307)	$2,386		$1,901	$(251)	$1,650

Amortization expense for purchased finite-lived intangible assets was $63 million for the year ended December 31, 2013, $52 million for the year ended December 31, 2012 and $55 million for the year ended December 31, 2011. The increase in amortization expense in 2013 compared to 2012 was primarily due to amortization expense on identifiable finite-lived intangible assets purchased in connection with the acquisitions of eSpeed and the TR Corporate Solutions businesses offset by lower amortization expense on certain intangible assets that were impaired in the first quarter of 2013 as discussed below. The decrease in amortization expense in 2012 compared to 2011 was primarily due to lower amortization expense on certain intangible assets that were impaired in the second quarter of 2012 as discussed below, partially offset by amortization expense on identifiable finite-lived intangible assets purchased in connection with the acquisition of BWise in May 2012.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $3 million as of December 31, 2013) of purchased finite-lived intangible assets as of December 31, 2013 is as follows:

(in millions)
2014	$71
2015	69
2016	67
2017	65
2018	61
2019 and thereafter	479
Total	$812

Intangible Asset Impairment Charges

During 2013, we recorded non-cash intangible asset impairment charges totaling $14 million related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($7 million). These impairments resulted primarily from changes in the forecasted revenues associated with the acquired customer list of FTEN. The fair value of customer relationships was determined using the income approach, specifically the multi-period excess earnings method. The fair value of the trade name was determined using the income approach, specifically the RFRM. These charges are recorded in asset impairment charges in the Consolidated Statements of Income for 2013. These impairment charges related to our Market Services segment. However, for segment reporting purposes, these charges were allocated to corporate items based on the decision that these charges should not be used to evaluate the segment’s operating performance.

In the second quarter of 2012, we recorded non-cash intangible asset impairment charges totaling $28 million related to certain acquired finite-lived intangible assets associated with technology ($19 million), customer relationships ($6 million), and certain trade names ($3 million). These impairments resulted primarily from the replacement of certain acquired technology, as well as changes in the forecasted revenues associated with the acquired customer list of certain businesses. The fair value of technology and trademarks was determined using the income approach, specifically the RFRM. The fair value of customer relationships was determined using the income approach, specifically the multi-period excess earnings method. These charges were recorded in asset impairment charges in the Consolidated Statements of Income for 2012. Of the total impairment charge recorded during the second quarter of 2012, $17 million related to our Market Services segment and $11 million related to our Technology Solutions segment. However, for segment reporting purposes, these charges were allocated to corporate items based on the decision that these charges should not be used to evaluate the segments’ operating performance.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Consolidated Balance Sheets, were $162 million at December 31, 2013 and $201 million as of December 31, 2012. These securities are primarily comprised of Swedish government debt securities, of which $140 million as of December 31, 2013 and $134 million as of December 31, 2012 are assets utilized to meet regulatory capital requirements primarily for our clearing operations at NASDAQ OMX Nordic Clearing.

Available-for-Sale Investment Security

Investment in DFM

In the fourth quarter of 2013, we sold our available-for-sale investment security in DFM for $48 million and recorded a gain on the sale of $30 million, which is net of costs directly related to the sale, primarily broker fees. The gain is included in gain on sale of investment security in the Consolidated Statements of Income for the year ended December 31, 2013. As of December 31, 2012, our available-for-sale investment security in DFM was included in financial investments, at fair value in the Consolidated Balance Sheets. The adjusted cost basis of this security was $18 million and the fair value was $22 million. The gross change between the adjusted cost basis and fair value as of December 31, 2012 of $4 million was reflected as an unrealized holding gain in accumulated other comprehensive loss in the Consolidated Balance Sheets.

Equity Method Investments

The carrying amounts of our equity method investments totaled $30 million as of December 31, 2013 and $13 million as of December 31, 2012 and are included in other non-current assets in the Consolidated Balance Sheets. At December 31, 2013, our equity method investments consisted primarily of our equity interests in EuroCCP N.V. and TOM. At December 31, 2012, our equity method investments consisted primarily of our equity interest in EMCF. See “EMCF and EuroCCP Merger,” and “Acquisition of Dutch Cash Equities and Equity Derivatives Trading Venue,” of Note 4, “Acquisitions and Divestiture,” for further discussion. Income (loss) recognized from our equity interest in the earnings and losses of these equity method investments was a net loss of $2 million for the year ended December 31, 2013, a net loss of $1 million for the year ended December 31, 2012 and a net gain of $2 million for the year ended December 31, 2011.

In the first quarter of 2012, we recorded a non-cash, other-than-temporary impairment charge on our equity investment in EMCF of $12 million due to a decline in operations at EMCF during the three months ended March 31, 2012. This loss is included in asset impairment charges in the Consolidated Statements of Income for the year ended December 31, 2012.

Income (loss) recognized from our equity method investments is included in net income (loss) from unconsolidated investees in the Consolidated Statements of Income.

Cost Method Investment

The carrying amount of our cost method investment totaled $65 million as of December 31, 2013 and $37 million as of December 31, 2012 and is included in other non-current assets in the Consolidated Balance Sheets. Our cost method investment represents our ownership interest in LCH which was 5% as of December 31, 2013 and 3.7% as of December 31, 2012. The increase in our ownership interest of 1.3% was the result of our participation in LCH’s capital raise in May 2013, undertaken by LCH to meet increased regulatory capital requirements. We paid $28 million in cash for this additional investment. We account for this investment as a cost method investment as we do not control and do not exercise significant influence over LCH and there is no readily determinable fair value of LCH’s shares since they are not publicly traded. See “2012 Divestiture,” of Note 4, “Acquisitions and Divestitures,” for further discussion.

7. Property and Equipment, net

The following table presents our major categories of property and equipment, net:

	Year Ended December 31,
	2013	2012

	(in millions)
Data processing equipment and software	$511	$409
Furniture, equipment and leasehold improvements	216	203
Total property and equipment	727	612
Less: accumulated depreciation and amortization	(459)	(401)
Total property and equipment, net	$268	$211

Depreciation and amortization expense for property and equipment was $59 million for the year ended December 31, 2013, $52 million for the year ended December 31, 2012 and $54 million for the year ended December 31, 2011. The increase in depreciation and amortization expense in 2013 compared to 2012 was due to an increase in assets placed in service during 2013 primarily related to software. The decrease in depreciation and amortization expense in 2012 compared to 2011 is primarily due to our restructuring actions taken in 2012 which included the write-off and disposal of leasehold improvements and asset impairments primarily consisting of fixed assets and capitalized software which have been retired, partially offset by depreciation and amortization on assets placed into service in 2012. See Note 3, “Restructuring Charges,” for further discussion of our restructuring actions. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income.

As of December 31, 2013 and 2012, we do not own any real estate properties.

8. Deferred Revenue

Deferred revenue represents cash payments received that are yet to be recognized as revenue. At December 31, 2013, we estimate that our deferred revenue, which is primarily related to Listing Services and Technology Solutions revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(1)	Total

	(in millions)
Fiscal year ended:
2014	$11	$33	$25	$82	$151
2015	10	23	1	30	64
2016	8	14	-	24	46
2017	6	5	-	11	22
2018	4	-	-	5	9
2019 and thereafter	2	-	-	-	2
	$41	$75	$26	$152	$294

(1)  The timing of recognition of our deferred Technology Solutions revenues is dependent upon the completion of customization and any significant modifications made pursuant to existing Market Technology contracts and the timing of Corporate Solutions subscription-based contracts. As such, as it relates to Market Technology revenues, the timing represents our best estimate.

The changes in our deferred revenue during the years ended December 31, 2013 and 2012 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Balance at January 1, 2013	$36	$78	$32	$149	$295
Additions(1)	17	38	247	245	547
Amortization(1)	(12)	(41)	(247)	(254)	(554)
Translation adjustment	-	-	(6)	12	6
Balance at December 31, 2013	$41	$75	$26	$152	$294

Balance at January 1, 2012	$39	$86	$25	$128	$278
Additions(1)	11	31	213	98	353
Amortization(1)	(14)	(39)	(208)	(85)	(346)
Translation adjustment	-	-	2	8	10
Balance at December 31, 2012	$36	$78	$32	$149	$295

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

9. Debt Obligations

The following table presents the changes in the carrying amount of our debt obligations during the year ended December 31, 2013:

	December 31, 2012	Additions	Payments, Conversions, Accretion and Other	December 31, 2013

	(in millions)
2.50% convertible senior notes repaid August 15, 2013(1)	$91	$-	$(91)	$-
4.00% senior unsecured notes due January 15, 2015 (net of discount)(2)	399	-	1	400
5.55% senior unsecured notes due January 15, 2020 (net of discount)(2)	598	-	-	598
5.25% senior unsecured notes due January 16, 2018 (net of discount)(2)	368	-	-	368
3.875% senior unsecured notes due June 7, 2021 (net of discount)(2)	-	782	42	824
$1.2 billion senior unsecured five-year credit facility(3):
$450 million senior unsecured term loan facility credit agreement due September 19, 2016 (average interest rate of 1.57% for the period January 1, 2013 through December 31, 2013)	394	-	(45)	349
$750 million revolving credit commitment due September 19, 2016 (average interest rate of 1.36% for the period January 1, 2013 through December 31, 2013)	126	120	(151)	95
Total debt obligations	1,976	902	(244)	2,634
Less current portion	(136)	-	91	(45)
Total long-term debt obligations	$1,840	$902	$(153)	$2,589

(1) See “2.50% Convertible Senior Notes” below for further discussion.

(2) See “Senior Unsecured Notes” below for further discussion.

(3) See “2011 Credit Facility” below for further discussion.

2.50% Convertible Senior Notes

During the first quarter of 2008, in connection with the business combination with OMX AB, we completed the offering of the 2013 Convertible Notes.

Tender Offer, Early Extinguishment of Debt and Debt Repayment

On September 20, 2011, we commenced a cash tender offer for any and all of the $428 million aggregate principal amount outstanding of the 2013 Convertible Notes, or the Offer. As a result of the Offer, in October 2011, we recorded a pre-tax charge of $25 million consisting of the write-off of the associated unamortized debt discount of $22 million, debt issuance costs of $2 million, as well as other costs of $1 million. This charge was recorded in general, administrative and other expense in the Consolidated Statements of Income for 2011. The 2013 Convertible Notes purchased pursuant to the Offer were cancelled and are no longer outstanding.

The tender offer and early extinguishment of debt discussed above resulted in a remaining aggregate principal amount outstanding of the 2013 Convertible Notes of $93 million as of December 31, 2012. We repaid the remaining outstanding balance of the 2013 Convertible Notes in August 2013.

Interest Expense

Interest expense recognized on the 2013 Convertible Notes in the Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011

	(in millions)
Components of interest expense recognized on the 2013 Convertible Notes
Accretion of debt discount	$2	$3	$13
Contractual interest	1	3	9

Total interest expense recognized on the 2013 Convertible Notes	$3	$6	$22

Senior Unsecured Notes

4.00% and 5.55% Senior Unsecured Notes

In January 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes. The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of December 31, 2013, the balance of $400 million for the 2015 Notes and the balance of $598 million for the 2020 Notes reflect the aggregate principal amounts, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the Notes.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $8 million in connection with the issuance of the Notes. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was $1 million for each of the three years ended December 31, 2013, 2012 and 2011.

5.25% Senior Unsecured Notes

In December 2010, NASDAQ OMX issued $370 million of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes. We applied the net proceeds from the 2018 Notes of $367 million and cash on hand of $3 million to repay in full all amounts outstanding under a former bridge facility, as well as related fees.

The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of December 31, 2013, the balance of $368 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

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

Debt Issuance Costs

We incurred debt issuance costs of $3 million in connection with the issuance of the 2018 Notes. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for each of the three years ended December 31, 2013, 2012 and 2011.

3.875% Senior Unsecured Notes

In June 2013, NASDAQ OMX issued the 2021 Notes at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of December 31, 2013, the balance of $824 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2021 Notes.

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

The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The increase of $42 million noted in the “Payments, Conversions, Accretion and Other” column in the table above reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets for the year ended December 31, 2013.

We used the majority of the net proceeds from the offering of the 2021 Notes to fund the cash consideration payable by us for the acquisition of eSpeed and related expenses. We used the remaining proceeds for general corporate purposes. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” for further discussion of our acquisition of eSpeed.

Debt Issuance Costs

We incurred debt issuance and other costs of $7 million in connection with the issuance of the 2021 Notes. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was $1 million for 2013.

Credit Facilities

2011 Credit Facility

In September 2011, NASDAQ OMX entered into a $1.2 billion senior unsecured five-year credit facility which matures on September 19, 2016, or the 2011 Credit Facility. The 2011 Credit Facility consists of the 2016 Term Loan of $450 million and a $750 million revolving credit commitment (including a swingline facility and letter of credit facility). NASDAQ OMX applied the $450 million in proceeds from the 2016 Term Loan to repay in full the remaining $450 million principal amount outstanding on a former credit facility.

In October 2011, we borrowed $250 million under the revolving credit commitment and utilized cash on hand of $96 million in order to fund the purchase of the 2013 Convertible Notes tendered in the Offer. In November 2011, we made an optional prepayment of $24 million and in March 2012 we made an optional prepayment of $100 million on the revolving credit commitment. As a result, availability under the revolving credit commitment was $624 million as of December 31, 2012.

In May 2013, we borrowed $50 million under the revolving credit commitment to fund part of the acquisition of the TR Corporate Solutions businesses. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions and Divestiture,” for further discussion of our acquisition of the TR Corporate Solutions businesses. During the third quarter of 2013, we borrowed an additional $70 million under the revolving credit commitment and used the funds borrowed and cash on hand to pay down our 2013 Convertible Notes that matured in August 2013. During 2013, we repaid $151 million of the amount drawn on the revolving credit commitment. As of December 31, 2013, availability under the revolving credit commitment was $655 million.

The loans under the 2011 Credit Facility have a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the Federal Funds Rate, plus an applicable margin that varies with NASDAQ OMX’s debt rating.

Under the 2011 Credit Facility, we are required to pay quarterly principal payments equal to 2.50% of the aggregate original principal amounts borrowed under the 2016 Term Loan. In both 2013 and 2012, we made required quarterly principal payments totaling $45 million on the 2016 Term Loan.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the entry into the 2011 Credit Facility. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the 2011 Credit Facility. Amortization expense, which is recorded as additional interest expense for these costs, was $1 million for both 2013 and 2012 and was immaterial for 2011.

Other Credit Facilities

In addition to the revolving credit commitment under our 2011 Credit Facility discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At December 31, 2013, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $312 million ($219 million in available liquidity and $93 million to satisfy regulatory requirements), of which $11 million was utilized. At December 31, 2012, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

Debt Covenants

At December 31, 2013, we were in compliance with the covenants of all of our debt obligations.

10. Income Taxes

The income tax provision consists of the following amounts:

	Year Ended December 31,
	2013	2012	2011

	(in millions)
Current income taxes:
Federal	$134	$130	$129
State	21	37	34
Foreign	33	16	23
Total current income taxes	188	183	186
Deferred income taxes:
Federal	13	(10)	(18)
State	11	6	-
Foreign	4	20	22
Total deferred income taxes	28	16	4
Total income tax provision	$216	$199	$190

U.S. federal taxes have not been provided on undistributed earnings of certain non-U.S. subsidiaries to the extent such earnings will be reinvested abroad for an indefinite period of time. At December 31, 2013, the cumulative amount of undistributed earnings in these subsidiaries is approximately $167 million. We have the intent and ability to indefinitely reinvest the undistributed earnings of our non-U.S. subsidiaries.

A reconciliation of the income tax provision, based on the U.S. federal statutory rate, to our actual income tax provision for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011

	(in millions)
Federal income tax provision at the statutory rate	35.0%	35.0%	35.0%
State income tax provision, net of federal effect	2.9%	4.2%	3.3%
Non-U.S. subsidiary earnings	(4.4)%	(6.3)%	(6.3)%
Change in deferred taxes due to change in tax rate(1)	0.6%	2.3%	0.5%
Change in unrecognized tax benefits	4.8%	2.6%	1.0%
Other, net	(2.9)%	(1.5)%	(0.3)%
Actual income tax provision(1)	36.0%	36.3%	33.2%

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

The temporary differences, which give rise to our deferred tax assets and (liabilities), consisted of the following:

	December 31,
	2013	2012

	(in millions)
Deferred tax assets:
Deferred revenues	$36	$39
U.S. federal net operating loss	1	10
Foreign net operating loss	105	95
State net operating loss	1	4
Compensation and benefits	84	112
Foreign currency translation	231	103
Lease reserves	11	14
Tax credits	10	17
Other	17	14
Gross deferred tax assets	496	408

Deferred tax liabilities:
Amortization of software development costs and depreciation	(91)	(58)
Amortization of acquired intangible assets	(631)	(647)
Compensation and benefits	(12)	(18)
Other	(12)	(25)
Gross deferred tax liabilities	(746)	(748)
Net deferred tax liabilities before valuation allowance	(250)	(340)
Less: valuation allowance	(80)	(81)
Net deferred tax liabilities	$(330)	$(421)

A valuation allowance has been established with regards to the tax benefits primarily associated with certain net operating losses, as it is more likely than not that these benefits will not be realized in the future.

In 2013, our U.S. federal net operating loss of $1 million related to the acquisition of FTEN will expire in 2030. Our foreign net operating loss of $105 million, as of December 31, 2013, includes $58 million that will expire in years 2018 through 2023 and $47 million that has no expiration date. Also, our state net operating loss of $1 million, as of December 31, 2013, will expire in years 2014 through 2033. Our tax credits of $10 million include $7 million related to U.S. research and development credits that will expire in years 2018 through 2027, and $3 million related to non-U.S. tax credits that will expire in years 2014 through 2017.
The following represents the domestic and foreign components of income before income tax provision:

	Year Ended December 31,
	2013	2012	2011

	(in millions)
Domestic	$362	$355	$321
Foreign	238	193	252
Income before income tax provision	$600	$548	$573

In 2013, 2012 and 2011, we recorded income tax benefits of $16 million, $7 million and $10 million, respectively, primarily related to share-based compensation. These amounts were recorded as additional paid-in-capital in the Consolidated Balance Sheets.

We are subject to examination by federal, state and local, and foreign tax authorities. We regularly assess the likelihood of additional assessments by each jurisdiction and have established tax reserves that we believe are adequate in relation to the potential for additional assessments. We believe that the resolution of tax matters will not have a material effect on our financial condition but may be material to our operating results for a particular period and the effective tax rate for that period.

As of December 31, 2013 and 2012, there are $52 million and $27 million of unrecognized tax benefits that if recognized would affect our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Year Ended December 31,
2013	2012

(in millions)

Beginning balance	$32	$18
Additions as a result of tax positions taken in prior periods	17	16
Additions as a result of tax positions taken in the current period	11	3
Reductions related to settlements with taxing authorities	(1)	(5)
Reductions as a result of lapses of the applicable statute of limitations	(1)	-
Ending balance	$58	$32

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2013, we had accrued $8 million for interest and penalties, net of tax effect. As of December 31, 2012, we had accrued $5 million for interest and penalties, net of tax effect.

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2010 are currently under audit by the Internal Revenue Service. In 2013, we derecognized a previously recognized tax benefit associated with the audit of the federal income tax returns for the years 2007 through 2010, resulting in an increase to tax expense of $19 million.  This amount is offset by a credit to operating expenses of $19 million associated with a receivable under a tax sharing agreement with an unrelated party. We also recorded an increase to tax expense of $8 million associated with the $19 million receivable. This amount is partially offset by a credit to operating expenses of $4 million associated with a receivable under a tax sharing agreement with an unrelated party. We are subject to examination for 2011 and 2012 by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2010 and we are subject to examination for 2011 and 2012. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2006 through 2012. We anticipate that the amount of unrecognized tax benefits at December 31, 2013 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

 In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position for years 2009 through 2011, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. NASDAQ OMX has appealed the ruling by the Finnish Appeals Board to the Finnish Administrative Court. Through December 31, 2013, we have recorded tax benefits of $18 million associated with this filing position. Of this amount we have paid $12 million to the Finnish tax authorities. We have also paid $11 million in interest and penalties. In 2014 we will pay $6 million which represents the benefit taken in 2013. We expect the Finnish Administrative Court to agree with our position and, if so, NASDAQ OMX will receive a refund of $29 million.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Since the new legislation is unclear with regards to our ability to continue to claim such interest deductions, NASDAQ OMX has filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings. Since January 1, 2013, we have recorded tax benefits of $16 million, or $0.09 per diluted share, related to this matter. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

Other Tax Matters

In December 2012, the Swedish Tax Agency approved our 2010 amended VAT tax return and we received a cash refund for the amount claimed. In 2013, we filed VAT tax returns for 2011 and 2012 and utilized the same approach which was approved for the 2010 filing. However, even though the VAT return position was previously reviewed and approved by the Swedish Tax Agency, we were informed by the Swedish Tax Agency that our VAT refund claims for 2011 and 2012 are not valid. However, they will not seek reimbursement of the 2010 refund. We will appeal the finding by the Swedish Tax Agency. Through December 31, 2013, we have recorded benefits of $14 million associated with this position.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs from the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Consolidated Statements of Income:

	Year Ended December 31,
	2013	2012	2011
	(in millions)
Components of net periodic benefit cost:
Interest cost	$5	$6	$6
Expected return on plan assets	(5)	(5)	(5)
Recognized net actuarial loss	4	3	3
Curtailment loss	2	-	-
Net periodic benefit cost	$6	$4	$4

Benefit Obligations and Funded Status

The following table provides a reconciliation of the changes in the benefit obligation, the plan assets and the funded status of the NASDAQ OMX Benefit Plans:

	2013				2012
	Pension	SERP	Post-retirement	Total	Pension	SERP	Post-retirement	Total

Change in benefit obligation	(in millions)
Benefit obligation at beginning of year	$104	$33	$4	$141	$86	$30	$11	$127
Interest cost	4	1	-	5	4	2	-	6
Actuarial (gains) losses	-	-	(1)	(1)	1	-	(7)	(6)
Benefits paid	(2)	(2)	-	(4)	(4)	(2)	-	(6)
Settlements	(5)	-	-	(5)	-	-	-	-
(Gains) losses due to change in discount rate	(15)	(3)	-	(18)	17	3	-	20
Loss due to change in mortality rate	5	1	-	6	-	-	-	-
Benefit obligation at end of year	91	30	3	124	104	33	4	141
Change in plan assets
Fair value of plan assets at beginning of year	75	-	-	75	62	-	-	62
Actual return on plan assets	6	-	-	6	7	-	-	7
Company contributions	1	2	-	3	10	2	-	12
Benefits paid	(2)	(2)	-	(4)	(4)	(2)	-	(6)
Settlements	(5)	-	-	(5)	-	-	-	-
Fair value of plan assets at end of year	75	-	-	75	75	-	-	75
Underfunded status of the plans	(16)	(30)	(3)	(49)	(29)	(33)	(4)	(66)
Accumulated benefit obligation	$91	$30	$3	$124	$104	$33	$4	$141

The total underfunded status of the NASDAQ OMX Benefit Plans of $49 million at December 31, 2013 and $66 million at December 31, 2012 is included in other non-current liabilities and accrued personnel costs in the Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2014.

Actuarial Assumptions

The following tables provide the weighted-average actuarial assumptions for the NASDAQ OMX Benefit Plans.

Weighted-average assumptions used to determine benefit obligations at the end of the fiscal year:

	2013	2012
Discount rate:
Pension	4.90%	4.00%

SERP	4.90%	4.00%
Post-retirement	4.90%	4.00%

Weighted-average assumptions used to determine net benefit cost for the fiscal year:

	2013	2012	2011
Discount rate:
Pension	4.00%	5.00%	5.25%
SERP	4.00%	5.00%	5.25%
Post-retirement	4.00%	5.00%	5.25%
Expected return on plan assets:
Pension	7.75%	7.75%	8.00%
SERP	N/A	N/A	N/A
Post-retirement	N/A	N/A	N/A

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

For 2014, the weighted-average assumed healthcare cost trend rate used for post-retirement measurement purposes for the NASDAQ OMX Benefit Plans is 8.0%. A one percent increase or decrease in the assumed healthcare cost trend would have an immaterial effect on the post-retirement service and interest cost and post-retirement benefit obligation for our plans.

Plan Assets of the NASDAQ OMX Benefit Plans

NASDAQ OMX’s Pension and 401(k) Committee, which is comprised of employees of NASDAQ OMX, has oversight responsibility for the plan assets of the NASDAQ OMX Benefit Plans. The investment policy and strategy of the plan assets, which was adopted by NASDAQ OMX’s Pension and 401(k) Committee, is to provide for preservation of principal, both in nominal and real terms, in order to meet the long-term spending needs of the NASDAQ OMX Benefit Plans. We invest in securities per the target allocations stated below. Target allocations may change based on certain funded levels. Approximated allocations for plan assets as of December 31, 2013 were as follows:

Target Allocation
Equity securities	40%
Fixed income securities	44%
Other investment strategies and cash	16%
Total allocation	100%

 Asset allocations are reviewed quarterly and adjusted, as appropriate, to remain within target allocations. The investment policy is reviewed on an annual basis, with the advice of an investment consultant, to determine if the policy or asset allocation targets should be changed.

The fair value of the plan assets for the NASDAQ OMX Benefit Plans at December 31, 2013, by asset category and fair value hierarchy, are as follows:

	Total Benefit Plan Assets	Fair Value Measurements(1)
	as of December 31, 2013	Level 1	Level 2	Level 3
	(in millions)
Equity securities(2)	$30	$-	$30	$-
Fixed income securities(3)	32	3	29	-
Other investment strategies and cash(4)	13	3	-	10
Total benefit plan assets	$75	$6	$59	$10

(1)  See Note 15, “Fair Value of Financial Instruments,” for further discussion of fair value measurements.

(2)  Includes securities held in various classes of domestic, international and emerging market equities.

(3)  Includes investments in U.S. fixed income and emerging markets debt.

(4)  Includes cash, securities held in multi-strategy hedge funds, and securities held in real estate funds. Securities held in multi-strategy hedge funds are held in multiple asset classes and include investments in equity and fixed income securities. Securities held in real estate funds include investments in a real estate exchange traded fund and an open-end commingled fund.

As of December 31, 2012, total benefit plan assets of $75 million were held entirely in cash and cash equivalents due to a transition between investment managers and classified under Level 1 of the fair value hierarchy.

The change in Level 3 plan assets for the year ended December 31, 2013 is as follows:

	December 31, 2012(1)	Purchases	Net unrealized gains	December 31, 2013

Other investment strategies:	(in millions)
Real estate investment	$-	$2	$-	$2
Hedge fund investment	-	7	1	8
Total other investment strategies	$-	$9	$1	$10

(1)          There were no Level 3 plan assets as of December 31, 2012.

All Level 3 pension plan assets are valued by our independent third party  investment plan manager. The Level 3 plan assets in the real estate investment are valued using various valuation techniques which include the income capitalization approach, the sales comparison approach and the cost approach. The Level 3 plan assets in the hedge fund investment are valued based on the net asset value of the underlying investments.

The expected rate of return on plan assets for the NASDAQ OMX Benefit Plans represents our long-term assessment of return expectations which may change based on significant shifts in economic and financial market conditions. The long-term rate of return on plan assets is derived from return assumptions determined based on asset classes held and weighted based on the current target allocation for each class. Over the long term, our investments in equity securities are expected to return between 7% and 10%, investments in fixed income securities are expected to return between 2% and 7%, other investment strategies are expected to return between 6% and 7%, and cash is expected to return between 1% and 2%. While we considered the NASDAQ OMX Benefit Plans’ recent performance and other economic growth and inflation factors, which are supported by long-term historical data, the return expectations for each of these asset categories represents a long-term prospective return. Based on historical experience, the NASDAQ OMX Pension and 401(k) Committee expects that the plans’ asset managers overall will provide a modest (1% per annum) premium to their respective market benchmark indexes.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), as of December 31, 2013, consisted of the following amounts that have yet to be recognized in net periodic benefit costs for the NASDAQ OMX Benefit Plans:

	Pension	SERP	Post-retirement	Total

	(in millions)
Unrecognized net actuarial gain (loss)	$(29)	$(1)	$8	$(22)
Income tax benefit (expense)	12	-	(3)	9
Employee benefit plan adjustments, net of tax	$(17)	$(1)	$5	$(13)

Estimated Future Benefit Payments

We expect to make the following benefit payments to participants in the next ten fiscal years under the NASDAQ OMX Benefit Plans:

	Pension	SERP	Post-retirement	Total

Fiscal Year Ended:	(in millions)
2014	$3	$3	$-	$6
2015	4	3	-	7
2016	4	2	-	6
2017	4	12	-	16
2018	5	2	-	7
2019 through 2023	26	8	1	35
	$46	$30	$1	$77

 Non—U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Consolidated Statements of Income and were $19 million in 2013, $18 million in 2012 and $14 million in 2011.

As part of the acquisition of certain subsidiaries of Nord Pool, we assumed the obligation for several pension plans providing benefits for these employees. Employees covered under these pension plans are entitled to defined future pension benefits based on the number of years of employment and pay at retirement age. The measurement date of the plan obligations is December 31. The projected benefit obligation was $11 million at December 31, 2013 and $12 million at December 31, 2012. The fair value of the plan assets was $12 million at December 31, 2013 and $9 million at December 31, 2012. The overfunded status of the plans was $1 million at December 31, 2013 and the underfunded status of the plans was $3 million at December 31, 2012. We recorded a gain of $7 million in 2013 for these plans primarily due to a change in actuarial assumptions. The benefit cost for these plans was immaterial in 2012 and $2 million in 2011.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 4.0% of eligible employee contributions. Effective January 1, 2014, we increased our employer contribution match dollar for dollar to 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Consolidated Statements of Income was $6 million in 2013, $5 million in 2012 and $4 million in 2011.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Consolidated Statements of Income was $5 million in 2013, 2012 and 2011.

In December 2013, we announced changes to the ERC program. In 2014, we will reduce the basic ERC contribution for all plan participants and effective January 1, 2015, the ERC plan will be discontinued and no future contributions will be made.

Employee Stock Purchase Plan

We have an ESPP under which approximately 3.1 million shares of our common stock have been reserved for future issuance as of December 31, 2013.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Consolidated Statements of Income.

Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. During 2013, employees purchased 271,843 shares at a weighted-average price of $24.12, during 2012, employees purchased 289,923 shares at a weighted-average price of $19.34 and during 2011, employees purchased 246,850 shares at a weighted-average price of $20.64 under the ESPP. We recorded compensation expense of $3 million in 2013, $2 million in 2012 and $1 million in 2011 for the 15.0% discount that is given to our employees.

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

We also have a performance-based long-term incentive program for our chief executive officer, executive vice presidents and senior vice presidents that focuses on TSR. This program represents 100% of our chief executive officer’s and executive vice presidents’ long-term stock-based compensation and 50% of our senior vice presidents’ long-term stock-based compensation. Under the program, each individual receives PSUs with a three-year cumulative performance period that vest at the end of the performance period. Performance will be determined by comparing NASDAQ OMX’s TSR to two peer groups, each weighted 50%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the Standard & Poor 500 Index. NASDAQ OMX’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0% and 200% of the number of PSUs granted and will be determined by NASDAQ OMX’s overall performance against both peer groups. However, if NASDAQ OMX’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the TSR program using the Monte Carlo simulation model, as these awards contain a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the TSR program for the year ended December 31, 2013 and December 31, 2012:

	Year Ended December 31,
	2013	2012

Weighted-average risk free interest rate	0.45%	0.34%
Expected volatility(1)	31.4%	32.9%
Weighted-average fair value at grant date	$43.81	$22.50

(1)  We use historic volatility for PSU awards issued under the TSR program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the TSR program.

Summary of 2013 Equity Awards

In July 2013, we granted restricted stock to most active employees. The restricted stock granted included a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above. In 2013, we achieved the applicable performance parameters, and therefore, we will continue to expense the grant over the four-year vesting period.

Also in July 2013, certain officers received grants of 800,152 PSUs. Of these PSUs granted, 530,823 units are subject to the performance measures and vesting schedules of the TSR program as discussed above, and the remaining 269,329 units are subject to a one year performance period and generally vest ratably on an annual basis from December 31, 2014 through December 31, 2016.

During 2012, certain grants of PSUs with a one-year performance period exceeded the applicable performance parameters. As a result, an additional 28,028 units were considered granted during 2013.

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

Also in May 2012, certain officers received grants of 1,072,446 PSUs. Of these PSUs granted, 701,470 units are subject to the performance measure and vesting schedule under the TSR program discussed above, and the remaining 370,976 units are subject to a one year performance period and generally vest ratably on an annual basis from December 31, 2013 through December 31, 2015.

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

See “Summary of Stock Option Activity” and “Summary of Restricted Stock and PSU Activity” below for further discussion.

Common Shares Available Under Our Equity Plan

As of December 31, 2013, we had approximately 2.9 million shares of common stock authorized for future issuance under our Equity Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the years ended December 31, 2013, 2012 and 2011 in the Consolidated Statements of Income:

	Year Ended December 31,
	2013	2012	2011

	(in millions)
Share-based compensation expense before income taxes	$47	$46	$36
Income tax benefit	(19)	(18)	(14)
Share-based compensation expense after income taxes	$28	$28	$22

We estimated the fair value of stock option awards using the Black-Scholes valuation model. No stock option awards were granted during 2013 and 2012. The following assumptions were utilized for the year ended December 31, 2011:

2011

Expected life (in years)	5
Weighted-average risk free interest rate	2.16%
Expected volatility	27.0%
Dividend yield	-
Weighted-average fair value at grant date	$7.06

Our computation of expected life was based on historical exercise patterns. The interest rate for periods within the expected life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility was based on a market-based implied volatility. At the time of the 2011 grant, it was not our policy to declare or pay cash dividends on our common stock.

Summary of Stock Option Activity

A summary of stock option activity for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Stock Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price

Outstanding at December 31, 2010	10,112,842	$16.92
Granted(1)	1,267,430	25.28
Exercised	(1,030,721)	9.68
Forfeited or expired	(425,516)	26.85
Outstanding at December 31, 2011	9,924,035	$18.33
Exercised	(2,051,066)	7.37
Forfeited or expired	(327,192)	23.41
Outstanding at December 31, 2012	7,545,777	$21.10
Exercised	(2,346,220)	12.05
Forfeited or expired	(273,035)	24.32
Outstanding at December 31, 2013	4,926,522	$25.21

(1)  Stock options granted in 2011 primarily reflect our company-wide equity grants issued in March 2011, which include a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

We received net cash proceeds of $28 million from the exercise of approximately 2,346,220 stock options for the year ended December 31, 2013, received net cash proceeds of $15 million from the exercise of approximately 2,051,066 stock options for the year ended December 31, 2012 and received net cash proceeds of $10 million from the exercise of approximately 1,030,721 stock options for the year ended December 31, 2011. We present excess tax benefits from the exercise of stock options, if any, as financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2013:

			Outstanding				Exercisable
				Weighted-				Weighted-
				Average				Average
				Remaining		Aggregate		Remaining	Weighted-	Aggregate
			Number of	Contractual	Weighted-	Intrinsic		Contractual	Average	Intrinsic
			Stock	Term	Average	Value	Number	Term	Exercise	Value
Range of Exercise Prices			Options	(in years)	Exercise Price	(in millions)	Exercisable	(in years)	Price	(in millions)
$6.29	-	$19.74	304,168	1.03	$7.84	$10	301,932	0.99	$7.76	$10
$19.75	-	$25.01	2,010,519	5.82	20.61	39	1,159,676	5.58	21.03	22
$25.02	-	$35.91	1,367,775	6.37	25.29	20	448,133	4.78	25.30	6
$35.92	-	$45.59	1,244,060	3.01	36.81	4	1,244,060	3.01	36.81	4

Total			4,926,522	4.97	$25.21	$73	3,153,801	4.01	$26.59	$42

 The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on December 31, 2013 of $39.80 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $39.80 as of December 31, 2013, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of December 31, 2013 was 3.0 million. As of December 31, 2012, 5.3 million outstanding stock options were exercisable and the weighted-average exercise price was $20.52.

Total fair value of stock options vested was immaterial for the year ended December 31, 2013 and $11 million for the year ended December 31, 2012. The total pre-tax intrinsic value of stock options exercised was $48 million during 2013, $35 million during 2012 and $15 million during 2011.

At December 31, 2013, $1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1 year.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the years ended December 31, 2013, 2012 and 2011:

	Restricted Stock			PSUs
	Number of Awards		Weighted-Average Grant Date Fair Value	Number of Awards		Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2010	2,759,091		$22.00	1,098,629		$24.25
Granted	1,393,373	(1)	25.31	651,510	(2)	25.14
Vested	(353,235)		24.26	(279,447)		28.70
Forfeited	(427,896)		22.28	(155,512)		27.94
Unvested balances at December 31, 2011	3,371,333		$23.10	1,315,180		$23.33
Granted	1,478,855	(1)	23.62	1,363,670	(2)	23.28
Vested	(1,295,030)		23.39	(702,486)		23.74
Forfeited	(350,970)		23.29	(96,565)		23.30
Unvested balances at December 31, 2012	3,204,188		$23.20	1,879,799		$23.14
Granted	1,182,870	(1)	32.69	828,180	(2)	39.68
Vested	(266,724)		23.77	(512,890)		22.68
Forfeited	(293,864)		24.40	(279,488)		25.77

Unvested balances at December 31, 2013	3,826,470	$25.96	1,915,601	$30.03

(1)  Restricted stock granted in 2013, 2012 and 2011 primarily reflect our company wide grants, which include a performance-based accelerated vesting feature based on achievement of specific levels of corporate performance, as described above.

(2)  PSUs granted in 2013, 2012 and 2011 primarily reflect awards issued to certain officers, as described above.

At December 31, 2013, $80 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.7 years.

13. NASDAQ OMX Stockholders’ Equity

Common Stock

At December 31, 2013, 300,000,000 shares of our common stock were authorized, 214,419,155 shares were issued and 169,357,084 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of NASDAQ OMX common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of NASDAQ OMX common stock.

Common Stock in Treasury, at Cost

We held 45,062,071 shares of common stock in treasury as of December 31, 2013 and 47,821,070 shares as of December 31, 2012. The decrease during the year ended December 31, 2013 was primarily due to shares of common stock in treasury reissued under our share-based compensation program, partially offset by our share repurchase program. See “Share Repurchase Program” below for further discussion of our share repurchase programs and Note 12, “Share-Based Compensation,” for further discussion of our share-based compensation program.

Share Repurchase Program

In the third quarter of 2012, our board of directors authorized the repurchase of up to $300 million of our outstanding common stock, of which $225 million was available as of December 31, 2012. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases are funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time. In April 2013, we announced that the share repurchase program is temporarily suspended.

During 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of December 31, 2013, the remaining amount authorized for share repurchases under the program was $215 million.

Other Repurchases of Common Stock

For the year ended December 31, 2013, we repurchased 318,058 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At December 31, 2013 and 2012, 1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

Cash Dividends on Common Stock

During 2013, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)
January 31, 2013	$0.13	March 14, 2013	$21	March 28, 2013
April 24, 2013	$0.13	June 14, 2013	$22	June 28, 2013
July 24, 2013	$0.13	September 13, 2013	$22	September 27, 2013
October 21, 2013	$0.13	December 13, 2013	$22	December 27, 2013

(1)   These amounts were recorded in retained earnings in the Consolidated Balance Sheets at December 31, 2013.

In January 2014, pursuant to delegated authority, the board of directors declared a regular quarterly cash dividend of $0.13 per share on our outstanding common stock. The dividend is payable on March 28, 2014 to shareholders of record at the close of business on March 14, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Accumulated Other Comprehensive Loss

The following table outlines the components of accumulated other comprehensive loss:

	Unrealized Holding	Foreign		Accumulated
	Gains on	Currency	Employee	Other
	Available-For-Sale	Translation	Benefit Plan	Comprehensive
	Investment Securities	Adjustments (1)	Adjustments(2)	Loss

	(in millions)
Gross balance, December 31, 2012	$4	$(265)	$(43)	$(304)
Income taxes	1	100	18	119
Net balance, December 31, 2012	$5	$(165)	$(25)	$(185)

Gross balance, December 31, 2013	$-	$(282)	$(22)	$(304)
Income taxes	1	227	9	237
Net balance, December 31, 2013	$1	$(55)	$(13)	$(67)

(1)	Amounts include cumulative gains and losses on foreign currency translation adjustments from non-U.S. subsidiaries for which the functional currency is other than the U.S. dollar.
(2)	Amounts primarily represent unrecognized net actuarial gains (losses) related to the NASDAQ OMX Benefit Plans.

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2013	2012	2011
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$385	$352	$387
Denominator:
Weighted-average common shares outstanding for basic earnings per share(1)	166,932,103	168,254,653	176,331,819
Weighted-average effect of dilutive securities:
Employee equity awards	3,969,766	4,317,577	3,644,946
Issuance of common stock related to the acquisition of eSpeed(2)	364,277	-	-
3.75% convertible notes(3)	-	15,640	34,482
Weighted-average common shares outstanding for diluted earnings per share	171,266,146	172,587,870	180,011,247
Basic and diluted earnings per share:
Basic earnings per share	$2.30	$2.09	$2.20
Diluted earnings per share	$2.25	$2.04	$2.15

(1)  The decrease in the weighted-average common shares outstanding for basic and diluted earnings per share primarily reflects the weighted-average impact of purchases related to our share repurchase programs made in 2013, 2012 and 2011. See “Share Repurchase Program,” of Note 13, “NASDAQ OMX Stockholders’ Equity,” for further discussion.

(2)  See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisition and Divestiture,” for further discussion.

(3)  In June 2012, the remaining $0.5 million of our 3.75% convertible notes outstanding was converted into 34,482 shares of common stock in accordance with the terms of the notes.

Stock options to purchase 4,926,522 shares of common stock and 5,742,071 shares of restricted stock and PSUs were outstanding at December 31, 2013. For the year ended December 31, 2013, we included 3,677,618 of the outstanding stock options and 5,238,843 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy as of December 31, 2013 and 2012. The following table presents for each of the above hierarchy levels, our financial assets that are measured at fair value on a recurring basis as of December 31, 2013 and 2012. We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012.

	December 31, 2013
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$162	$162	$-	$-
Default fund and margin deposit investments(2)	1,867	774	1,093	-
Total	$2,029	$936	$1,093	$-

	December 31, 2012
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$223	$223	$-	$-
Default fund and margin deposit investments(2)	175	175	-	-
Total	$398	$398	$-	$-

(1)  As of December 31, 2013, balance is comprised of trading securities, mainly Swedish government debt securities, of $162 million. As of December 31, 2012, balance is primarily comprised of trading securities, mainly Swedish government debt securities, of $201 million. Of these securities, $140 million as of December 31, 2013 and $134 million as of December 31, 2012 are assets utilized to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. As of December 31, 2012, this balance also included our available-for-sale investment security in DFM which had a fair value of $22 million. In the fourth quarter of 2013 we sold this investment security. See Note 6, “Investments,” for further discussion of our trading investment securities and available-for-sale investment security.

(2)  Default fund and margin deposit investments include cash contributions invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Of the total balance of $1,961 million recorded in the Consolidated

Balance Sheets as of December 31, 2013, $1,093 million of cash contributions have been invested in reverse repurchase agreements and $774 million of cash contributions have been invested in highly rated government debt securities and term deposits. The remainder of this balance is held in cash. As of December 31, 2012, $175 million of cash contributions were invested in highly rated government debt securities. See Note 16, “Clearing Operations,” for further discussion of default fund contributions and margin deposits.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $2.8 billion at December 31, 2013 and $2.1 billion at December 31, 2012. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt is categorized as Level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 9, “Debt Obligations.”

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

NASDAQ OMX Nordic Clearing maintains three member sponsored default funds: one related to financial markets, one related to commodities markets, and a mutualized fund. Under this structure, NASDAQ OMX Nordic Clearing and its clearing members must contribute to the total regulatory capital related to the clearing operations of NASDAQ OMX Nordic Clearing. This structure applies an initial separation of default fund contributions for the financial and commodities markets in order to create a buffer for each market’s counterparty risks. Simultaneously, a mutualized default fund provides capital efficiencies to NASDAQ OMX Nordic Clearing with regard to total regulatory capital required. See “Default Fund Contributions” below for further discussion of NASDAQ OMX Nordic Clearing’s default fund. Power of assessment and a liability waterfall also have been implemented. See “Power of Assessment” and “Liability Waterfall” below for further discussion. These requirements ensure the alignment of risk between NASDAQ OMX Nordic Clearing and its clearing members.

Default Fund Contributions and Margin Deposits

As of December 31, 2013, clearing member default fund contributions and margin deposits were as follows:

	December 31, 2013
	Cash Contributions(1)(2)	Non-Cash Contributions	Total Contributions

	(in millions)
Default fund contributions	$246	$112	$358
Margin deposits	1,715	8,998	10,713
Total	$1,961	$9,110	$11,071

(1)  As of December 31, 2013, in accordance with its investment policy, NASDAQ OMX Nordic Clearing has invested cash contributions of $1,093 million in reverse repurchase agreements and $774 million in highly rated government debt securities. The remainder of this balance is held in cash and term deposits.

(2)  Pursuant to clearing member agreements, we pay interest on cash contributions to clearing members.

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in both the financial and commodities markets, contributions must be made to both markets’ default funds. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Clearing members’ cash contributions are included in default funds and margin deposits in the Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by NASDAQ OMX Nordic Clearing. Non-cash contributions are pledged assets that are not recorded in the Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default. In addition to clearing members’ required contributions to the default funds, NASDAQ OMX Nordic Clearing is also required to contribute capital to the default funds and overall regulatory capital as specified under its clearinghouse rules. As of December 31, 2013, NASDAQ OMX Nordic Clearing committed capital totaling $94 million to the member sponsored default funds and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Consolidated Balance Sheets. The combined regulatory capital of the clearing members and NASDAQ OMX Nordic Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

Other Capital Contributions by NASDAQ OMX Nordic Clearing

NASDAQ OMX Nordic Clearing maintains a $93 million credit facility which may be utilized in certain situations to satisfy regulatory requirements, none of which was utilized as of December 31, 2013.

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

In April 2013, NASDAQ OMX Nordic Clearing implemented a new collateral management process. With the implementation of this new process, NASDAQ OMX Nordic Clearing now maintains and manages all cash deposits related to margin collateral. Since all risks and rewards of collateral ownership, including interest, belong to NASDAQ OMX Nordic Clearing, these cash deposits are recorded in default funds and margin deposits in the Consolidated Balance Sheets as both a current asset and current liability. Prior to the implementation of the new collateral management process, all collateral was maintained at a third-party custodian bank for the benefit of the clearing members and was immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default. The pledged margin collateral was not recorded in our Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belonged to the counterparty. Assets pledged are held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default.

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

As mentioned above, NASDAQ OMX Nordic Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. NASDAQ OMX Nordic Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of December 31, 2013.

The market value of derivative contracts outstanding prior to netting was as follows:

December 31, 2013
(in millions)
Commodity forwards and options(1)(2)	$1,795
Fixed-income options and futures(2)(3)	311
Stock options and futures(2)(3)	307
Index options and futures(2)(3)	237
Total	$2,650

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

(3)  We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

The total number of derivative contracts cleared through NASDAQ OMX Nordic Clearing for the years ended December 31, 2013 and 2012 was as follows:

	December 31, 2013	December 31, 2012
Commodity forwards and options(1)	675,442	879,737
Fixed-income options and futures	22,834,003	32,915,646
Stock options and futures	23,583,178	29,480,517
Index options and futures	29,960,888	42,262,577
Total	77,053,511	105,538,477

(1)  The total volume in cleared power related to commodity contracts was 1,680 Terawatt hours (TWh) for the year ended December 31, 2013 and 1,703 TWh for the year ended December 31, 2012.

The outstanding contract value of resale and repurchase agreements was $4.1 billion as of December 31, 2013. The total number of contracts cleared was 4,634,564 for the year ended December 31, 2013 and was 3,601,969 for the year ended December 31, 2012.

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

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•junior capital contributed by NASDAQ OMX Nordic Clearing, which totaled $22 million at December 31, 2013;

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

•senior capital contributed by NASDAQ OMX Nordic Clearing, calculated in accordance with clearinghouse rules to be $23 million at December 31, 2013; and

•mutualized default fund, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis.

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

Through its clearing operations, NOS Clearing is the legal counterparty for, and guarantees the fulfillment of, each contract cleared. These contracts are not used by NOS Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, NOS Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, NOS Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. In accordance with the rules and regulations of NOS Clearing, clearing members’ open positions are aggregated to create a single portfolio for which margin collateral requirements are calculated. The market value of derivative contracts outstanding, prior to netting, was $53 million as of December 31, 2013. The total number of derivative contracts cleared through NOS Clearing was 2,101,634 for the year ended December 31, 2013 and 1,778,414 for the year ended December 31, 2012.

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

As of December 31, 2013, NOS Clearing committed capital to the default funds in the form of cash totaling $42 million. This committed capital is reflected as restricted cash in the Consolidated Balance Sheets. Clearing members’ pledged default fund contributions and margin collateral totaled $534 million as of December 31, 2013 and is not recorded in our Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty.

U.S. Clearing

In the third quarter of 2013, NOCC entered into a strategic alliance with NGX. Together NGX and NOCC provide a solution for transacting in physical energy in the U.S. NGX offers trading and clearing services for the alliance and NOCC contributes account management, product development, and scheduling resources. Since NGX is now the counterparty to all transactions and clearing arrangements, NOCC transferred all positions to NGX, returned collateral to customers, terminated its letters of credit from banks, and cancelled all contracts with customers.

Prior to the alliance with NGX, NOCC, through riskless principal trading and clearing, was the legal counterparty for each customer position traded and NOCC thereby guaranteed the fulfillment of each of its customer’s transactions.

Market participants at NOCC were required to meet certain minimum financial standards to mitigate the risk that they became unable to satisfy their obligations and provided collateral to cover the daily margin call as needed. Customer pledged cash collateral held by NOCC, which was $33 million at December 31, 2012, was included in default funds and margin deposits as both a current asset and current liability in the Consolidated Balance Sheets, as the risks and rewards of collateral ownership, including interest income, belonged to NOCC.

17. Leases

We lease office space and equipment under non-cancelable operating leases with third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

As of December 31, 2013, future minimum lease payments under non-cancelable operating leases (net of sublease income) are as follows:

	Gross Lease	Sublease	Net Lease
	Commitments	Income	Commitments
	(in millions)
Year ending December 31:
2014	$83	$5	$78
2015	81	3	78
2016	74	3	71
2017	46	2	44
2018	42	2	40
Thereafter	152	13	139
Total future minimum lease payments	$478	$28	$450

Rent expense for operating leases (net of sublease income of $3 million in 2013 and $4 million in 2012 and 2011) was $84 million in 2013, $83 million in 2012 and $87 million in 2011.

18. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 16, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. Financial guarantees issued to us totaled $20 million at December 31, 2013 and $7 million at December 31, 2012. At December 31, 2013, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $312 million ($219 million in available liquidity and $93 million to satisfy regulatory requirements), $11 million of which was utilized. At December 31, 2012, these facilities totaled $310 million ($217 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized.

Execution Access has a clearing arrangement with Cantor Fitzgerald. As of December 31, 2013, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our consolidated balance sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $16 million as of December 31, 2013 and $18 million at December 31, 2012. These guarantees are primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $2 million as of December 31, 2013 and $5 million as of December 31, 2012 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for the above guarantees.

Other Commitments

In connection with our acquisition of BWise, we have agreed to purchase the remaining 28% ownership interest in two separate transactions, resulting in 100% ownership by the first half of 2015. As of December 31, 2013, the estimated amount of these payments totaled $12 million. See “Acquisition of BWise,” of Note 4, “Acquisitions and Divestiture,” for further discussion.

In connection with the launch of NASDAQ OMX NLX, we have entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since these payments are not currently probable and the amount cannot be quantified as of December 31, 2013, no contingent liability is recorded in the Consolidated Balance Sheets for these payments.

Voluntary Accommodation Program

In connection with the initial public offering by Facebook on May 18, 2012, systems issues were experienced at the opening of trading of Facebook shares. We announced a one-time program for voluntary accommodations to qualifying members of up to $62 million, for which a liability was recorded as this program was approved by the SEC in March 2013. This program expanded the pool available for qualified losses arising directly from the system issues.

In October 2013, NASDAQ OMX announced the completion of initial review by The Market Regulation Department of FINRA of all claims submitted by qualifying members. Thereafter, NASDAQ OMX informed claimants that FINRA would be conducting additional analysis with regard to one category of claims. Upon the completion of this additional analysis, the total value of valid submitted claims was determined to be $44 million. NASDAQ OMX submitted to the SEC a filing that provided a report on the administration of the voluntary accommodation program. After the filing became effective, our liability was reduced to $44 million and payment of valid claims totaling $44 million was made in the fourth quarter of 2013.

Escrow Agreements

In connection with our acquisitions of FTEN, Glide Technologies, and the index business of Mergent, Inc., including Indxis, we entered into escrow agreements to secure the payments of post-closing adjustments and to ensure other closing conditions. At December 31, 2013, these escrow agreements provide for future payments of $12 million and are included in other current liabilities and other non-current liabilities in the Consolidated Balance Sheets.

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

Litigation

As previously disclosed, we became a party to several legal and regulatory proceedings in 2012 and 2013 relating to the Facebook IPO that occurred on May 18, 2012. We believe that the legal actions filed against NASDAQ OMX are without merit and intend to defend them vigorously.

As described in our Annual Report on Form 10-K for the year ended December 31, 2012, we are named as a defendant in a consolidated matter captioned In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389 (S.D.N.Y.). On April 30, 2013, lead plaintiffs in the consolidated matter filed a consolidated amended complaint, naming our Chief Executive Officer and our prior Chief Information Officer as new defendants in connection with their roles in the Facebook IPO. The amended complaint alleges that each violated Section 20(a) of the Securities Exchange Act of 1934, or the Act, and Rule 10b-5, promulgated under the Act. By opinion and order entered December 16, 2013, the District Court for the Southern District of New York granted in part and denied in part our motion to dismiss the consolidated amended complaint. The court held that the doctrine of self-regulatory organization immunity bars plaintiffs’ negligence and securities laws claims to the extent they arise from our decisions not to halt trading or cancel trades on the day of the Facebook IPO, but not to the extent they arise from the design, promotion, and testing of our technology systems in advance of the IPO. The court also held that the economic loss doctrine does not bar plaintiffs’ negligence claims, and that the consolidated amended complaint pleads plaintiffs’ securities laws claims sufficiently to withstand a motion to dismiss. We are appealing the ruling on the motion to dismiss to the Second Circuit Court of Appeals.

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

Also as previously disclosed, the staff of the SEC’s Division of Enforcement conducted an investigation relating to the systems issues experienced with the Facebook IPO. On May 29, 2013, the Commission accepted our offer of settlement, resolving this matter.  As part of the settlement, our subsidiaries, The NASDAQ Stock Market LLC and NASDAQ Execution Services LLC, agreed to implement several measures aimed at preventing future violations of the Act and the rules and regulations promulgated thereunder. We fully implemented and provided the SEC with a certification of our compliance with these undertakings by December 31, 2013 as agreed. In addition, The NASDAQ Stock Market LLC paid a $10 million penalty to the United States Treasury.

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

19. Business Segments

Since January 1, 2013, we manage, operate and provide our products and services in four business segments: Market Services, Listing Services, Information Services and Technology Solutions. All prior period segment disclosures have been recast to reflect our change in reportable segments.

Prior to January 1, 2013, we managed, operated and provided our products and services in three business segments: Market Services, Issuer Services and Market Technology.

Certain other prior year amounts have been reclassified to conform to the current year presentation.

Our Market Services segment includes our derivative trading and clearing, cash equity trading, fixed income trading, and access and broker services businesses.  We offer trading on multiple exchanges and facilities across several asset classes, including derivatives, cash equity, debt, commodities, structured products and ETFs. In addition, in some of the countries where we operate exchanges, we also provide investment firm, clearing, settlement and central depository services. Our transaction-based platforms provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues. In addition, eSpeed’s electronic benchmark U.S. Treasury brokerage and co-location service businesses are part of our Market Services segment. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” for further discussion.

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

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses. Our Corporate Solutions business provides customer support services, products and programs to customers, including companies listed on our exchanges. Through Corporate Solutions offerings, companies gain access to innovative products and software solutions and services that ease transparency, mitigate risk, maximize board efficiency and facilitate better corporate governance. In 2013, we acquired the TR Corporate Solutions businesses. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions and Divestiture,” for further discussion. With the acquisition of the TR Corporate Solutions businesses, Corporate Solutions revenues primarily include product revenues from the following key areas: Governance, Investor Relations, Multimedia Solutions and Public Relations businesses. Our Market Technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business is also the sales channel for our complete global offering to other marketplaces. Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination to markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to smaller African markets. Our solutions can handle a wide array of assets including cash equities, currencies, various interest-bearing securities, commodities, energy products and derivatives. Market Technology also provides broker services and enterprise governance, risk management and compliance software and services.

Our management allocates resources, assesses performance and manages these businesses as four separate segments. We evaluate the performance of our segments based on several factors, of which the primary financial measure is operating income. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance. These amounts include, but are not limited to, amounts related to our voluntary accommodation program, expenses paid with respect to an SEC matter, restructuring actions, mergers and strategic initiatives, and financing activities. See below for further discussion.

The following table presents certain information regarding these operating segments for the years ended December 31, 2013, 2012 and 2011.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations	Consolidated
	(in millions)
2013
Total revenues	$2,092	$228	$442	$449	$-	$3,211
Cost of revenues	(1,316)	-	-	-	-	(1,316)
Revenues less transaction rebates, brokerage, clearance and exchange fees	776	228	442	449	-	1,895
Depreciation and amortization	79	3	11	29	-	122
Operating income (loss)(1)	322	92	321	39	(86)	688
Total assets(2)	7,789	262	2,557	1,108	861	12,577
Purchase of property and equipment	47	5	9	54	-	115

2012
Total revenues	$2,206	$224	$406	$284	$-	$3,120
Cost of revenues	(1,446)	-	-	-	-	(1,446)
Revenues less transaction rebates, brokerage, clearance and exchange fees	760	224	406	284	-	1,674
Depreciation and amortization	73	4	10	17	-	104
Operating income (loss)(3)	322	94	296	22	(44)	690
Total assets(2)	4,981	254	2,456	625	816	9,132
Purchase of property and equipment	52	4	8	23	-	87

2011
Total revenues	$2,553	$236	$391	$258	$-	$3,438
Cost of revenues	(1,748)	-	-	-	-	(1,748)
Revenues less transaction rebates, brokerage, clearance and exchange fees	805	236	391	258	-	1,690
Depreciation and amortization	74	4	9	19	3	109
Operating income (loss)(4)	344	102	282	35	(67)	696
Total assets(2)	10,007	242	2,356	594	892	14,091

Purchase of property and equipment	54	5	8	19	2	88

(1)  The 2013 corporate items and eliminations primarily include:

•Expense related to our voluntary accommodation program of $44 million;

•Merger and strategic initiatives expense of $22 million;

•Expenses paid with respect to an SEC matter of $10 million; and

•Restructuring charges of $9 million.

(2)  Total assets increased $3.4 billion at December 31, 2013 as compared to December 31, 2012 primarily due to an increase in default funds and margin deposits, reflecting the implementation of our collateral management process at NASDAQ OMX Nordic Clearing in 2013 and an increase in goodwill and intangible assets associated with the acquisitions of the TR Corporate Solutions businesses and eSpeed in 2013. Total assets decreased $5.0 billion at December 31, 2012 as compared to December 31, 2011 primarily due to our new clearing structure which significantly changed the nature and extent of the risk of loss to NASDAQ OMX Nordic Clearing in the event of a member default. As a result, we no longer record derivative positions or resale and repurchase agreements in the Consolidated Balance Sheet.

(3)  The 2012 corporate items and eliminations primarily include:

•Costs associated with restructuring charges of $44 million. See Note 3, “Restructuring Charges,” for further discussion;

•Special legal expenses of $7 million from the proposed voluntary accommodation program and other expenses related to the systems issues experienced at the time of the Facebook IPO; and

•Merger and strategic initiative costs of $4 million, partially offset by;

•Income from open positions of $11 million relating to the operations of the exchange.

 (4)  The 2011 corporate items and eliminations primarily include:

•Merger and strategic initiative costs of $38 million primarily related to costs incurred for advisors, bank commitment fees, legal and other professional services related to our joint proposal to acquire NYSE Euronext, as well as costs related to our acquisition of Glide Technologies in October 2011; and

•Debt extinguishment and refinancing charges of $31 million. See “2.50% Convertible Senior Notes,” and “2011 Credit Facility,” of Note 9, “Debt Obligations,” for further discussion.

For further discussion of our segments’ results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

Geographic Data

The following table presents revenues and property and equipment, net by geographic area for 2013, 2012 and 2011. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

		Property and
	Total	Equipment,
	Revenues	Net
	(in millions)
2013:
United States	$2,386	$166
All other countries(1)	825	102
Total	$3,211	$268

2012:
United States	$2,423	$131
All other countries(1)	697	80
Total	$3,120	$211

2011:
United States	$2,707	$125
All other countries(1)	731	68
Total	$3,438	$193

(1)  Property and equipment, net for all other countries primarily includes assets held in Sweden.

No single customer accounted for 10.0% or more of our revenues in 2013, 2012 and 2011.

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2013

(in millions)

	Reserve for Bad Debts
	2013	2012	2011

Balance at beginning of period	$5	$3	$3
Additions:
Charges to income	5	6	4
Recoveries of amounts previously written-off	-	-	1
Deductions:
Charges for which reserves were provided	(1)	(4)	(5)
Balance at end of period	$9	$5	$3

1

Exhibit Index

Exhibit Number

2.1

Purchase Agreement, dated as of April 1, 2013, among The NASDAQ OMX Group, Inc., BGC Partners, Inc., BGC Holdings, L.P., BGC Partners, L.P., and, solely for purposes of certain sections thereof, Cantor Fitzgerald, L.P. (incorporated herein by reference to Exhibit 2.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 8, 2013).

2.2

Asset Purchase Agreement, dated as of May 17, 2013, among NASDAQ OMX Corporate Solutions, LLC, Thomson Reuters (Markets) LLC, Thomson Reuters Global Resources, and, solely for purposes of certain sections thereof, The NASDAQ OMX Group, Inc. and Thomson Reuters Corporation (incorporated herein by reference to Exhibit 2.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 8, 2013).

3.1	Amended and Restated Certificate of Incorporation of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.1.1	Certificate of Elimination of NASDAQ OMX’s Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.2	By-Laws of NASDAQ OMX (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 28, 2014).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on April 30, 2001).

4.2

The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.2.1

First Amendment to The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 19, 2009, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to
Exhibit 4.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).

4.3

Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.3.1

First Amendment to Registration Rights Agreement, dated as of February 19, 2009, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to
Exhibit 4.11.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).

4.4

Indenture, dated as of January 15, 2010, between NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 19, 2010).

4.5

First Supplemental Indenture, dated as of January 15, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

4.6

Second Supplemental Indenture, dated as of December 17, 2010, among NASDAQ OMX and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 21, 2010).

4.7

NASDAQ Stockholders’ Agreement, dated as of December 16, 2010, between The NASDAQ OMX Group, Inc. and Investor AB (incorporated herein by reference to Exhibit 4.12 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).

4.8

Indenture, dated as of June 7, 2013, between The NASDAQ OMX Group, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 10, 2013).

4.9

Supplemental Indenture, dated as of June 7, 2013, among The NASDAQ OMX Group, Inc., Wells Fargo Bank, National Association, as Trustee, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Luxembourg S.A., as registrar and transfer agent (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 10, 2013).

4.10

Registration Rights Agreement, dated as of June 28, 2013, by and among The NASDAQ OMX Group, Inc., BGC Partners, Inc., BGC Holdings, L.P. and BGC Partners, L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2013).

10.1	Amended and Restated Board Compensation Policy, effective on October 17, 2013.*

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

10.5

Form of NASDAQ OMX Restricted Stock Unit Award Certificate (directors) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 7, 2013).*

10.6

Form of NASDAQ OMX One-Year Performance Share Unit Agreement (incorporated herein by reference to
Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 7, 2013).*

10.7

Form of NASDAQ OMX Three-Year Performance Share Unit Agreement (incorporated herein by reference to
Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed on November 7, 2013).*

10.8

Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.8.1

Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.9

The NASDAQ OMX Group, Inc. Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.10

Employment Agreement between NASDAQ OMX and Robert Greifeld, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2012).*

10.10.1

Memorandum of Understanding between NASDAQ OMX and Robert Greifeld, effective as of December 11, 2012 (incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K filed on February 24, 2013).*

10.11

Nonqualified Stock Option Agreement between Nasdaq and Robert Greifeld reflecting December 13, 2006 grant (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.12

Nonqualified Stock Option Agreement between NASDAQ OMX and Robert Greifeld reflecting June 30, 2009 grant (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

Exhibit Number

10.13

Form of Amended and Restated Letter Agreement, effective as of December 31, 2008, between NASDAQ OMX and Certain Executive Officers (incorporated herein by reference to Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 26, 2009).*

10.14

The NASDAQ OMX Group, Inc. Change in Control Severance Plan for Executive Vice Presidents and Senior Vice Presidents, effective November 26, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2013).*

10.15

Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on
March 31, 2003).*

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

10.17.1

Amendment No. 1, dated as of June 12, 2013, to the Credit Agreement by and among The NASDAQ OMX Group, Inc.,  as borrower, Bank of America, N.A., as Administrative Agent, Swingline Lender and Issuing Bank, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed on August 8, 2013).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 14 to the consolidated financial statements under Part II, Item 9 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.

**The following materials from The NASDAQ OMX Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Consolidated Statements of Income for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011; (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011: (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; and (vi) notes to consolidated financial statements.