Form 10-Q
period 2014-03-31
NASDAQ OMX GROUP, INC.
filed 2014-05-09
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2014
Common Stock, $.01 par value per share	170,670,413 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2014

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

•“NASDAQ OMX Baltic” refers to collectively, NASDAQ OMX Tallinn, NASDAQ OMX Riga and NASDAQ OMX Vilnius.

•“NASDAQ OMX Nordic Clearing” refers to collectively, the clearing operations conducted through NASDAQ OMX Nordic and NASDAQ OMX Commodities.

* * * * * *

Aces®, Auto Workup®, AXE®, BX Venture Market®, CCBN®, Directors Desk®, Dream It. Do It®, E and Design®, eSpeed and Design®, eSpeed®, e-Speed®, eSpeed Elite®, eSpeed Filing®, eSpeedoMeter®,  EVI®, FINQLOUD®, FTEN®, GlobeNewswire®, INET®, ITCH®, Kleos®, Market Intelligence Desk®, Market Mechanics®, MarketSite®, MYCCBN®, NASDAQ®, NASDAQ Biotechnology®, NASDAQ Capital Market®, NASDAQ Competitive VWAP®, NASDAQ Composite®, NASDAQ Composite Index®, NASDAQ Computer Index®, NASDAQ-Financial®, NASDAQ-Financial Index®, NASDAQ Financial-100 Index®, NASDAQ Global Market®, NASDAQ Global Select Market®, NASDAQ Industrial Index®, NASDAQ Interact®, NASDAQ Internet Index®, NASDAQ Market Analytix®, NASDAQ Market Center®, NASDAQ Market Forces®, NASDAQ Market Velocity®, NASDAQ MarketSite®, NASDAQ MAX®, NASDAQ National Market®, NASDAQ OMX®, NASDAQ OMX Advantage®, NASDAQ OMX Alpha Indexes®, NASDAQ OMX BX®, NASDAQ OMX Futures Exchange®, NASDAQ OMX Green Economy Index®, NASDAQ OMX Nordic®, NASDAQ Q-50 Index®, NASDAQ Telecommunications Index®, NASDAQ TotalView®, NASDAQ Trader®, NASDAQ Transportation®, NASDAQ US ALL Market®, NASDAQ Volatility Guard®, NASDAQ Workstation®, NASDAQ Workstation II®, NASDAQ-100®, NASDAQ-100 European®, NASDAQ-100 Index®, NASDAQ-100 Index Tracking Stock®, NDX®, NFX World Currency®, NFX XL®, PHLX®, PORTAL Alliance®, QQQ®, QTARGET®, QView®, R3®, RX®, Sidecar®, SX®, The NASDAQ OMX Group®, The NASDAQ Stock Market®, The Stock Market for the Next 100 Years® and UltraFeed® are significant registered trademarks of The NASDAQ OMX Group, Inc. and its affiliates in the U.S. and other countries.

“FINRA®” and “Trade Reporting Facility®” are registered trademarks of the Financial Industry Regulatory Authority, or FINRA.

All other trademarks and servicemarks used herein are the property of their respective owners.

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that was filed with the U.S. Securities and Exchange Commission, or SEC, on February 24, 2014.

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

•the impact of pricing changes;

•tax matters;

•the cost and availability of liquidity; and

•any litigation or regulatory or government investigation or action to which we are or could become a party.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that was filed with the SEC on February 24, 2014. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$384	$398
Restricted cash	84	84
Financial investments, at fair value	197	189
Receivables, net	434	393
Deferred tax assets	17	12
Default funds and margin deposits	2,253	1,961
Other current assets	150	126
Total current assets	3,519	3,163
Property and equipment, net	266	268
Non-current deferred tax assets	415	404
Goodwill	6,173	6,186
Intangible assets, net	2,362	2,386
Other non-current assets	243	170
Total assets	$12,978	$12,577

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$227	$228
Sections 31 fees payable to SEC	74	82
Accrued personnel costs	96	154
Deferred revenue	276	151
Other current liabilities	186	141
Deferred tax liabilities	36	38
Default funds and margin deposits	2,253	1,961
Current portion of debt obligations	430	45
Total current liabilities	3,578	2,800
Debt obligations	2,084	2,589
Non-current deferred tax liabilities	707	708
Non-current deferred revenue	222	143
Other non-current liabilities	147	153
Total liabilities	6,738	6,393

Commitments and contingencies
Equity
NASDAQ OMX stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 216,181,636 at March 31, 2014 and 214,419,155 at December 31, 2013; shares outstanding: 170,568,534 at March 31, 2014 and 169,357,084 at December 31, 2013	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: none at March 31, 2014 and 1,600,000 at December 31, 2013; shares outstanding: none at March 31, 2014 and December 31, 2013	-	-
Additional paid-in capital	4,302	4,278
Common stock in treasury, at cost: 45,613,102 shares at March 31, 2014 and 45,062,071 shares at December 31, 2013	(1,026)	(1,005)
Accumulated other comprehensive loss	(71)	(67)
Retained earnings	3,032	2,976
Total NASDAQ OMX stockholders' equity	6,239	6,184
Noncontrolling interests	1	-
Total equity	6,240	6,184
Total liabilities and equity	$12,978	$12,577

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Revenues:
Market Services	$582	$508
Listing Services	58	55
Information Services	123	106
Technology Solutions	135	75
Total revenues	898	744

Cost of revenues:
Transaction rebates	(285)	(242)
Brokerage, clearance and exchange fees	(84)	(84)
Total cost of revenues	(369)	(326)
Revenues less transaction rebates, brokerage, clearance and exchange fees	529	418

Operating expenses:
Compensation and benefits	158	117
Marketing and advertising	8	7
Depreciation and amortization	35	27
Professional and contract services	39	29
Computer operations and data communications	22	15
Occupancy	25	22
Regulatory	7	7
Merger and strategic initiatives	28	8
General, administrative and other	23	25
Restructuring charges	-	9
Voluntary accommodation program	-	62
Total operating expenses	345	328
Operating income	184	90
Interest income	2	3
Interest expense	(30)	(24)
Asset impairment charges	-	(10)
Income before income taxes	156	59
Income tax provision	53	17
Net income	103	42
Net (income) loss attributable to noncontrolling interests	-	-
Net income attributable to NASDAQ OMX	$103	$42

Per share information:
Basic earnings per share	$0.61	$0.26
Diluted earnings per share	$0.59	$0.25
Cash dividends declared per common share	$0.28	$0.13

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2014	2013
Net income	$103	$42
Other comprehensive loss:
Net unrealized holding gains on available-for-sale investment securities:	-	1

Foreign currency translation losses:
Net foreign currency translation losses	(12)	(41)
Income tax benefit	8	7
Total	(4)	(34)
Total other comprehensive loss, net of tax	(4)	(33)
Comprehensive income	99	9
Comprehensive (income) loss attributable to noncontrolling interests	-	-
Comprehensive income attributable to NASDAQ OMX	$99	$9

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$103	$42
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35	27
Share-based compensation	14	9
Excess tax benefits related to share-based compensation	(3)	(2)
Provision for bad debts	4	1
Deferred income taxes	(10)	(23)
Non-cash merger and strategic initiatives	18	-
Non-cash restructuring charges	-	1
Asset impairment charges	-	10
Other non-cash items included in net income	-	1
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(42)	14
Other assets	(17)	(7)
Accounts payable and accrued expenses	(1)	44
Section 31 fees payable to SEC	(8)	(26)
Accrued personnel costs	(58)	(52)
Deferred revenue	128	105
Other liabilities	20	5
Net cash provided by operating activities	183	149
Cash flows from investing activities:
Purchases of trading securities	(96)	(112)
Proceeds from sales and redemptions of trading securities	93	118
Purchases of available-for-sale investment securities	(5)	-
Purchases of property and equipment	(31)	(20)
Other investment activities	(7)	-
Net cash used in investing activities	(46)	(14)
Cash flows from financing activities:
Payments of debt obligations	(146)	(11)
Proceeds from debt obligations	25	-
Cash paid for repurchase of common stock	-	(10)
Cash dividends	(22)	(21)
Proceeds received from employee stock activity	7	6
Payments related to employee shares withheld for taxes	(21)	(1)
Excess tax benefits related to share-based compensation	3	2
Other financing activities	1	-
Net cash used in financing activities	(153)	(35)
Effect of exchange rate changes on cash and cash equivalents	2	(6)
Net (decrease) increase in cash and cash equivalents	(14)	94
Cash and cash equivalents at beginning of period	398	497
Cash and cash equivalents at end of period	$384	$591
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$36	$37
Income taxes, net of refund	$11	$11
Non-cash investing activities:
Cost method investment	$75	$-

  See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

We are a leading global exchange group that delivers trading, clearing, exchange technology, regulatory, securities listing, and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, access services, market data products, financial indexes, capital formation solutions, financial services, corporate solutions and market technology products and services. Our technology powers markets across the globe, supporting derivatives trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of March  31, 2014, The NASDAQ Stock Market was home to 2,667 listed companies with a combined market capitalization of approximately $7.4 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, three options markets and an electronic platform for trading of U.S. Treasuries. In March 2014, we launched NASDAQ Private Market, or NPM, a marketplace for private growth companies.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland, as well as the clearing operations of NASDAQ OMX Clearing AB, as NASDAQ OMX Nordic. We also operate exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of March  31, 2014, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 755 listed companies with a combined market capitalization of approximately $1.4 trillion. We also operate NASDAQ OMX Armenia.

In addition, NASDAQ OMX Commodities operates a power derivatives exchange regulated in Norway and a European carbon exchange. We also operate NOS Clearing ASA,  or NOS Clearing, a leading Norway-based clearinghouse primarily for over-the-counter, or OTC, traded derivatives for the freight market and seafood derivatives market. In the U.K., we operate NASDAQ OMX NLX, a London-based market for trading of listed short-term and long-term European (Euro and Sterling denominated) interest rate derivative products.

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

As permitted under U.S. GAAP, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in NASDAQ OMX’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2010 are currently under audit by the Internal Revenue Service and we are subject to examination for 2011 and 2012. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2012. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2006 through 2012. We anticipate that the amount of unrecognized tax benefits at March 31, 2014 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position for years 2009 through 2011, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. NASDAQ OMX has appealed the ruling by the Finnish Appeals Board to the Finnish Administrative Court. Through March 31, 2014, we have recorded tax benefits of $20 million associated with this filing position. Of this amount we have paid $12 million to the Finnish tax authorities. We have also paid $11 million in interest and penalties. In 2014, we will pay $8 million, which represents the benefit taken in 2013 and the first quarter of 2014. We expect the Finnish Administrative Court to agree with our position, which would result in an expected refund to NASDAQ OMX of $31 million.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Because this legislation is unclear with regard to our ability to continue to claim such interest deductions, NASDAQ OMX has filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings. Since January 1, 2013, we have recorded tax benefits of $20 million, or $0.12 per diluted share, related to this matter. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

In December 2012, the Swedish Tax Agency approved our 2010 amended value added tax, or VAT, tax return and we received a cash refund for the amount claimed. In 2013, we filed VAT tax returns for 2011 and 2012 and utilized the same approach which was approved for the 2010 filing. However, even though the VAT return position was previously reviewed and approved by the Swedish Tax Agency, we were informed by the Swedish Tax Agency that our VAT refund claims for 2011 and 2012 are not valid. However, they will not seek reimbursement of the 2010 refund. We have appealed the finding by the Swedish Tax Agency to the Administrative Court. For the period January 1, 2011 through March 31, 2014, we have recorded benefits of $15 million associated with this position.

3. Restructuring Charges

During the first quarter of 2012, we performed a comprehensive review of our processes, organizations and systems in a company-wide effort to improve performance, cut costs, and reduce spending. This restructuring program was completed in the first quarter of 2013.

The following table presents a summary of restructuring charges in the Condensed Consolidated Statements of Income for the three months ended March 31, 2013:

Three Months Ended March 31,
2013

(in millions)
Severance	$6
Facilities-related	1
Asset impairments	1
Other	1

Total restructuring charges	$9

During the first quarter of 2013, we recognized restructuring charges totaling $9 million, including severance costs of $6 million related to workforce reductions of 31 positions across our organization, $1 million for facilities-related charges related to lease rent accruals for facilities we no longer occupy due to facilities consolidation, $1 million for asset impairments, primarily consisting of fixed assets and capitalized software that have been retired, and $1 million of other charges.

Restructuring Reserve

Severance

The accrued severance balance was $3 million at December 31, 2013 and is included in other current liabilities in the Condensed Consolidated Balance Sheets. The accrued severance balance as of December 31, 2013 was paid during the first quarter of 2014.

Facilities-related

Facilities-related reserves are calculated using a present value of future minimum lease payments, offset by an estimate for future sublease income. The facilities-related reserve balance was $1 million at December 31, 2013. The majority of the facilities-related reserve balance as of December 31, 2013 was utilized during the first quarter of 2014.

4. Acquisitions

We completed the following acquisitions in 2014 and 2013. Financial results of each transaction are included in our Condensed Consolidated Statements of Income from the dates of each acquisition.

2014 Acquisition

On March 31, 2014, we completed the acquisition of the remaining 28% ownership interest in BWise Beheer B.V. and its subsidiaries, or BWise, a Netherlands-based service provider that offers enterprise governance, risk management and compliance software and services to help companies track, measure and manage key organizational risks. BWise is part of our Market Technology business within our Technology Solutions segment.

2013 Acquisitions

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Purchased Intangible Assets	Goodwill

	(in millions)
eSpeed	$1,239	$5	$715	$519
TR Corporate Solutions businesses	366	(37)	91	312

The amounts in the table above represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be recorded as of the date of acquisition. Comparative information for periods after acquisition but before the period in which the adjustments are identified will be adjusted to reflect the effects of the adjustments as if they were taken into account as of the acquisition date. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. There were no adjustments to the provisional values for the above acquisitions during the first quarter of 2014.

Acquisition of eSpeed for Trading of U.S. Treasuries

On  June 28, 2013, we acquired from BGC Partners, Inc. and certain of its affiliates, or BGC, certain assets and assumed certain liabilities, including 100% of the equity interests in eSpeed Technology Services, L.P., eSpeed Technology Services Holdings, LLC, Kleos Managed Services, L.P. and Kleos Managed Services Holdings, LLC; the eSpeed brand name; various assets comprising the fully electronic portion of BGC’s benchmark U.S. Treasury brokerage, market data and co-location service businesses, or eSpeed, for $1.2 billion.  We acquired net assets, at fair value, totaling $5 million and purchased intangible assets of $715 million, which consisted of $578 million for the eSpeed trade name, $121 million in customer relationships and $16 million in technology. The eSpeed businesses are part of our Market Services and Information Services segments.

The purchase price consisted of $755 million in cash and contingent future annual issuances of 992,247 shares of NASDAQ OMX common stock, which approximated certain tax benefits associated with the transaction of $484 million. Such contingent future issuances of NASDAQ OMX common stock will be paid ratably through 2027 if NASDAQ OMX achieves a designated revenue target in each such year.  The contingent future issuances of NASDAQ OMX common stock are subject to anti-dilution protections and acceleration upon certain events.

Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters

On  May 31, 2013, we acquired from Thomson Reuters their Investor Relations, Public Relations and Multimedia Solutions businesses, or the TR Corporate Solutions businesses, which provide insight, analytics and communications solutions, for $390 million  ($366 million cash paid plus $24 million in working capital adjustments).  We acquired net liabilities, at fair value, totaling $37 million and purchased intangible assets of $91 million, which consisted of $89 million in customer relationships and $2 million in technology. The TR Corporate Solutions businesses are part of our Corporate Solutions business within our Technology Solutions segment.

In the first quarter of 2014, we performed a review of our legacy Corporate Solutions’ technology platforms in an effort to leverage our scale and expertise as well as improve the efficiencies that we deliver to our customers and reduce our costs. This review resulted in the consolidation and retirement of several technology platforms, resulting in a charge of $18 million in the first quarter of 2014. In addition, other merger costs of $8 million relating to our acquisition of the TR Corporate Solutions businesses were recorded in the first quarter of 2014. These charges are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

Formation of The NASDAQ Private Market Joint Venture

In March 2013, we formed a joint venture with SharesPost, Inc. creating NPM, a marketplace for private growth companies. We own a majority interest in NPM, combining NASDAQ OMX’s resources, market and operating expertise with SharesPost’s web-based platform. NPM launched in March 2014 and is part of our U.S. Listing Services business within our Listing Services segment.

We finalized the allocation of the purchase price for NPM in the first quarter of 2014. There were no adjustments to the provisional values for this acquisition during the first quarter of 2014.

EMCF and EuroCCP Merger

In December 2013, European Multilateral Clearing Facility N.V., or EMCF, merged with EuroCCP, creating EuroCCP N.V., a new combined clearinghouse. NASDAQ OMX previously had a 22% equity interest in EMCF and, upon completion of the merger, currently has a 25% equity interest in EuroCCP N.V. We account for our investment in EuroCCP N.V. under the equity method of accounting. We purchased the additional ownership interest in EuroCCP N.V. for an immaterial amount. See “Equity Method Investments,” of Note 6, “Investments,” for further discussion of our equity method investments.

Acquisition of Dutch Cash Equities and Equity Derivatives Trading Venue

In April 2013, we acquired a  25%  equity interest in The Order Machine, or TOM, a Dutch cash equities and equity derivatives trading venue, for an immaterial amount. The terms of the transaction also provide us an option to acquire an additional 25.1% of the remaining shares at a future date. This transaction expanded our derivatives presence in Europe and is part of our Market Services segment. We account for our investment in TOM under the equity method of accounting. See “Equity Method Investments,” of Note 6, “Investments,” for further discussion of our equity method investments.

Pro Forma Results and Acquisition-related Costs

Pro forma financial results for the acquisitions completed in 2013 have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.

Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the three months ended March 31, 2014:

	Market Services	Listing Services	Information Services	Technology Solutions	Total

	(in millions)
Balance at December 31, 2013	$3,433	$136	$2,019	$598	$6,186
Goodwill acquired	-	-	-	-	-
Foreign currency translation adjustment	(7)	-	(4)	(2)	(13)

Balance at March 31, 2014	$3,426	$136	$2,015	$596	$6,173

As of March 31, 2014, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $861 million, of which $493 million is related to our acquisition of eSpeed and $294 million is related to our acquisition of the TR Corporate Solutions businesses.

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We perform an annual goodwill impairment test during the fourth quarter of our fiscal year using carrying amounts as of October 1. Should certain events or indicators of impairment occur between annual impairment tests, we will perform the impairment test as those events or indicators occur. We assess goodwill impairment at the reporting unit level. There was no impairment of goodwill for the three months ended March 31, 2014 and 2013, however, events such as economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	March 31, 2014				December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)

	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$37	$(12)	$25	5	$39	$(12)	$27	5
Customer relationships	1,075	(309)	766	19	1,075	(292)	783	19
Other	5	(3)	2	8	5	(3)	2	8
Foreign currency translation adjustment	2	-	2		3	-	3
Total finite-lived intangible assets	$1,119	$(324)	$795		$1,122	$(307)	$815

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$-	$790		$790	$-	$790
Trade names	756	-	756		756	-	756
Licenses	51	-	51		51	-	51
Foreign currency translation adjustment	(30)	-	(30)		(26)	-	(26)
Total indefinite-lived intangible assets	$1,567	$-	$1,567		$1,571	$-	$1,571
Total intangible assets	$2,686	$(324)	$2,362		$2,693	$(307)	$2,386

Amortization expense for purchased finite-lived intangible assets was $18 million for the three months ended March 31, 2014 and  $13 million for the three months ended March 31, 2013.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustment) of purchased finite-lived intangible assets as of March 31, 2014 is as follows:

(in millions)
2014(1)	$52
2015	68
2016	67

2017	65
2018	61
2019 and thereafter	480
Total	$793

(1)   Represents the estimated amortization to be recognized for the remaining nine months of 2014.

Intangible Asset Impairment Charges

In the first quarter of 2013, we recorded non-cash intangible asset impairment charges totaling $10 million related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million). These impairments resulted primarily from changes in the forecasted revenues associated with the acquired customer list of FTEN, Inc., or FTEN. The fair value of customer relationships was determined using the income approach, specifically the multi-period excess earnings method. The fair value of the trade name was determined using the income approach, specifically the relief from royalty method. These charges are recorded in asset impairment charges in the Condensed Consolidated Statements of Income for the three months ended March  31, 2013. These impairment charges related to our Market Services segment. However, for segment reporting purposes, these charges were allocated to corporate items based on the decision that these charges should not be used to evaluate the segment’s operating performance.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $192 million as of March  31, 2014 and $189 million as of December 31, 2013. These securities are primarily comprised of Swedish government debt securities, of which $177 million as of March  31, 2014 and $167  million as of December 31, 2013, are assets utilized to meet regulatory capital requirements primarily for our clearing operations at NASDAQ OMX Nordic Clearing.

Available-for-Sale Investment Securities

Available-for-sale investment securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $5 million as of March  31, 2014. There were no available-for-sale investment securities as of December 31, 2013. These securities are primarily comprised of short-term commercial paper. For the three months ended March 31, 2014, the unrealized holding gain/(loss) associated with these available-for-sale investment securities was immaterial.

Equity Method Investments

The carrying amounts of our equity method investments totaled  $29 million as of March  31, 2014  and $30 million as of December 31, 2013 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. At March 31, 2014 and December 31, 2013, our equity method investments consisted primarily of our equity interests in EuroCCP N.V. and TOM. See “EMCF and EuroCCP Merger,” and “Acquisition of Dutch Cash Equities and Equity Derivatives Trading Venue,” of Note 4, “Acquisitions,” for further discussion.

Income recognized from our equity interest in the earnings and losses of these equity method investments was immaterial for both the three months ended March 31, 2014 and 2013.

Cost Method Investments

The carrying amounts of our cost method investments totaled $144 million as of March 31, 2014 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of March 31, 2014, our cost method investments represent our 5% ownership interest in Borsa Istanbul and our 5% ownership in LCH Clearnet Group Limited, or LCH. As of December 31, 2013, our cost method investment totaled $65 million and consisted of our 5% ownership interest in LCH. We account for these investments as cost method investments as we do not control and do not exercise significant influence over Borsa Istanbul or LCH and there is no readily determinable fair value of these shares since they are not publicly traded.

The Borsa Istanbul shares, which were issued to us in the first quarter of 2014, are part of the consideration to be received under a market technology agreement. This investment has a cost basis of $75 million which is guaranteed to us via a put option negotiated as part of the market technology agreement.

7. Deferred Revenue

Deferred revenue represents consideration received that is yet to be recognized as revenue. At March  31, 2014, we estimate that our deferred revenue, which is primarily Listing Services and Technology Solutions revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Fiscal year ended:
2014(1)	$9	$26	$148	$65	$248
2015	11	25	2	38	76
2016	9	17	-	30	56
2017	6	7	-	30	43
2018	5	-	-	25	30
2019 and thereafter	3	-	-	42	45
	$43	$75	$150	$230	$498

(1)   Represents deferred revenue that is anticipated to be recognized over the remaining nine months of 2014.

(2)   The timing of recognition of our deferred Technology Solutions revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing Market Technology contracts and the timing of Corporate Solutions subscription-based contracts. As such, as it relates to Market Technology revenues, the timing represents our best estimate.

The changes in our deferred revenue during the three months ended March  31, 2014 and 2013 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Balance at January 1, 2014	$41	$75	$26	$152	$294
Additions(1)	5	10	197	209	421
Amortization(1)	(3)	(10)	(73)	(130)	(216)
Translation adjustment	-	-	-	(1)	(1)
Balance at March 31, 2014	$43	$75	$150	$230	$498

Balance at January 1, 2013	$36	$78	$32	$149	$295
Additions(1)	2	8	168	16	194
Amortization(1)	(4)	(10)	(55)	(20)	(89)
Translation adjustment	-	-	(7)	5	(2)
Balance at March 31, 2013	$34	$76	$138	$150	$398

(1) The additions and amortization for initial listing revenues, listing of additional shares revenues and annual renewal and other revenues primarily reflect revenues from our U.S. listing services business. The additions to Technology Solutions revenues during the three months ended March 31, 2014 include $75 million related to the Borsa Istanbul market technology agreement.  See “Cost Method Investments,” of Note 6, “Investments,” for further discussion.

(2)       Technology Solutions deferred revenues primarily include revenues from our Market Technology delivered client contracts in the support phase charged during the period and our Corporate Solutions subscription based contracts, which are primarily billed quarterly in advance.  For our Market Technology contracts, where customization and significant modifications to the software are made to meet the needs of our customers, total revenues, as well as costs incurred, are deferred until significant modifications are completed and delivered. Once delivered, deferred revenue and the related deferred costs are recognized over the post contract support period. For these Market Technology contracts, we have included the deferral of costs in other current assets and other non-current assets in the Condensed Consolidated Balance Sheets. The amortization of Technology Solutions deferred revenue primarily includes revenues earned from Market Technology client contracts and Corporate Solutions subscription based contracts recognized during the period.

8. Debt Obligations

The following table presents the changes in the carrying amount of our debt obligations during the three months ended March  31, 2014:

	December 31, 2013	Additions	Payments, Accretion and Other	March 31, 2014

	(in millions)
4.00% senior unsecured notes due January 15, 2015(1)	$400	$-	$-	$400
5.55% senior unsecured notes due January 15, 2020 (net of discount)(1)	598	-	-	598
5.25% senior unsecured notes due January 16, 2018 (net of discount)(1)	368	-	-	368
3.875% senior unsecured notes due June 7, 2021 (net of discount)(1)	824	-	1	825
$1.2 billion senior unsecured five-year credit facility(2):
$450 million senior unsecured term loan facility credit agreement due September 19, 2016 (average interest rate of 1.54% for the period January 1, 2014 through March 31, 2014)	349	-	(26)	323
$750 million revolving credit commitment due September 19, 2016 (average interest rate of 1.34% for the period January 1, 2014 through March 31, 2014)	95	25	(120)	-
Total debt obligations	2,634	25	(145)	2,514
Less current portion	(45)	-	(385)	(430)
Total long-term debt obligations	$2,589	$25	$(530)	$2,084

(1) See “Senior Unsecured Notes” below for further discussion.

(2) See “2011 Credit Facility” below for further discussion.

Senior Unsecured Notes

4.00% and 5.55% Senior Unsecured Notes

In January 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes. The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. As of March  31, 2014, the balance of $598 million for the 2020 Notes reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2020 Notes. The 2015 Notes are due within one year and are reflected in the current portion of debt obligations in the above table. We plan to refinance the 2015 Notes prior to maturity.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $8 million in connection with the issuance of the Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended March  31, 2014 and 2013.

5.25% Senior Unsecured Notes

In December 2010, NASDAQ OMX issued $370 million of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes. The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of March  31, 2014, the balance of $368 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $3 million in connection with the issuance of the 2018 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended March  31, 2014 and 2013.

3.875% Senior Unsecured Notes

In June 2013, NASDAQ OMX issued €600 million aggregate principal amount of 3.875% senior unsecured notes due June 2021, or the 2021 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of March 31, 2014, the balance of $825 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2021 Notes.

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

The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The increase in the carrying amount of  $1 million for the three months ended March 31, 2014 reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss.

We used the majority of the net proceeds from the offering of the 2021 Notes to fund the cash consideration payable by us for the acquisition of eSpeed and related expenses. We used the remaining proceeds for general corporate purposes. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions,” for further discussion of our acquisition of eSpeed.

Debt Issuance Costs

We incurred debt issuance and other costs of $7 million in connection with the issuance of the 2021 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for  the three months ended March 31, 2014.

Credit Facilities

2011 Credit Facility

In September 2011, NASDAQ OMX entered into a $1.2 billion senior unsecured five-year credit facility which matures on September 19, 2016, or the 2011 Credit Facility. The 2011 Credit Facility consists of a $450 million funded term loan, or the 2016 Term Loan, and a $750 million revolving credit commitment (including a swingline facility and letter of credit facility). NASDAQ OMX applied the $450 million in proceeds from the 2016 Term Loan to repay in full the remaining $450 million principal amount outstanding on our former credit facility. Under the 2011 Credit Facility, we are required to pay quarterly principal payments equal to 2.50% of the original aggregate principal amount borrowed under the 2016 Term Loan. In the first three months of 2014, we made payments of $26 million consisting of a required quarterly principal payment of $11 million and an optional prepayment of $15 million on our 2016 Term Loan.

In the first three months of 2014, we borrowed $25 million under the revolving credit commitment and utilized the proceeds for general corporate purposes. During the first three months of 2014, we repaid the total amount drawn on the revolving credit commitment of $120 million. As of March  31, 2014, availability under the revolving credit commitment was $750 million.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the entry into the 2011 Credit Facility. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the 2011 Credit Facility. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended March 31, 2014 and 2013.

Other Credit Facilities

In addition to the revolving credit commitment under our 2011 Credit Facility discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At March  31, 2014, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $311 million ($218 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2013, these facilities totaled $312 million ($219 million in available liquidity and $93 million to satisfy regulatory requirements), of which $11 million was utilized.

Debt Covenants

At March  31, 2014, we were in compliance with the covenants of all of our debt obligations.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs from the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2014	2013

	(in millions)
Components of net periodic benefit cost
Interest cost	$2	$1
Expected return on plan assets	(1)	(1)
Recognized net actuarial loss	-	1
Net periodic benefit cost	$1	$1

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $5 million for both the three months ended March  31, 2014 and 2013.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions in 2014 and the first 4.0% of eligible contributions in 2013. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $2 million for the three months ended March  31, 2014 and $1 million for the three months ended March  31,  2013.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for both the three months ended March 31, 2014 and 2013.

In December 2013, we announced changes to the ERC program. In 2014, we reduced the basic ERC contribution for all plan participants and, effective January 1, 2015, the ERC plan will be discontinued and no future contributions will be made.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 3.1 million shares of our common stock have been reserved for future issuance as of March 31, 2014.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $1 million for both the three months ended March 31, 2014 and 2013.

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

Restricted stock is generally time-based and vests over three- to five-year periods beginning on the date of the grant. Stock options are also generally time-based and expire ten years from the grant date. Stock option and restricted stock awards granted prior to 2014 generally included performance-based accelerated vesting features based on achievement of specific levels of corporate performance. If NASDAQ OMX exceeded the applicable performance parameters, the grants vest on the third anniversary of the grant date, if NASDAQ OMX meets the applicable performance parameters, the grants vest on the fourth anniversary of the grant date, and if NASDAQ OMX does not meet the applicable performance parameters, the grants vest on the fifth anniversary of the grant date. Beginning in 2014, restricted stock awards granted will vest 25% on the second anniversary of the grant date, 25% on the third anniversary of the grant date, and 50% on the fourth anniversary of the grant date.

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

We also have a performance-based long-term incentive program for our chief executive officer, executive vice presidents and senior vice presidents that focuses on total shareholder return, or TSR. This program represents 100% of our chief executive officer’s and executive vice presidents’ long-term stock-based compensation and 50% of our senior vice presidents’ long-term stock-based compensation. Under the program, each individual receives PSUs with a three-year cumulative performance period and vest at the end of the performance period. Performance will be determined by comparing NASDAQ OMX’s TSR to two peer groups, each weighted 50%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the Standard & Poor’s 500 Index. NASDAQ OMX’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0% and 200% of the number of PSUs granted and will be determined by NASDAQ OMX’s overall performance against both peer groups. However, if NASDAQ OMX’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the TSR program using the Monte Carlo simulation model, as these awards contain a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the TSR program for the three months ended March 31, 2014:

Three Months Ended March 31,
2014

Weighted-average risk free interest rate	0.79%
Expected volatility(1)	29.1%

Weighted-average fair value at grant date	$43.13

(1)   We use historic volatility for PSU awards issued under the TSR program, as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

Summary of 2014 Equity Awards

In March 2014, we granted restricted stock to most active employees. Also in March 2014, certain officers received grants of 723,576 PSUs. Of these PSUs granted, 467,091 units are subject to the performance measures and vesting schedules of the TSR program as discussed above, and the remaining 256,485 units are subject to a one-year performance period and generally vest ratably on an annual basis from December 31, 2015 through December 31, 2017. See “Summary of Restricted Stock and PSU Activity” below for further discussion.

During 2013, certain grants of PSUs with a one-year performance period exceeded the applicable performance parameters. As a result, an additional 64,330 units were considered granted in the first quarter of 2014.

Common Shares Available Under Our Equity Plan

As of March  31, 2014, we had approximately 1.3 million shares of common stock authorized for future issuance pursuant to NASDAQ OMX’s Equity Incentive Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three months ended March  31, 2014 and 2013 in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2014	2013

	(in millions)
Share-based compensation expense before income taxes	$14	$9
Income tax benefit	(6)	(4)
Share-based compensation expense after income taxes	$8	$5

We estimated the fair value of stock option awards using the Black-Scholes valuation model. No stock option awards were granted during the three months ended March  31, 2014 or 2013.

Summary of Stock Option Activity

A summary of stock option activity for the three months ended March  31, 2014 is as follows:

	Number of Stock Options(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

			(in years)	(in millions)
Outstanding at January 1, 2014	4,926,522	$25.21	4.97	$73
Exercised	(367,115)	19.39
Forfeited or expired	(27,401)	22.67
Outstanding at March 31, 2014	4,532,006	$25.70	4.76	$52
Exercisable at March 31, 2014	4,472,845	$25.72	4.73	$51

(1)   No stock option awards were granted during the three months ended March 31, 2014.

We received net cash proceeds of $7 million from the exercise of 367,115 stock options for the three months ended March  31, 2014 and received net cash proceeds of $6 million from the exercise of 377,425 stock options for the three months ended March  31, 2013. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on March  31, 2014 of $36.94 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $36.94 as of  March  31, 2014, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of March  31, 2014 was 4.3 million.

As of March  31, 2013,  4.9 million outstanding stock options were exercisable and the weighted-average exercise price was $20.93.

Total fair value of stock options vested was $11 million for the three months ended March  31, 2014 and immaterial for the three months ended March 31, 2013. The total pre-tax intrinsic value of stock options exercised was $7 million for the three months ended March  31, 2014, and $6 million for the three months ended March 31, 2013.

At March  31, 2014,  total unrecognized compensation cost related to stock options is immaterial.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the three months ended March  31, 2014:

	Restricted Stock			PSUs
	Number of Awards		Weighted-Average Grant Date Fair Value	Number of Awards		Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2014	3,826,470		$25.96	1,915,601		$30.03
Granted	953,178	(1)	36.94	787,906	(2)	40.31
Vested	(1,337,866)		22.60	(56,659)		25.28
Forfeited	(72,342)		27.38	(77,344)		27.16
Unvested balances at March 31, 2014	3,369,440		$30.35	2,569,504		$33.37

(1)   Primarily reflects our company-wide equity grant issued in March 2014, as discussed above.

(2) PSUs granted in 2014 reflect awards issued to certain officers, as described above.

At March  31, 2014,  $119 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.9 years.

11. NASDAQ OMX Stockholders’ Equity

Common Stock

At March  31, 2014,  300,000,000 shares of our common stock were authorized,  216,181,636 shares were issued and 170,568,534 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of NASDAQ OMX common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of NASDAQ OMX common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 45,613,102 shares of common stock in treasury as of March  31, 2014 and 45,062,071 shares as of December 31, 2013.

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

During the first three months of 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of March  31, 2014, the remaining amount authorized for share repurchases under the program was $215 million.

Other Repurchases of Common Stock

During the three months ended March  31, 2014, we repurchased 551,919 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At March  31, 2014, there were no preferred shares issued or outstanding. At December 31, 2013,  1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

Cash Dividends on Common Stock

During the three months ended March  31, 2014, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)
January 30, 2014	$0.13	March 14, 2014	$22	March 28, 2014
March 26, 2014	$0.15	June 13, 2014	$26	June 27, 2014

(1)   These amounts were recorded in retained earnings in the Condensed Consolidated Balance Sheets at March 31, 2014.

In March 2014, the board of directors declared a regular quarterly cash dividend of $0.15 per share on our outstanding common stock. The dividend is payable on June 27, 2014 to shareholders of record at the close of business on June 13, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014	2013

	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$103	$42
Denominator:
Weighted-average common shares outstanding for basic earnings per share	169,595,951	165,703,279
Weighted-average effect of dilutive securities:
Employee equity awards	4,070,605	3,958,437
Weighted-average common shares outstanding for diluted earnings per share	173,666,556	169,661,716
Basic and diluted earnings per share:
Basic earnings per share	$0.61	$0.26
Diluted earnings per share	$0.59	$0.25

Stock options to purchase 4,532,006 shares of common stock and 5,938,944 shares of restricted stock and PSUs were outstanding at March  31, 2014. For the three months ended March  31, 2014, we included 4,398,297 of the outstanding stock options and 4,262,190 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of March 31, 2014 and December 31, 2013. The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of March  31, 2014 and December 31, 2013.

	March 31, 2014
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$197	$192	$5	$-
Default fund and margin deposit investments(2)	2,211	710	1,501	-
Total	$2,408	$902	$1,506	$-

	December 31, 2013
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$189	$189	$-	$-
Default fund and margin deposit investments(2)	1,867	774	1,093	-
Total	$2,056	$963	$1,093	$-

(1)As of March 31, 2014 and December 31, 2013, Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly Swedish government debt securities.  Of these securities,  $177 million as of March  31, 2014 and $167 million as of December 31, 2013 are assets utilized to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. As of March 31, 2014, Level 2 financial investments, at fair value were primarily comprised of available-for-sale securities in short-term commercial paper.

(2)Default fund and margin deposit investments include cash contributions invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Of the total balance of $2,253 million recorded in the Condensed Consolidated Balance Sheets as of March  31, 2014,  $1,501 million of cash contributions have been invested in reverse repurchase agreements and $710 million of cash contributions have been invested in highly rated government debt securities. The remainder of this balance is held in cash and term deposits.  Of the total balance of $1,961 million recorded in the Condensed Consolidated Balance Sheets as of December 31, 2013,  $1,093 million of cash contributions were invested in reverse repurchase agreements and $774 million of cash contributions were invested in highly rated government debt securities.

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

In addition, our investments in LCH and Borsa Istanbul are carried at cost. See “Cost Method Investments,” of Note 6, “Investments,” for further discussion.

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $2.7 billion at March  31, 2014 and  $2.8 billion at December 31, 2013. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt are categorized as Level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

14. Clearing Operations

Nordic Clearing

NASDAQ OMX Nordic Clearing is authorized and supervised as a European multi-asset clearinghouse by the Swedish Financial Supervisory Authority, or SFSA, and is authorized to conduct clearing operations in Norway by the Norwegian Ministry of

Finance. The clearinghouse acts as the central counterparty, or CCP, for exchange and OTC trades in equity derivatives, fixed income derivatives, physical power, power derivatives, carbon derivatives, and resale and repurchase contracts.  In March 2014, NASDAQ OMX became the first European authorized clearinghouse under the new European Union rules. The region's clearinghouses have to reapply to operate in Europe under new legislation known as the European Market Infrastructure Regulation, or EMIR.

Through our clearing operations in the financial markets, which include the resale and repurchase market, and the commodities markets, NASDAQ OMX Nordic Clearing is the legal counterparty for, and guarantees the fulfillment of, each contract cleared. These contracts are not used by NASDAQ OMX Nordic Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, NASDAQ OMX Nordic Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, NASDAQ OMX Nordic Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. In accordance with the rules and regulations of NASDAQ OMX Nordic Clearing, clearing members’ open positions are aggregated to create a single portfolio for which default fund and margin collateral requirements are calculated. See “Default Fund Contributions” and “Margin Deposits” below for further discussion of NASDAQ OMX Nordic Clearing’s default fund and margin requirements.

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

Default Fund Contributions and Margin Deposits

As of March 31, 2014, clearing member default fund contributions and margin deposits were as follows:

	March 31, 2014
	Cash Contributions(1)(2)	Non-Cash Contributions	Total Contributions

	(in millions)
Default fund contributions	$264	$128	$392
Margin deposits	1,989	7,495	9,484
Total	$2,253	$7,623	$9,876

(1)As of March 31, 2014, in accordance with its investment policy, NASDAQ OMX Nordic Clearing has invested cash contributions of $1,501 million in reverse repurchase agreements and $710 million in highly rated government debt securities. The remainder of this balance is held in cash and term deposits.

(2)Pursuant to clearing member agreements, we pay interest on cash contributions to clearing members.

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in both the financial and commodities markets, contributions must be made to both markets’ default funds. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by NASDAQ OMX Nordic Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default. In addition to clearing members’ required contributions to the default funds, NASDAQ OMX Nordic Clearing is also required to contribute capital to the default funds and overall regulatory capital as specified under its clearinghouse rules. As of March  31, 2014, NASDAQ OMX Nordic Clearing committed capital totaling $129 million to the member sponsored default funds and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and NASDAQ OMX Nordic Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

Other Capital Contributions by NASDAQ OMX Nordic Clearing

NASDAQ OMX Nordic Clearing maintains a $93 million credit facility which may be utilized in certain situations to satisfy regulatory requirements,  none of which was utilized as of March 31, 2014.

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

NASDAQ OMX Nordic Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to NASDAQ OMX Nordic Clearing. These cash deposits are recorded in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and current liability. Pledged margin collateral is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belonged to the counterparty. Assets pledged are held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default.

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

As mentioned above, NASDAQ OMX Nordic Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. NASDAQ OMX Nordic Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of March  31, 2014.

The market value of derivative contracts outstanding prior to netting was as follows:

March 31, 2014
(in millions)
Commodity forwards and options(1)(2)	$2,217
Fixed-income options and futures(2)(3)	332
Stock options and futures(2)(3)	176
Index options and futures(2)(3)	201
Total	$2,926

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

(3)We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

The total number of derivative contracts cleared through NASDAQ OMX Nordic Clearing for the three months ended March 31, 2014 and 2013 was as follows:

	March 31, 2014	March 31, 2013
Commodity forwards and options(1)	246,134	236,276

Fixed-income options and futures	5,842,527	8,827,632
Stock options and futures	8,965,181	8,487,497
Index options and futures	10,125,937	10,330,791
Total	25,179,779	27,882,196

(1)The total volume in cleared power related to commodity contracts was 429 Terawatt hours (TWh) for the three months ended March 31, 2014 and 460 TWh for the three months ended March 31, 2013.

The outstanding contract value of resale and repurchase agreements was $3.9 billion as of March 31, 2014 and $4.7 billion as of March 31, 2013. The total number of contracts cleared was 1,209,945 for the three months ended March 31, 2014 and was 1,190,292 for the three months ended March 31, 2013.

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

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•junior capital contributed by NASDAQ OMX Nordic Clearing, which totaled $22 million at March  31, 2014;

•a  loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•specific market default fund where the loss occurred, either the financial or commodities market, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis;

•senior capital contributed by NASDAQ OMX Nordic Clearing, calculated in accordance with clearinghouse rules to be $23 million at March  31, 2014; and

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

Through its clearing operations, NOS Clearing is the legal counterparty for, and guarantees the fulfillment of, each contract cleared. These contracts are not used by NOS Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, NOS Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, NOS Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. In accordance with the rules and regulations of NOS Clearing, clearing members’ open positions are aggregated to create a single portfolio for which margin collateral requirements are calculated. As of March  31, 2014, the market value of derivative contracts outstanding, prior to netting, was $81 million. The total number of derivative contracts cleared through NOS Clearing was 294,178 for the three months ended March  31, 2014.

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

As of March  31, 2014, NOS Clearing committed capital to the default funds in the form of cash totaling $43 million. This committed capital is reflected as restricted cash in the Condensed Consolidated Balance Sheets. Clearing members’ pledged default fund contributions and margin collateral totaled $594 million as of March  31, 2014 and is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty.

15. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. Financial guarantees issued to us totaled $18 million at March 31, 2014 and $20 million at December 31, 2013. At March 31, 2014, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $311 million ($218 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2013, these facilities totaled $312 million ($219 million in available liquidity and $93 million to satisfy regulatory requirements),  of which $11 million was utilized.

Execution Access LLC, or Execution Access, is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald & Co., or Cantor Fitzgerald. As of March 31, 2014, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation, or FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $15 million as of March 31, 2014 and $16 million at December 31, 2013. These guarantees are primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $2 million as of March 31, 2014 and December 31, 2013 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for the above guarantees.

In connection with the launch of NASDAQ OMX NLX, we have entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since the amount of these payments is not currently probable and cannot be quantified as of March 31, 2014, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these payments.

Contingent Consideration

In March 2014, we completed the acquisition of the remaining 28% ownership interest in BWise. The purchase included two installment payments, the first of which was made in March 2014.  The second installment payment is expected to be paid in 2015.

As part of the eSpeed purchase price consideration, we have agreed to future annual issuances of 992,247 shares of NASDAQ OMX common stock which approximated certain tax benefits associated with the transaction. Such contingent future issuances of NASDAQ OMX common stock will be paid ratably through 2027 if NASDAQ OMX achieves a designated revenue target in each such year.  The contingent future issuances of NASDAQ OMX common stock are subject to anti-dilution protections and acceleration upon certain events.

Escrow Agreements

In connection with our acquisitions of FTEN, Glide Technologies, and the Index Business of Mergent, Inc., including Indxis, we entered into escrow agreements to secure the payments of post-closing adjustments and to ensure other closing conditions. At March 31, 2014, these escrow agreements provide for future payments of $11 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2012, we are named as a defendant in a consolidated matter captioned In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389 (S.D.N.Y.). Our appeal of the district court’s order granting in part and denying in part our motion to dismiss the consolidated amended complaint is currently pending in the United States Court of Appeals for the Second Circuit, at No. 14-1457. On April 10, 2014, an individual plaintiff commenced a new action in the Small Claims Court of the Superior Court of the California, County of Los Angeles, Southwest District, captioned Eshehata v. The NASDAQ OMX Group, Inc., No. 14S02684, alleging fraud, negligence, and an “unlawful scheme” in connection with the Facebook IPO. NASDAQ is removing the matter to federal court and seeking to have it transferred to the United States District Court for the Southern District of New York for coordination with the consolidated matter.

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

We also are named as one of many defendants in a case captioned City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The plaintiff has named as defendants sixteen national securities exchanges; fourteen of the largest brokerage firms in the United States; and twelve financial-services firms whose primary business allegedly is engaging in high-frequency trading. The plaintiff alleges that the defendants engaged in a scheme to manipulate the securities markets through high-frequency trading; they assert claims against us under Section 10(b) of the Securities Exchange Act of 1934, or the Act, and Rule 10b-5, as well as under Section 6(b) of the Act. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

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

Our reportable segments are as follows.

Market Services

Our Market Services segment includes our derivative trading and clearing, cash equity trading, fixed income trading, and access and broker services businesses.  We offer trading on multiple exchanges and facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETFs. In addition, in some countries where we operate exchanges, we also provide investment firm, clearing, settlement and central depository services. Our transaction-based platforms provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues. In addition, eSpeed’s electronic benchmark U.S. treasury brokerage and co-location service businesses are part of our Market Services segment.

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We offer capital raising solutions to over 3,400 companies around the globe, representing approximately $8.8 trillion in total market value as of March 31, 2014.

We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. We offer a consolidated global listing application to companies to enable them to apply for listing on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ Dubai. In March 2014, we launched NPM, a marketplace for private growth companies.

Information Services

Our Information Services segment includes our Market Data Products and Index Licensing and Services businesses.

Our Market Data Products business sells and distributes historical and real-time quote and trade information to market participants and data distributers. Our market data products enhance transparency and provide critical information to financial professional and individual investors globally. In addition, eSpeed’s market data business is part of our Information Services segment.

Our Index Licensing and Services business develops and licenses NASDAQ OMX branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients.

Technology Solutions

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses.

Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges. We help organizations manage the two-way flow of information with their audiences through our suite of advanced technology, analytics, and consultative services. In May 2013, we acquired the TR Corporate Solutions businesses which were integrated into our Corporate Solutions business. With the acquisition of the TR Corporate Solutions businesses, Corporate Solutions revenues primarily include product revenues from the following key areas: governance, investor relations, multimedia solutions, and public relations.

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

The following table presents certain information regarding these operating segments for the three months ended March 31, 2014 and 2013.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations	Consolidated

	(in millions)
Three Months Ended March 31, 2014
Total revenues	$582	$58	$123	$135	$-	$898
Cost of revenues	(369)	-	-	-	-	(369)
Revenues less transaction rebates, brokerage, clearance and exchange fees	213	58	123	135	-	529
Operating income (loss)(1)	$94	$22	$90	$8	$(30)	$184
Three Months Ended March 31, 2013
Total revenues	$508	$55	$106	$75	$-	$744
Cost of revenues	(326)	-	-	-	-	(326)
Revenues less transaction rebates, brokerage, clearance and exchange fees	182	55	106	75	-	418
Operating income (loss)(2)	$74	$24	$80	$3	$(91)	$90

(1)   Corporate items and eliminations for the three months ended March 31, 2014 primarily include merger and strategic initiatives expenses of $28 million primarily related to the acquisition of the TR Corporate Solutions businesses and other strategic initiatives. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions,” for further discussion.

(2)   Corporate items and eliminations for the three months ended March 31, 2013 primarily include expenses related to our voluntary accommodation program, expenses paid with respect to an SEC matter, restructuring charges, merger and strategic initiatives expense and special legal expenses.

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

Business Overview

We are a leading global exchange group that delivers trading, clearing, exchange technology, regulatory, securities listing, and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, access services, market data products, financial indexes, capital formation solutions, financial services, corporate solutions and market technology products and services. Our technology powers markets across the globe, supporting derivatives trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of March  31, 2014, The NASDAQ Stock Market was home to 2,667 listed companies with a combined market capitalization of approximately $7.4 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, three options markets and an electronic platform for trading of U.S. Treasuries. In March 2014, we launched NPM, a marketplace for private growth companies.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland, as well as the clearing operations of NASDAQ OMX Clearing AB as NASDAQ OMX Nordic. We also operate exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of March  31, 2014, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 755 listed companies with a combined market capitalization of approximately $1.4 trillion. We also operate NASDAQ OMX Armenia.

In addition, NASDAQ OMX Commodities operates a power derivatives exchange regulated in Norway and a European carbon exchange. We also operate NOS Clearing, a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivatives market. In the U.K., we operate NASDAQ OMX NLX, a new London-based market for trading of listed short-term and long-term European (Euro and Sterling denominated) interest rate derivative products.

In some of the countries where we operate exchanges, we also provide investment firm, clearing, settlement and central depository services.

Business Segments

We manage, operate and provide our products and services in four business segments: Market Services, Listing Services, Information Services and Technology Solutions.

Our reportable segments are as follows.

Market Services

Our Market Services segment includes our derivative trading and clearing, cash equity trading, fixed income trading, and access and broker services businesses. We offer trading on multiple exchanges and facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETFs. In addition, in some of the countries where we operate exchanges, we also provide investment firm, clearing, settlement and central depository services. Our transaction-based platforms provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee based revenues. In addition, eSpeed’s electronic benchmark U.S. Treasury brokerage and co-location service businesses are part of our Market Services segment.

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We offer capital raising solutions to over 3,400 companies around the globe representing approximately $8.8 trillion in total market value as of March 31, 2014.

We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. We offer a consolidated global listing application to companies to enable them to apply for listing on The NASDAQ Stock Market and the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, as well as NASDAQ Dubai. In March 2014, we launched NPM, a marketplace for private growth companies.

Information Services

Our Information Services segment includes our Market Data Products and our Index Licensing and Services businesses.

Our Market Data Products business sells and distributes historical and real-time quote and trade information to over 2.8 million financial professionals and individual investors globally. In addition, eSpeed’s market data business is part of our Information Services segment.

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

Technology Solutions

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses.

Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges. We help organizations manage the two-way flow of information with their audiences through our suite of advanced technology, analytics, and consultative services. In May 2013, we acquired the TR Corporate Solutions businesses which were integrated into our Corporate Solutions business. With the acquisition of the TR Corporate Solutions businesses, Corporate Solutions revenues primarily include subscription and transaction-based income from products in the following key areas: governance, investor relations, multimedia solutions and public relations.

Our Market Technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations and central securities depositories. Our technology business is also the sales channel for our complete global offering to other marketplaces.

Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination to markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to smaller African markets. Our solutions can handle a wide array of assets including cash equities, currencies, various interest-bearing securities, commodities, energy products and derivatives. Market Technology also provides broker services and enterprise governance, risk management and compliance software solutions.

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

•Regulatory changes relating to market structure or imposed upon certain types of instruments, transactions, or capital market participants; and

•Technological advancements and members’ demand for speed, efficiency, and reliability.

Currently our business drivers are defined by investors’ and companies’ cautiously optimistic outlook about the pace of the global economic recovery. Although some major market indices reached record levels in the fourth quarter of 2013, European equity markets have not performed as well and remain below their pre-financial crisis highs. As the global economy continues to avoid the intermittent crisis environments of 2010 through 2012, we are experiencing modest growth in many of our non-transactional businesses. Since a number of significant structural issues continue to confront the global economy, instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a return of market uncertainty. In the first quarter of 2014, the U.S. and European cash equity trading businesses experienced an increase in volumes due to higher overall industry trading volumes, while the U.S. and European derivative trading and clearing business experienced a decline in volume. Steady performances by major stock market indices and consistently low volatility throughout 2013 helped to boost the U.S. IPO market. This momentum in the IPO market carried over into the first quarter of 2014, while major stock market indices experienced resistance during the quarter and volatility increased. Additional impacts on our business drivers included the international enactment and implementation of new legislative and regulatory initiatives, the adapting business models of our largest transactional business customers as they address the regulatory changes initiated following the global financial crisis, and the continued rapid evolution and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the first quarter of 2014 may be characterized as follows:

•A much stronger pace of new equity issuance in the U.S. with 47 IPOs on The NASDAQ Stock Market, up from 18 in the first quarter of 2013. IPO activity improved in the Nordics with 5 IPOs in the first quarter of 2014 on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic. There were no IPOs on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic in the first quarter of 2013;

•Average daily matched share volume for all of our U.S. cash equity markets increased by 24.0%, while average daily U.S. share volume rose by 8.8% relative to the first quarter of 2013. Volatility, often a driver of volume levels, was higher in the first quarter of 2014 compared with the same period in 2013. Gains in matched share volume were due to both higher U.S. consolidated volume and an increase in matched market share from 18.4% in the first quarter of 2013 (NASDAQ 15.1%; NASDAQ OMX BX 2.5%; NASDAQ OMX PSX 0.8%) to 20.6% in the first quarter of 2014 (NASDAQ 17.2%; NASDAQ OMX BX 2.9%; NASDAQ OMX PSX 0.5%);

•Average daily matched equity options volume for our three U.S. options exchanges decreased 0.8% compared to the first quarter of 2013, while overall average daily U.S. options volume increased 7.3%. The decrease in our average daily matched options volume was driven by a decline in our combined matched market share for our three U.S. options exchanges of 2.3 percentage points;

•Continuous cost focus in the industry has further increased the growth of our NASDAQ Basic product.  The number of NASDAQ Basic subscribers increased 140% compared to the first quarter of 2013;

•A 20.9% increase relative to the first quarter of 2013 in the average daily number of cash equity trades on our Nordic and Baltic exchanges;

•A 33.9% increase relative to the first quarter of 2013 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges;

•A decline of 5.8% experienced by our Nordic and Baltic exchanges relative to the first quarter of 2013 in the number of traded and cleared options, futures and fixed-income contracts (excluding Finnish option contracts traded on Eurex);

•Intense competition among U.S. exchanges and dealer-owned systems for cash equity trading volume and strong competition between multilateral trading facilities and exchanges in Europe for cash equity trading volume;

•Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets; and

•Market trends requiring continued investment in technology to meet customers’ demands as markets adapt to a global financial industry, as increasing numbers of new companies are created, and as emerging countries show ongoing interest in developing their financial markets.

Financial Summary

The following table summarizes our financial performance for the three months ended March  31, 2014 when compared with the same period in 2013. The comparability of our results of operations between reported periods is impacted by the acquisitions of eSpeed on June 28, 2013 and the TR Corporate Solutions businesses on May 31, 2013.

	Three Months Ended March 31,		Percentage
	2014	2013	Change
	(in millions)
Revenues less transaction rebates, brokerage, clearance and exchange fees	$529	$418	26.6%
Operating expenses	345	328	5.2%
Operating income	184	90	#
Interest expense	30	24	25.0%
Asset impairment charges	-	10	#
Income before income taxes	156	59	#
Income tax provision	53	17	#
Net income attributable to NASDAQ OMX	$103	$42	#
Diluted earnings per share	$0.59	$0.25	#

#Denotes a variance equal to or greater than 100.0%.

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

Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” For the three months ended March  31, 2014, approximately 34.4% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 26.8% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone,  Danish Krone and British Pound.

The following summarizes significant changes in our financial performance for the three months ended March  31, 2014 when compared with the same period in 2013:

•Revenues less transaction rebates, brokerage, clearance and exchange fees increased  $111 million, or 26.6%, to $529 million in the first quarter of 2014, compared with $418 million in the same period in 2013, reflecting an operational increase in revenues. The increase in operational revenues was primarily due to an:

•increase in Corporate Solutions revenues of $57 million, reflecting higher revenues resulting from the acquisition of the TR Corporate Solutions businesses in May 2013;

•increase in fixed income trading revenues less brokerage, clearance and exchange fees of $14 million, reflecting the acquisition of eSpeed;

•increase in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $12 million;

•increase in Market Data Products revenues of $11 million, primarily from U.S. market data products; and

•increase in Index Licensing and Services revenues of $6 million.

•Operating expenses increased  $17 million, or 5.2%, to $345 million in the first quarter of 2014, compared with $328 million in the same period of 2013, reflecting an increase in operating expenses of $16 million and an unfavorable impact from foreign exchange of $1 million. The increase in operational expenses was primarily due to additional overall  expense associated with our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013, and higher merger and strategic initiatives expense, partially offset by a decrease in expense related to our voluntary accommodation program and a decrease in restructuring charges.

•Interest expense increased $6 million, or 25.0%, to $30 million in the first quarter of 2014, compared with $24 million in the same period in 2013, primarily due to the issuance of our 2021 Notes in June 2013. See “3.875% Senior Unsecured Notes,” of Note 8, “Debt Obligations,”  to the condensed consolidated financial statements for further discussion.

•In the first quarter of 2013, asset impairment charges of $10 million were related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million).

•Income tax provision was $53 million in the first quarter of 2014 compared with $17 million in the first quarter of 2013, an increase of $36 million.  The increase was primarily due to the increase in income before income taxes. Also, the income tax provision was lower in the first quarter of 2013 due to a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which were not reflected in income before income taxes.

These current and prior year items are discussed in more detail below.

NASDAQ OMX’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Listing Services, and Technology Solutions segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended March 31,
	2014	2013
Market Services
Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	16.1	15.0
NASDAQ OMX PHLX matched market share	16.0%	20.7%
The NASDAQ Options Market matched market share	10.3%	7.9%
NASDAQ OMX BX Options Market matched market share	1.0%	1.0%
Total market share	27.3%	29.6%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average daily volume:
Options, futures and fixed-income contracts	420,941	446,789
Finnish option contracts traded on Eurex	82,134	144,905
NASDAQ OMX Commodities
Power contracts cleared (TWh)(1)	429	460
Cash Equity Trading
NASDAQ securities
Total average daily share volume (in billions)	2.17	1.82
Matched market share executed on NASDAQ	25.8%	23.1%
Matched market share executed on NASDAQ OMX BX	2.7%	2.5%
Matched market share executed on NASDAQ OMX PSX	0.5%	0.9%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	35.2%	35.7%
Total market share(2)	64.2%	62.2%
New York Stock Exchange, or NYSE, securities
Total average daily share volume (in billions)	3.57	3.56
Matched market share executed on NASDAQ	13.6%	11.6%
Matched market share executed on NASDAQ OMX BX	2.9%	2.4%
Matched market share executed on NASDAQ OMX PSX	0.4%	0.5%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	31.1%	32.7%
Total market share(2)	48.0%	47.2%
NYSE MKT and regional securities
Total average daily share volume (in billions)	1.20	0.99
Matched market share executed on NASDAQ	12.2%	13.1%
Matched market share executed on NASDAQ OMX BX	3.4%	2.8%
Matched market share executed on NASDAQ OMX PSX	0.9%	1.4%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	30.7%	33.0%
Total market share(2)	47.2%	50.3%
Total U.S.-listed securities
Total average daily share volume (in billions)	6.94	6.38
Matched share volume (in billions)	87.2	70.3
Matched market share executed on NASDAQ	17.2%	15.1%
Matched market share executed on NASDAQ OMX BX	2.9%	2.5%
Matched market share executed on NASDAQ OMX PSX	0.5%	0.8%
Total market share	20.6%	18.4%
NASDAQ OMX Nordic and NASDAQ OMX Baltic securities
Average daily number of equity trades	383,448	317,069
Total average daily value of shares traded (in billions)	$5.7	$4.4
Total market share	71.9%	68.8%

Listing Services
Initial public offerings
NASDAQ	47	18
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	5	-
New listings
NASDAQ(3)	77	33
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(4)	9	4
Number of listed companies
NASDAQ(5)	2,667	2,568
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	755	752

Technology Solutions
Market Technology
Order intake (in millions)(7)	$57	$20
Total order value (in millions)(8)	$652	$527

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

(8)Represents total contract value of signed orders that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 7, “Deferred Revenue,” to the condensed consolidated financial statements, represents consideration received that is yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total first quarter 2014 revenues less transaction rebates, brokerage, clearance and exchange fees of $529 million, 40.3% was from our Market Services segment, 11.0% was from our Listing Services segment, 23.2% was from our Information Services segment and 25.5% was from our Technology Solutions segment. Of our total first quarter 2013 revenues less transaction rebates, brokerage, clearance and exchange fees of $418 million, 43.5% was from our Market Services segment, 13.2% was from our Listing Services segment, 25.4% was from our Information Services segment and 17.9% was from our Technology Solutions segment.

The following table shows our revenues by segment, cost of revenues for our Market Services segment and total revenues less transaction rebates, brokerage, clearance and exchange fees:

	Three Months Ended March 31,		Percentage
	2014	2013	Change

	(in millions)
Market Services	$582	$508	14.6%
Cost of revenues	(369)	(326)	13.2%
Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	213	182	17.0%
Listing Services	58	55	5.5%
Information Services	123	106	16.0%
Technology Solutions	135	75	80.0%
Total revenues less transaction rebates, brokerage, clearance and exchange fees	$529	$418	26.6%

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended March 31,		Percentage
	2014	2013	Change
	(in millions)
Market Services Revenues:
Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(1)	$126	$117	7.7%
Cost of revenues:
Transaction rebates	(75)	(62)	21.0%
Brokerage, clearance and exchange fees(1)	(7)	(11)	(36.4)%
Total U.S. derivative trading and clearing cost of revenues	(82)	(73)	12.3%
U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	44	44	-
European derivative trading and clearing	32	30	6.7%
Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	76	74	2.7%
Cash Equity Trading Revenues:
U.S. cash equity trading(2)	318	276	15.2%
Cost of revenues:
Transaction rebates	(210)	(180)	16.7%
Brokerage, clearance and exchange fees(2)	(76)	(73)	4.1%
Total U.S. cash equity cost of revenues	(286)	(253)	13.0%
U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	32	23	39.1%
European cash equity trading	26	22	18.2%
Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	58	45	28.9%
Fixed Income Trading Revenues:
Fixed income trading	15	-	#
Cost of revenues:
Brokerage, clearance and exchange fees	(1)	-	#
Total fixed income trading revenues less brokerage, clearance and exchange fees	14	-	#
Access and Broker Services Revenues	65	63	3.2%
Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$213	$182	17.0%

#        Denotes a variance greater than 100.0%.

 (1) Includes Section 31 fees of $6 million in the first quarter of 2014 and $8 million in the first quarter of 2013. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

(2) Includes Section 31 fees of $69 million in the first quarter of 2014 and $64 million in the first quarter of 2013. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees increased in the first quarter of 2014 compared with the same period in 2013 primarily due to increases in both fixed income trading revenues less brokerage, clearance and exchange fees and cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues increased in the first quarter of 2014 compared with the same period in 2013. U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees were flat in the first quarter of 2014 compared with the same period in 2013. The increase in U.S. derivative trading and clearing revenues was primarily due to higher industry volumes and an increase in revenue capture, partially offset by an overall decrease in our market share due to the mix of market share between our three U.S. options exchanges and a decrease in Section 31 pass-through fee revenue.

Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $6 million in the first quarter of 2014 and $8 million in the first quarter of 2013.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the first quarter of 2014 compared with the same period in 2013 primarily due to an increase in overall rebate capture rates and higher industry volumes, partially offset by an overall decrease in our market share due to the mix of market share between our three U.S. options exchanges.

Brokerage, clearance and exchange fees decreased in the first quarter of 2014 compared with the same period in 2013 primarily due to a decrease in routing costs and lower Section 31 pass-through fees.

European Derivative Trading and Clearing Revenues

The following table shows revenues from European derivative trading and clearing:

	Three Months Ended March 31,		Percentage
	2014	2013	Change
	(in millions)
European Derivative Trading and Clearing Revenues:
Options and futures contracts	$11	$11	-
Energy, carbon and other commodity products	15	13	15.4%
Fixed-income products	3	5	(40.0)%
Other revenues and fees	3	1	#
Total European Derivative Trading and Clearing revenues	$32	$30	6.7%

#Denotes a variance greater than 100.0%.

European derivative trading and clearing revenues increased in the first quarter of 2014 compared with the same period in 2013 primarily due to higher revenues in our energy, carbon and other commodity products due to higher trading activities and higher clearing revenues, partially offset by lower revenues on our fixed-income products primarily due to the impact of NLX trading incentives and an unfavorable impact from foreign exchange of $1 million.

 U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees increased in the first quarter of 2014 compared with the same period in 2013 primarily due to an increase in our matched market share and an increase in industry trading volumes.

U.S. cash equity trading revenues increased in the first quarter of 2014 compared with the same period in 2013 primarily due to increases in our matched market share and industry trading volumes, and an increase in Section 31 pass-through fee revenues.  Similar to U.S. derivative trading and clearing, we record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $69 million in the first quarter of 2014 and  $64 million in the first quarter of 2013, reflecting higher dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems in the first quarter of 2014.

For NASDAQ and NASDAQ OMX PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates increased in the first quarter of 2014 compared with the same period in 2013 primarily due to an increase in our matched market share and an increase in industry trading volumes.

Brokerage, clearance and exchange fees increased in the first quarter of 2014 compared with the same period in 2013 primarily due to an increase in Section 31 pass-through fees,  partially offset by a decline in routing costs due to lower volume routed.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges. European cash equity trading revenues increased in the first quarter of 2014 compared with the same period in 2013  primarily due to higher industry volumes, driven by two new large market capitalization listings, higher average pricing and a favorable impact from foreign exchange of $1 million.

Fixed Income Trading Revenues

Fixed income trading revenues less brokerage, clearance and exchange fees includes transaction fees generated from our eSpeed electronic benchmark U.S. Treasury trading platform that was acquired on June 28, 2013.

Access and Broker Services Revenues

Access and Broker Services revenues increased in the first quarter of 2014 compared with the same period in 2013 primarily due to increased revenues from the addition of eSpeed hosting revenues and new products, partially offset by a decline in membership fees. We completed the acquisition of eSpeed on June 28, 2013.

LISTING SERVICES

The following table shows revenues from our Listing Services segment:

	Three Months Ended March 31,		Percentage
	2014	2013	Change

	(in millions)
Listing Services Revenues:
U.S. listing services	$43	$42	2.4%
European listing services	15	13	15.4%
Total Listing Services revenues	$58	$55	5.5%

Listing Services revenues increased in the first quarter of 2014 compared with the same period in 2013 primarily due to an increase in both U.S. listing services and European listing services revenues. The increase in U.S. listing services revenues is primarily due to an increase in annual listing fees, reflecting an increase in the number of listed companies. The number of NASDAQ listed companies was 2,667 as of March 31, 2014 compared with 2,568 as of March 31, 2013. The increase in European listing services revenues was driven by higher market capitalization.

U.S. listing services revenues include annual listing fees, listing of additional shares fees and initial listing fees. Listing of additional shares fees and initial listing fees are recognized on a straight line basis over an estimated service period, which are four and six years, respectively, and can vary over time.

INFORMATION SERVICES

The following table shows revenues from our Information Services segment:

	Three Months Ended March 31,		Percentage
	2014	2013	Change
	(in millions)
Information Services Revenues:
Market Data Products Revenues:
U.S. market data products	$71	$61	16.4%
European market data products	22	21	4.8%
Index data products	7	7	-
Total Market Data Products revenues	100	89	12.4%

Index Licensing and Services revenues	23	17	35.3%
Total Information Services revenues	$123	$106	16.0%

Information Services revenues increased in the first quarter of 2014 compared with the same period in 2013 primarily due to increases in U.S. market data products and Index Licensing and Services revenues.

U.S. Market Data Products Revenues

U.S. market data products revenues increased in the first quarter of 2014 compared with the same period in 2013 primarily due to an increase in net U.S. tape revenues, higher customer demand for proprietary data products, select pricing initiatives, and an increase in revenues due to the acquisition of eSpeed, which was completed on June 28, 2013. Partially offsetting the increase were lower audit collections.

European Market Data Products Revenues

European market data products revenues increased in the first quarter of 2014 compared with the same period in 2013 due to an increase in audit collections and pricing changes.

Index Licensing and Services Revenues

Index Licensing and Services revenues increased in the first quarter of 2014 compared with the same period in 2013 primarily due to an increase in the underlying assets associated with NASDAQ OMX-licensed ETFs and other financial products due to product growth and newly executed product licenses.

TECHNOLOGY SOLUTIONS

The following table shows revenues from our Technology Solutions segment:

	Three Months Ended March 31,		Percentage
	2014	2013	Change
	(in millions)
Technology Solutions Revenues:
Corporate Solutions Revenues:
Governance	$5	$3	66.7%
Investor relations	45	11	#
Multimedia solutions	17	3	#
Public relations	15	7	#
Total Corporate Solutions revenues	82	24	#

Market Technology Revenues:
Software, license and support	40	39	2.6%
Change request and advisory	5	6	(16.7)%
Software as a service	8	6	33.3%
Total Market Technology revenues	53	51	3.9%
Total Technology Solutions revenues	$135	$75	80.0%

#Denotes a variance greater than 100.0%.

Technology Solutions revenues increased in the first quarter of 2014 compared with the same period in 2013 due to increases in both Corporate Solutions revenues and Market Technology revenues.

Corporate Solutions Revenues

Corporate Solutions revenues increased in the first quarter of 2014 compared with the same period in 2013 primarily due to the acquisition of the TR Corporate Solutions businesses completed on May 31, 2013 and expanding customer utilization of  GlobeNewswire products.

Market Technology Revenues

Market Technology revenues increased in the first quarter of 2014 compared with the same period in 2013  primarily due to an increase in broker surveillance and license revenues.

Total Order Value

As of March  31, 2014, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $652 million. Market Technology deferred revenue, included in the total Technology Solutions deferred revenue of $230 million, represents consideration received that is yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value

(in millions)
Fiscal year ended:
2014(1)	$131
2015	176
2016	122
2017	93
2018	66
2019 and thereafter	64
Total	$652

(1)   Represents revenues that are anticipated to be recognized over the remaining nine months of 2014.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended March 31,		Percentage
	2014	2013	Change

	(in millions)
Compensation and benefits	$158	$117	35.0%
Marketing and advertising	8	7	14.3%
Depreciation and amortization	35	27	29.6%
Professional and contract services	39	29	34.5%
Computer operations and data communications	22	15	46.7%
Occupancy	25	22	13.6%
Regulatory	7	7	-
Merger and strategic initiatives	28	8	#
General, administrative and other	23	25	(8.0)%
Restructuring charges	-	9	#
Voluntary accommodation program	-	62	#
Total operating expenses	$345	$328	5.2%

#Denotes a variance equal to or greater than 100.0%.

Total operating expenses increased $17 million in the first quarter of 2014 compared with the same period in 2013, reflecting an increase in operating expenses of $16 million and an unfavorable impact from foreign exchange of $1 million. The operational increase in the first quarter of 2014 was primarily due to additional overall expense associated with our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013, and higher merger and strategic initiatives expense, partially offset by a decrease in expense related to our voluntary accommodation program and a decrease in restructuring charges.

Compensation and benefits expense increased in the first quarter of 2014 compared with the same period in 2013 primarily due to additional salary expense resulting from our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June  2013, as well as higher compensation expense reflecting increased financial performance. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 3,688 employees at March  31, 2014 from 2,510 employees at March  31, 2013 primarily as a result of our acquisitions of the TR Corporate Solutions businesses and eSpeed.

 Depreciation and amortization expense increased in the first quarter of 2014 compared with the same period in 2013 primarily due to additional amortization expense associated with acquired intangible assets, primarily relating to our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013.

Professional and contract services expense increased in the first quarter of 2014 compared with the same period in 2013 primarily due to revenue-related costs incurred as a result of our acquisition of the TR Corporate Solutions businesses and costs incurred for special legal expenses. The revenue-related costs are primarily due to the production and delivery of webcast events as well as other events and services.

Computer operations and data communications expense increased in the first quarter of 2014 compared with the same period in 2013 primarily due to additional expense as a result of our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013, as well as higher communication line costs.

Occupancy expense increased in the first quarter of 2014 compared with the same period in 2013 primarily due to additional facilities costs related to our acquisition of the TR Corporate Solutions businesses.

Merger and strategic initiatives expense was $28 million in the first quarter of 2014 compared with $8 million in the first quarter of 2013. The costs in the first quarter of 2014 primarily related to our acquisition of the TR Corporate Solutions businesses and other strategic initiatives. The costs in the first quarter of 2013 related to our agreement to acquire the TR Corporate Solutions businesses and our agreement to acquire eSpeed. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion of the first quarter of 2014 charge.

Restructuring charges were $9 million in the first quarter of 2013. Our restructuring program was completed in the first quarter of 2013. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges recorded during the first quarter of 2013.

Voluntary accommodation program expense in the first quarter of 2013 relates to the one-time program for voluntary accommodations to qualifying members of up to $62 million, for which a liability was recorded as the program was approved by the SEC in March 2013. This program expanded the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012.

In October 2013, NASDAQ OMX announced the completion of initial review by The Market Regulation Department of FINRA of all claims submitted by qualifying members under the voluntary accommodation program. Thereafter, NASDAQ OMX informed claimants that FINRA would be conducting additional analysis with regard to one category of claims. Upon the completion of this additional analysis, the total value of valid submitted claims was determined to be $44 million. NASDAQ OMX submitted to the SEC a filing that provided a report on the administration of the voluntary accommodation program. After the filing became effective, our liability was reduced to $44 million and payment of valid claims totaling $44 million was made in the fourth quarter of 2013.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Three Months Ended March 31,		Percentage
	2014	2013	Change
	(in millions)
Interest income	$2	$3	(33.3)%
Interest expense	(30)	(24)	25.0%
Net interest expense	(28)	(21)	33.3%
Asset impairment charges	-	(10)	#
Total non-operating expenses	$(28)	$(31)	(9.7)%

#Denotes a variance equal to 100.0%.

Total non-operating expenses decreased in the first quarter of 2014 compared with the same period in 2013  primarily due to asset impairment charges recorded in the first quarter of 2013, partially offset by an increase in interest expense in the first quarter of 2014.

Interest Income

Interest income decreased in the first quarter of 2014 compared with the same period in 2013 primarily due to a decrease in cash and cash equivalents in the first quarter of 2014.

Interest Expense

Interest expense increased in the first quarter of 2014 compared with the same period in 2013 primarily due to the issuance of our 2021 Notes.

Interest expense for the first quarter of 2014 was $30 million, and was comprised of $28 million of interest expense, $1 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees. Interest expense for the first quarter of 2013 was $24 million, and was comprised of $21 million of interest expense, $1 million of non-cash expense associated with the accretion of debt discounts, $1 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Asset Impairment Charges

In the first quarter of 2013, we recorded asset impairment charges of $10 million related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million). See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Purchased Intangible Assets,” to the condensed consolidated financial statements for further discussion.

Tax Matters

NASDAQ OMX’s income tax provision was $53 million in the first quarter of 2014 compared with $17 million in the first quarter of 2013. The overall effective tax rate was 34% in the first quarter of 2014 compared with 29% in the first quarter of 2013. The higher effective tax rate in the first quarter of 2014 when compared with the same period in 2013 is primarily due to a permanent tax benefit recorded in the first quarter of 2013 associated with certain taxable foreign exchange revaluation losses which were not reflected in income before income taxes. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets. In order to recognize and measure our unrecognized tax benefits, management determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the recognition thresholds, the position is measured to determine the amount of benefit to be recognized in the condensed consolidated financial statements. Interest and/or penalties related to income tax matters are recognized in income tax expense.

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2010 are currently under audit by the Internal Revenue Service and we are subject to examination for 2011 and 2012. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2012. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2006 through 2012. We anticipate that the amount of unrecognized tax benefits at March 31, 2014 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position for years 2009 through 2011, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. NASDAQ OMX has appealed the ruling by the Finnish Appeals Board to the Finnish Administrative Court. Through March 31, 2014, we have recorded tax benefits of $20 million associated with this filing position. Of this amount we have paid $12 million to the Finnish tax authorities. We have also paid $11 million in interest and penalties. In 2014, we will pay $8 million, which represents the benefit taken in 2013 and the first quarter of 2014. We expect the Finnish Administrative Court to agree with our position, which would result in an expected refund to NASDAQ OMX of $31 million.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Because this legislation is unclear with regard to our ability to continue to claim such interest deductions, NASDAQ OMX has filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. We expect to receive a favorable response from the Swedish Tax Council for Advance Tax Rulings. Since January 1, 2013, we have recorded tax benefits of $20 million, or $0.12 per diluted share, related to this matter. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

In December 2012, the Swedish Tax Agency approved our 2010 amended VAT tax return and we received a cash refund for the amount claimed. In 2013, we filed VAT tax returns for 2011 and 2012 and utilized the same approach which was approved for the 2010 filing. However, even though the VAT return position was previously reviewed and approved by the Swedish Tax Agency, we were informed by the Swedish Tax Agency that our VAT refund claims for 2011 and 2012 are not valid. However, they will not seek reimbursement of the 2010 refund. We have appealed the finding by the Swedish Tax Agency to the Administrative Court. For the period January 1, 2011 through March 31, 2014, we have recorded benefits of $15 million associated with this position.

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

Non-GAAP adjustments for the quarter ended March  31, 2014 primarily related to the following:

(i) merger and strategic initiatives costs of $28 million primarily related to our acquisition of the TR Corporate Solutions businesses and other strategic initiatives – for further discussion, see “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions,”  to the condensed consolidated financial statements,  (ii) special legal expense of $1 million, and (iii) adjustment to the income tax provision of $8 million to reflect these non-GAAP adjustments.

Non-GAAP adjustments for the quarter ended March  31, 2013 primarily related to the following:

(i) merger and strategic initiatives costs of $8 million related to recent acquisitions and other strategic initiatives, (ii)  voluntary accommodation program expense of $62 million, (iii) expense related to an SEC matter of $10 million, (iv) intangible asset impairment charges of $10 million related to certain acquired intangible assets associated with customer relationships and a certain trade name, (v) restructuring charges of $9 million -  for further discussion, see Note 3, “Restructuring Charges,” to the condensed consolidated financial statements, (vi) special legal expenses of $2 million, and (vii) adjustments to the income tax provision of $35 million to reflect these non-GAAP adjustments.

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$103	$0.59	$42	$0.25
Non-GAAP adjustments:
Merger and strategic initiatives	28	0.16	8	0.05
Voluntary accommodation program	-	-	62	0.37
SEC matter	-	-	10	0.06

Asset impairment charges	-	-	10	0.06
Restructuring charges	-	-	9	0.05
Special legal expenses	1	0.01	2	0.01
Other	1	0.01	-	-
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(8)	(0.05)	(35)	(0.21)
Total non-GAAP adjustments, net of tax	22	0.13	66	0.39
Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$125	$0.72	$108	$0.64
Weighted-average common shares outstanding for diluted earnings per share		173,666,556		169,661,716

(1)   We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

Liquidity and Capital Resources

Global markets and economic conditions continue to improve from adverse levels experienced during the past several years and investors and lenders remain cautiously optimistic about the pace of the global economic recovery. A  lack of confidence in the prospects for growth could result in sporadic increases in market volatility and lackluster trading volumes, which could in turn affect our ability to obtain additional funding from lenders. Currently, our cost and availability of funding remain healthy.

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock and debt obligations.  In June 2013, NASDAQ OMX issued the 2021 Notes. We used the majority of the net proceeds from the offering of the 2021 Notes to fund the cash consideration payable by us for the acquisition of eSpeed and related expenses. We used the remaining proceeds from the 2021 Notes for general corporate purposes. As part of the acquisition of eSpeed, NASDAQ OMX has contingent future obligations to issue 992,247 shares of NASDAQ OMX common stock annually which approximated certain tax benefits associated with the transaction of $484 million. Such contingent future issuances of NASDAQ OMX common stock will be paid ratably through 2027, if NASDAQ OMX achieves a designated revenue target in each such year. The contingent future issuances of NASDAQ OMX common stock are subject to anti-dilution protections and acceleration upon certain events.

In addition to these cash sources, we have a $750 million revolving credit commitment (including a swingline facility and letter of credit facility) under our senior unsecured five-year credit facility. As of December 31, 2013, availability under the revolving credit commitment was $655 million. In the first quarter of 2014, we borrowed $25 million under the revolving credit commitment and utilized the proceeds for general corporate purposes. During the first quarter of 2014, we repaid the total amount drawn on the revolving credit commitment of $120 million. As of March  31, 2014, availability under the revolving credit commitment was $750 million. See “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

In the near term, we expect that our operations and availability under our revolving credit commitment will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends.

Working capital (calculated as current assets less current liabilities) was ($59) million at March 31, 2014, compared with $363 million at December 31, 2013, a decrease of $422 million.  Since the 2015 Notes (aggregate principal amount of $400 million) are due within one year, they are included in current liabilities at March 31, 2014 which is the primary reason for the decrease. We plan to refinance the 2015 Notes prior to maturity.

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

In connection with an increase in indebtedness to finance the acquisition of eSpeed, S&P affirmed the credit rating of NASDAQ OMX at BBB and NASDAQ OMX Clearing AB at A+, and placed both NASDAQ OMX and NASDAQ OMX Clearing AB on negative outlook. At the same time, Moody’s affirmed the credit rating of NASDAQ OMX at Baa3.

The following sections discuss the effects of changes in our financial assets, debt obligations, clearing and broker-dealer net capital requirements, and cash flows on our liquidity and capital resources.

Financial Assets

The following table summarizes our financial assets:

	March 31, 2014	December 31, 2013

	(in millions)
Cash and cash equivalents	$384	$398
Restricted cash	84	84
Financial investments, at fair value	197	189
Total financial assets	$665	$671

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase, except for trading investment securities with original maturities of three months or less at the time of purchase which are included in financial investments, at fair value. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of March  31, 2014, our cash and cash equivalents of $384 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of March 31, 2014 decreased $14 million from December 31, 2013 primarily due to net cash used in financing and investing activities, partially offset by net cash provided by operating activities. See “Cash Flow Analysis” below for further discussion.

Current restricted cash, which was $84 million as of both March  31, 2014 and December 31, 2013, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Condensed Consolidated Balance Sheets. As of March  31, 2014 and December 31, 2013, current restricted cash primarily includes cash held for regulatory purposes at NASDAQ OMX Stockholm and NOS Clearing. See Note 14, “Clearing Operations,” to the condensed consolidated financial statements for further discussion.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled  $112 million as of March 31, 2014 and $159 million as of December 31, 2013. The remaining balance held in the U.S. totaled $272 million as of March  31, 2014 and $239 million as of December 31, 2013.

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

Share Repurchase Program

In the third quarter of 2012, our board of directors authorized the repurchase of up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases are funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time. The shares repurchased under the share repurchase program are available for general corporate purposes. As of March 31, 2014, the remaining amount for share repurchases under the authorized program was $215 million.

Cash Dividends on Common Stock

In  March 2014, we paid a  quarterly cash dividend of $0.13 per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 11, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.

Also in  March 2014, the board of directors declared a regular quarterly cash dividend of $0.15 per share on our outstanding common stock. The dividend is payable on June 27, 2014 to shareholders of record at the close of business on June 13, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $197 million as of March 31, 2014 and $189 million as of December 31, 2013 and are primarily comprised of trading securities, mainly Swedish government debt securities. Of these securities, $177 million as of  March  31, 2014 and $167 million as of December 31, 2013 are assets utilized to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading securities.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	March 31, 2014	December 31, 2013

		(in millions)
4.00% senior unsecured notes	January 2015	400	400
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility	September 2016	323	349
$750 million revolving credit commitment	September 2016	-	95
5.25% senior unsecured notes (net of discount)	January 2018	368	368
5.55% senior unsecured notes (net of discount)	January 2020	598	598
3.875% senior unsecured notes (net of discount)	June 2021	825	824
Total debt obligations		2,514	2,634
Less current portion		(430)	(45)
Total long-term debt obligations		$2,084	$2,589

In addition to the $750 million revolving credit commitment, we also have other credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At March  31, 2014, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $311 million ($218 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2013, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled  $312 million ($219 million in available liquidity and $93 million to satisfy regulatory requirements), of which $11 million was utilized.

At March  31, 2014, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for the clearing operations of NASDAQ OMX Nordic Clearing and NOS Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At March  31, 2014, our required regulatory capital consisted of $177 million of Swedish government debt securities, that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, and $43 million of cash that is included in restricted cash in the Condensed Consolidated Balance Sheets.

In addition, we have available credit facilities of $93 million which can be utilized to satisfy our regulatory capital requirements. See “Debt Obligations” above for further discussion.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, NASDAQ Options Services and Execution Access, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At March 31, 2014, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $15.2 million, or $14.9 million in excess of the minimum amount required. At March 31, 2014, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $3.5 million, or $3.2 million in excess of the minimum amount required. At March 31, 2014, Execution Access was required to maintain minimum net capital of $0.9 million and had total net capital of $44.5 million, or $43.6 million in excess of the minimum amount required.

Other Capital Requirements

NASDAQ Options Services also is required to maintain a  $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Three Months Ended March 31,
	2014	2013	Percentage Change

	(in millions)
Net cash provided by (used in):
Operating activities	$183	$149	22.8%
Investing activities	(46)	(14)	#
Financing activities	(153)	(35)	#
Effect of exchange rate changes on cash and cash equivalents	2	(6)	#
Net decrease in cash and cash equivalents	(14)	94	#
Cash and cash equivalents at the beginning of period	398	497	(19.9)%
Cash and cash equivalents at the end of period	$384	$591	(35.0)%

#Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the three months ended March 31, 2014:

•Net income of $103 million, plus:

•  Non-cash items of $58 million comprised primarily of $35 million of depreciation and amortization expense, $18 million of merger and strategic initiatives expense, and $14 million of share-based compensation expense, partially offset by deferred income taxes of $10.

•Increase in deferred revenue of $128 million mainly due to Listing Services’ annual billings.

Partially offset by a:

•Decrease in accrued personnel costs of $58 million primarily due to the payment of our 2013 incentive compensation in the first quarter of 2014, partially offset by the 2014 accrual.

•Increase in accounts receivable, net of $42 million primarily due to the timing of collections and activity.

•Decrease in Section 31 fees payable to the SEC of $8 million primarily due to timing of payments, which are made twice a year in September and March, partially offset by higher dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems and higher Section 31 fee rates in 2014.

The following items impacted our net cash provided by operating activities for the three months ended March  31, 2013:

•Net income of $42 million, plus:

•  Non-cash items of $24 million comprised primarily of $27 million of depreciation and amortization expense, $10 million of asset impairment charges, and $9 million of share-based compensation expense, partially offset by deferred income taxes of $23 million.

•Increase in deferred revenue of $105 million mainly due to Listing Services’ annual billings.

•Increase in accounts payable and accrued expenses of $44 million primarily due to the recording of our voluntary accommodation program liability, partially offset by a decrease in accrued interest payable related to our debt obligations and the timing of payments.

•Decrease in accounts receivable, net of $14 million primarily due to timing of collections.

Partially offset by a:

•Decrease in accrued personnel costs of $52 million primarily due to the payment of our 2012 incentive compensation in the first quarter of 2013, partially offset by the 2013 accrual.

•Decrease in Section 31 fees payable to the SEC of $26 million primarily due to timing of payments, which are made twice a year in September and March and lower dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems, partially offset by higher Section 31 fee rates in 2013.

Net Cash Used in Investing Activities

Net cash used in investing activities for both the three months ended March 31, 2014 and 2013 primarily consisted of purchases of trading securities and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net Cash Used in Financing Activities

Net cash used in financing activities in the three months ended March 31, 2014 primarily consisted of $146 million of cash used in connection with the repayment of debt obligations, which consisted of a  required quarterly principal payment of $11 million and an optional prepayment of $15 million on our 2016 Term Loan, and the repayment of the total amount drawn on the revolving credit commitment of $120 million, which included $25 million of proceeds received during the three months ended March 31, 2014. In addition, cash used in financing activities included $22 million of cash dividends paid on our common stock.

Net cash used in financing activities in the three months ended March 31, 2013 primarily consisted of $21 million related to cash dividends paid on our common stock, a required quarterly principal payment on our debt obligations of $11 million made on the 2016 Term Loan, and $10 million used in connection with our share repurchase programs.

For further discussion of our debt obligations, see Note 8, “Debt Obligations,” to the condensed consolidated financial statements. For further discussion of our share repurchase program, see “Share Repurchase Program,” of Note 11, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements.

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of March  31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	2019-Thereafter

	(in millions)
Debt obligations by contract maturity(1)	$3,079	$89	$888	$530	$1,572
Minimum rental commitments under non-cancelable operating leases, net(2)	423	59	145	81	138
Other obligations(3)	23	15	8	-	-
Total	$3,525	$163	$1,041	$611	$1,710

(1)Our debt obligations include both principal and interest obligations. At March  31, 2014, an interest rate of 1.53% was used to compute the amount of the contractual obligations for interest on the 2016 Term Loan. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at March  31, 2014. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)In connection with our acquisitions of FTEN, Glide Technologies and the index business of Mergent, Inc., including Indxis, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. At March  31, 2014, these agreements provide for future payments of $11 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets. In addition, other obligations include future transition service agreement payments associated with the acquisition of the TR Corporate Solutions businesses and the second installment payment related to the acquisition of the remaining 28% ownership interest in BWise, which is expected to be paid in 2015.

Non-Cash Contingent Consideration

As part of the eSpeed purchase price consideration, we have agreed to future annual issuances of 992,247 shares of NASDAQ OMX common stock which approximated certain tax benefits associated with the transaction. Such contingent future issuances of NASDAQ OMX common stock will be paid ratably through 2027 if NASDAQ OMX achieves a designated revenue target in each such year.  The contingent future issuances of NASDAQ OMX common stock are subject to anti-dilution protections and acceleration upon certain events.

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

Margin Deposits Received for Clearing Operations

NASDAQ OMX Nordic Clearing and NOS Clearing each require all clearing members to provide collateral, which may consist of cash and eligible securities, in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. Pledged collateral is held at a nominee account in NASDAQ OMX Nordic Clearing’s name or NOS Clearing’s name for the benefit of the clearing members and is immediately accessible by NASDAQ OMX Nordic Clearing or NOS Clearing in the event of default. The pledged collateral is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Clearing member pledged collateral related to our clearing operations was $8.1 billion as of March  31, 2014 and $9.5 billion as of December 31, 2013. NASDAQ OMX Nordic Clearing maintains and manages all cash deposits related to margin collateral and records these cash deposits in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and current liability.

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

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by clearing members discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. Financial guarantees issued to us totaled $18 million at March 31, 2014 and $20 million at December 31, 2013. At March 31, 2014, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $311 million ($218 million in available liquidity and $93 million to satisfy regulatory requirements), none of which was utilized. At December 31, 2013, these facilities totaled $312 million ($219 million in available liquidity and $93 million to satisfy regulatory requirements), of which $11 million was utilized.

Execution Access has a clearing arrangement with Cantor Fitzgerald.  As of March 31, 2014, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in the Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $15 million as of March  31, 2014  and $16 million at December 31, 2013. These guarantees primarily related to obligations for our rental and leasing contracts. In addition, for certain Market Technology contracts, we have provided performance guarantees of $2 million as of March  31, 2014  and December 31, 2013 related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for the above guarantees.

In connection with the launch of NASDAQ OMX NLX, we have entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since the amount of these payments is not currently probable and cannot be quantified as of March  31, 2014, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these payments.

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

Interest Rate Risk

The following table summarizes our financial assets and liabilities that are subject to interest rate risk as of March  31, 2014:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100bp adverse shift in interest rate(2)

	(in millions)
Floating rate positions(3)	$2,918	$2,576	$(4)
Fixed rate positions	-	2,196	-

(1)Represents total contractual debt obligations and amounts related to default fund contributions and margin deposits.

(2)Annualized impact of a 100 basis point parallel adverse shift in the yield curve.

(3)Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.

We are exposed to cash flow risk on floating rate financial assets of $2,918 million and financial liabilities of $2,576 million at March 31, 2014. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on March 31, 2014 positions, each 1.0% adverse change in interest rate would impact annual pre-tax income by $4 million related to our floating positions.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency translation risk. For the three months ended March  31, 2014, approximately 34.4% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 26.8% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone, Danish Krone, and British Pound.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the three months ended March  31, 2014 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	British Pound	Other Foreign Currencies

	(in millions, except currency rate)
Three months ended March 31, 2014
Average foreign currency rate to the U.S. dollar	0.1548	1.3707	0.1642	0.1837	1.6551	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	18.6%	4.3%	2.7%	2.6%	3.1%	3.1%
Percentage of operating income	22.1%	2.8%	4.1%	5.5%	(4.8)%	(2.9)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(10)	$(2)	$(1)	$(1)	$(2)	$(2)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(1)	$(1)	$(1)	$(1)	$(1)

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

Our primary exposure to net assets in foreign currencies as of March  31, 2014 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation

	(in millions)
Swedish Krona(1)	$4,347	$(435)
Norwegian Krone	304	(30)
British Pound	169	(17)
Euro	164	(16)
Australian Dollar	98	(10)

(1)Includes goodwill of $3,377 million and intangible assets, net of $1,025 million.

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

Execution Access is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald.  As of March  31, 2014, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties will be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

(b) Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

As previously disclosed, we became a party to several legal and regulatory proceedings in 2012 and 2013 relating to the Facebook IPO that occurred on May 18, 2012. We believe that the legal actions filed against NASDAQ OMX are without merit and intend to defend them vigorously.

As described in our Annual Report on Form 10-K for the year ended December 31, 2012, we are named as a defendant in a consolidated matter captioned In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389 (S.D.N.Y.). Our appeal of the district court’s order granting in part and denying in part our motion to dismiss the consolidated amended complaint is currently pending in the United States Court of Appeals for the Second Circuit, at No. 14-1457. On April 10, 2014, an individual plaintiff commenced a new action in the Small Claims Court of the Superior Court of the California, County of Los Angeles, Southwest District, captioned Eshehata v. The NASDAQ OMX Group, Inc., No. 14S02684, alleging fraud, negligence, and an “unlawful scheme” in connection with the Facebook IPO. NASDAQ is removing the matter to federal court and seeking to have it transferred to the United States District Court for the Southern District of New York for coordination with the consolidated matter.

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

We also are named as one of many defendants in a case captioned City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The plaintiff has named as defendants sixteen national securities exchanges; fourteen of the largest brokerage firms in the United States; and twelve financial-services firms whose primary business allegedly is engaging in high-frequency trading. The plaintiff alleges that the defendants engaged in a scheme to manipulate the securities markets through high-frequency trading; they assert claims against us under Section 10(b) of the Act and Rule 10b-5, as well as under Section 6(b) of the Act. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

Except as disclosed above and in prior reports filed under the Act, we are not currently a party to any litigation or proceeding that we believe could have a material adverse effect on our business, consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC on February 24, 2014. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

The shares repurchased under the share repurchase program are available for general corporate purposes. As of March 31, 2014, the remaining amount for share repurchases under the authorized program was $215 million.

Employee Transactions

In addition to our share repurchase program, during the fiscal quarter ended March 31, 2014, we also purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended March 31, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2014
Share repurchase program	-	$-	-	$215
Employee transactions	3,152	$39.95	N/A	N/A

February 2014

Share repurchase program	-	$-	-	$215
Employee transactions	42,476	$38.53	N/A	N/A

March 2014
Share repurchase program	-	$-	-	$215
Employee transactions	506,291	$38.35	N/A	N/A

Total Fiscal Quarter Ended March 31, 2014
Share repurchase program	-	$-	-	$215
Employee transactions	551,919	$38.37	N/A	N/A

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

The NASDAQ OMX Group, Inc.
(Registrant)

Date: May 9, 2014	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: May 9, 2014	By:	/s/ Lee Shavel
	Name:	Lee Shavel
	Title:	Chief Financial Officer and Executive Vice President, Corporate Strategy

Exhibit Index

Exhibit Number

3.1	Amended and Restated Certificate of Incorporation of NASDAQ OMX (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.1.1	Certificate of Elimination of NASDAQ OMX’s Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.2	By-Laws of NASDAQ OMX (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 28, 2014).
10.1	Form of NASDAQ OMX One-Year Performance Share Unit Agreement.*

10.2	Form of NASDAQ OMX Three-Year Performance Share Unit Agreement.*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 12 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.

**The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three months ended March 31, 2014 and 2013; (ii) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) notes to condensed consolidated financial statements.