Form 10-Q
period 2014-06-30
NASDAQ OMX GROUP, INC.
filed 2014-08-06
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2014
Common Stock, $.01 par value per share	168,736,034 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2014

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

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 that was filed with the U.S. Securities and Exchange Commission, or SEC, on May 9, 2014 and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that was filed with the SEC on February 24, 2014.

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

•loss of significant trading and clearing volume, market share, listed companies or other customers;

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 that was filed with the SEC on May 9, 2014 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that was filed with the SEC on February 24, 2014. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$314	$398
Restricted cash	39	84
Financial investments, at fair value	203	189
Receivables, net	395	393
Deferred tax assets	22	12
Default funds and margin deposits	2,579	1,961
Other current assets	166	126
Total current assets	3,718	3,163
Property and equipment, net	280	268
Non-current deferred tax assets	482	404
Goodwill	6,068	6,186
Intangible assets, net	2,313	2,386
Other non-current assets	255	170
Total assets	$13,116	$12,577

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$188	$228
Sections 31 fees payable to SEC	154	82
Accrued personnel costs	100	154
Deferred revenue	230	151
Other current liabilities	135	141
Deferred tax liabilities	38	38
Default funds and margin deposits	2,579	1,961
Current portion of debt obligations	-	45
Total current liabilities	3,424	2,800
Debt obligations	2,408	2,589
Non-current deferred tax liabilities	697	708
Non-current deferred revenue	232	143
Other non-current liabilities	148	153
Total liabilities	6,909	6,393

Commitments and contingencies
Equity
NASDAQ OMX stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 216,640,867 at June 30, 2014 and 214,419,155 at December 31, 2013; shares outstanding: 168,588,156 at June 30, 2014 and 169,357,084 at December 31, 2013	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: none at June 30, 2014 and 1,600,000 at December 31, 2013; shares outstanding: none at June 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	4,328	4,278
Common stock in treasury, at cost: 48,052,711 shares at June 30, 2014 and 45,062,071 shares at December 31, 2013	(1,117)	(1,005)
Accumulated other comprehensive loss	(142)	(67)
Retained earnings	3,134	2,976
Total NASDAQ OMX stockholders' equity	6,205	6,184
Noncontrolling interests	2	-
Total equity	6,207	6,184
Total liabilities and equity	$13,116	$12,577

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Market Services	$544	$553	$1,126	$1,060
Listing Services	60	58	117	113
Information Services	123	107	246	212
Technology Solutions	138	96	273	172
Total revenues	865	814	1,762	1,557

Cost of revenues:
Transaction rebates	(252)	(276)	(536)	(518)
Brokerage, clearance and exchange fees	(90)	(87)	(174)	(170)
Total cost of revenues	(342)	(363)	(710)	(688)
Revenues less transaction rebates, brokerage, clearance and exchange fees	523	451	1,052	869

Operating expenses:
Compensation and benefits	145	126	303	243
Marketing and advertising	9	8	18	15
Depreciation and amortization	35	28	69	55
Professional and contract services	42	35	81	64
Computer operations and data communications	23	20	45	35
Occupancy	24	23	49	46
Regulatory	7	8	14	16
Merger and strategic initiatives	14	25	42	33
General, administrative and other	33	19	56	42
Restructuring charges	-	-	-	9
Voluntary accommodation program	-	-	-	62
Total operating expenses	332	292	677	620
Operating income	191	159	375	249
Interest income	1	2	3	5
Interest expense	(30)	(26)	(59)	(50)
Asset impairment charges	-	-	-	(10)
Income before income taxes	162	135	319	194
Income tax provision	61	47	114	64
Net income	101	88	205	130
Net (income) loss attributable to noncontrolling interests	-	-	-	-
Net income attributable to NASDAQ OMX	$101	$88	$205	$130

Per share information:
Basic earnings per share	$0.60	$0.53	$1.21	$0.78
Diluted earnings per share	$0.59	$0.52	$1.18	$0.77
Cash dividends declared per common share	$-	$0.13	$0.28	$0.26

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$101	$88	$205	$130
Other comprehensive income (loss):
Net unrealized holding gains on available-for-sale investment securities:	-	14	-	15

Foreign currency translation gains (losses):
Net foreign currency translation losses	(124)	(110)	(137)	(152)
Income tax benefit	54	176	62	183
Total	(70)	66	(75)	31
Total other comprehensive income (loss), net of tax	(70)	80	(75)	46
Comprehensive income	31	168	130	176
Comprehensive (income) loss attributable to noncontrolling interests	-	-	-	-
Comprehensive income attributable to NASDAQ OMX	$31	$168	$130	$176

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$205	$130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	55
Share-based compensation	30	18
Excess tax benefits related to share-based compensation	(6)	(13)
Deferred income taxes	(21)	(28)
Non-cash merger and strategic initiatives	20	-
Non-cash restructuring charges	-	1
Asset impairment charges	-	10
Other reconciling items included in net income	18	1
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(10)	(22)
Other assets	(10)	(61)
Accounts payable and accrued expenses	(36)	83
Section 31 fees payable to SEC	72	48
Accrued personnel costs	(54)	(30)
Deferred revenue	99	47
Other liabilities	7	16
Net cash provided by operating activities	383	255
Cash flows from investing activities:
Purchases of trading securities	(201)	(187)
Proceeds from sales and redemptions of trading securities	200	250
Purchases of available-for-sale investment securities	(17)	-
Purchase of equity and cost method investments	-	(39)
Acquisitions of businesses	-	(1,121)
Purchases of property and equipment	(66)	(45)
Other investment activities	(10)	-
Net cash used in investing activities	(94)	(1,142)
Cash flows from financing activities:
Payments of debt obligations	(754)	(23)
Proceeds from debt obligations	519	825
Cash paid for repurchase of common stock	(93)	(10)
Cash dividends	(47)	(43)
Proceeds received from employee stock activity	18	19
Payments related to employee shares withheld for taxes	(23)	(4)
Excess tax benefits related to share-based compensation	6	13
Other financing activities	1	-
Net cash provided by (used in) financing activities	(373)	777
Effect of exchange rate changes on cash and cash equivalents	-	(8)
Net decrease in cash and cash equivalents	(84)	(118)
Cash and cash equivalents at beginning of period	398	497
Cash and cash equivalents at end of period	$314	$379
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$76	$40
Income taxes, net of refund	$103	$100
Non-cash investing activities:
Cost method investment	$75	$-
Acquisition of eSpeed contingent future issuance of NASDAQ OMX common stock	$-	$484

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of June 30, 2014, The NASDAQ Stock Market was home to 2,709 listed companies with a combined market capitalization of approximately $7.6 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, three options markets and an electronic platform for trading of U.S. Treasuries. In March 2014, we launched NASDAQ Private Market, or NPM, a marketplace for private growth companies.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland, as well as the clearing operations of NASDAQ OMX Clearing AB, as NASDAQ OMX Nordic. We also operate exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of June  30, 2014, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 782 listed companies with a combined market capitalization of approximately $1.3 trillion. We also operate NASDAQ OMX Armenia.

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

As shown in the Condensed Consolidated Statements of Comprehensive Income, the income tax benefit in the second quarter and first six months of 2013 was impacted due to an assertion made by NASDAQ OMX to permanently reinvest the earnings of certain foreign subsidiaries. As a result of this assertion, adjustments were made to our deferred tax balances relating to cumulative translation adjustments pertaining to these subsidiaries.

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2010 are currently under audit by the Internal Revenue Service and we are subject to examination for 2011 and 2012. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2012. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2006 through 2012. We anticipate that the amount of unrecognized tax benefits at June 30, 2014 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position for years 2009 through 2011, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. In June 2014, the Finnish Administrative Court also disagreed with the company’s tax return filing position. Through June 30, 2014, we have recorded tax benefits of $21 million associated with this filing position. Of this amount we have paid $12 million to the Finnish tax authorities. We have also paid $11 million in interest and penalties. In 2014, we will pay $9 million, which represents the benefit taken in 2013 and the first six months of 2014. We expect the Finnish Supreme Administrative Court to agree with our position, which would result in an expected refund to NASDAQ OMX of $32 million.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Because this legislation is unclear with regard to our ability to continue to claim such interest deductions, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. In June 2014, we received an unfavorable ruling from the Swedish Tax Council for Advance Tax Rulings. We will appeal this ruling to the Swedish Supreme Administrative Court. We expect to receive a favorable decision from the Swedish Supreme Administrative Court. Since January 1, 2013, we have recorded tax benefits of $24 million, or $0.14 per diluted share, related to this matter. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

In December 2012, the Swedish Tax Agency approved our 2010 amended value added tax, or VAT, tax return and we received a cash refund for the amount claimed. In 2013, we filed VAT tax returns for 2011 and 2012 and utilized the same approach which was approved for the 2010 filing. However, even though the VAT return position was previously reviewed and approved by the Swedish Tax Agency, we were informed by the Swedish Tax Agency that our VAT refund claims for 2011 and 2012 are not valid. However, they will not seek reimbursement of the 2010 refund. We have appealed the finding by the Swedish Tax Agency to the Administrative Court. For the period January 1, 2011 through June 30, 2014, we have recorded benefits of $16 million associated with this position.

Recently Announced Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supercedes the revenue recognition guidance in Accounting Standards Codification, or ASC, 605, “Revenue Recognition.” The new revenue recognition standard sets forth a five-step revenue recognition model to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The standard also requires more detailed disclosures. The standard provides alternative methods of initial adoption and is effective for us on January 1, 2017. Early adoption is not permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation.  Under the new guidance, only disposals representing a strategic shift in operations that have or will have a major effect on an entity’s operations and financial results should be presented as discontinued operations. This guidance is effective for us on January 1,

2015. Early adoption is permitted provided that the disposal was not previously disclosed. We will prospectively apply this new standard to applicable transactions.

3. Restructuring Charges

During the first quarter of 2012, we performed a comprehensive review of our processes, organizations and systems in a company-wide effort to improve performance, cut costs, and reduce spending. This restructuring program was completed in the first quarter of 2013.

The following table presents a summary of restructuring charges in the Condensed Consolidated Statements of Income for the six months ended June 30, 2013:

Six Months Ended June 30,
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

The purchase price consisted of $755 million in cash and contingent future annual issuances of 992,247 shares of NASDAQ OMX common stock, which approximated certain tax benefits associated with the transaction of $484 million. Such contingent future issuances of NASDAQ OMX common stock will be paid ratably through 2027 if NASDAQ OMX’s total gross revenues equal or exceed $25 million in each such year.  The contingent future issuances of NASDAQ OMX common stock are subject to anti-dilution protections and acceleration upon certain events.

We finalized the allocation of the purchase price for eSpeed in the second quarter of 2014. There were no adjustments to the provisional values for this acquisition during the first six months of 2014.

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

We finalized the allocation of the purchase price for the TR Corporate Solutions businesses in the second quarter of 2014. There were no adjustments to the provisional values for this acquisition during the first six months of 2014.

In the first quarter of 2014, we performed a review of our legacy Corporate Solutions’ technology platforms in an effort to leverage our scale and expertise as well as improve the efficiencies that we deliver to our customers and reduce our costs. This review resulted in the consolidation and retirement of several technology platforms, resulting in a charge of $18 million in the first quarter of 2014. In addition, other merger costs of $19 million relating to our acquisition of the TR Corporate Solutions businesses were recorded in the first six months of 2014. These charges are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

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

EMCF and EuroCCP Merger

In December 2013, European Multilateral Clearing Facility N.V., or EMCF, merged with EuroCCP, creating EuroCCP N.V., a new combined clearinghouse. In connection with the merger, NASDAQ OMX purchased an additional ownership interest in EuroCCP N.V. for an immaterial amount. NASDAQ OMX previously had a 22% equity interest in EMCF and, upon completion of the merger, currently has a 25% equity interest in EuroCCP N.V. We account for our investment in EuroCCP N.V. under the equity method of accounting and this investment is part of our Market Services segment. See “Equity Method Investments,” of Note 6, “Investments,” for further discussion of our equity method investments.

Acquisition of Dutch Cash Equities and Equity Derivatives Trading Venue

In April 2013, we acquired a  25%  equity interest in The Order Machine, or TOM, a Dutch cash equities and equity derivatives trading venue, for an immaterial amount. The terms of the transaction also provide us an option to acquire an additional 25.1% of the remaining shares at a future date. This transaction expanded our derivatives presence in Europe and this investment is part of our Market Services segment. We account for our investment in TOM under the equity method of accounting. See “Equity Method Investments,” of Note 6, “Investments,” for further discussion of our equity method investments.

Pro Forma Results and Acquisition-related Costs

Pro forma financial results for the acquisitions completed in 2013 have not been presented since these acquisitions, both individually and in the aggregate, were not material to our financial results.

Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the six months ended June  30, 2014:

	Market Services	Listing Services	Information Services	Technology Solutions	Total

	(in millions)
Balance at December 31, 2013	$3,433	$136	$2,019	$598	$6,186
Goodwill acquired	-	-	-	-	-
Foreign currency translation adjustment	(66)	(1)	(39)	(12)	(118)
Balance at June 30, 2014	$3,367	$135	$1,980	$586	$6,068

As of June  30, 2014, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $844 million, of which $484 million is related to our acquisition of eSpeed and $289 million is related to our acquisition of the TR Corporate Solutions businesses.

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We perform an annual goodwill impairment test during the fourth quarter of our fiscal year using carrying amounts as of October 1. Should certain events or indicators of impairment occur between annual impairment tests, we will perform the impairment test as those events or indicators occur. We assess goodwill impairment at the reporting unit level. There was no impairment of goodwill for the six months ended June  30, 2014 and 2013, however, events such as economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	June 30, 2014				December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)

	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$37	$(14)	$23	5	$39	$(12)	$27	5
Customer relationships	1,075	(325)	750	19	1,075	(292)	783	19
Other	6	(3)	3	8	5	(3)	2	8
Foreign currency translation adjustment	(12)	4	(8)		3	-	3
Total finite-lived intangible assets	$1,106	$(338)	$768		$1,122	$(307)	$815

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$-	$790		$790	$-	$790
Trade names	756	-	756		756	-	756
Licenses	51	-	51		51	-	51
Foreign currency translation adjustment	(52)	-	(52)		(26)	-	(26)

Total indefinite-lived intangible assets	$1,545	$-	$1,545	$1,571	$-	$1,571
Total intangible assets	$2,651	$(338)	$2,313	$2,693	$(307)	$2,386

Amortization expense for purchased finite-lived intangible assets was $18 million for the three months ended June  30, 2014,  $13 million for the three months ended June  30, 2013,  $36 million for the six months ended June 30, 2014, and $26 million for the six months ended June 30, 2013.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustment) of purchased finite-lived intangible assets as of June  30, 2014 is as follows:

(in millions)
2014(1)	$35
2015	69
2016	67
2017	65
2018	61
2019 and thereafter	479
Total	$776

(1)   Represents the estimated amortization to be recognized for the remaining six months of 2014.

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

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $186 million as of June  30, 2014 and $189 million as of December 31, 2013. These securities are primarily comprised of Swedish government debt securities, of which $172 million as of June  30, 2014 and $167  million as of December 31, 2013, are assets utilized to meet regulatory capital requirements primarily for our clearing operations at NASDAQ OMX Nordic Clearing.

Available-for-Sale Investment Securities

Available-for-sale investment securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $17 million as of June  30, 2014. There were no available-for-sale investment securities as of December 31, 2013. These securities are primarily comprised of short-term commercial paper. For both the three and six months ended June 30, 2014, the unrealized holding gain/(loss) associated with these available-for-sale investment securities was immaterial.

Equity Method Investments

The carrying amounts of our equity method investments totaled  $28 million as of June  30, 2014  and $30 million as of December 31, 2013 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. At June 30, 2014 and December 31, 2013, our equity method investments consisted primarily of our equity interests in EuroCCP N.V. and TOM. See “EMCF and EuroCCP Merger,” and “Acquisition of Dutch Cash Equities and Equity Derivatives Trading Venue,” of Note 4, “Acquisitions,” for further discussion.

Income recognized from our equity interest in the earnings and losses of these equity method investments was immaterial for both the three and six months ended June 30, 2014 and 2013.

Cost Method Investments

The carrying amounts of our cost method investments totaled $144 million as of June 30, 2014 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2014, our cost method investments represent our 5%

ownership interest in Borsa Istanbul and our 5% ownership in LCH Clearnet Group Limited, or LCH. As of December 31, 2013, our cost method investment totaled $65 million and consisted of our 5% ownership interest in LCH. We account for these investments as cost method investments as we do not control and do not exercise significant influence over Borsa Istanbul or LCH and there is no readily determinable fair value of these shares since they are not publicly traded.

The Borsa Istanbul shares, which were issued to us in the first quarter of 2014, are part of the consideration to be received under a market technology agreement. This investment has a cost basis of $75 million which is guaranteed to us via a put option negotiated as part of the market technology agreement.

7. Deferred Revenue

Deferred revenue represents consideration received that is yet to be recognized as revenue. At June 30, 2014, we estimate that our deferred revenue, which is primarily Listing Services and Technology Solutions revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Fiscal year ended:
2014(1)	$7	$18	$98	$57	$180
2015	12	29	2	41	84
2016	10	20	-	30	60
2017	8	11	-	32	51
2018	6	2	-	34	42
2019 and thereafter	5	-	-	40	45
	$48	$80	$100	$234	$462

(1)   Represents deferred revenue that is anticipated to be recognized over the remaining six months of 2014.

(2)   The timing of recognition of our deferred Technology Solutions revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing Market Technology contracts and the timing of Corporate Solutions subscription-based contracts. As such, as it relates to Market Technology revenues, the timing represents our best estimate.

The changes in our deferred revenue during the six months ended June  30, 2014 and 2013 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Balance at January 1, 2014	$41	$75	$20	$158	$294
Additions(1)	13	25	201	320	559
Amortization(1)	(6)	(20)	(120)	(239)	(385)
Translation adjustment	-	-	(1)	(5)	(6)
Balance at June 30, 2014	$48	$80	$100	$234	$462

Balance at January 1, 2013	$36	$78	$32	$149	$295
Additions(1)	8	18	190	63	279
Amortization(1)	(7)	(20)	(118)	(57)	(202)
Translation adjustment	-	-	(6)	2	(4)
Balance at June 30, 2013	$37	$76	$98	$157	$368

(1) The additions and amortization for initial listing revenues, listing of additional shares revenues and annual renewal and other revenues primarily reflect revenues from our U.S. listing services business. The additions to Technology Solutions revenues during the six months ended June 30, 2014 include $75 million related to the Borsa Istanbul market technology agreement.  See “Cost Method Investments,” of Note 6, “Investments,” for further discussion.

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

8. Debt Obligations

The following table presents the changes in the carrying amount of our debt obligations during the six months ended June 30, 2014:

	December 31, 2013	Additions	Payments, Accretion and Other	June 30, 2014

	(in millions)
4.00% senior unsecured notes repaid June 18, 2014(1)	$400	$-	$(400)	$-
5.55% senior unsecured notes due January 15, 2020 (net of discount)(1)	598	-	1	599
5.25% senior unsecured notes due January 16, 2018 (net of discount)(1)	368	-	-	368
3.875% senior unsecured notes due June 7, 2021 (net of discount)(1)	824	-	(4)	820
4.25% senior unsecured notes due June 1, 2024 (net of discount)(1)	-	498	-	498
$1.2 billion senior unsecured five-year credit facility(2):
$450 million senior unsecured term loan facility credit agreement due September 19, 2016 (average interest rate of 1.53% for the period January 1, 2014 through June 30, 2014)	349	-	(226)	123
$750 million revolving credit commitment due September 19, 2016 (average interest rate of 1.34% for the period January 1, 2014 through June 30, 2014)	95	25	(120)	-
Total debt obligations	2,634	523	(749)	2,408
Less current portion	(45)	-	45	-
Total long-term debt obligations	$2,589	$523	$(704)	$2,408

(1) See “Senior Unsecured Notes” below for further discussion.

(2) See “2011 Credit Facility” below for further discussion.

Senior Unsecured Notes

4.00% and 5.55% Senior Unsecured Notes

In January 2010, NASDAQ OMX issued $1 billion of senior unsecured notes, or the Notes. The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. We repaid the outstanding balance on the 2015 Notes in June 2014. See “Early Extinguishment of 2015 Notes” below for further discussion.

Early Extinguishment of 2015 Notes

In May 2014, NASDAQ OMX issued $500 million of 4.25% senior unsecured notes due June 1, 2024, or the 2024 Notes. For further discussion of the 2024 Notes see “4.25% Senior Unsecured Notes” below. In June 2014, we used the majority of the net proceeds from the 2024 Notes, along with cash on hand, to repay in full and terminate our 2015 Notes and repay a portion of the term loan under our senior credit facility. See “4.25% Senior Unsecured Notes” and “2011 Credit Facility” below for further discussion. In connection with the early extinguishment of the 2015 Notes, we recorded a pre-tax charge of $9 million which is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014.

2020 Notes

As of June 30, 2014, the balance of $599 million for the 2020 Notes reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2020 Notes.

The 2020 Notes pay interest semiannually at a rate of 5.55% per annum until January 15, 2020. The 2020 Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. The 2020 Notes are not guaranteed by any of our subsidiaries and were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the issuance of the 2020 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of this debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and six months ended June 30, 2014 and 2013.

5.25% Senior Unsecured Notes

In December 2010, NASDAQ OMX issued $370 million of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes. The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2014, the balance of $368 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $3 million in connection with the issuance of the 2018 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of this debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and six months ended June 30, 2014 and 2013.

3.875% Senior Unsecured Notes

In June 2013, NASDAQ OMX issued €600 million aggregate principal amount of 3.875% senior unsecured notes due June 2021, or the 2021 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2014, the balance of $820 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2021 Notes.

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

The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of  $4 million for the six months ended June 30, 2014 reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss.

We used the majority of the net proceeds from the offering of the 2021 Notes to fund the cash consideration payable by us for the acquisition of eSpeed and related expenses. We used the remaining proceeds for general corporate purposes. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions,” for further discussion of our acquisition of eSpeed.

Debt Issuance Costs

We incurred debt issuance and other costs of $7 million in connection with the issuance of the 2021 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of this debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and six months ended June 30, 2014 and 2013.

4.25% Senior Unsecured Notes

As discussed above in “Early Extinguishment of 2015 Notes,” in May 2014, NASDAQ OMX issued the 2024 Notes. The 2024 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2014, the balance of $498 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2024 Notes.

The 2024 Notes pay interest semiannually at a rate of 4.25% per annum until June 1, 2024 and such rate may vary with NASDAQ OMX’s debt rating up to a rate not to exceed 6.25%. The 2024 Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. They are not guaranteed by any of our subsidiaries. The 2024 Notes were issued under indentures that among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. In addition, upon a change of control triggering event (as defined in the indenture), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.

We used the majority of the net proceeds from the offering of the 2024 Notes, along with cash on hand, to repay in full and terminate our 2015 Notes and repay a portion of the term loan under our senior credit facility. See “Early Extinguishment of 2015 Notes” above and “2011 Credit Facility” below for further discussion.

Debt Issuance Costs

We incurred debt issuance and other costs of $4 million in connection with the issuance of the 2024 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of this debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and six months ended June 30, 2014.

Credit Facilities

2011 Credit Facility

In September 2011, NASDAQ OMX entered into a $1.2 billion senior unsecured five-year credit facility which matures on September 19, 2016, or the 2011 Credit Facility. The 2011 Credit Facility consists of a $450 million funded term loan, or the 2016 Term Loan, and a $750 million revolving credit commitment (including a swingline facility and letter of credit facility). NASDAQ OMX applied the $450 million in proceeds from the 2016 Term Loan to repay in full the remaining $450 million principal amount outstanding on our former credit facility. Under the 2011 Credit Facility, we are required to pay quarterly principal payments equal to 2.50% of the original aggregate principal amount borrowed under the 2016 Term Loan. In the first six months of 2014, we made payments of $226 million consisting of a required quarterly principal payment of $22 million and an optional prepayment of $204 million on our 2016 Term Loan, reflecting all mandatory principal payments required until maturity in September 2016. We utilized cash on hand and borrowings from our 2024 Notes to pay the required payment and optional prepayment. See “4.25% Senior Unsecured Notes” above for further discussion.

In the first six months of 2014, we borrowed $25 million under the revolving credit commitment and utilized the proceeds for general corporate purposes. During the first six months of 2014, we repaid the total amount drawn on the revolving credit commitment of $120  million. As of June 30, 2014, availability under the revolving credit commitment was $750 million.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the entry into the 2011 Credit Facility. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the 2011 Credit Facility. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and six months ended June 30, 2014 and 2013.

Other Credit Facilities

In addition to the revolving credit commitment under our 2011 Credit Facility discussed above, we have credit facilities related to our Nordic clearing operations in order to provide further liquidity and default protection. At June 30, 2014, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $317 million ($227 million in available liquidity and $90 million for default protection), none of which was utilized. At December 31, 2013, these facilities totaled $312 million ($219 million in available liquidity and $93 million for default protection), of which $11 million was utilized.

Debt Covenants

At June 30, 2014, we were in compliance with the covenants of all of our debt obligations.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs from the NASDAQ OMX Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(in millions)
Components of net periodic benefit cost
Interest cost	$1	$1	$3	$3
Expected return on plan assets	(1)	(1)	(3)	(3)
Recognized net actuarial loss	-	1	1	2
Curtailment loss	-	1	-	1
Net periodic benefit cost	$-	$2	$1	$3

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $5 million for both the three months ended June 30, 2014 and 2013, and $10 million for both the six months ended June 30, 2014 and 2013.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions in 2014 and the first 4.0% of eligible employee contributions in 2013. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $2 million for the three months ended June 30, 2014, $1 million for the three months ended June 30, 2013, $5 million for the six months ended June 30, 2014, and $3 million for the six months ended June 30, 2013.

We have a profit-sharing contribution feature to our 401(k) Plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for the three months ended June 30, 2014,  immaterial for the three months ended June 30, 2013, and $1 million for both the six months ended June 30, 2014 and 2013.

In December 2013, we announced changes to the ERC program. In 2014, we reduced the basic ERC contribution for all plan participants and, effective January 1, 2015, the ERC plan will be discontinued and no future contributions will be made.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 2.9 million shares of our common stock have been reserved for future issuance as of June 30, 2014.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $1 million for the three months ended June 30, 2014, immaterial for the three months ended June 30, 2013, $2 million for the six months ended June 30, 2014, and $1 million for the six months ended June 30, 2013.

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

Restricted stock is generally time-based and vests over three- to five-year periods beginning on the date of the grant. Stock options are also generally time-based and expire ten years from the grant date. Stock option and restricted stock awards granted prior to 2014 generally included performance-based accelerated vesting features based on achievement of specific levels of corporate performance. If NASDAQ OMX exceeded the applicable performance parameters, the grants vest on the third anniversary of the grant date, if NASDAQ OMX meets the applicable performance parameters, the grants vest on the fourth anniversary of the grant date, and if NASDAQ OMX does not meet the applicable performance parameters, the grants vest on the fifth anniversary of the grant date. Beginning in 2014, restricted stock awards granted vest 25% on the second anniversary of the grant date, 25% on the third anniversary of the grant date, and 50% on the fourth anniversary of the grant date.

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

We also have a performance-based long-term incentive program for our chief executive officer, co-presidents, executive vice presidents and senior vice presidents that focuses on total shareholder return, or TSR. This program represents 100% of our chief executive officer’s, co-presidents’ and executive vice presidents’ long-term stock-based compensation and 50% of our senior vice presidents’ long-term stock-based compensation. Under the program, each individual receives PSUs with a three-year cumulative performance period that vest at the end of the performance period. Performance will be determined by comparing NASDAQ OMX’s TSR to two peer groups, each weighted 50%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the Standard & Poor’s 500 Index, or S&P 500. NASDAQ OMX’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0% and 200% of the number of PSUs granted and will be determined by NASDAQ OMX’s overall performance against both peer groups. However, if NASDAQ OMX’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the TSR program using the Monte Carlo simulation model, as these awards contain a market condition. The following weighted-average assumptions were used to determine the weighted-average fair value of the PSU awards granted under the TSR program for the six months ended June 30, 2014:

Six Months Ended June 30,
2014

Weighted-average risk free interest rate	0.79%
Expected volatility(1)	29.1%
Weighted-average fair value at grant date	$43.13

(1)   We use historic volatility for PSU awards issued under the TSR program, as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

Summary of 2014 Equity Awards

In March 2014, we granted restricted stock to most active employees. During the first six months of 2014, certain officers received grants of 812,985 PSUs. Of these PSUs granted, 548,524 units are subject to the performance measures and vesting schedules of the TSR program as discussed above, and the remaining 264,461 units are subject to a one-year performance period and generally vest ratably on an annual basis from December 31, 2015 through December 31, 2017. See “Summary of Restricted Stock and PSU Activity” below for further discussion.

During 2013, certain grants of PSUs with a one-year performance period exceeded the applicable performance parameters. As a result, an additional 64,330 units were considered granted in the first quarter of 2014.

Common Shares Available Under Our Equity Plan

As of June 30, 2014, we had approximately 7.2 million shares of common stock authorized for future issuance pursuant to NASDAQ OMX’s Equity Incentive Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2014 and 2013 in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(in millions)
Share-based compensation expense before income taxes	$16	$9	$30	$18
Income tax benefit	(6)	(4)	(12)	(7)
Share-based compensation expense after income taxes	$10	$5	$18	$11

We estimated the fair value of stock option awards using the Black-Scholes valuation model. No stock option awards were granted during the three and six months ended June 30, 2014 or 2013.

Summary of Stock Option Activity

A summary of stock option activity for the six months ended June  30, 2014 is as follows:

	Number of Stock Options(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

			(in years)	(in millions)
Outstanding at January 1, 2014	4,926,522	$25.21	4.97	$73
Exercised	(694,914)	18.81
Forfeited or expired	(29,005)	23.31
Outstanding at June 30, 2014	4,202,603	$26.29	4.41	$53
Exercisable at June 30, 2014	4,188,474	$26.31	4.40	$52

(1)   No stock option awards were granted during the three and six months ended June 30, 2014.

We received net cash proceeds of $6 million from the exercise of 327,799 stock options for the three months ended June 30, 2014 and received net cash proceeds of $13 million from the exercise of 694,914 stock options for the six months ended June 30, 2014. We received net cash proceeds of $10 million from the exercise of 1,181,764 stock options for the three months ended June 30, 2013 and received net cash proceeds of $15 million from the exercise of 1,559,189 stock options for the six months ended June 30, 2013. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on June 30, 2014 of $38.62 and the exercise price, times the number of shares) based on stock options with an exercise price less than NASDAQ OMX’s closing price of $38.62 as of  June 30, 2014, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of June 30, 2014 was 4.1 million.

As of June 30, 2013,  3.7 million outstanding stock options were exercisable and the weighted-average exercise price was $24.88.

Total fair value of stock options vested was immaterial for both the three months ended June 30, 2014 and June 30, 2013, $11 million for the six months ended June 30, 2014 and immaterial for the six months ended June 30, 2013. The total pre-tax intrinsic value of stock options exercised was $6 million for the three months ended June 30, 2014, $27 million for the three months ended June 30, 2013, $14 million for the six months ended June 30, 2014 and $33 million for the six months ended June 30, 2013.

At June 30, 2014,  total unrecognized compensation cost related to stock options is immaterial.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the six months ended June 30, 2014:

	Restricted Stock			PSUs
	Number of Awards		Weighted-Average Grant Date Fair Value	Number of Awards		Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2014	3,826,470		$25.96	1,915,601		$30.03
Granted	1,194,225	(1)	36.86	877,315	(2)	40.53
Vested	(1,469,298)		23.06	(56,659)		25.28
Forfeited	(156,882)		28.53	(106,263)		30.16
Unvested balances at June 30, 2014	3,394,515		$30.95	2,629,994		$33.73

(1)   Primarily reflects our company-wide equity grant issued in March 2014, as discussed above.

(2) PSUs granted in 2014 reflect awards issued to certain officers, as described above.

At June 30, 2014,  $114 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.8 years.

11. NASDAQ OMX Stockholders’ Equity

Common Stock

At June 30, 2014,  300,000,000 shares of our common stock were authorized,  216,640,867 shares were issued and 168,588,156 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of NASDAQ OMX common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of NASDAQ OMX common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to NASDAQ OMX stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 48,052,711 shares of common stock in treasury as of June 30, 2014 and 45,062,071 shares as of December 31, 2013.

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

During the first six months of 2014, we repurchased 2,557,920 shares of our common stock at an average price of $36.46, for an aggregate purchase price of $93 million. During the first six months of 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of June 30, 2014, the remaining amount authorized for share repurchases under the program authorized in the third quarter of 2012 was $122 million.

Other Repurchases of Common Stock

During the six months ended June  30, 2014, we repurchased 590,310 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At June 30, 2014, there were no preferred shares issued or outstanding. At December 31, 2013,  1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

Cash Dividends on Common Stock

During the six months ended June 30, 2014, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)
January 30, 2014	$0.13	March 14, 2014	$22	March 28, 2014
March 26, 2014	$0.15	June 13, 2014	$25	June 27, 2014

(1)   These amounts were recorded in retained earnings in the Condensed Consolidated Balance Sheets at June  30, 2014.

In July 2014, the board of directors declared a regular quarterly cash dividend of $0.15 per share on our outstanding common stock. The dividend is payable on September 26, 2014 to shareholders of record at the close of business on September 12, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$101	$88	$205	$130
Denominator:
Weighted-average common shares outstanding for basic earnings per share	169,337,630	166,371,840	169,488,176	166,039,406
Weighted-average effect of dilutive securities:
Employee equity awards	3,135,006	3,771,134	3,617,041	3,860,175
Weighted-average common shares outstanding for diluted earnings per share	172,472,636	170,142,974	173,105,217	169,899,581
Basic and diluted earnings per share:
Basic earnings per share	$0.60	$0.53	$1.21	$0.78
Diluted earnings per share	$0.59	$0.52	$1.18	$0.77

Stock options to purchase 4,202,603 shares of common stock and 6,024,509 shares of restricted stock and PSUs were outstanding at June 30, 2014. For the three months ended June 30, 2014, we included 4,067,186 of the outstanding stock options and 5,346,554 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the six months ended June 30, 2014, we included 4,069,186 of the outstanding stock options and 4,697,456 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

Stock options to purchase 5,878,593 shares of common stock and 4,769,644 shares of restricted stock and PSUs were outstanding at June 30, 2013. For the three months ended June 30, 2013, we included 4,617,257 of the outstanding stock options and 4,706,334 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the six months ended June 30, 2013, we included 4,617,257 of the outstanding stock options and 4,676,922 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of June 30, 2014 and December 31, 2013. The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$203	$186	$17	$-
Default fund and margin deposit investments(2)	2,484	792	1,692	-
Total	$2,687	$978	$1,709	$-

	December 31, 2013
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$189	$189	$-	$-
Default fund and margin deposit investments(2)	1,867	774	1,093	-
Total	$2,056	$963	$1,093	$-

(1)As of June 30, 2014 and December 31, 2013, Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly Swedish government debt securities.  Of these securities,  $172 million as of June 30, 2014 and $167 million as of December 31, 2013 are assets utilized to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. As of June 30, 2014, Level 2 financial investments, at fair value were primarily comprised of available-for-sale securities in short-term commercial paper.

(2)Default fund and margin deposit investments include cash contributions invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Of the total balance of $2,579 million recorded in the Condensed Consolidated Balance Sheets as of June 30, 2014,  $1,692 million of cash contributions have been invested in reverse repurchase agreements and $792 million of cash contributions have been invested in highly rated government debt securities and time deposits. The remainder of this balance is held in cash. Of the total balance of $1,961 million recorded in the Condensed Consolidated Balance Sheets as of December 31, 2013,  $1,093 million of cash contributions were invested in reverse repurchase agreements and $774 million of cash contributions were invested in highly rated government debt securities. The remainder of this balance is held in cash.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $2.6 billion at June 30, 2014 and  $2.8 billion at December 31, 2013. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt are categorized as Level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

14. Clearing Operations

Nordic Clearing

In April 2014, we completed the integration of NOS Clearing ASA, or NOS Clearing, a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivative market into NASDAQ OMX Nordic Clearing. NASDAQ OMX Nordic Clearing is authorized and supervised as a European multi-asset clearinghouse by the Swedish Financial Supervisory Authority, or SFSA, and is authorized to conduct clearing operations in Norway by the Norwegian Ministry of Finance. The clearinghouse acts as the central counterparty, or CCP, for exchange and OTC trades in equity derivatives, fixed income derivatives, physical power, power derivatives, carbon derivatives, resale and repurchase contracts and with the integration of NOS Clearing, freight derivatives and seafood derivatives. In March 2014, NASDAQ OMX became the first European authorized clearinghouse under the new European Union rules. The region's clearinghouses have to reapply to operate in Europe under new legislation known as the European Market Infrastructure Regulation, or EMIR.

Through our clearing operations in the financial markets, which include the resale and repurchase market, the commodities markets, and the seafood market, NASDAQ OMX Nordic Clearing is the legal counterparty for, and guarantees the fulfillment of, each contract cleared. These contracts are not used by NASDAQ OMX Nordic Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, NASDAQ OMX Nordic Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, NASDAQ OMX Nordic Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. In accordance with the rules and regulations of NASDAQ OMX Nordic Clearing, clearing members’ open positions are aggregated to create a single portfolio for which default fund and margin collateral requirements are calculated. See “Default Fund Contributions” and “Margin Deposits” below for further discussion of NASDAQ OMX Nordic Clearing’s default fund and margin requirements.

NASDAQ OMX Nordic Clearing maintains four member sponsored default funds: one related to financial markets, one related to commodities markets, one related to the seafood market, and a mutualized fund. Under this structure, NASDAQ OMX Nordic Clearing and its clearing members must contribute to the total regulatory capital related to the clearing operations of NASDAQ OMX Nordic Clearing. This structure applies an initial separation of default fund contributions for the financial, commodities and seafood markets in order to create a buffer for each market’s counterparty risks. Simultaneously, a mutualized default fund provides capital efficiencies to NASDAQ OMX Nordic Clearing with regard to total regulatory capital required. See “Default Fund Contributions” below for further discussion of NASDAQ OMX Nordic Clearing’s default fund. Power of assessment and a liability waterfall have also been implemented. See “Power of Assessment” and “Liability Waterfall” below for further discussion. These requirements ensure the alignment of risk between NASDAQ OMX Nordic Clearing and its clearing members.

Default Fund Contributions and Margin Deposits

As of June 30, 2014, clearing member default fund contributions and margin deposits were as follows:

	June 30, 2014
	Cash Contributions(1)(2)	Non-Cash Contributions	Total Contributions

	(in millions)
Default fund contributions	$318	$72	$390
Margin deposits	2,261	7,052	9,313
Total	$2,579	$7,124	$9,703

(1)As of June 30, 2014, in accordance with its investment policy, NASDAQ OMX Nordic Clearing has invested cash contributions of $1,692 million in reverse repurchase agreements and $792 million in highly rated government debt securities and time deposits. The remainder of this balance is held in cash.

(2)Pursuant to clearing member agreements, we pay interest on cash contributions to clearing members.

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are invested by NASDAQ OMX Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by NASDAQ OMX Nordic Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX Nordic Clearing in the event of a default. In addition to clearing members’ required contributions to the default funds, NASDAQ OMX Nordic Clearing is also required to contribute capital to the default funds and overall regulatory capital as specified under its clearinghouse rules. As of June 30, 2014, NASDAQ OMX Nordic Clearing committed capital totaling $123 million to the member sponsored default funds and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and NASDAQ OMX Nordic Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

Other Capital Contributions by NASDAQ OMX Nordic Clearing

NASDAQ OMX Nordic Clearing maintains a $90 million credit facility which may be utilized in certain default situations, none of which was utilized as of June 30, 2014.

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

NASDAQ OMX Nordic Clearing marks to market all outstanding contracts and requires payment from clearing members whose positions have lost value. The mark-to-market process helps identify any clearing members that may not be able to satisfy their financial obligations in a timely manner allowing NASDAQ OMX Nordic Clearing the ability to mitigate the risk of a clearing member defaulting due to exceptionally large losses. In the event of a default, NASDAQ OMX Nordic Clearing can access the defaulting member’s margin deposits to cover the defaulting member’s losses.

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

As mentioned above, NASDAQ OMX Nordic Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. NASDAQ OMX Nordic Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of June 30, 2014.

The market value of derivative contracts outstanding prior to netting was as follows:

June 30, 2014
(in millions)
Commodity options, futures and forwards(1)(2)(3)	$1,550
Fixed-income options and futures(2)(3)	574
Stock options and futures(2)(3)	136
Index options and futures(2)(3)	215
Seafood options and futures(2)(3)	42
Total	$2,517

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

(3)We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

The total number of derivative contracts cleared through NASDAQ OMX Nordic Clearing for the six months ended June 30, 2014 and 2013 was as follows:

	June 30, 2014	June 30, 2013
Commodity options, futures and forwards(1)	984,177	1,669,004
Fixed-income options and futures	10,681,467	15,973,955
Stock options and futures	17,262,098	15,693,325
Index options and futures	19,668,100	20,967,610
Seafood options and futures	42,468	1,000
Total	48,638,310	54,304,894

(1)The total volume in cleared power related to commodity contracts was 774 Terawatt hours (TWh) for the six months ended June 30, 2014 and 884 TWh for the six months ended June 30, 2013.

The outstanding contract value of resale and repurchase agreements was $4.8 billion as of June 30, 2014 and $4.3 billion as of June 30, 2013. The total number of contracts cleared was 2,275,565 for the six months ended June 30, 2014 and was 2,264,096 for the six months ended June 30, 2013.

Power of Assessment

To further strengthen the contingent financial resources of the clearinghouse, NASDAQ OMX Nordic Clearing has power of assessment that provides the ability to collect additional funds from its clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of the clearinghouse rules. The power of assessment corresponds to 100% of the clearing member’s aggregate contribution to the financial, commodities, and the seafood market’s default funds.

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•junior capital contributed to each specific market by NASDAQ OMX Nordic Clearing, which totaled $22 million at June 30, 2014;

•a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•specific market default fund where the loss occurred, either the financial, commodities, or seafood market, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis;

•senior capital contributed to each specific market by NASDAQ OMX Nordic Clearing, calculated in accordance with clearinghouse rules to be $15 million at June 30, 2014; and

•mutualized default fund, which includes capital contributions of both the clearing members and NASDAQ OMX Nordic Clearing on a pro-rata basis.

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

15. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. Financial guarantees issued to us totaled $28 million at June 30, 2014 and $20 million at December 31, 2013. At June 30, 2014, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $317 million ($227 million in available liquidity and $90 million for default protection), none of which was utilized. At December 31, 2013, these facilities totaled $312 million ($219 million in available liquidity and $93 million for default protection), of which $11 million was utilized.

Execution Access LLC is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald & Co., or Cantor Fitzgerald. As of June 30, 2014, we

have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation, or FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $15 million as of June 30, 2014 and $17 million at December 31, 2013. These guarantees are primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain Market Technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for the above guarantees.

In connection with the launch of NASDAQ OMX NLX, we have entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since the amount of these payments is not currently probable and cannot be quantified as of June  30, 2014, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these payments.

Contingent Consideration

In March 2014, we completed the acquisition of the remaining 28% ownership interest in BWise. The purchase included two installment payments, the first of which was made in March 2014.  The second installment payment is expected to be paid in 2015.

As part of the eSpeed purchase price consideration, we have agreed to future annual issuances of 992,247 shares of NASDAQ OMX common stock which approximated certain tax benefits associated with the transaction. Such contingent future issuances of NASDAQ OMX common stock will be paid ratably through 2027 if NASDAQ OMX’s total gross revenues equal or exceed $25 million in each such year. The contingent future issuances of NASDAQ OMX common stock are subject to anti-dilution protections and acceleration upon certain events.

Escrow Agreements

In connection with our acquisitions of FTEN and Glide Technologies, we entered into escrow agreements to secure the payments of post-closing adjustments and to ensure other closing conditions. At June 30, 2014, these escrow agreements provide for future payments of $10 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

Routing Brokerage Activities

Our broker-dealer subsidiaries, Nasdaq Execution Services, LLC and NASDAQ Options Services, LLC, provide guarantees to securities clearinghouses and exchanges under their standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to a clearinghouse or exchange, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral, as well as meet certain minimum financial standards. Nasdaq Execution Services’ and NASDAQ Options Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services and NASDAQ Options Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

Litigation

As previously disclosed, we became a party to several legal and regulatory proceedings in 2012, 2013, and 2014 relating to the Facebook IPO that occurred on May 18, 2012. We believe that the legal actions filed against NASDAQ OMX are without merit and intend to defend them vigorously.

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

We also are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The plaintiff has named as defendants sixteen national exchanges; fourteen of the largest brokerage firms in the United States; and twelve financial-services firms whose primary business allegedly is engaging in high-frequency trading. On behalf of a putative class of securities traders, the plaintiff alleges that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the complaint asserts claims against us under Section 10(b) of the Act and Rule 10b-5, as well as under Section 6(b) of the Act. The district court has appointed lead counsel, who have until September 2, 2014 either to file an amended complaint or to proceed with the initial complaint. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

In addition, we are named as one of many exchange defendants in Lanier v. BATS Exchange Inc., et al., 14 Civ. 3745 (S.D.N.Y.), Lanier v. BATS Exchange Inc., et al., 14 Civ. 3865 (S.D.N.Y.), and Lanier v. Bats Exchange Inc., 14 Civ. 3866 (S.D.N.Y.), which were filed between May 23, 2014 and May 30, 2014 in the United States District Court for the Southern District of New York. The plaintiff is the same in each of these cases, and the three complaints contain substantially similar allegations. On behalf of a putative class of subscribers for market data provided by national exchanges, the plaintiff alleges that the exchanges provided data more quickly to certain market participants than to others, supposedly in breach of the exchanges’ plans for dissemination of market data and subscriber agreements executed under those plans.  The complaint asserts contractual theories under state law based on these alleged breaches. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

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

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We offer capital raising solutions to over 3,400 companies around the globe, representing approximately $8.9 trillion in total market value as of June 30, 2014.

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

The following table presents certain information regarding these operating segments for the three and six months ended June 30, 2014 and 2013.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations	Consolidated

	(in millions)
Three Months Ended June 30, 2014
Total revenues	$544	$60	$123	$138	$-	$865
Cost of revenues	(342)	-	-	-	-	(342)
Revenues less transaction rebates, brokerage, clearance and exchange fees	202	60	123	138	-	523
Operating income (loss)(1)	$89	$24	$91	$11	$(24)	$191
Three Months Ended June 30, 2013
Total revenues	$553	$58	$107	$96	$-	$814
Cost of revenues	(363)	-	-	-	-	(363)
Revenues less transaction rebates, brokerage, clearance and exchange fees	190	58	107	96	-	451
Operating income (loss)(2)	$75	$23	$79	$7	$(25)	$159

Six Months Ended June 30, 2014
Total revenues	$1,126	$117	$246	$273	$-	$1,762
Cost of revenues	(710)	-	-	-	-	(710)
Revenues less transaction rebates, brokerage, clearance and exchange fees	416	117	246	273	-	1,052
Operating income (loss)(3)	$183	$46	$181	$19	$(54)	$375

Six Months Ended June 30, 2013
Total revenues	$1,060	$113	$212	$172	$-	$1,557
Cost of revenues	(688)	-	-	-	-	(688)
Revenues less transaction rebates, brokerage, clearance and exchange fees	372	113	212	172	-	869
Operating income (loss)(4)	$149	$47	$159	$10	$(116)	$249

(1)   Corporate items and eliminations for the three months ended June 30, 2014 primarily include merger and strategic initiatives expense of $14 million primarily related to the acquisition of the TR Corporate Solutions businesses and other strategic initiatives and a loss on extinguishment of debt of $9 million.

(2)   Corporate items and eliminations for the three months ended June 30, 2013 primarily include merger and strategic initiatives expense of $25 million primarily related to the acquisitions of eSpeed and the TR Corporate Solutions businesses.

(3)   Corporate items and eliminations for the six months ended June 30,  2014 primarily include merger and strategic initiatives expense of $42 million primarily related to the acquisition of the TR Corporate Solutions businesses and other strategic initiatives  and a loss on debt extinguishment of $9 million.

(4)   Corporate items and eliminations for the six months ended June 30, 2013 primarily include expense related to the one-time program for voluntary accommodations to qualifying members of up to $62 million. This program expanded the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012. Our liability was reduced to $44 million and payment of valid claims totaling $44 million was made in the fourth quarter of 2013. Corporate items and eliminations also include merger and strategic initiatives expense of $33 million primarily related to our acquisitions of eSpeed and the TR Corporate Solutions businesses, expense related to an SEC matter of $10 million,  and restructuring charges of $9 million.

For further discussion of our acquisitions, see “Acquisition of eSpeed for Trading of U.S. Treasuries,” and “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions.”

For further discussion of the debt extinguishment, see “Early Extinguishment of 2015 Notes,” of Note 8, “Debt Obligation.”

For further discussion of the restructuring charges, see Note 3, “Restructuring Charges.”

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

In the U.S., we operate The NASDAQ Stock Market, a registered national securities exchange. The NASDAQ Stock Market is the largest single cash equities securities market in the U.S. in terms of listed companies and in the world in terms of share value traded. As of June  30, 2014, The NASDAQ Stock Market was home to 2,709 listed companies with a combined market capitalization of approximately $7.6 trillion. In addition, in the U.S. we operate two additional cash equities trading markets, three options markets and an electronic platform for trading of U.S. Treasuries. In March 2014, we launched NPM, a marketplace for private growth companies.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland, as well as the clearing operations of NASDAQ OMX Clearing AB as NASDAQ OMX Nordic. We also operate exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as NASDAQ OMX Baltic. Collectively, NASDAQ OMX Nordic and NASDAQ OMX Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through NASDAQ OMX First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. As of June  30, 2014, the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, together with NASDAQ OMX First North, were home to 782 listed companies with a combined market capitalization of approximately $1.3 trillion. We also operate NASDAQ OMX Armenia.

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

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We offer capital raising solutions to over 3,400 companies around the globe representing approximately $8.9 trillion in total market value as of June 30, 2014.

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

Information Services

Our Information Services segment includes our Market Data Products and our Index Licensing and Services businesses.

Our Market Data Products business sells and distributes historical and real-time quote and trade information to market participants and data distributors.  Our market data products enhance transparency and provide critical information to financial professional and individual investors globally. In addition, eSpeed’s market data business is part of our Information Services segment.

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

Business Environment

We serve listed companies, market participants and investors by providing derivative, commodities, cash equity, and fixed income markets, thereby facilitating economic growth and corporate entrepreneurship. We provide market technology to exchanges, clearing organizations and central securities depositories around the world. We also offer companies and other organizations access to innovative products and software solutions and services that increase transparency, mitigate risk, improve board efficiency and facilitate better corporate governance. In broad terms, our business performance is impacted by a number of drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for capital markets, and changing technology particularly in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends including:

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

•Regulatory changes relating to market structure or imposed upon certain types of instruments, transactions, pricing structures or capital market participants; and

•Technological advancements and members’ demand for speed, efficiency, and reliability.

Currently our business drivers are defined by investors’ and companies’ cautiously optimistic outlook about the pace of the global economic recovery. Although some major market indices reached record levels in the second quarter of 2014, European equity markets have not performed as well and remain below their pre-financial crisis highs. As the global economy continues to avoid the intermittent crisis environments of 2010 through 2012, we are experiencing modest growth in many of our non-transactional businesses. Since a number of significant structural issues continue to confront the global economy, instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a return of market uncertainty. Positive momentum in the IPO market has carried over from 2013. Steady performances by major U.S. stock market indices and consistently low volatility in the second quarter of 2014 helped to boost the U.S. IPO market to record post-crisis levels. In the second quarter of 2014, the U.S. cash equity trading business experienced a decrease in volumes due to lower overall industry trading volumes, while the European cash equity trading business saw a slight increase in volume. Both the U.S. and European derivative trading and clearing business experienced a decline in volume. Additional impacts on our business drivers included the international enactment and implementation of new legislative and regulatory initiatives, the adapting business models of our largest transactional business customers as they address the regulatory changes initiated following the global financial crisis and the evolution of market participant trading behavior, and the continued rapid progression and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the second quarter of 2014 may be characterized as follows:

•A much stronger pace of new equity issuance in the U.S. with 52 IPOs on The NASDAQ Stock Market, up from 35 in the second quarter of 2013. IPO activity improved in the Nordics with 17 IPOs in the second quarter of 2014 on the exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic, up from 6 IPOs in the second quarter of 2013;

•Average daily matched equity options volume for our three U.S. options exchanges decreased 13.4% compared to the second quarter of 2013, and overall average daily U.S. options volume decreased 10.4%. The decrease in our average daily matched options volume was driven by a drop in U.S. consolidated options volume as well as a decline of 0.9 percentage points in our combined matched market share for our three U.S. options exchanges;

•Average daily matched share volume for all of our U.S. cash equity markets decreased by 3.1%  and average daily U.S. share volume fell by 8.3% relative to the second quarter of 2013. Volatility, often a driver of volume levels, was lower in the second quarter of 2014 compared with the same period in 2013. Losses in matched share volume were due to lower U.S. consolidated volume and were partially offset by an increase in matched market share from 19.1% in the second quarter of 2013 (NASDAQ 15.9%; NASDAQ OMX BX 2.4%; NASDAQ OMX PSX 0.8%) to 20.2% in the second quarter of 2014 (NASDAQ 17.1%; NASDAQ OMX BX 2.6%; NASDAQ OMX PSX 0.5%);

•Continuous cost focus in the industry has further increased the growth of our NASDAQ Basic product. The number of NASDAQ Basic subscribers increased 201% compared to the second quarter of 2013;

•A  0.8% increase relative to the second quarter of 2013 in the average daily number of cash equity trades on our Nordic and Baltic exchanges;

•A  17.5% increase relative to the second quarter of 2013 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges;

•A decline of 10.3% experienced by our Nordic and Baltic exchanges relative to the second quarter of 2013 in the number of traded and cleared options, futures and fixed-income contracts (excluding Finnish option contracts traded on Eurex);

•Intense competition among U.S. exchanges and dealer-owned systems for cash equity trading volume and strong competition between multilateral trading facilities and exchanges in Europe for cash equity trading volume;

•Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets; and

•Market trends requiring continued investment in technology to meet customers’ and regulators’ demands as markets adapt to a global financial industry, as increasing numbers of new companies are created, and as emerging countries show ongoing interest in developing their financial markets.

Financial Summary

The following table summarizes our financial performance for the three and six months ended June  30, 2014 when compared with the same periods in 2013. The comparability of our results of operations between reported periods is impacted by the acquisitions of eSpeed on June 28, 2013 and the TR Corporate Solutions businesses on May 31, 2013.

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(in millions)			(in millions)
Revenues less transaction rebates, brokerage, clearance and exchange fees	$523	$451	16.0%	$1,052	$869	21.1%
Operating expenses	332	292	13.7%	677	620	9.2%
Operating income	191	159	20.1%	375	249	50.6%
Interest expense	30	26	15.4%	59	50	18.0%
Asset impairment charges	-	-	-	-	10	#
Income before income taxes	162	135	20.0%	319	194	64.4%
Income tax provision	61	47	29.8%	114	64	78.1%
Net income attributable to NASDAQ OMX	$101	$88	14.8%	$205	$130	57.7%
Diluted earnings per share	$0.59	$0.52	13.5%	$1.18	$0.77	53.2%

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

Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” For the three months ended June  30, 2014, approximately 33.6% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 21.4% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone,  Danish Krone and British Pound. For the six months ended June  30, 2014, approximately 34.0% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 24.1% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone,  Danish Krone and British Pound.

The following summarizes significant changes in our financial performance for the three and six months ended June  30, 2014 when compared with the same periods in 2013:

•Revenues less transaction rebates, brokerage, clearance and exchange fees increased  $72 million, or 16.0%, to $523 million in the second quarter of 2014, compared with $451 million in the same period in 2013, reflecting an operational increase in revenues. The increase in operational revenues was primarily due to an:

•increase in Corporate Solutions revenues of $35 million, reflecting higher revenues resulting from the acquisition of the TR Corporate Solutions businesses in May 2013;

•increase in fixed income trading revenues less brokerage, clearance and exchange fees of $14 million, reflecting the acquisition of eSpeed;

•increase in Market Data Products revenues of $12 million, primarily from U.S. market data products;

•increase in Market Technology revenues of $7 million;

•increase in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $6 million; and

•increase in Index Licensing and Services revenues of $4 million, partially offset by;

•a decrease in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees of $10 million.

•Revenues less transaction rebates, brokerage, clearance and exchange fees increased  $183 million, or 21.1%, to $1,052 million in the first six months of 2014, compared with $869 million in the same period in 2013, reflecting an operational increase in revenues. The increase in operational revenues was primarily due to an:

•increase in Corporate Solutions revenues of $91 million, reflecting higher revenues resulting from the acquisition of the TR Corporate Solutions businesses in May 2013;

•increase in fixed income trading revenues less brokerage, clearance and exchange fees of $28 million, reflecting the acquisition of eSpeed;

•increase in Market Data Products revenues of $23 million, primarily from U.S. market data products;

•increase in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $19 million;

•increase in Index Licensing and Services revenues of $10 million, and

•increase in Market Technology revenues of $10 million, partially offset by;

•a decrease in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees of $5 million.

•Operating expenses increased  $40 million, or 13.7%, to $332 million in the second quarter of 2014, compared with $292 million in the same period of 2013, reflecting an increase in operating expenses of $38 million and an unfavorable impact from foreign exchange of $2 million. The increase in operational expenses was primarily due to additional overall expense associated with our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013 and a loss on extinguishment of debt, partially offset by a decrease in merger and strategic initiatives expense.

•Operating expenses increased  $57 million, or 9.2%, to $677 million in the first six months of 2014, compared with $620 million in the same period of 2013, reflecting an increase in operating expenses of $54 million and an unfavorable impact from foreign exchange of $3 million. The increase in operational expenses was primarily due to additional overall expense associated with our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013, a loss on extinguishment of debt, and higher merger and strategic initiatives expense, partially offset by a decrease in expense related to our voluntary accommodation program and a decrease in restructuring charges.

•Interest expense increased $4 million, or 15.4%, to $30 million in the second quarter of 2014, compared with $26 million in the same period in 2013, and increased $9 million, or 18%, to $59 million in the first six months of 2014, compared with $50 million in the same period in 2013, primarily due to the issuance of our 2021 Notes in June 2013 and the issuance of our 2024 Notes in June 2014, partially offset by lower outstanding balances on our 2011 Credit Facility and the repayment of our 2.50% convertible senior notes in August 2013. See Note 8, “Debt Obligations,”  to the condensed consolidated financial statements for further discussion.

•In the first six months of 2013, asset impairment charges of $10 million were related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million).

•Income tax provision was $61 million in the second quarter of 2014 compared with $47 million in the same period in 2013, an increase of $14 million. The income tax provision was $114 million in the first six months of 2014 compared with $64 million in the same period in 2013, an increase of $50 million. The increase in both periods was primarily due to the increase in income before income taxes and a change in the geographic mix of earnings and losses. In addition, in the second quarter of 2014, we recorded adjustments related to our 2010 through 2012 tax return liabilities which resulted in an increase to the tax provision.

These current and prior year items are discussed in more detail below.

NASDAQ OMX’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Listing Services, and Technology Solutions segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Market Services
Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	14.2	15.9	15.1	15.4
NASDAQ OMX PHLX matched market share	15.6%	18.0%	15.8%	19.3%
The NASDAQ Options Market matched market share	10.6%	8.9%	10.5%	8.4%
NASDAQ OMX BX Options Market matched market share	0.8%	1.0%	0.9%	1.0%
Total market share	27.0%	27.9%	27.2%	28.7%
NASDAQ OMX Nordic and NASDAQ OMX Baltic
Average daily volume:
Options, futures and fixed-income contracts	393,115	438,418	407,373	442,805
Finnish option contracts traded on Eurex	55,599	101,255	69,195	123,438
NASDAQ OMX Commodities
Power contracts cleared (TWh)(1)	345	424	774	884
Cash Equity Trading
NASDAQ securities
Total average daily share volume (in billions)	1.97	1.78	2.07	1.80
Matched market share executed on NASDAQ	26.6%	25.5%	26.2%	24.3%
Matched market share executed on NASDAQ OMX BX	2.4%	2.4%	2.6%	2.5%
Matched market share executed on NASDAQ OMX PSX	0.5%	0.8%	0.5%	0.9%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	34.6%	35.8%	34.9%	35.8%
Total market share(2)	64.1%	64.5%	64.2%	63.5%
New York Stock Exchange, or NYSE, securities
Total average daily share volume (in billions)	3.16	3.58	3.36	3.57
Matched market share executed on NASDAQ	12.6%	11.7%	13.1%	11.6%
Matched market share executed on NASDAQ OMX BX	2.6%	2.2%	2.8%	2.3%
Matched market share executed on NASDAQ OMX PSX	0.4%	0.5%	0.4%	0.5%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	31.2%	32.0%	31.1%	32.3%
Total market share(2)	46.8%	46.4%	47.4%	46.7%
NYSE MKT and regional securities
Total average daily share volume (in billions)	0.92	1.24	1.06	1.12
Matched market share executed on NASDAQ	12.0%	14.6%	12.1%	14.0%
Matched market share executed on NASDAQ OMX BX	2.9%	2.7%	3.1%	2.7%
Matched market share executed on NASDAQ OMX PSX	0.8%	1.4%	0.9%	1.4%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	32.2%	31.2%	31.4%	32.0%
Total market share(2)	47.9%	49.9%	47.5%	50.1%
Total U.S.-listed securities
Total average daily share volume (in billions)	6.05	6.60	6.49	6.49
Matched share volume (in billions)	77.0	80.7	164.1	150.9
Matched market share executed on NASDAQ	17.1%	15.9%	17.1%	15.6%
Matched market share executed on NASDAQ OMX BX	2.6%	2.4%	2.8%	2.4%
Matched market share executed on NASDAQ OMX PSX	0.5%	0.8%	0.5%	0.8%
Total market share	20.2%	19.1%	20.4%	18.8%
NASDAQ OMX Nordic and NASDAQ OMX Baltic securities
Average daily number of equity trades	331,546	329,030	358,140	322,952
Total average daily value of shares traded (in billions)	$4.9	$4.4	$5.3	$4.4
Total market share	72.4%	69.7%	72.2%	69.2%

Listing Services
Initial public offerings
NASDAQ	52	35	99	53
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic	17	6	22	6
New listings
NASDAQ(3)	79	67	156	100
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(4)	32	12	41	16
Number of listed companies
NASDAQ(5)	2,709	2,581	2,709	2,581
Exchanges that comprise NASDAQ OMX Nordic and NASDAQ OMX Baltic(6)	782	758	782	758

Technology Solutions
Market Technology
Order intake (in millions)(7)	$32	$45	$90	$65
Total order value (in millions)(8)	$638	$512	$638	$512

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

Segment Operating Results

Of our total second quarter 2014 revenues less transaction rebates, brokerage, clearance and exchange fees of $523 million, 38.6% was from our Market Services segment, 11.5% was from our Listing Services segment, 23.5% was from our Information Services segment and 26.4% was from our Technology Solutions segment. Of our total second quarter 2013 revenues less transaction rebates, brokerage, clearance and exchange fees of $451 million, 42.1% was from our Market Services segment, 12.9% was from our Listing Services segment, 23.7% was from our Information Services segment and 21.3% was from our Technology Solutions segment.

Of our total first six months 2014 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,052 million, 39.5% was from our Market Services segment, 11.1% was from our Listing Services segment, 23.4% was from our Information Services segment and 26.0% was from our Technology Solutions segment. Of our total first six months 2013 revenues less transaction rebates, brokerage, clearance and exchange fees of $869 million, 42.8% was from our Market Services segment, 13.0% was from our Listing Services segment, 24.4% was from our Information Services segment and 19.8% was from our Technology Solutions segment.

The following table shows our revenues by segment, cost of revenues for our Market Services segment and total revenues less transaction rebates, brokerage, clearance and exchange fees:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change

	(in millions)			(in millions)
Market Services	$544	$553	(1.6)%	$1,126	$1,060	6.2%
Cost of revenues	(342)	(363)	(5.8)%	(710)	(688)	3.2%
Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	202	190	6.3%	416	372	11.8%
Listing Services	60	58	3.4%	117	113	3.5%
Information Services	123	107	15.0%	246	212	16.0%
Technology Solutions	138	96	43.8%	273	172	58.7%
Total revenues less transaction rebates, brokerage, clearance and exchange fees	$523	$451	16.0%	$1,052	$869	21.1%

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(in millions)			(in millions)
Market Services Revenues:
Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(1)	$117	$125	(6.4)%	$243	$241	0.8%
Cost of revenues:
Transaction rebates	(71)	(68)	4.4%	(145)	(130)	11.5%
Brokerage, clearance and exchange fees(1)	(8)	(9)	(11.1)%	(15)	(19)	(21.1)%
Total U.S. derivative trading and clearing cost of revenues	(79)	(77)	2.6%	(160)	(149)	7.4%
U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	38	48	(20.8)%	83	92	(9.8)%
European derivative trading and clearing	28	28	-	60	58	3.4%
Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	66	76	(13.2)%	143	150	(4.7)%
Cash Equity Trading Revenues:
U.S. cash equity trading(2)	295	315	(6.3)%	614	591	3.9%
Cost of revenues:
Transaction rebates	(181)	(208)	(13.0)%	(391)	(388)	0.8%
Brokerage, clearance and exchange fees(2)	(81)	(78)	3.8%	(157)	(151)	4.0%
Total U.S. cash equity cost of revenues	(262)	(286)	(8.4)%	(548)	(539)	1.7%
U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	33	29	13.8%	66	52	26.9%
European cash equity trading	24	22	9.1%	49	43	14.0%
Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	57	51	11.8%	115	95	21.1%
Fixed Income Trading Revenues:
Fixed income trading	15	-	#	30	-	#
Cost of revenues:
Brokerage, clearance and exchange fees	(1)	-	#	(2)	-	#
Total fixed income trading revenues less brokerage, clearance and exchange fees	14	-	#	28	-	#
Access and Broker Services Revenues	65	63	3.2%	130	127	2.4%
Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$202	$190	6.3%	$416	$372	11.8%

#        Denotes a variance greater than 100.0%.

 (1) Includes Section 31 fees of $7 million in both the second quarter of 2014 and 2013, $13 million in the first six months of 2014 and $16 million in the first six months of 2013. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

(2) Includes Section 31 fees of $75 million in the second quarter of 2014, $69 million in the second quarter of 2013, $144 million in the first six months of 2014 and $133 million in the first six months of 2013. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to increases in both fixed income trading revenues less brokerage, clearance and exchange fees and cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees, partially offset by a decline in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues decreased in the second quarter and increased in the first six months of 2014 compared with the same periods in 2013. The decrease in U.S. derivative trading and clearing revenues in the second quarter of 2014 was primarily due to a decline in industry trading volumes and an overall decrease in market share between our three U.S. options exchanges, partially offset by an increase in revenue capture. The increase in U.S. derivative trading and clearing revenues in the first six months of 2014 was primarily due to an increase in revenue capture, partially offset by an overall decrease in market share at our three U.S. options exchanges, a decline in industry trading volumes and a decrease in Section 31 pass-through fee revenue.

U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees decreased in both the second quarter and first six months of 2014 compared with the same periods in 2013. The decreases were primarily due to a decline in industry trading volumes and moderate declines in average net capture and overall market share at our three U.S. options exchanges.

Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $7 million in both the second quarter of 2014 and 2013, $13 million in the first six months of 2014  and $16 million in the first six months of 2013.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to an increase in overall rebate capture rates, partially offset by lower industry trading volumes and a decrease in overall market share at our three U.S. options exchanges.

Brokerage, clearance and exchange fees decreased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to a decrease in routing costs. Additionally, Section 31 pass-through fees were lower in the first six months of 2014 compared with the same period in 2013, which also contributed to the decline in brokerage, clearance and exchange fees during this period.

European Derivative Trading and Clearing Revenues

The following table shows revenues from European derivative trading and clearing:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(in millions)			(in millions)
European Derivative Trading and Clearing Revenues:
Options and futures contracts	$11	$11	-	$22	$22	-
Energy, carbon and other commodity products	12	12	-	27	25	8.0%
Fixed-income products	2	4	(50.0)%	5	9	(44.4)%
Other revenues and fees	3	1	#	6	2	#
Total European Derivative Trading and Clearing revenues	$28	$28	-	$60	$58	3.4%

#Denotes a variance greater than 100.0%.

European derivative trading and clearing revenues were flat in the second quarter of 2014 compared with the same period in 2013 as the impact of NLX trading incentives resulted in lower revenues from fixed income products, which were offset by higher other revenues and fees due to higher clearing revenues. European derivative trading and clearing revenues increased in the first six months of 2014 compared with the same periods in 2013 primarily due to higher revenues in our energy, carbon and other commodity products primarily due to higher trading activity and an increase in other revenues and fees primarily due to higher clearing revenues, partially offset by lower revenues from fixed-income products primarily due to the impact of NLX trading incentives and an unfavorable impact from foreign exchange of $2 million.

 U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees increased in the second quarter and first six months of 2014 compared with the same periods in 2013. The increase in the second quarter of 2014 was primarily due to an increase in our overall matched market share and an increase in average net capture, partially offset by lower industry trading volumes. The increase in the first six months of 2014 was primarily due to an increase in our overall matched market share.

U.S. cash equity trading revenues decreased in the second quarter and increased in the first six months of 2014 compared with the same periods in 2013. The decrease in the second quarter was primarily due to lower industry trading volumes and lower revenue capture, partially offset by an increase in our overall matched market share and an increase in Section 31 pass-through fee revenues. The increase in the first six months of 2014 was primarily due to an increase in our overall matched market share and an increase in Section 31 pass-through fee revenues, partially offset by lower revenue capture.

Similar to U.S. derivative trading and clearing, we record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $75 million in the second quarter of 2014, $69 million in the second quarter of 2013, $144 million in the first six months of 2014 and  $133 million in the first six months of 2013. The increase in the second quarter of 2014 was primarily due to higher dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems and higher pass-through fee rates. The increase in the first six months of 2014 was primarily due to higher dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems, partially offset by lower pass-through fee rates.

For NASDAQ and NASDAQ OMX PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for NASDAQ OMX BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates decreased in the second quarter and increased in the first six months of 2014 compared with the same periods in 2013. The decrease in the second quarter was primarily due to a decline in industry trading volumes and a decline in rebate capture, partially offset by an increase in our overall matched market share. The increase in the first six months was primarily due to an increase in our overall market share, partially offset by a decline in rebate capture.

Brokerage, clearance and exchange fees increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to an increase in Section 31 pass-through fees,  partially offset by a decline in routing costs due to lower volume routed.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the NASDAQ OMX Nordic and NASDAQ OMX Baltic exchanges. European cash equity trading revenues increased in the second quarter and first six months of 2014 compared with the same periods in 2013  primarily due to higher industry volumes, driven by three new large market capitalization listings, and an increase in market share.

Fixed Income Trading Revenues

Fixed income trading revenues less brokerage, clearance and exchange fees includes transaction fees generated from our eSpeed electronic benchmark U.S. Treasury trading platform that was acquired on June 28, 2013.

Access and Broker Services Revenues

Access and Broker Services revenues increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to increased revenues from the addition of eSpeed hosting revenues. We completed the acquisition of eSpeed on June 28, 2013.

LISTING SERVICES

The following table shows revenues from our Listing Services segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change

	(in millions)			(in millions)
Listing Services Revenues:
U.S. listing services	$45	$44	2.3%	$87	$86	1.2%
European listing services	15	14	7.1%	30	27	11.1%
Total Listing Services revenues	$60	$58	3.4%	$117	$113	3.5%
Listing Services revenues increased in the second quarter and first six months of 2014 compared with the same periods in 2013  due to an increase in both U.S. listing services and European listing services revenues. The increase in U.S. listing services revenues is primarily due to an increase in annual listing fees, reflecting an increase in the number of listed companies. The number of NASDAQ listed companies was 2,709 as of June 30, 2014 compared with 2,581 as of June 30, 2013. The increase in European listing services revenues was driven by higher market capitalization of listed companies.

U.S. listing services revenues include annual listing fees, listing of additional shares fees and initial listing fees. Listing of additional shares fees and initial listing fees are recognized on a straight line basis over an estimated service period, which are four and six years, respectively, and can vary over time.

INFORMATION SERVICES

The following table shows revenues from our Information Services segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(in millions)			(in millions)
Information Services Revenues:
Market Data Products Revenues:
U.S. market data products	$72	$63	14.3%	$143	$124	15.3%
European market data products	21	20	5.0%	43	40	7.5%
Index data products	8	6	33.3%	15	13	15.4%
Total Market Data Products revenues	101	89	13.5%	201	177	13.6%
Index Licensing and Services revenues	22	18	22.2%	45	35	28.6%
Total Information Services revenues	$123	$107	15.0%	$246	$212	16.0%

Information Services revenues increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to increases in U.S. market data products and Index Licensing and Services revenues.

U.S. Market Data Products Revenues

U.S. market data products revenues increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to higher customer demand for proprietary data products, select pricing initiatives,  higher audit collections and an increase in revenues due to the acquisition of eSpeed, which was completed on June 28, 2013.  An increase in net U.S. tape plan revenues also contributed to the increase in the first six months of 2014 compared with the same period in 2013.

European Market Data Products Revenues

European market data products revenues increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to an increase in audit collections and pricing changes.

Index Data Products Revenues

Index data products revenues increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to an increase in audit collections, new subscribers and pricing changes.

Index Licensing and Services Revenues

Index Licensing and Services revenues increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to higher assets under management and an increase in the number of licensed exchange traded products.

TECHNOLOGY SOLUTIONS

The following table shows revenues from our Technology Solutions segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(in millions)			(in millions)
Technology Solutions Revenues:
Corporate Solutions Revenues:
Investor relations	$42	$24	75.0%	$87	$35	#
Multimedia solutions	18	7	#	35	10	#
Public relations	15	9	66.7%	30	16	87.5%
Governance	5	4	25.0%	9	7	28.6%
Total Corporate Solutions revenues	80	44	81.8%	161	68	#

Market Technology Revenues:
Software, license and support	41	36	13.9%	81	76	6.6%
Change request and advisory	8	9	(11.1)%	14	15	(6.7)%
Software as a service	9	7	28.6%	17	13	30.8%
Total Market Technology revenues	58	52	11.5%	112	104	7.7%
Total Technology Solutions revenues	$138	$96	43.8%	$273	$172	58.7%

#Denotes a variance greater than 100.0%.

Technology Solutions revenues increased in the second quarter and first six months of 2014 compared with the same periods in 2013 due to increases in both Corporate Solutions revenues and Market Technology revenues.

Corporate Solutions Revenues

Corporate Solutions revenues increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to the acquisition of the TR Corporate Solutions businesses completed on May 31, 2013 and expanding customer utilization of GlobeNewswire and Directors Desk products.

Market Technology Revenues

Market Technology revenues increased in the second quarter and first six months of 2014 compared with the same periods in 2013  primarily due to an increase in software, license and support revenues primarily due to an increase in BWise revenues and an increase in software as a service revenues primarily due to an increase in SMARTS broker surveillance revenues.

Total Order Value

As of June  30, 2014, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $638 million. Market Technology deferred revenue, included in the total Technology Solutions deferred revenue of $234 million, represents consideration received that is yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value

(in millions)
Fiscal year ended:
2014(1)	$86
2015	190
2016	128
2017	98
2018	65
2019 and thereafter	71
Total	$638

(1)   Represents revenues that are anticipated to be recognized over the remaining six months of 2014.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change

	(in millions)			(in millions)
Compensation and benefits	$145	$126	15.1%	$303	$243	24.7%
Marketing and advertising	9	8	12.5%	18	15	20.0%
Depreciation and amortization	35	28	25.0%	69	55	25.5%
Professional and contract services	42	35	20.0%	81	64	26.6%
Computer operations and data communications	23	20	15.0%	45	35	28.6%
Occupancy	24	23	4.3%	49	46	6.5%
Regulatory	7	8	(12.5)%	14	16	(12.5)%
Merger and strategic initiatives	14	25	(44.0)%	42	33	27.3%
General, administrative and other	33	19	73.7%	56	42	33.3%
Restructuring charges	-	-	-	-	9	#
Voluntary accommodation program	-	-	-	-	62	#
Total operating expenses	$332	$292	13.7%	$677	$620	9.2%

#Denotes a variance equal to 100.0%.

Total operating expenses increased $40 million in the second quarter of 2014 compared with the same period in 2013, reflecting an increase in operating expenses of $38 million and an unfavorable impact from foreign exchange of $2 million. Total operating expenses increased $57 million in the first six months of 2014 compared with the same period in 2013, reflecting an increase in operating expenses of $54 million and an unfavorable impact from foreign exchange of $3 million. The operational increase in the second quarter of 2014 was primarily due to additional overall expense associated with our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013, and a loss on debt extinguishment, partially offset by a decrease in merger and strategic initiatives expense.  The operational increase in the first six months of 2014 was primarily due to additional overall expense associated with our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013, a loss on debt extinguishment and higher merger and strategic initiatives expense, partially offset by a decrease in the voluntary accommodation program expense and a decrease in restructuring charges.

Compensation and benefits expense increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to additional salary expense resulting from our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013, as well as higher share-based compensation expense. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 3,762 employees at June  30, 2014 from 3,220 employees at June 30, 2013 primarily as a result of our acquisition of the TR Corporate Solutions businesses.

Depreciation and amortization expense increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to additional amortization expense associated with acquired intangible assets, primarily relating to our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013.

Professional and contract services expense increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to revenue-related costs incurred as a result of our acquisition of the TR Corporate Solutions businesses in May 2013 and costs incurred for special legal expenses. The revenue-related costs are primarily due to the production and delivery of webcast events as well as other events and services.

Computer operations and data communications expense increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to additional expense as a result of our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013, as well as higher communication line costs.

Merger and strategic initiatives expense was $14 million in the second quarter and $42 million in the first six months of 2014 compared with $25 million in the second quarter and $33 million in the first six months of 2013. The costs in the second quarter of 2014 are primarily related to our acquisition of the TR Corporate Solutions businesses in May 2013 and other strategic initiatives. The costs in the first six months of 2014 and the second quarter and first six months of 2013 primarily relate to our acquisitions of the TR Corporate Solutions businesses  in May 2013 and eSpeed in June 2013.

General, administrative and other expense increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to additional expense associated with our acquisitions of the TR Corporate Solutions businesses in May 2013 and eSpeed in June 2013, a $9 million loss on extinguishment of debt, and an unfavorable impact from foreign exchange of $2 million in the second quarter of 2014 and $3 million in the first six months of 2014. See “Early Extinguishment of 2015 Notes,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt extinguishment.

Restructuring charges were $9 million in the first six months of 2013. Our restructuring program was completed in the first quarter of 2013. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges recorded during the first six months of 2013.

Voluntary accommodation program expense in the first six months of 2013 relates to the one-time program for voluntary accommodations to qualifying members of up to $62 million, for which a liability was recorded as the program was approved by the SEC in March 2013. This program expanded the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012. Our liability was reduced to $44 million and payment of valid claims totaling $44 million was made in the fourth quarter of 2013.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(in millions)			(in millions)
Interest income	$1	$2	(50.0)%	$3	$5	(40.0)%
Interest expense	(30)	(26)	15.4%	(59)	(50)	18.0%
Net interest expense	(29)	(24)	20.8%	(56)	(45)	24.4%
Asset impairment charges	-	-	-	-	(10)	#
Total non-operating expenses	$(29)	$(24)	20.8%	$(56)	$(55)	1.8%

#Denotes a variance equal to 100.0%.

Total non-operating expenses increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to an increase in interest expense. Partially offsetting the increase in the first six months of 2014 were lower asset impairment charges as compared to those recorded during the first six months of 2013.

Interest Income

Interest income decreased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to a decrease in cash and cash equivalents in the first six months of 2014.

Interest Expense

Interest expense increased in the second quarter and first six months of 2014 compared with the same periods in 2013 primarily due to the issuance of our 2021 Notes in June 2013 and the issuance of our 2024 Notes in June 2014, partially offset by lower outstanding balances on our 2011 Credit Facility and the repayment of our 2.50% convertible senior notes in August 2013.

Interest expense for the second quarter of 2014 was $30 million, and was comprised of $28 million of interest expense,  $1 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment–related fees. Interest expense for the second quarter of 2013 was $26 million, and was comprised of $24 million of interest expense, $1 million of non-cash expense associated with the accretion of debt discounts and $1 million of non-cash debt issuance amortization expense.

Interest expense for the first six months of 2014 was $59 million, and was comprised of $56 million of interest expense, $2 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees. Interest expense for the first six months of 2013 was $50 million, and was comprised of $44 million of interest expense, $2 million of non-cash expense associated with the accretion of debt discounts,  $2 million of non-cash debt issuance amortization expense, and $2 million of other bank and investment-related fees.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Asset Impairment Charges

In the first six months of 2013, we recorded asset impairment charges of $10 million related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million). See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Purchased Intangible Assets,” to the condensed consolidated financial statements for further discussion.

Tax Matters

NASDAQ OMX’s income tax provision was $61 million in the second quarter of 2014 and $114 million in the first six months of 2014 compared with $47 million in the second quarter of 2013 and $64 million in the first six months of 2013. The overall effective tax rate was 38% in the second quarter of 2014 and 36% in the first six months of 2014 compared with 35% in the second quarter of 2013 and 33% in the first six months of 2013. The higher effective tax rate in the second quarter and first six months of 2014 when compared with the same periods in 2013 is primarily due to a change in the geographic mix of earnings and losses. In addition, in the second quarter of 2014, we recorded adjustments related to our 2010 through 2012 tax return liabilities which resulted in an increase to the tax provision.  The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including our history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets. In order to recognize and measure our unrecognized tax benefits, management determines whether a tax position is more likely than not to be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the recognition thresholds, the position is measured to determine the amount of benefit to be recognized in the condensed consolidated financial statements. Interest and/or penalties related to income tax matters are recognized in income tax expense.

NASDAQ OMX and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2010 are currently under audit by the Internal Revenue Service and we are subject to examination for 2011 and 2012. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2012. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2006 through 2012. We anticipate that the amount of unrecognized tax benefits at June 30, 2014 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by NASDAQ OMX in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position for the years 2009 through 2011, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. In June 2014, the Finnish Administrative Court also disagreed with the company’s tax return filing position. Through June 30, 2014, we have recorded tax benefits of $21 million associated with this filing position. Of this amount we have paid $12 million to the Finnish tax authorities. We have also paid $11 million in interest and penalties. In 2014, we will pay $9 million, which represents the benefit taken in 2013 and the first six month of 2014. We expect the Finnish Supreme Administrative Court to agree with our position, which would result in an expected refund to NASDAQ OMX of $32 million.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Because this legislation is unclear with regard to our ability to continue to claim such interest deductions, NASDAQ OMX filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. In June 2014, we received an unfavorable ruling from the Swedish Tax Council for Advance Tax Rulings. We will appeal this ruling to the Swedish Supreme Administrative Court. We expect to receive a favorable decision from the Swedish Supreme Administrative Court. Since January 1, 2013, we have recorded tax benefits of $24 million, or $0.14 per diluted share, related to this matter. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

In December 2012, the Swedish Tax Agency approved our 2010 amended VAT tax return and we received a cash refund for the amount claimed. In 2013, we filed VAT tax returns for 2011 and 2012 and utilized the same approach which was approved for the 2010 filing. However, even though the VAT return position was previously reviewed and approved by the Swedish Tax Agency, we were informed by the Swedish Tax Agency that our VAT refund claims for 2011 and 2012 are not valid. However, they will not seek reimbursement of the 2010 refund. We have appealed the finding by the Swedish Tax Agency to the Administrative Court. For the period January 1, 2011 through June 30, 2014, we have recorded benefits of $16 million associated with this position.

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

Non-GAAP adjustments for the quarter ended June 30, 2014 primarily related to the following:

(i) merger and strategic initiatives costs of $14 million primarily related to our acquisition of the TR Corporate Solutions businesses and other strategic initiatives, (ii) loss on extinguishment of debt of $9 million related to our 2015 Notes,  (iii) special legal expense of $1 million, (iv) adjustment to the income tax provision of $7 million to reflect these non-GAAP adjustments, and (v) significant tax adjustments, net of $2 million due to adjustments related to our 2010 through 2012 tax return liabilities which resulted in an increase to the tax provision.

Non-GAAP adjustments for the quarter ended June 30, 2013 primarily related to the following:

(i) merger and strategic initiatives costs of $25 million primarily related to our acquisitions of eSpeed and the TR Corporate Solutions businesses, and (ii) adjustment to the income tax provision of $8 million to reflect these non-GAAP adjustments.

Non-GAAP adjustments for the six months ended June 30, 2014 primarily related to the following:

(i) merger and strategic initiatives costs of $42 million primarily related to our acquisition of the TR Corporate Solutions businesses and other strategic initiatives, (ii) loss on extinguishment of debt of $9 million related to our 2015 Notes,  (iii) special legal expense of $2 million, (iv) adjustment to the income tax provision of $15 million to reflect these non-GAAP adjustments, and (v) significant tax adjustments, net of $2 million due to adjustments related to our 2010 through 2012 tax return liabilities which resulted in an increase to the tax provision.

Non-GAAP adjustments for the six months ended June 30, 2013 primarily related to the following:

(i) merger and strategic initiatives costs of $33 million primarily related to our acquisitions of eSpeed and the TR Corporate Solutions businesses, (ii) expense related to the one-time program for voluntary accommodations to qualifying members of up to $62 million. This program expanded the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012. Our liability was reduced to $44 million and payment of valid claims totaling $44 million was made in the fourth quarter of 2013, (iii) expense related to an SEC matter of $10 million, (iv)  asset impairment charges of $10 million related to certain acquired intangible assets associated with customer relationships and a certain trade name, (v) restructuring charges of $9 million, (vi) special legal expense of $2 million, and (vii) adjustment to the income tax provision of $43 million to reflect these non-GAAP adjustments.

For further discussion of our acquisitions, see “Acquisition of eSpeed for Trading of U.S. Treasuries,” and “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions.”

For further discussion of the debt extinguishment see “Early Extinguishment of 2015 Notes,” of Note 8, “Debt Obligation.”

For further discussion of the restructuring charges, see Note 3, “Restructuring Charges.”

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

Three Months Ended June 30, 2014	Three Months Ended June 30, 2013

	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$101	$0.59	$88	$0.52
Non-GAAP adjustments:
Merger and strategic initiatives	14	0.08	25	0.15
Extinguishment of debt	9	0.05	-	-
Special legal expense	1	0.01	-	-
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(7)	(0.04)	(8)	(0.05)
Significant tax adjustments, net	2	0.01	-	-
Total non-GAAP adjustments, net of tax	19	0.11	17	0.10
Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$120	$0.70	$105	$0.62
Weighted-average common shares outstanding for diluted earnings per share		172,472,636		170,142,974

(1) We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$205	$1.18	$130	$0.77
Non-GAAP adjustments:
Merger and strategic initiatives	42	0.24	33	0.19
Extinguishment of debt	9	0.05	-	-
Voluntary accommodation program	-	-	62	0.37
SEC Matter	-	-	10	0.06
Asset impairment charges	-	-	10	0.06
Restructuring charges	-	-	9	0.05
Special legal expense	2	0.01	2	0.01
Other	1	0.01	-	-
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(15)	(0.08)	(43)	(0.25)
Significant tax adjustments, net	2	0.01	-	-
Total non-GAAP adjustments, net of tax	41	0.24	83	0.49
Non-GAAP net income attributable to NASDAQ OMX and diluted earnings per share	$246	$1.42	$213	$1.26
Weighted-average common shares outstanding for diluted earnings per share		173,105,217		169,899,581

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

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock and debt obligations.  In May 2014, NASDAQ OMX issued the 2024 Notes. In June 2014, we used the majority of the net proceeds from the offering of the 2024 Notes, along with cash on hand, to repay in full and terminate our 2015 Notes. We used the remaining proceeds to repay a portion of the 2016 Term Loan. See “4.25% Senior Unsecured Notes,” and “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion. In June 2013, NASDAQ OMX issued the 2021 Notes. We used the majority of the net proceeds from the offering of the 2021 Notes to fund the cash consideration payable by us for the acquisition of eSpeed and related expenses. We used the remaining proceeds from the 2021 Notes for general corporate purposes. As part of the acquisition of eSpeed, NASDAQ OMX has contingent future obligations to issue 992,247 shares of NASDAQ OMX common stock annually which approximated certain tax benefits associated with the transaction of $484 million. Such contingent future issuances of NASDAQ OMX common stock will be paid ratably through 2027 if NASDAQ OMX’s total gross revenues equal or exceed $25 million in each such year. The contingent future issuances of NASDAQ OMX common stock are subject to anti-dilution protections and acceleration upon certain events.

In addition to these cash sources, we have a $750 million revolving credit commitment (including a swingline facility and letter of credit facility) under our senior unsecured five-year credit facility. During the first quarter of 2014, we repaid the total amount drawn on the revolving credit commitment of $120 million. As of June  30, 2014, availability under the revolving credit commitment was $750 million. See “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

In the near term, we expect that our operations and availability under our revolving credit commitment will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends.

Working capital (calculated as current assets less current liabilities) was $294 million at June  30, 2014, compared with $363 million at December 31, 2013, a decrease of $69 million.

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

Financial Assets

The following table summarizes our financial assets:

	June 30, 2014	December 31, 2013

	(in millions)
Cash and cash equivalents	$314	$398
Restricted cash	39	84
Financial investments, at fair value	203	189
Total financial assets	$556	$671

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of June  30, 2014, our cash and cash equivalents of $314 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of

June  30, 2014 decreased $84 million from December 31, 2013 primarily due to net cash used in financing and investing activities, partially offset by net cash provided by operating activities. See “Cash Flow Analysis” below for further discussion.

Current restricted cash was $39 million as of June 30, 2014 and $84 million as of December 31, 2013,  a decrease of $45 million. The decrease is primarily due to restricted cash that had been held at NOS Clearing. In the second quarter of 2014, NOS Clearing was fully integrated into NASDAQ OMX Nordic Clearing and is now covered under the regulatory capital structure and liability waterfall of NASDAQ OMX Nordic Clearing. As of June  30, 2014 and December 31, 2013, current restricted cash included cash held for regulatory purposes and other requirements and is not available for general use by us. As of December 31, 2013, current restricted cash also included restricted cash held at NOS Clearing. Current restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $83 million as of June 30, 2014 and $159 million as of December 31, 2013. The remaining balance held in the U.S. totaled $231 million as of June  30, 2014 and $239 million as of December 31, 2013.

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

During the first six months of 2014, we repurchased 2,557,920 shares of our common stock at an average price of $36.46, for an aggregate purchase price of $93 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of June 30, 2014, the remaining amount authorized for share repurchases under the program authorized in the third quarter of 2012 was $122 million.

Cash Dividends on Common Stock

In June 2014, we paid a quarterly cash dividend of $0.15 per share on our outstanding common stock and in  March 2014, we paid a  quarterly cash dividend of $0.13 per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 11, “NASDAQ OMX Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.

In July 2014, the board of directors declared a regular quarterly cash dividend of $0.15 per share on our outstanding common stock. The dividend is payable on September 26, 2014 to shareholders of record at the close of business on September 12, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $203 million as of June  30, 2014 and $189 million as of December 31, 2013 and are primarily comprised of trading securities, mainly Swedish government debt securities. Of these securities, $172 million as of  June  30, 2014 and $167 million as of December 31, 2013 are assets utilized to meet regulatory capital requirements primarily for clearing operations at NASDAQ OMX Nordic Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading securities.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	June 30, 2014	December 31, 2013

		(in millions)
4.00% senior unsecured notes	Repaid June 2014	-	400
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility	September 2016	123	349

$750 million revolving credit commitment	September 2016	-	95
5.25% senior unsecured notes (net of discount)	January 2018	368	368
5.55% senior unsecured notes (net of discount)	January 2020	599	598
3.875% senior unsecured notes (net of discount)	June 2021	820	824
4.25% senior unsecured notes (net of discount)	June 2024	498	-
Total debt obligations		2,408	2,634
Less current portion		-	(45)
Total long-term debt obligations		$2,408	$2,589

In addition to the $750 million revolving credit commitment, we also have other credit facilities related to our Nordic clearing operations in order to provide further liquidity and for default protection. At June 30, 2014, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $317 million ($227 million in available liquidity and $90 million for default protection), none of which was utilized. At December 31, 2013, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled  $312 million ($219 million in available liquidity and $93 million for default protection), of which $11 million was utilized.

Early Extinguishment of 2015 Notes

In May 2014, NASDAQ OMX issued the 2024 Notes. In June 2014, we used the majority of the net proceeds from the 2024 Notes, along with cash on hand, to repay in full and terminate our 2015 Notes and repay a portion of the term loan under our senior credit facility. See “4.25% Senior Unsecured Notes,” and “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.  In connection with the early extinguishment of the 2015 Notes, we recorded a pre-tax charge of $9 million which is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014.

At June  30, 2014, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for the clearing operations of NASDAQ OMX Nordic Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At June  30, 2014, our required regulatory capital consisted of $172 million of Swedish government debt securities that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets.

In addition, we have available credit facilities of $90 million which provide default protection for our Nordic clearing operations.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, NASDAQ Options Services, Execution Access and NPM Securities, LLC, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At June 30, 2014, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $8.6 million, or $8.3 million in excess of the minimum amount required. At June 30, 2014, NASDAQ Options Services also was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $0.6 million, or $0.3 million in excess of the minimum amount required. At June 30, 2014, Execution Access was required to maintain minimum net capital of $0.5 million and had total net capital of $39.5 million, or $39.0 million in excess of the minimum amount required. At June 30, 2014, NPM Securities had total net capital of $0.2 million. The minimum net capital required was immaterial.

Other Capital Requirements

NASDAQ Execution Services also is required to maintain a  $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Six Months Ended June 30,
	2014	2013	Percentage Change

	(in millions)
Net cash provided by (used in):
Operating activities	$383	$255	50.2%
Investing activities	(94)	(1,142)	(91.8)%
Financing activities	(373)	777	#
Effect of exchange rate changes on cash and cash equivalents	-	(8)	#
Net decrease in cash and cash equivalents	(84)	(118)	(28.8)%
Cash and cash equivalents at the beginning of period	398	497	(19.9)%
Cash and cash equivalents at the end of period	$314	$379	(17.2)%

#Denotes a variance equal to or greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the six months ended June  30, 2014:

•Net income of $205 million, plus:

•  Non-cash items of $110 million comprised primarily of $69 million of depreciation and amortization expense, $30 million of share-based compensation expense, $20 million of merger and strategic initiatives expense, partially offset by deferred income taxes of $21 million.

•Increase in deferred revenue of $99 million mainly due to Listing Services’ annual billings.

•Increase in Section 31 fees payable to the SEC of $72 million primarily due to timing of payments, which are made twice a year in September and March, partially offset by higher dollar value traded on the NASDAQ and NASDAQ OMX BX trading systems.

Partially offset by a:

•Decrease in accrued personnel costs of $54 million primarily due to the payment of our 2013 incentive compensation in the first quarter of 2014, partially offset by the 2014 accrual.

•Decrease in accounts payable and accrued expenses of $36 million reflecting a decrease in interest payable as well as the timing of trade payables.

•Increase in accounts receivable, net of $10 million primarily due to the timing of collections and activity.

The following items impacted our net cash provided by operating activities for the six months ended June 30, 2013:

•Net income of $130 million, plus:

•  Non-cash items of $44 million comprised primarily of $55 million of depreciation and amortization expense, $18 million of share-based compensation expense and $10 million of asset impairment charges, partially offset by deferred income taxes of $28 million and excess tax benefits related to share-based compensation of $13 million.

•Increase in accounts payable and accrued expenses of $83 million primarily due to the recording of our voluntary accommodation program liability and the timing of payments.

•Increase in Section 31 fees payable to the SEC of $48 million primarily due to the timing of payments which are made twice a year in September and March.

•Increase in deferred revenue of $47 million mainly due to Listing Services’ annual billings.

•Increase in other liabilities of $16 million mainly due to increases in accrued taxes and an increase related to unsettled trades within NASDAQ OMX Commodities related to our U.K. power business.

Partially offset by an:

•Increase in other assets of $61 million primarily reflecting a $19 million payment to the Finland Tax Authority related to a tax assessment, a $19 million deposit made in connection with a clearing agreement entered into by our eSpeed business, a $10 million increase related to unsettled trades within NASDAQ OMX Commodities related to our U.K. power business and an $8 million increase related to deferred costs associated with the timing and delivery of technology.

•Increase in accounts receivable, net of $22 million primarily due to the timing of collections and an increase in income tax receivables.

•Decrease in accrued personnel costs of $30 million primarily due to the payment of our 2012 incentive compensation in the first quarter of 2013, partially offset by the 2013 accrual.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 primarily consisted of purchases of trading and available-for-sale investment securities and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

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

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in the six months ended June  30, 2014 primarily consisted of $754 million of cash used in connection with the repayment of debt obligations, which consisted of a $408 million payment to repay in full and terminate our 2015 Notes,  a  required quarterly principal payment of $22 million and an optional prepayment of $204 million on our 2016 Term Loan, reflecting all mandatory principal payments required until maturity in September 2016, and the repayment  of the total amount drawn on the revolving credit commitment of $120 million, which included $25 million of proceeds received during the three months ended March 31, 2014. In addition, cash used in financing activities included $93 million related to the repurchase of our common stock and $47 million related to cash dividends paid on our common stock.  Partially offsetting these decreases were net proceeds received of $494 million from the issuance of our 2024 Notes.

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

Contractual Obligations and Contingent Commitments

NASDAQ OMX has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of June  30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	2019-Thereafter

	(in millions)
Debt obligations by contract maturity(1)	$3,131	$38	$337	$572	$2,184
Minimum rental commitments under non-cancelable operating leases, net(2)	411	40	146	85	140
Other obligations(3)	20	11	9	-	-
Total	$3,562	$89	$492	$657	$2,324

(1)Our debt obligations include both principal and interest obligations. At June  30, 2014, an interest rate of 1.52% was used to compute the amount of the contractual obligations for interest on the 2016 Term Loan. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at June  30, 2014. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)In connection with our acquisitions of FTEN and Glide Technologies, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. At June  30, 2014, these agreements provide for future payments of $10 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets. In addition, other obligations include future transition service agreement payments associated with the acquisition of the TR Corporate Solutions businesses and the second installment payment related to the acquisition of the remaining 28% ownership interest in BWise, which is expected to be paid in 2015.

Non-Cash Contingent Consideration

As part of the eSpeed purchase price consideration, we have agreed to future annual issuances of 992,247 shares of NASDAQ OMX common stock which approximated certain tax benefits associated with the transaction. Such contingent future issuances of NASDAQ OMX common stock will be paid ratably through 2027 if NASDAQ OMX’s total gross revenues equal or exceed $25 million in each such year.  The contingent future issuances of NASDAQ OMX common stock are subject to anti-dilution protections and acceleration upon certain events.

Off-Balance Sheet Arrangements

Default Fund Contributions and Margin Deposits Received for Clearing Operations

Default Fund Contributions

Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions are invested by NASDAQ OMX Nordic Clearing in accordance with its investment policies and are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets. However, non-cash contributions, which include highly rated government debt securities that must meet the investment policies of NASDAQ OMX Nordic Clearing, as well as pledged cash, are pledged assets that are not recorded in our Condensed Consolidated Balance Sheets as NASDAQ OMX Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These pledged assets are held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by NASDAQ OMX Nordic Clearing in the event of default. The pledged asset balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. See Note 14, “Clearing Operations,” to the condensed consolidated financial statements for further discussion of our clearing operations and default fund contributions.

Margin Deposits Received for Clearing Operations

NASDAQ OMX Nordic Clearing requires all clearing members to provide collateral, which may consist of cash and eligible securities, in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. Pledged collateral is held at a nominee account in NASDAQ OMX Nordic Clearing’s name for the benefit of the clearing members and is immediately accessible by NASDAQ OMX Nordic Clearing in the event of default. The pledged collateral is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Clearing member pledged collateral related to our clearing operations was $7.1 billion as of June  30, 2014 and $9.5 billion as of December 31, 2013. NASDAQ OMX Nordic Clearing maintains and manages all cash deposits related to margin collateral and records these cash deposits in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and current liability.

NASDAQ OMX Nordic Clearing mark-to-market all outstanding contracts, requiring payment from clearing members whose positions have lost value. The mark-to-market process helps identify any clearing members that may not be able to satisfy their financial obligations in a timely manner which helps NASDAQ OMX Nordic Clearing manage the risk of a clearing member defaulting due to exceptionally large losses. In the event of a default, NASDAQ OMX Nordic Clearing can access these margin deposits to cover the defaulting member’s losses.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by clearing members discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. Financial guarantees issued to us totaled $28 million at June  30, 2014 and $20 million at December 31, 2013. At June  30, 2014, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $317 million ($227 million in available liquidity and $90 million for default protection), none of which was utilized. At December 31, 2013, these facilities totaled $312 million ($219 million in available liquidity and $93 million for default protection), of which $11 million was utilized.

Execution Access has a clearing arrangement with Cantor Fitzgerald. As of June 30, 2014, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in the Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $15 million as of June  30, 2014  and $17 million at December 31, 2013. These guarantees primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain Market Technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for the above guarantees.

In connection with the launch of NASDAQ OMX NLX, we have entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since the amount of these payments is not currently probable and cannot be quantified as of June  30, 2014, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these payments.

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

Interest Rate Risk

The following table summarizes our financial assets and liabilities that are subject to interest rate risk as of June  30, 2014:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100bp adverse shift in interest rate(2)

	(in millions)
Floating rate positions(3)	$3,135	$2,702	$(5)
Fixed rate positions	-	2,291	-

(1)Represents total contractual debt obligations and amounts related to default fund contributions and margin deposits.

(2)Annualized impact of a 100 basis point parallel adverse shift in the yield curve.

(3)Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.

We are exposed to cash flow risk on floating rate financial assets of $3,135 million and financial liabilities of $2,702 million at June  30, 2014. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on June  30, 2014 positions, each 1.0% adverse change in interest rate would impact annual pre-tax income by  $5 million related to our floating positions.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency translation risk. For the three months ended June  30, 2014, approximately 33.6% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 21.4% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone, Danish Krone, and British Pound. For the six months ended June  30, 2014, approximately 34.0% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 24.1% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone, Danish Krone, and British Pound.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the three and six months ended June  30, 2014 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	British Pound	Other Foreign Currencies

	(in millions, except currency rate)
Three months ended June 30, 2014
Average foreign currency rate to the U.S. dollar	0.1514	1.3712	0.1670	0.1837	1.6836	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	19.1%	4.1%	1.9%	2.6%	2.8%	3.1%
Percentage of operating income	21.3%	0.9%	1.8%	5.0%	(4.4)%	(3.2)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(10)	$(2)	$(1)	$(1)	$(2)	$(2)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$-	$-	$(1)	$(1)	$(1)

Six months ended June 30, 2014
Average foreign currency rate to the U.S. dollar	0.1531	1.3709	0.1656	0.1837	1.6693	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	18.9%	4.2%	2.3%	2.6%	2.9%	3.1%
Percentage of operating income	21.7%	1.8%	3.0%	5.3%	(4.6)%	(3.1)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(20)	$(4)	$(3)	$(3)	$(3)	$(3)
Impact of a 10% adverse currency fluctuation on operating income	$(8)	$(1)	$(1)	$(2)	$(2)	$(1)

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

Our primary exposure to net assets in foreign currencies as of June  30, 2014 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation

	(in millions)
Swedish Krona(1)	$4,172	$(417)
Norwegian Krone	258	(26)
Euro	167	(17)
British Pound	161	(16)
Australian Dollar	101	(10)

(1)Includes goodwill of $3,271 million and intangible assets, net of $989 million.

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

Execution Access is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of June 30, 2014, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by NASDAQ OMX. Some of the non-FICC counterparties will be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

We are exposed to credit risk through our clearing operations with NASDAQ OMX Nordic Clearing. See “Default Fund Contributions and Margin Deposits Received for Clearing Operations,” of “Off-Balance Sheet Arrangements,” above, as well as Note 14, “Clearing Operations” for further discussion.

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

(b) Internal controls over financial reporting. There have been no changes in NASDAQ OMX’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June  30, 2014 that have materially affected, or are reasonably likely to materially affect, NASDAQ OMX’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

As previously disclosed, we became a party to several legal and regulatory proceedings in 2012, 2013, and 2014 relating to the Facebook IPO that occurred on May 18, 2012. We believe that the legal actions filed against NASDAQ OMX are without merit and intend to defend them vigorously.

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

We also are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The plaintiff has named as defendants sixteen national exchanges; fourteen of the largest brokerage firms in the United States; and twelve financial-services firms whose primary business allegedly is engaging in high-frequency trading. On behalf of a putative class of securities traders, the plaintiff alleges that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the complaint asserts claims against us under Section 10(b) of the Act and Rule 10b-5, as well as under Section 6(b) of the Act. The district court has appointed lead counsel, who have until September 2, 2014 either to file an amended complaint or to proceed with the initial complaint. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

In addition, we are named as one of many exchange defendants in Lanier v. BATS Exchange Inc., et al., 14 Civ. 3745 (S.D.N.Y.), Lanier v. BATS Exchange Inc., et al., 14 Civ. 3865 (S.D.N.Y.), and Lanier v. Bats Exchange Inc., 14 Civ. 3866 (S.D.N.Y.), which were filed between May 23, 2014 and May 30, 2014 in the United States District Court for the Southern District of New York. The plaintiff is the same in each of these cases, and the three complaints contain substantially similar allegations. On behalf of a putative class of subscribers for market data provided by national exchanges, the plaintiff alleges that the exchanges provided data more quickly to certain market participants than to others, supposedly in breach of the exchanges’ plans for dissemination of market data and subscriber agreements executed under those plans.  The complaint asserts contractual theories under state law based on these alleged breaches. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

Except as disclosed above and in prior reports filed under the Act, we are not currently a party to any litigation or proceeding that we believe could have a material adverse effect on our business, consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC on February 24, 2014 and our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, as filed with the SEC on May 9, 2013. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

The shares repurchased under the share repurchase program are available for general corporate purposes. As of June 30, 2014, the remaining amount for share repurchases under the authorized program was $122 million.

Employee Transactions

In addition to our share repurchase program, during the fiscal quarter ended June 30, 2014, we also purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended June 30, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2014
Share repurchase program	274,220	$36.08	274,220	$205
Employee transactions	4,451	$36.24	N/A	N/A

May 2014
Share repurchase program	2,283,700	$36.50	2,283,700	$122
Employee transactions	32,313	$36.50	N/A	N/A

June 2014
Share repurchase program	-	$-	-	$122
Employee transactions	2,052	$37.87	N/A	N/A

Total Fiscal Quarter Ended June 30, 2014
Share repurchase program	2,557,920	$36.46	2,557,920	$122
Employee transactions	38,816	$36.54	N/A	N/A

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

The NASDAQ OMX Group, Inc.
(Registrant)

Date: August 6, 2014	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: August 6, 2014	By:	/s/ Lee Shavel
	Name:	Lee Shavel
	Title:	Chief Financial Officer and Executive Vice President, Corporate Strategy

Exhibit Index

Exhibit Number

4.1

Supplemental Indenture, dated as of May 29, 2014, among The NASDAQ OMX Group, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 30, 2014).

10.1	Employment Agreement between NASDAQ OMX and Adena Friedman, made and entered into on May 9, 2014 and effective as of June 16, 2014.*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 12 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.

**The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013; (ii) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) notes to condensed consolidated financial statements.