Form 10-Q
period 2014-09-30
NASDAQ OMX GROUP, INC.
filed 2014-11-05
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2014
Common Stock, $.01 par value per share	167,665,404 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2014

i

About This Form 10-Q

Throughout this Form 10-Q, unless otherwise specified:

•“Nasdaq,” “we,” “us” and “our” refer to The NASDAQ OMX Group, Inc.

•“The NASDAQ Stock Market” and “NASDAQ” refer to the registered national securities exchange operated by The NASDAQ Stock Market LLC.

•“Nasdaq Nordic” refers to collectively,  NASDAQ OMX Clearing AB, NASDAQ OMX Stockholm AB, NASDAQ OMX Copenhagen  A/S, NASDAQ OMX Helsinki Ltd, and NASDAQ OMX Iceland hf.

•“Nasdaq Baltic” refers to collectively, NASDAQ OMX Tallinn AS, NASDAQ OMX Riga, AS, and NASDAQ OMX Vilnius AB.

•“Nasdaq Nordic Clearing” refers to collectively, the clearing operations conducted through Nasdaq Nordic and Nasdaq Commodities.

* * * * * *

The following is a non-exclusive list of registered trademarks, registered service marks, or trademarks or service marks of Nasdaq or its subsidiaries, in the United States and/or other countries or jurisdictions:

ACES®, AGGREGATION, TRANSPARENCY, CONTROL®, AT-TRADE®, AUTO WORKUP®, AXE®, BX VENTURE MARKET®, CCBN®, CONDICO®, DATAXPRESS®, DIRECTORS DESK®, DIRECTORSDESK®, DREAM IT. DO IT. ®, DX®, E (design)®, E SPEED (design)®, E SPEED (stylized)®, ESPEED®, E-SPEED®, ESPEED (stylized) ®, ESPEED ELITE®, E-SPEED FILING®, EVI®, FINQLOUD®, FTEN®, FTEN 'globe' logo®¸ GLOBE NEWSWIRE®, GX®, INET®, INTRADAY INSIGHT®, ITCH®¸ KLEOS®, LIQUIDITYXPRESS®, MARKET INTELLIGENCE DESK®, N2EX®, NASDAQ®, NASDAQ - FINANCIAL®, NASDAQ - FINANCIAL INDEX®, NASDAQ BIOTECHNOLOGY INDEX®, NASDAQ CAPITAL MARKET®, NASDAQ COMPOSITE®, NASDAQ COMPOSITE INDEX®, NASDAQ COMPUTER INDEX®, NASDAQ FINANCIAL-100 INDEX®, NASDAQ GLOBAL MARKET®, NASDAQ GLOBAL SELECT MARKET®, NASDAQ INDUSTRIAL INDEX®, NASDAQ INTERACT®, NASDAQ INTERNET INDEX®, NASDAQ MARKET ANALYTIX®, NASDAQ MARKET CENTER®, NASDAQ MARKET FORCES®, NASDAQ MARKET VELOCITY®, NASDAQ MARKETSITE®, NASDAQ MAX®, NASDAQ MAX MARKET ANALYTIX®, NASDAQ NATIONAL MARKET®, NASDAQ OMX®, NASDAQ OMX ADVANTAGE®, NASDAQ OMX ALPHA INDEXES®, NASDAQ OMX BX®, NASDAQ OMX FUTURES EXCHANGE (& design) ®, NASDAQ OMX GREEN ECONOMY INDEX®, NASDAQ OMX GROUP®, NASDAQ OMX NORDIC®, NASDAQ Q-50 INDEX®, NASDAQ TELECOMMUNICATIONS INDEX®, NASDAQ TOTALVIEW®, NASDAQ TRANSPORTATION INDEX®, NASDAQ US ALL MARKET®, NASDAQ VOLATILITY GUARD®, NASDAQ WORKSTATION II®, NASDAQ-100®, NASDAQ-100 EUROPEAN TRACKER®, NASDAQ-100 INDEX®, NASDAQ-100 INDEX TRACKING STOCK®, NDX®, NFX WORLD CURRENCY FUTURES®, NFX XL®, OMXS30®, PHLX®, PORTAL ALLIANCE®, QQQ®, QTARGET®, QVIEW®, RE-THINK®, RISKXPOSURE®, RX®, SIDECAR®, SIGNALXPRESS®, SX®, THE NASDAQ STOCK MARKET®, THE STOCK MARKET FOR THE NEXT 100 YEARS®, TRADE REPORTING DATA STORAGE®, TRADEXAMINER®, TRDS®, TX®, ULTRAFEED®, VX PROXY®

To the extent a name, logo or design does not appear on the above list, such lack of appearance does not constitute a waiver of any intellectual property rights that Nasdaq has established in its product or service names or logos, or in product configurations or designs, all of which rights are expressly reserved.

FINRA® and TRADE REPORTING FACILITY® are registered trademarks of the Financial Industry Regulatory Authority, or FINRA.

All other trademarks and servicemarks used herein are the property of their respective owners.

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 that was filed with the U.S. Securities and Exchange Commission, or SEC, on August 6, 2014, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 that was filed with the SEC, on May 9, 2014 and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that was filed with the SEC on February 24, 2014.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 that was filed with the SEC on August 6, 2014, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 that was filed with the SEC on May 9, 2014 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 that was filed with the SEC on February 24, 2014. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$286	$398
Restricted cash	27	84
Financial investments, at fair value	169	189
Receivables, net	370	393
Deferred tax assets	30	12
Default funds and margin deposits	2,513	1,961
Other current assets	162	126
Total current assets	3,557	3,163
Property and equipment, net	288	268
Non-current deferred tax assets	585	404
Goodwill	5,802	6,186
Intangible assets, net	2,213	2,386
Other non-current assets	247	170
Total assets	$12,692	$12,577

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$182	$228
Sections 31 fees payable to SEC	26	82
Accrued personnel costs	110	154
Deferred revenue	191	151
Other current liabilities	135	141
Deferred tax liabilities	37	38
Default funds and margin deposits	2,513	1,961
Current portion of debt obligations	-	45
Total current liabilities	3,194	2,800
Debt obligations	2,345	2,589
Non-current deferred tax liabilities	677	708
Non-current deferred revenue	221	143
Other non-current liabilities	137	153
Total liabilities	6,574	6,393

Commitments and contingencies
Equity
Nasdaq stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 217,212,427 at September 30, 2014 and 214,419,155 at December 31, 2013; shares outstanding: 168,481,184 at September 30, 2014 and 169,357,084 at December 31, 2013	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: none at September 30, 2014 and 1,600,000 at December 31, 2013; shares outstanding: none at September 30, 2014 and December 31, 2013	-	-
Additional paid-in capital	4,354	4,278
Common stock in treasury, at cost: 48,731,243 shares at September 30, 2014 and 45,062,071 shares at December 31, 2013	(1,145)	(1,005)
Accumulated other comprehensive loss	(325)	(67)
Retained earnings	3,231	2,976
Total Nasdaq stockholders' equity	6,117	6,184
Noncontrolling interests	1	-
Total equity	6,118	6,184
Total liabilities and equity	$12,692	$12,577

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Market Services	$515	$499	$1,640	$1,559
Listing Services	59	57	177	170
Information Services	114	117	360	329
Technology Solutions	130	132	403	304
Total revenues	818	805	2,580	2,362

Cost of revenues:
Transaction rebates	(236)	(231)	(771)	(749)
Brokerage, clearance and exchange fees	(85)	(68)	(260)	(238)
Total cost of revenues	(321)	(299)	(1,031)	(987)
Revenues less transaction rebates, brokerage, clearance and exchange fees	497	506	1,549	1,375

Operating expenses:
Compensation and benefits	136	150	439	394
Marketing and advertising	5	7	23	22
Depreciation and amortization	34	33	104	88
Professional and contract services	37	41	118	104
Computer operations and data communications	22	22	67	58
Occupancy	26	26	75	71
Regulatory	7	8	21	23
Merger and strategic initiatives	5	-	46	33
General, administrative and other	18	17	75	61
Restructuring charges	-	-	-	9
Voluntary accommodation program	-	-	-	62
Total operating expenses	290	304	968	925
Operating income	207	202	581	450
Interest income	1	2	4	7
Interest expense	(29)	(32)	(88)	(81)
Asset impairment charges	-	-	-	(10)
Loss from unconsolidated investees, net	-	(1)	-	(1)
Income before income taxes	179	171	497	365
Income tax provision	56	58	170	122
Net income	123	113	327	243
Net loss attributable to noncontrolling interests	-	-	1	1
Net income attributable to Nasdaq	$123	$113	$328	$244

Per share information:
Basic earnings per share	$0.73	$0.68	$1.94	$1.46
Diluted earnings per share	$0.71	$0.66	$1.89	$1.43
Cash dividends declared per common share	$0.15	$0.13	$0.43	$0.39

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$123	$113	$327	$243
Other comprehensive income (loss):
Net unrealized holding gains on available-for-sale investment securities:	-	7	-	21

Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	(287)	147	(424)	(5)
Income tax benefit (expense)	104	(65)	166	118
Total	(183)	82	(258)	113
Total other comprehensive income (loss), net of tax	(183)	89	(258)	134
Comprehensive income (loss)	(60)	202	69	377
Comprehensive loss attributable to noncontrolling interests	-	-	1	1
Comprehensive income (loss) attributable to Nasdaq	$(60)	$202	$70	$378

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$327	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104	88
Share-based compensation	45	32
Excess tax benefits related to share-based compensation	(5)	(11)
Deferred income taxes	(19)	(15)
Non-cash merger and strategic initiatives	20	-
Asset impairment charges	-	10
Other reconciling items included in net income	18	11
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	7	(36)
Other assets	(20)	3
Accounts payable and accrued expenses	(44)	78
Section 31 fees payable to SEC	(56)	(78)
Accrued personnel costs	(40)	-
Deferred revenue	67	13
Other liabilities	3	(1)
Net cash provided by operating activities	407	337
Cash flows from investing activities:
Purchases of trading securities	(239)	(300)
Proceeds from sales and redemptions of trading securities	246	356
Purchases of available-for-sale investment securities	(17)	-
Proceeds from sales of available-for-sale investment securities	17	-
Purchase of equity and cost method investments	-	(39)
Acquisitions of businesses	-	(1,121)
Purchases of property and equipment	(93)	(80)
Other investment activities	(10)	-
Net cash used in investing activities	(96)	(1,184)
Cash flows from financing activities:
Payments of debt obligations	(847)	(191)
Proceeds from debt obligations	612	895
Cash paid for repurchase of common stock	(121)	(10)
Cash dividends	(73)	(65)
Proceeds received from employee stock activity	30	21
Payments related to employee shares withheld for taxes	(23)	(4)
Excess tax benefits related to share-based compensation	5	11
Other financing activities	2	(1)
Net cash provided by (used in) financing activities	(415)	656
Effect of exchange rate changes on cash and cash equivalents	(8)	(6)
Net decrease in cash and cash equivalents	(112)	(197)
Cash and cash equivalents at beginning of period	398	497
Cash and cash equivalents at end of period	$286	$300
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$103	$77
Income taxes, net of refund	$147	$105
Non-cash investing activities:
Cost method investment	$75	$-
Acquisition of eSpeed contingent future issuance of Nasdaq common stock	$-	$484

                                               See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements

1. Organization and Nature of Operations

We are a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, access services, market data products, financial indexes, capital formation solutions, corporate solutions and market technology products and services. Our technology powers markets across the globe, supporting derivatives trading,  clearing and settlement, cash equity trading, fixed income trading and many other functions.

We manage, operate and provide our products and services in four business segments: Market Services, Listing Services, Information Services and Technology Solutions.

Market Services

Our Market Services segment includes our derivative trading and clearing, cash equity trading, fixed income trading, and access and broker services businesses. We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETFs. In addition, in some countries where we operate exchanges, we also provide broker services, clearing, settlement and central depository services. Our transaction-based platforms provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee based revenues.

In the U.S., we operate three cash equities exchanges, as well as three options exchanges. The NASDAQ Stock Market, the largest of our cash equities exchanges, is the largest single cash equities securities market in the U.S. in terms of the number of listed companies and in the world in terms of share value traded. We also operate a leading electronic platform for trading of U.S. Treasuries.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland, as well as the clearing operations of NASDAQ OMX Clearing AB, as Nasdaq Nordic. We also operate exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as Nasdaq Baltic. Collectively, Nasdaq Nordic and Nasdaq Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through Nasdaq First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. We also operate Nasdaq Armenia.

In addition, Nasdaq Commodities operates a power derivatives exchange regulated in Norway and a European carbon exchange. In the U.K., we operate Nasdaq NLX, a London-based market for trading of listed short-term and long-term European (Euro and Sterling denominated) interest rate derivative products.

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges. In March 2014, we launched NASDAQ Private Market, or NPM, a marketplace for private growth companies.

As of September 30, 2014, The NASDAQ Stock Market was home to 2,746 listed companies with a combined market capitalization of approximately $7.6 trillion, and in Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 778 listed companies with a combined market capitalization of approximately $1.3 trillion.

Information Services

Our Information Services segment includes our Market Data Products and our Index Licensing and Services businesses.

Our Market Data Products business sells and distributes historical and real-time quote and trade information to market participants and data distributors. Our market data products enhance transparency of the market activity within the exchanges that we operate and provide critical information to financial professional and individual investors globally.

Our Index Licensing and Services business develops and licenses Nasdaq branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. We currently calculate and distribute over 41,000 indexes. We had $96  billion of assets under management in exchange traded products tracking Nasdaq indexes as of September 30, 2014.

Technology Solutions

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses.

Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges. We help organizations manage the two-way flow of information with their key constituents, including their board members and public investors in their stock, and with clients and the public through our suite of advanced technology, analytics, and consultative services. In May 2013, we acquired from Thomson Reuters their Investor Relations, Public Relations and Multimedia Solutions businesses, or the TR Corporate businesses, which were integrated into our Corporate Solutions business. With the acquisition of the TR Corporate businesses, our Corporate Solutions business primarily offers products to serve the following key areas: investor relations, public relations, multimedia solutions, and governance. We currently have approximately 10,000 Corporate Solutions clients.

Our Market Technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers and corporate businesses. Our Market Technology business is the sales channel for our complete global offering to other marketplaces.

Market Technology provides technology solutions for trading,  clearing, settlement, surveillance and information dissemination to markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to emerging markets in the Middle East, Latin America, and Africa. Our marketplace solutions can handle a wide array of assets including cash equities, equity derivatives, currencies, various interest-bearing securities, commodities, energy products and derivatives, and are currently powering more than 70 marketplaces in 50 countries. Market Technology also provides market surveillance services to broker-dealer firms worldwide, as well as enterprise governance, risk management and compliance software solutions.

2. Basis of Presentation and Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The condensed consolidated financial statements include the accounts of Nasdaq, its wholly-owned subsidiaries and other entities in which Nasdaq has a controlling financial interest. The accompanying unaudited condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

As permitted under U.S. GAAP, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Nasdaq’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

As shown in the Condensed Consolidated Statements of Comprehensive Income, the income tax benefit in the first nine months of 2013 was impacted due to an assertion made by Nasdaq to permanently reinvest the earnings of certain foreign subsidiaries. As a result of this assertion, adjustments were made to our deferred tax balances relating to cumulative translation adjustments pertaining to these subsidiaries.

Nasdaq’s income tax provision was $56 million in the third quarter of 2014 compared with $58 million in the third quarter of 2013 and $170 million in the first nine months of 2014 compared with $122 million in the first nine months of 2013. The overall effective tax rate was 31% in the third quarter of 2014, 34% in the third quarter of 2013 and first nine months of 2014 and 33% in the first nine months of 2013. The lower effective tax rate in the third quarter of 2014 when compared with the same period in 2013 is primarily due to adjustments related to prior year tax return liabilities which resulted in a decrease to the tax provision. In addition, in the third quarter of 2013 we recorded an increase in net deferred tax liabilities resulting from changes in tax rates in various jurisdictions. The higher effective tax rate for the first nine months of 2014 when compared with the same period in 2013 is primarily due to a gain recorded in 2013 associated with the remeasurement of a contingent purchase price liability related to the BWise acquisition which was exempt from taxation. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including our history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2007 through 2012 are currently under audit by the Internal Revenue Service and we are subject to examination for 2013. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2012 and we are subject to examination for 2013. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2006 through 2013. We anticipate that the amount of unrecognized tax benefits at September 30, 2014 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by Nasdaq in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position for the years 2009 through 2011, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. In June 2014, the Finnish Administrative Court also disagreed with the company’s tax return filing position. We have appealed this ruling to the Finnish Supreme Administrative Court and expect to receive a favorable decision. Through September 30, 2014, we have recorded tax benefits of $22 million associated with this filing position. Of this amount, we have paid $14 million to the Finnish tax authorities. We have also paid $11 million in interest and penalties. In 2014, we will pay $8 million, which represents the unpaid amounts for benefits taken in 2013 and the first nine months of 2014. We expect the Finnish Supreme Administrative Court to agree with our position, which would result in an expected refund to Nasdaq of $33 million.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Because this legislation is unclear with regard to our ability to continue to claim such interest deductions, Nasdaq filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. In June 2014, we received an unfavorable ruling from the Swedish Tax Council for Advance Tax Rulings. We have appealed this ruling to the Swedish Supreme Administrative Court and expect to receive a favorable decision. Since January 1, 2013, we have recorded tax benefits of $28 million, or $0.16 per diluted share, related to this matter. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

 In December 2012, the Swedish Tax Agency approved our 2010 amended value added tax, or VAT, tax return and we received a cash refund for the amount claimed. In 2013, we filed VAT tax returns for 2011 and 2012 and utilized the same approach which was approved for the 2010 filing. However, even though the VAT return position was previously reviewed and approved by the Swedish Tax Agency, we were informed by the Swedish Tax Agency that our VAT refund claims for 2011 and 2012 are not valid. However, they will not seek reimbursement of the 2010 refund. We have appealed the finding by the Swedish Tax Agency to the Administrative Court. For the period January 1, 2011 through September 30, 2014, we have recorded benefits of $16 million associated with this position.

Recently Announced Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition guidance in Accounting Standards Codification, or ASC, 605, “Revenue Recognition.” The new revenue recognition standard sets forth a five-step revenue recognition model to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The standard also requires more detailed disclosures. The standard provides alternative methods of initial adoption and is effective for us on January 1, 2017. Early adoption is not permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

The following table presents a summary of restructuring charges in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2013:

Nine Months Ended September 30,
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

2013 Acquisitions

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Purchased Intangible Assets	Goodwill

	(in millions)
eSpeed	$1,239	$5	$715	$519
TR Corporate businesses	366	(37)	91	312

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

The purchase price consisted of $755 million in cash and contingent future annual issuances of 992,247 shares of Nasdaq common stock, which approximated certain tax benefits associated with the transaction of $484 million. Such contingent future issuances of Nasdaq common stock will be paid ratably through 2027 if Nasdaq’s total gross revenues equal or exceed $25 million in each such year.  The contingent future issuances of Nasdaq common stock are subject to anti-dilution protections and acceleration upon certain events.

We finalized the allocation of the purchase price for eSpeed in the second quarter of 2014. There were no adjustments to the provisional values for this acquisition during 2014.

Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters

On  May 31, 2013, we acquired the TR Corporate businesses, which provide insight, analytics and communications solutions, for $390 million  ($366 million cash paid plus $24 million in working capital adjustments).  We acquired net liabilities, at fair value, totaling $37 million and purchased intangible assets of $91 million, which consisted of $89 million in customer relationships and $2 million in technology. The TR Corporate businesses are part of our Corporate Solutions business within our Technology Solutions segment.

We finalized the allocation of the purchase price for the TR Corporate businesses in the second quarter of 2014. There were no adjustments to the provisional values for this acquisition during 2014.

In the first quarter of 2014, we performed a review of our legacy Corporate Solutions’ technology platforms in an effort to leverage our scale and expertise as well as improve the efficiencies that we deliver to our customers and reduce our costs. This review resulted in the consolidation and retirement of several technology platforms, resulting in a charge of $18 million in the first quarter of 2014. In addition, other merger costs of $28 million relating to our acquisition of the TR Corporate businesses were recorded in the first nine months of 2014. These charges are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

Formation of The NASDAQ Private Market Joint Venture

In March 2013, we formed a joint venture with SharesPost, Inc. creating NPM, a marketplace for private growth companies. We own a majority interest in NPM, combining  Nasdaq’s resources, market and operating expertise with SharesPost’s web-based platform. NPM launched in March 2014 and is part of our U.S. Listing Services business within our Listing Services segment.

We finalized the allocation of the purchase price for NPM in the first quarter of 2014. There were no adjustments to the provisional values for this acquisition during the first quarter of 2014.

EMCF and EuroCCP Merger

In December 2013, European Multilateral Clearing Facility N.V., or EMCF, merged with EuroCCP, creating EuroCCP N.V., a new combined clearinghouse. In connection with the merger, Nasdaq purchased an additional ownership interest in EuroCCP N.V. for an immaterial amount. Nasdaq previously had a 22% equity interest in EMCF and, upon completion of the merger, currently has a 25% equity interest in EuroCCP N.V. We account for our investment in EuroCCP N.V. under the equity method of accounting and this investment is part of our Market Services segment. See “Equity Method Investments,” of Note 6, “Investments,” for further discussion of our equity method investments.

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

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the nine months ended September  30, 2014:

	Market Services	Listing Services	Information Services	Technology Solutions	Total

	(in millions)
Balance at December 31, 2013	$3,433	$136	$2,019	$598	$6,186
Goodwill acquired	-	-	-	-	-
Foreign currency translation adjustment	(211)	(7)	(124)	(42)	(384)
Balance at September 30, 2014	$3,222	$129	$1,895	$556	$5,802

As of September  30, 2014, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $869 million, of which $517 million is related to our acquisition of eSpeed and $284 million is related to our acquisition of the TR Corporate businesses.

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We perform an annual goodwill impairment test during the fourth quarter of our fiscal year using carrying amounts as of October 1. Should certain events or indicators of impairment occur between annual impairment tests, we will perform the impairment test as those events or indicators occur. We assess goodwill impairment at the reporting unit level. There was no impairment of goodwill for the nine months ended September  30, 2014 and 2013, however, events such as economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	September 30, 2014				December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)

	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$37	$(15)	$22	5	$39	$(12)	$27	5
Customer relationships	1,047	(314)	733	20	1,075	(292)	783	19
Other	5	(3)	2	9	5	(3)	2	8
Foreign currency translation adjustment	(51)	14	(37)		3	-	3
Total finite-lived intangible assets	$1,038	$(318)	$720		$1,122	$(307)	$815

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$-	$790		$790	$-	$790
Trade names	756	-	756		756	-	756
Licenses	51	-	51		51	-	51
Foreign currency translation adjustment	(104)	-	(104)		(26)	-	(26)

Total indefinite-lived intangible assets	$1,493	$-	$1,493	$1,571	$-	$1,571
Total intangible assets	$2,531	$(318)	$2,213	$2,693	$(307)	$2,386

Amortization expense for purchased finite-lived intangible assets was $17 million for the three months ended September  30, 2014,  $18 million for the three months ended September  30, 2013,  $53 million for the nine months ended September 30, 2014, and $44 million for the nine months ended September 30, 2013.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustment) of purchased finite-lived intangible assets as of September  30, 2014 is as follows:

(in millions)
2014(1)	$17
2015	68
2016	67
2017	65
2018	61
2019 and thereafter	479
Total	$757

(1)   Represents the estimated amortization to be recognized for the remaining three months of 2014.

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

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $169 million as of September  30, 2014 and $189 million as of December 31, 2013. These securities are primarily comprised of Swedish government debt securities, of which $156 million as of September  30, 2014 and $167  million as of December 31, 2013, are assets utilized to meet regulatory capital requirements primarily for our clearing operations at Nasdaq Nordic Clearing.

Equity Method Investments

The carrying amounts of our equity method investments totaled  $26 million as of September  30, 2014  and $30 million as of December 31, 2013 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of September 30, 2014 and December 31, 2013, our equity method investments consisted primarily of our equity interests in EuroCCP N.V. and TOM. See “EMCF and EuroCCP Merger,” and “Acquisition of Dutch Cash Equities and Equity Derivatives Trading Venue,” of Note 4, “Acquisitions,” for further discussion.

Income recognized from our equity interest in the earnings and losses of these equity method investments was immaterial for both the three and nine months ended September 30, 2014 and a net loss of $1 million for both the three and nine months ended September 30, 2013.

Cost Method Investments

The carrying amounts of our cost method investments totaled $140 million as of September 30, 2014 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of September 30, 2014, our cost method investments represent our 5% ownership interest in Borsa Istanbul and our 5% ownership interest in LCH Clearnet Group Limited, or LCH. As of December 31, 2013, our cost method investment totaled $65 million and consisted of our 5% ownership interest in LCH. We account for these investments as cost method investments as we do not control and do not exercise significant influence over Borsa Istanbul or LCH and there is no readily determinable fair value of these shares since they are not publicly traded.

The Borsa Istanbul shares, which were issued to us in the first quarter of 2014, are part of the consideration to be received under a market technology agreement. This investment has a cost basis of $75 million which is guaranteed to us via a put option negotiated as part of the market technology agreement.

7. Deferred Revenue

Deferred revenue represents consideration received that is yet to be recognized as revenue. At September 30, 2014, we estimate that our deferred revenue, which is primarily Listing Services and Technology Solutions revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Fiscal year ended:
2014(1)	$4	$9	$54	$46	$113
2015	14	32	2	48	96
2016	11	23	1	29	64
2017	9	14	-	35	58
2018	7	3	-	37	47
2019 and thereafter	6	-	-	28	34
	$51	$81	$57	$223	$412

(1)   Represents deferred revenue that is anticipated to be recognized over the remaining three months of 2014.

(2)   The timing of recognition of our deferred Technology Solutions revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing Market Technology contracts and the timing of Corporate Solutions subscription-based contracts. As such, as it relates to Market Technology revenues, the timing represents our best estimate.

The changes in our deferred revenue during the nine months ended September  30, 2014 and 2013 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Balance at January 1, 2014	$41	$75	$20	$158	$294
Additions(1)	20	36	214	463	733
Amortization(1)	(10)	(30)	(175)	(381)	(596)
Translation adjustment	-	-	(2)	(17)	(19)
Balance at September 30, 2014	$51	$81	$57	$223	$412

Balance at January 1, 2013	$36	$78	$32	$149	$295
Additions(1)	12	28	215	156	411
Amortization(1)	(10)	(30)	(177)	(155)	(372)
Translation adjustment	-	-	(6)	11	5
Balance at September 30, 2013	$38	$76	$64	$161	$339

(1) The additions and amortization for initial listing revenues, listing of additional shares revenues and annual renewal and other revenues primarily reflect revenues from our U.S. Listing Services business. The additions to Technology Solutions revenues during the nine months ended September 30, 2014 include $75 million related to the Borsa Istanbul market technology agreement.  See “Cost Method Investments,” of Note 6, “Investments,” for further discussion.

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

8. Debt Obligations

The following table presents the changes in the carrying amount of our debt obligations during the nine months ended September 30, 2014:

	December 31, 2013	Additions	Payments, Accretion and Other	September 30, 2014

	(in millions)
4.00% senior unsecured notes repaid June 18, 2014(1)	$400	$-	$(400)	$-
5.55% senior unsecured notes due January 15, 2020 (net of discount)(1)	598	-	1	599
5.25% senior unsecured notes due January 16, 2018 (net of discount)(1)	368	-	-	368
3.875% senior unsecured notes due June 7, 2021 (net of discount)(1)	824	-	(67)	757
4.25% senior unsecured notes due June 1, 2024 (net of discount)(1)	-	498	-	498
$1.2 billion senior unsecured five-year credit facility(2):
$450 million senior unsecured term loan facility credit agreement due September 19, 2016 (average interest rate of 1.53% for the period January 1, 2014 through September 30, 2014)	349	-	(226)	123
$750 million revolving credit commitment due September 19, 2016 (average interest rate of 1.33% for the period January 1, 2014 through September 30, 2014)	95	118	(213)	-
Total debt obligations	2,634	616	(905)	2,345
Less current portion	(45)	-	45	-
Total long-term debt obligations	$2,589	$616	$(860)	$2,345

(1) See “Senior Unsecured Notes” below for further discussion.

(2) See “2011 Credit Facility” below for further discussion.

Senior Unsecured Notes

4.00% and 5.55% Senior Unsecured Notes

In January 2010, Nasdaq issued $1 billion of senior unsecured notes, or the Notes. The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. We repaid the outstanding balance on the 2015 Notes in June 2014. See “Early Extinguishment of 2015 Notes” below for further discussion.

Early Extinguishment of 2015 Notes

In May 2014, Nasdaq issued $500 million of 4.25% senior unsecured notes due June 1, 2024, or the 2024 Notes. In June 2014, we used the majority of the net proceeds from the 2024 Notes, along with cash on hand, to repay in full and terminate our 2015 Notes and repay a portion of the term loan under our senior credit facility. See “4.25% Senior Unsecured Notes” and “2011 Credit Facility” below for further discussion. In connection with the early extinguishment of the 2015 Notes, we recorded a pre-tax charge of $9 million which is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2014.

2020 Notes

As of September 30, 2014, the balance of $599 million for the 2020 Notes reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2020 Notes.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the issuance of the 2020 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of this debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and nine months ended September 30, 2014 and 2013.

5.25% Senior Unsecured Notes

In December 2010, Nasdaq issued $370 million of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes. The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of September 30, 2014, the balance of $368 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

The 2018 Notes pay interest semiannually at a rate of 5.25% per annum until January 16, 2018 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 7.25%. The 2018 Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. They are not guaranteed by any of our subsidiaries. The 2018 Notes were issued under indentures that among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. In addition, upon a change of control triggering event (as defined in the indenture), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.

Debt Issuance Costs

We incurred debt issuance and other costs of $3 million in connection with the issuance of the 2018 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of this debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and nine months ended September 30, 2014 and 2013.

3.875% Senior Unsecured Notes

In June 2013, Nasdaq issued €600 million aggregate principal amount of 3.875% senior unsecured notes due June 2021, or the 2021 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of September 30, 2014, the balance of $757 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2021 Notes.

The 2021 Notes pay interest annually at a rate of 3.875% per annum until June 7, 2021 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 5.875%. The 2021 Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. They are not guaranteed by any of our subsidiaries. The 2021 Notes were issued under indentures that among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. In addition, upon a change of control triggering event (as defined in the indenture), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.

The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of  $67 million for the nine months ended September 30, 2014 reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss.

We used the majority of the net proceeds from the offering of the 2021 Notes to fund the cash consideration payable by us for the acquisition of eSpeed and related expenses. We used the remaining proceeds for general corporate purposes. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions,” for further discussion of our acquisition of eSpeed.

Debt Issuance Costs

We incurred debt issuance and other costs of $7 million in connection with the issuance of the 2021 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of this debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and nine months ended September 30, 2014 and 2013.

4.25% Senior Unsecured Notes

As discussed above in “Early Extinguishment of 2015 Notes,” in May 2014, Nasdaq issued the 2024 Notes. The 2024 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of September 30, 2014, the balance of $498 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2024 Notes.

The 2024 Notes pay interest semiannually at a rate of 4.25% per annum until June 1, 2024 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 6.25%. The 2024 Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. They are not guaranteed by any of our subsidiaries. The 2024 Notes were issued under indentures that among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. In addition, upon a change of control triggering event (as defined in the indenture), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.

We used the majority of the net proceeds from the offering of the 2024 Notes, along with cash on hand, to repay in full and terminate our 2015 Notes and repay a portion of the term loan under our senior credit facility. See “Early Extinguishment of 2015 Notes” above and “2011 Credit Facility” below for further discussion.

Debt Issuance Costs

We incurred debt issuance and other costs of $4 million in connection with the issuance of the 2024 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of this debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and nine months ended September 30, 2014.

Credit Facilities

2011 Credit Facility

In September 2011, Nasdaq entered into a $1.2 billion senior unsecured five-year credit facility which matures on September 19, 2016, or the 2011 Credit Facility. The 2011 Credit Facility consists of a $450 million funded term loan, or the 2016 Term Loan, and a $750 million revolving credit commitment (including a swingline facility and letter of credit facility). Nasdaq applied the $450 million in proceeds from the 2016 Term Loan to repay in full the remaining $450 million principal amount outstanding on our former credit facility. Under the 2011 Credit Facility, we are required to pay quarterly principal payments equal to 2.50% of the original aggregate principal amount borrowed under the 2016 Term Loan. In the first nine months of 2014, we made payments of $226 million consisting of a required quarterly principal payment of $22 million and an optional prepayment of $204 million on our 2016 Term Loan, reflecting all mandatory principal payments required until maturity in September 2016. We utilized cash on hand and borrowings from our 2024 Notes to pay the required payment and optional prepayment. See “4.25% Senior Unsecured Notes” above for further discussion.

In the first nine months of 2014, we borrowed $118 million under the revolving credit commitment and utilized the proceeds for general corporate purposes. During the first nine months of 2014, we repaid the total amount drawn on the revolving credit commitment of $213  million. As of September 30, 2014, availability under the revolving credit commitment was $750 million.

The loans under the 2011 Credit Facility have a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the Federal Funds Rate, plus an applicable margin that varies with Nasdaq’s debt rating.

The 2011 Credit Facility contains financial and operating covenants. Financial covenants include an interest expense coverage ratio and a maximum leverage ratio. Operating covenants include limitations on Nasdaq’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions and pay dividends. Our credit facilities allow us to pay cash dividends on our common stock as long as certain leverage ratios are maintained. The 2011 Credit Facility also contains customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, maintenance of business and insurance, and events of default, including cross-defaults to our material indebtedness.

Nasdaq is permitted to repay borrowings under the 2011 Credit Facility at any time in whole or in part, without penalty. We are also required to repay loans outstanding under the 2011 Credit Facility with net cash proceeds from sales of property and assets of Nasdaq and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to specified exceptions and thresholds.

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the entry into the 2011 Credit Facility. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the 2011 Credit Facility. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three and nine months ended September 30, 2014 and 2013.

Other Credit Facilities

In addition to the revolving credit commitment under our 2011 Credit Facility discussed above, we have credit facilities related to our Nordic clearing operations in order to provide further liquidity and default protection. At September 30, 2014, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $253 million ($211 million in available liquidity and $42 million for default protection), none of which was utilized. At December 31, 2013, these facilities totaled $312 million ($219 million in available liquidity and $93 million for default protection), of which $11 million was utilized.

Debt Covenants

At September 30, 2014, we were in compliance with the covenants of all of our debt obligations.

9. Employee Benefits

U.S. Defined-Benefit Pension and Supplemental Executive Retirement Plans

We maintain non-contributory, defined-benefit pension plans, non-qualified supplemental executive retirement plans, or SERPs, for certain senior executives and post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the Nasdaq Benefit Plans.

Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs.

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs for the Nasdaq Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in millions)
Components of net periodic benefit cost
Interest cost	$1	$1	$4	$4
Expected return on plan assets	(1)	(1)	(4)	(4)
Recognized net actuarial loss	-	1	1	3
Curtailment loss	-	-	-	1
Net periodic benefit cost	$-	$1	$1	$4

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $5 million for both the three months ended September 30, 2014 and 2013, $15 million for the nine months ended September 30, 2014 and $14 million for the nine months ended September 30, 2013.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions in 2014 and the first 4.0% of eligible employee contributions in 2013. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $2 million for both the three months ended September 30, 2014 and 2013,  $7 million for the nine months ended September 30, 2014, and $4 million for the nine months ended September 30, 2013.

We have a profit-sharing contribution feature to our 401(k) Plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income was $1 million for the three months ended September 30, 2014, $3 million for the three months ended September 30, 2013, $2 million for the nine months ended September 30, 2014, and $4 million for the nine months ended September 30, 2013.

In December 2013, we announced changes to the ERC program. In 2014, we reduced the basic ERC contribution for all plan participants and, effective January 1, 2015, the ERC plan will be discontinued and no future contributions will be made.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 2.9 million shares of our common stock have been reserved for future issuance as of September 30, 2014.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $1 million for both the three months ended September 30, 2014 and 2013, $3 million for the nine months ended September 30, 2014 and $2 million for the nine months ended September 30, 2013.

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

Restricted stock is generally time-based and vests over three- to five-year periods beginning on the date of the grant. Stock options are also generally time-based and expire ten years from the grant date. Stock option and restricted stock awards granted prior to 2014 generally included performance-based accelerated vesting features based on achievement of specific levels of corporate performance. If Nasdaq exceeded the applicable performance parameters, the grants vest on the third anniversary of the grant date, if Nasdaq meets the applicable performance parameters, the grants vest on the fourth anniversary of the grant date, and if Nasdaq does not meet the applicable performance parameters, the grants vest on the fifth anniversary of the grant date. Beginning in 2014, restricted stock awards granted vest 25% on the second anniversary of the grant date, 25% on the third anniversary of the grant date, and 50% on the fourth anniversary of the grant date.

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

We also have a performance-based long-term incentive program for our chief executive officer, presidents, executive vice presidents and senior vice presidents that focuses on total shareholder return, or TSR. This program represents 100% of our chief executive officer’s, presidents’ and executive vice presidents’ long-term stock-based compensation and 50% of our senior vice presidents’ long-term stock-based compensation. Under the program, each individual receives PSUs with a three-year cumulative performance period that vest at the end of the performance period. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the Standard & Poor’s 500 Index, or S&P 500. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0% and 200% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the TSR program using the Monte Carlo simulation model, as these awards contain a market condition. The following weighted-average assumptions were used to determine the weighted-average fair value of the PSU awards granted under the TSR program for the nine months ended September 30, 2014:

Nine Months Ended September 30,
2014

Weighted-average risk free interest rate	0.78%
Expected volatility(1)	28.4%
Weighted-average fair value at grant date	$42.80

(1)   We use historic volatility for PSU awards issued under the TSR program, as implied volatility cannot be used when simulating multivariate prices for companies in the S&P 500.

Summary of 2014 Equity Awards

In March 2014, we granted restricted stock to most active employees. During the first nine months of 2014, certain officers received grants of 818,307 PSUs. Of these PSUs granted, 553,846 units are subject to the performance measures and vesting schedules of the TSR program as discussed above, and the remaining 264,461 units are subject to a one-year performance period and generally vest ratably on an annual basis from December 31, 2015 through December 31, 2017. See “Summary of Restricted Stock and PSU Activity” below for further discussion.

During 2013, certain grants of PSUs with a one-year performance period exceeded the applicable performance parameters. As a result, an additional 64,330 units were considered granted in the first quarter of 2014.

Common Shares Available Under Our Equity Plan

As of September 30, 2014, we had approximately 7.3 million shares of common stock authorized for future issuance pursuant to Nasdaq’s Equity Incentive Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2014 and 2013 in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in millions)
Share-based compensation expense before income taxes	$15	$14	$45	$32
Income tax benefit	(6)	(6)	(19)	(13)
Share-based compensation expense after income taxes	$9	$8	$26	$19

We estimated the fair value of stock option awards using the Black-Scholes valuation model. No stock option awards were granted during the three and nine months ended September 30, 2014 or 2013.

Summary of Stock Option Activity

A summary of stock option activity for the nine months ended September  30, 2014 is as follows:

	Number of Stock Options(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

			(in years)	(in millions)
Outstanding at January 1, 2014	4,926,522	$25.21	4.97	$73
Exercised	(1,222,139)	19.92
Forfeited or expired	(31,464)	24.24
Outstanding at September 30, 2014	3,672,919	$26.98	4.13	$57
Exercisable at September 30, 2014	3,662,897	$27.00	4.12	$57

(1)   No stock option awards were granted during the three and nine months ended September 30, 2014.

We received net cash proceeds of $11 million from the exercise of 527,225 stock options for the three months ended September 30, 2014 and received net cash proceeds of $24 million from the exercise of 1,222,139 stock options for the nine months ended September 30, 2014. We received net cash proceeds of $2 million from the exercise of 171,458 stock options for the three months ended September 30, 2013 and received net cash proceeds of $18 million from the exercise of 1,730,647 stock options for the nine months ended September 30, 2013. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on September 30, 2014 of $42.42 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $42.42 as of  September 30, 2014, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of September 30, 2014 was 3.6 million.

As of September 30, 2013,  3.8 million outstanding stock options were exercisable and the weighted-average exercise price was $25.06.

Total fair value of stock options vested was immaterial for both the three months ended September 30, 2014 and 2013, $11 million for the nine months ended September 30, 2014 and immaterial for the nine months ended September 30, 2013. The total pre-tax intrinsic value of stock options exercised was $11 million for the three months ended September 30, 2014, $3 million for the three months ended September 30, 2013, $24 million for the nine months ended September 30, 2014 and $36 million for the nine months ended September 30, 2013.

At September 30, 2014,  total unrecognized compensation cost related to stock options was immaterial.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the nine months ended September 30, 2014:

	Restricted Stock			PSUs
	Number of Awards		Weighted-Average Grant Date Fair Value	Number of Awards		Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2014	3,826,470		$25.96	1,915,601		$30.03
Granted	1,194,225	(1)	36.86	882,637	(2)	40.34
Vested	(1,513,633)		23.28	(56,659)		25.28
Forfeited	(236,798)		29.56	(131,536)		28.53

Unvested balances at September 30, 2014	3,270,264	$30.94	2,610,043	$33.70

(1)   Primarily reflects our company-wide equity grant issued in March 2014, as discussed above.

(2) PSUs granted in 2014 reflect awards issued to certain officers, as described above.

At September 30, 2014,  $101 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.7 years.

11. Nasdaq Stockholders’ Equity

Common Stock

At September 30, 2014,  300,000,000 shares of our common stock were authorized,  217,212,427 shares were issued and 168,481,184 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock. This limitation does not apply to persons exempted from this limitation by our board of directors prior to the time such person owns more than 5.0% of the then-outstanding shares of Nasdaq common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 48,731,243 shares of common stock in treasury as of September 30, 2014 and 45,062,071 shares as of December 31, 2013.

Share Repurchase Program

In the third quarter of 2012, our board of directors authorized the repurchase of up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases are funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time. During the first nine months of 2014, we repurchased 3,220,529 shares of our common stock at an average price of $37.47, for an aggregate purchase price of $121 million. During the first nine months of 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of September 30, 2014, the remaining amount authorized for share repurchases under the program authorized in the third quarter of 2012 was $95 million.

In October 2014, our board of directors authorized the repurchase of up to an additional $500 million of our outstanding common stock.

Other Repurchases of Common Stock

During the nine months ended September  30, 2014, we repurchased 606,956, shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At September 30, 2014, there were no preferred shares issued or outstanding. At December 31, 2013,  1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

Cash Dividends on Common Stock

During the nine months ended September 30, 2014, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)
January 30, 2014	$0.13	March 14, 2014	$22	March 28, 2014
March 27, 2014	$0.15	June 13, 2014	$25	June 27, 2014
July 24, 2014	$0.15	September 12, 2014	$26	September 26, 2014

(1)   These amounts were recorded in retained earnings in the Condensed Consolidated Balance Sheets at September 30, 2014.

In October 2014, the board of directors declared a regular quarterly cash dividend of $0.15 per share on our outstanding common stock. The dividend is payable on December 26, 2014 to shareholders of record at the close of business on December 12, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$123	$113	$328	$244
Denominator:
Weighted-average common shares outstanding for basic earnings per share	168,587,861	167,337,700	169,184,773	166,476,927
Weighted-average effect of dilutive securities:
Employee equity awards	3,576,954	3,773,791	3,599,709	3,854,863
Contingent issuance of common stock(1)	992,247	992,247	330,749	330,749
Weighted-average common shares outstanding for diluted earnings per share	173,157,062	172,103,738	173,115,231	170,662,539
Basic and diluted earnings per share:
Basic earnings per share	$0.73	$0.68	$1.94	$1.46
Diluted earnings per share	$0.71	$0.66	$1.89	$1.43

(1)   See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions,” for further discussion.

Stock options to purchase 3,672,919 shares of common stock and 5,880,307 shares of restricted stock and PSUs were outstanding at September 30, 2014. For the three months ended September 30, 2014, we included 3,570,750 of the outstanding stock options and 5,879,265 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the nine months ended September 30, 2014, we included 3,541,567 of the outstanding stock options and 5,061,458 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

Stock options to purchase 5,653,638 shares of common stock and 6,407,977 shares of restricted stock and PSUs were outstanding at September 30, 2013. For the three months ended September 30, 2013, we included 4,397,210 of the outstanding stock options and 4,826,614 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the nine months ended September 30, 2013, we included 4,397,210 of the outstanding stock options and 4,567,960 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

13. Fair Value of Financial Instruments

Fair Value Measurement—Definition and Hierarchy

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants at the measurement date. Fair value measurement establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Nasdaq’s market assumptions. These two types of inputs create the following fair value hierarchy:

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of September 30, 2014 and December 31, 2013. The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

	September 30, 2014
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$169	$169	$-	$-
Default fund and margin deposit investments(2)	2,387	738	1,649	-
Total	$2,556	$907	$1,649	$-

	December 31, 2013
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$189	$189	$-	$-
Default fund and margin deposit investments(2)	1,867	774	1,093	-
Total	$2,056	$963	$1,093	$-

(1)As of September 30, 2014 and December 31, 2013, Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly Swedish government debt securities.  Of these securities,  $156 million as of September 30, 2014 and $167 million as of December 31, 2013 are assets utilized to meet regulatory capital requirements, primarily for the clearing operations of  Nasdaq Nordic Clearing.

(2)Default fund and margin deposit investments include cash contributions invested by Nasdaq Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Of the total balance of $2,513 million recorded in the Condensed Consolidated Balance Sheets as of September 30, 2014,  $1,649 million of cash contributions have been invested in reverse repurchase agreements and $738 million of cash contributions have been invested in highly rated government debt securities and time deposits. The remainder of this balance is held in cash. Of the total balance of $1,961 million recorded in the Condensed Consolidated Balance Sheets as of December 31, 2013,  $1,093 million of cash contributions were invested in reverse repurchase agreements and $774 million of cash contributions were invested in highly rated government debt securities. The remainder of this balance was held in cash.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $2.6 billion at September 30, 2014 and  $2.8 billion at December 31, 2013. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt are categorized as Level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

14. Clearing Operations

Nordic Clearing

In April 2014, we completed the integration of NOS Clearing ASA, or NOS Clearing, a leading Norway-based clearinghouse primarily for OTC traded derivatives for the freight market and seafood derivative market into Nasdaq Nordic Clearing. Nasdaq Nordic Clearing is authorized and supervised as a European multi-asset clearinghouse by the Swedish Financial Supervisory Authority, or SFSA, and is authorized to conduct clearing operations in Norway by the Norwegian Ministry of Finance. The clearinghouse acts as the central counterparty, or CCP, for exchange and OTC trades in equity derivatives, fixed income derivatives, physical power, power derivatives, carbon derivatives, resale and repurchase contracts and, with the integration of NOS Clearing, freight derivatives and seafood derivatives. In March 2014, Nasdaq became the first European authorized clearinghouse under the new European Union rules. The region's clearinghouses have to reapply to operate in Europe under new legislation known as the European Market Infrastructure Regulation, or EMIR.

Through our clearing operations in the financial markets, which include the resale and repurchase market, the commodities markets, and the seafood market, Nasdaq Nordic Clearing is the legal counterparty for, and guarantees the fulfillment of, each contract cleared. These contracts are not used by Nasdaq Nordic Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, Nasdaq Nordic Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, Nasdaq Nordic Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. In accordance with the rules and regulations of Nasdaq Nordic Clearing, clearing members’ open positions are aggregated to create a single portfolio for which default fund and margin collateral requirements are calculated. See “Default Fund Contributions” and “Margin Deposits” below for further discussion of Nasdaq Nordic Clearing’s default fund and margin requirements.

Nasdaq Nordic Clearing maintains four member sponsored default funds: one related to financial markets, one related to commodities markets, one related to the seafood market, and a mutualized fund. Under this structure, Nasdaq Nordic Clearing and its clearing members must contribute to the total regulatory capital related to the clearing operations of Nasdaq Nordic Clearing. This structure applies an initial separation of default fund contributions for the financial, commodities and seafood markets in order to create a buffer for each market’s counterparty risks. Simultaneously, a mutualized default fund provides capital efficiencies to Nasdaq Nordic Clearing with regard to total regulatory capital required. See “Default Fund Contributions” below for further discussion of Nasdaq Nordic Clearing’s default fund. Power of assessment and a liability waterfall have also been implemented. See “Power of Assessment” and “Liability Waterfall” below for further discussion. These requirements ensure the alignment of risk between Nasdaq Nordic Clearing and its clearing members.

Default Fund Contributions and Margin Deposits

As of September 30, 2014, clearing member default fund contributions and margin deposits were as follows:

	September 30, 2014
	Cash Contributions(1)(2)	Non-Cash Contributions	Total Contributions

	(in millions)
Default fund contributions	$296	$82	$378
Margin deposits	2,217	6,285	8,502
Total	$2,513	$6,367	$8,880

(1)As of September 30, 2014, in accordance with its investment policy, Nasdaq Nordic Clearing has invested cash contributions of $1,649 million in reverse repurchase agreements and $738 million in highly rated government debt securities and time deposits. The remainder of this balance is held in cash.

(2)Pursuant to clearing member agreements, we pay interest on cash contributions to clearing members.

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are invested by Nasdaq Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Nordic Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Nordic Clearing in the event of a default. In addition to clearing members’ required contributions to the default funds, Nasdaq Nordic Clearing is also required to contribute capital to the default funds and overall regulatory capital as specified under its clearinghouse rules. As of September 30, 2014, Nasdaq Nordic Clearing committed capital totaling $110 million to the member sponsored default funds and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Nordic Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

Other Capital Contributions by Nasdaq Nordic Clearing

Nasdaq Nordic Clearing maintains a $42 million credit facility which may be utilized in certain default situations, none of which was utilized as of September 30, 2014.

Margin Deposits

Nasdaq Nordic Clearing requires all clearing members to provide collateral, which may consist of cash and non-cash contributions, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. See “Default Fund Contributions” above for further discussion of cash and non-cash contributions.

 Nasdaq Nordic Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Nordic Clearing. These cash deposits are recorded in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and current liability. Pledged margin collateral is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Assets pledged are held at a nominee account in Nasdaq Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Nordic Clearing in the event of a default.

Nasdaq Nordic Clearing marks to market all outstanding contracts and requires payment from clearing members whose positions have lost value. The mark-to-market process helps identify any clearing members that may not be able to satisfy their financial obligations in a timely manner allowing Nasdaq Nordic Clearing the ability to mitigate the risk of a clearing member defaulting due to exceptionally large losses. In the event of a default, Nasdaq Nordic Clearing can access the defaulting member’s margin deposits to cover the defaulting member’s losses.

Regulatory Capital and Risk Management Calculations

Nasdaq Nordic Clearing manages risk through a comprehensive counterparty risk management framework, which is comprised of policies, procedures, standards and resources. The level of regulatory capital is determined in accordance with Nasdaq Nordic Clearing’s regulatory capital policy, as approved by the SFSA. Regulatory capital calculations are continuously updated through a proprietary capital-at-risk calculation model that establishes the appropriate level of capital.

As mentioned above, Nasdaq Nordic Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. Nasdaq Nordic Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of September 30, 2014.

The market value of derivative contracts outstanding prior to netting was as follows:

September 30, 2014
(in millions)
Commodity options, futures and forwards(1)(2)(3)	$987
Fixed-income options and futures(2)(3)	611
Stock options and futures(2)(3)	161
Index options and futures(2)(3)	219
Seafood options and futures(2)(3)	-
Total	$1,978

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

(3)We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

The total number of derivative contracts cleared through Nasdaq Nordic Clearing for the nine months ended September 30, 2014 and 2013 was as follows:

	September 30, 2014	September 30, 2013
Commodity options, futures and forwards(1)	1,705,947	2,217,572
Fixed-income options and futures	14,270,232	21,131,906
Stock options and futures	24,426,440	23,200,139
Index options and futures	29,705,046	29,892,938
Seafood options and futures	69,488	1,700
Total	70,177,153	76,444,255

(1)The total volume in cleared power related to commodity contracts was 1,150 Terawatt hours (TWh) for the nine months ended September 30, 2014 and 1,247 TWh for the nine months ended September 30, 2013.

The outstanding contract value of resale and repurchase agreements was $2.6 billion as of September 30, 2014 and $5.6 billion as of September 30, 2013. The total number of contracts cleared was 3,157,685 for the nine months ended September 30, 2014 and was 3,428,514 for the nine months ended September 30, 2013.

Power of Assessment

To further strengthen the contingent financial resources of the clearinghouse, Nasdaq Nordic Clearing has power of assessment that provides the ability to collect additional funds from its clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of the clearinghouse rules. The power of assessment corresponds to 100% of the clearing member’s aggregate contribution to the financial, commodities, and the seafood market’s default funds.

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•junior capital contributed to each specific market by Nasdaq Nordic Clearing, which totaled $20 million at September 30, 2014;

•a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•specific market default fund where the loss occurred, either the financial, commodities, or seafood market, which includes capital contributions of both the clearing members and Nasdaq Nordic Clearing on a pro-rata basis;

•senior capital contributed to each specific market by Nasdaq Nordic Clearing, calculated in accordance with clearinghouse rules to be $14 million at September 30, 2014; and

•mutualized default fund, which includes capital contributions of both the clearing members and Nasdaq Nordic Clearing on a pro-rata basis.

If additional funds are needed after utilization of the mutualized default fund, then Nasdaq Nordic Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.

15. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. Financial guarantees issued to us totaled $27 million at September 30, 2014 and $20 million at December 31, 2013. At September 30, 2014, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $253 million ($211 million in available liquidity and $42 million for default protection), none of which was utilized. At December 31, 2013, these facilities totaled $312 million ($219 million in available liquidity and $93 million for default protection), of which $11 million was utilized.

Execution Access LLC is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald & Co., or Cantor Fitzgerald. As of September 30, 2014, we have contributed $31 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation, or FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Some of the non-FICC counterparties are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $14 million as of September 30, 2014 and $17 million at December 31, 2013. These guarantees are primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain Market Technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

In September 2014, we provided a guarantee related to lease obligations for The Nasdaq Entrepreneurial Center Inc., or the Entrepreneurial Center, which is scheduled to open in 2015. The Entrepreneurial Center will be a not-for-profit organization designed to convene, connect and engage aspiring and current entrepreneurs. This entity is not included in the condensed consolidated financial statements of Nasdaq.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for the above guarantees.

In connection with the launch of Nasdaq NLX, we entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since the amount of these payments is not currently probable and cannot be quantified as of September  30, 2014, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these payments.

Contingent Consideration

In March 2014, we completed the acquisition of the remaining 28% ownership interest in BWise. The purchase included two installment payments, the first of which was made in March 2014.  The second installment payment is expected to be paid in 2015.

As part of the eSpeed purchase price consideration, we have agreed to future annual issuances of 992,247 shares of Nasdaq common stock which approximated certain tax benefits associated with the transaction. Such contingent future issuances of Nasdaq common stock will be paid ratably through 2027 if Nasdaq’s total gross revenues equal or exceed $25 million in each such year. The contingent future issuances of Nasdaq common stock are subject to anti-dilution protections and acceleration upon certain events.

Escrow Agreements

In connection with our acquisitions of FTEN and Glide Technologies, we entered into escrow agreements to secure the payments of post-closing adjustments and to ensure other closing conditions. At September 30, 2014, these escrow agreements provide for future payments of $10 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets.

Routing Brokerage Activities

Our broker-dealer subsidiary, Nasdaq Execution Services, LLC provides a  guarantee to securities clearinghouses and exchanges under its standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to a clearinghouse or exchange, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral, as well as meet certain minimum financial standards. Nasdaq Execution Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

In March 2014, Nasdaq Execution Services began routing options and became the sole routing broker for Nasdaq’s U.S. cash equities and options exchanges. As a consequence, Nasdaq Options Services, LLC, which previously served as the routing broker for our U.S. options exchanges, became non-operational and terminated its exchange and clearinghouse memberships in March 2014.

Litigation

As previously disclosed, we became a party to several legal and regulatory proceedings in 2012, 2013, and 2014 relating to the Facebook IPO that occurred on May 18, 2012. We believe that the legal actions filed against Nasdaq are without merit and intend to defend them vigorously.

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

In our Quarterly Report on Form 10-Q for the period ended March 31, 2013, we identified a demand for arbitration from a member organization seeking indemnification for alleged losses associated with the Facebook IPO. On June 18, 2013, the District Court for the Southern District of New York granted a preliminary injunction enjoining the arbitration, and the member organization appealed the order granting the injunction to the Second Circuit Court of Appeals. On October 31, 2014, the Second Circuit Court of Appeals affirmed the preliminary injunction.

We also are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. We filed a motion to dismiss the amended complaint on November 3, 2014. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

In addition, we are named as one of many exchange defendants in Lanier v. BATS Exchange Inc., et al., 14 Civ. 3745 (S.D.N.Y.), Lanier v. BATS Exchange Inc., et al., 14 Civ. 3865 (S.D.N.Y.), and Lanier v. Bats Exchange Inc., 14 Civ. 3866 (S.D.N.Y.), which were filed between May 23, 2014 and May 30, 2014 in the United States District Court for the Southern District of New York. The plaintiff is the same in each of these cases, and the three complaints contain substantially similar allegations. On behalf of a putative class of subscribers for market data provided by national exchanges, the plaintiff alleges that the exchanges provided data more quickly to certain market participants than to others, supposedly in breach of the exchanges’ plans for dissemination of market data and subscriber agreements executed under those plans. The complaint asserts contractual theories under state law based on these alleged breaches. On September 29, 2014, we filed a motion to dismiss the complaints, which remains pending. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

Except as disclosed above and in prior reports filed under the Exchange Act, we are not currently a party to any litigation or proceeding that we believe could have a material adverse effect on our business, consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

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

Our reportable segments are as follows.

Market Services

Our Market Services segment includes our derivative trading and clearing, cash equity trading, fixed income trading, and access and broker services businesses.  We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETFs. In addition, in some countries where we operate exchanges, we also provide broker services, clearing, settlement and central depository services. Our transaction-based platforms provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee-based revenues.

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges. In March 2014, we launched NPM, a marketplace for private growth companies.

Information Services

Our Information Services segment includes our Market Data Products and Index Licensing and Services businesses.

Our Market Data Products business sells and distributes historical and real-time quote and trade information to market participants and data distributers. Our market data products enhance transparency of the market activity within the exchanges that we operate and provide critical information to financial professional and individual investors globally.

Our Index Licensing and Services business develops and licenses Nasdaq branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients.

Technology Solutions

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses.

Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges. We help organizations manage the two-way flow of information with their key constituents, including their board members and public investors in their stock, and with clients and the public through our suite of advanced technology, analytics, and consultative services. In May 2013, we acquired the TR Corporate businesses which were integrated into our Corporate Solutions business. With the acquisition of the TR Corporate businesses, our Corporate Solutions business primarily offers products to serve the following key areas: investor relations, public relations, multimedia solutions, and governance.

Our Market Technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers and corporate businesses. Our Market Technology business is the sales channel for our complete global offering to other marketplaces.

Market Technology provides technology solutions for trading, clearing, settlement,  surveillance and information dissemination to markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to emerging markets in the Middle East, Latin America, and Africa. Our marketplace solutions can handle a wide array of assets including cash equities, equity derivatives, currencies, various interest-bearing securities, commodities, energy products and derivatives. Market Technology also provides market surveillance services to broker-dealer firms worldwide, as well as enterprise governance, risk management and compliance software solutions.

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

The following table presents certain information regarding these operating segments for the three and nine months ended September 30, 2014 and 2013.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations	Consolidated

	(in millions)
Three Months Ended September 30, 2014
Total revenues	$515	$59	$114	$130	$-	$818
Cost of revenues	(321)	-	-	-	-	(321)
Revenues less transaction rebates, brokerage, clearance and exchange fees	194	59	114	130	-	497
Operating income (loss)(1)	$89	$25	$82	$17	$(6)	$207
Three Months Ended September 30, 2013
Total revenues	$499	$57	$117	$132	$-	$805
Cost of revenues	(299)	-	-	-	-	(299)
Revenues less transaction rebates, brokerage, clearance and exchange fees	200	57	117	132	-	506
Operating income (loss)(2)	$85	$22	$87	$8	$-	$202

Nine Months Ended September 30, 2014
Total revenues	$1,640	$177	$360	$403	$-	$2,580
Cost of revenues	(1,031)	-	-	-	-	(1,031)
Revenues less transaction rebates, brokerage, clearance and exchange fees	609	177	360	403	-	1,549

Operating income (loss)(3)	$271	$70	$264	$36	$(60)	$581

Nine Months Ended September 30, 2013
Total revenues	$1,559	$170	$329	$304	$-	$2,362
Cost of revenues	(987)	-	-	-	-	(987)
Revenues less transaction rebates, brokerage, clearance and exchange fees	572	170	329	304	-	1,375
Operating income (loss)(4)	$234	$69	$246	$18	$(117)	$450

(1)   Corporate items and eliminations for the three months ended September 30, 2014 primarily include merger and strategic initiatives expense of $5 million primarily related to the acquisition of the TR Corporate businesses.

(2)   Corporate items and eliminations for the three months ended September 30, 2013 primarily include merger and strategic initiatives expense of $8 million primarily related to the acquisitions of eSpeed and the TR Corporate businesses. These amounts were offset by the remeasurement of a contingent purchase price liability related to the BWise acquisition due to changes in the anticipated performance of BWise.

(3)   Corporate items and eliminations for the nine months ended September 30,  2014 primarily include merger and strategic initiatives expense of $46 million primarily related to the acquisition of the TR Corporate businesses and other strategic initiatives  and a loss on debt extinguishment of $9 million.

(4)   Corporate items and eliminations for the nine months ended September 30, 2013 primarily include expense related to the one-time program for voluntary accommodations to qualifying members of up to $62 million. This program expanded the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012. Our liability was reduced to $44 million and payment of valid claims totaling $44 million was made in the fourth quarter of 2013. Corporate items and eliminations also include merger and strategic initiatives expense of $33 million primarily related to our acquisitions of eSpeed and the TR Corporate businesses, expense related to an SEC matter of $10 million,  and restructuring charges of $9 million.

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

17. Subsequent Event

In October 2014, our board of directors authorized the repurchase of up to an additional $500 million of our outstanding common stock under our share repurchase program. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases are funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.

Business Overview

We are a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, access services, market data products, financial indexes, capital formation solutions, corporate solutions and market technology products and services. Our technology powers markets across the globe, supporting derivatives trading,  clearing and settlement, cash equity trading, fixed income trading and many other functions.

Business Segments

We manage, operate and provide our products and services in four business segments: Market Services, Listing Services, Information Services and Technology Solutions.

Our reportable segments are as follows.

Market Services

Our Market Services segment includes our derivative trading and clearing, cash equity trading, fixed income trading, and access and broker services businesses. We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETFs. In addition, in some countries where we operate exchanges, we also provide broker services, clearing, settlement and central depository services. Our transaction-based platforms provide market participants with the ability to access, process, display and integrate orders and quotes for cash equity securities, derivatives and ETFs. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions for cash equity securities, derivatives and ETFs, providing fee based revenues.

In the U.S., we operate three cash equities exchanges, as well as three options exchanges. The NASDAQ Stock Market, the largest of our cash equities exchanges, is the largest single cash equities securities market in the U.S. in terms of the number of listed companies and in the world in terms of share value traded. We also operate a leading electronic platform for trading of U.S. Treasuries.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland, as well as the clearing operations of NASDAQ OMX Clearing AB, as Nasdaq Nordic. We also operate exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as Nasdaq Baltic. Collectively, Nasdaq Nordic and Nasdaq Baltic offer trading in cash equities, bonds, structured products and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through Nasdaq First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. We also operate Nasdaq Armenia.

In addition, Nasdaq Commodities operates a power derivatives exchange regulated in Norway and a European carbon exchange. In the U.K., we operate Nasdaq NLX, a London-based market for trading of listed short-term and long-term European (Euro and Sterling denominated) interest rate derivative products.

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges.  In March 2014, we launched NPM, a marketplace for private growth companies.

As of September  30, 2014, The NASDAQ Stock Market was home to 2,746 listed companies with a combined market capitalization of approximately $7.6 trillion, and in Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 778 listed companies with a combined market capitalization of approximately $1.3 trillion.

Information Services

Our Information Services segment includes our Market Data Products and our Index Licensing and Services businesses.

Our Market Data Products business sells and distributes historical and real-time quote and trade information to market participants and data distributors.  Our market data products enhance transparency of the market activity within the exchanges that we operate and provide critical information to financial professional and individual investors globally.

Our Index Licensing and Services business develops and licenses Nasdaq branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. We currently calculate and distribute over 41,000 indexes. We had $96 billion of assets under management in exchange traded products tracking Nasdaq indexes as of September 30, 2014.

Technology Solutions

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses.

Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges. We help organizations manage the two-way flow of information with their key constituents, including their board members and public investors in their stock, and with clients and the public through our suite of advanced technology, analytics, and consultative services. In May 2013, we acquired the TR Corporate businesses which were integrated into our Corporate Solutions business. With the acquisition of the TR Corporate businesses, our Corporate Solutions business primarily offers products to serve the following key areas: investor relations, public relations, multimedia solutions, and  governance. We currently have approximately 10,000 Corporate Solutions clients.

Our Market Technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers and corporate businesses. Our Market Technology business is the sales channel for our complete global offering to other marketplaces.

Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination to markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to emerging markets in the Middle East, Latin America, and Africa. Our marketplace solutions can handle a wide array of assets including cash equities, equity derivatives, currencies, various interest-bearing securities, commodities, energy products and derivatives, and are currently powering more than 70 marketplaces in 50 countries. Market Technology also provides market surveillance services to broker-dealer firms worldwide, as well as enterprise governance, risk management and compliance software solutions.

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

Business Environment

We serve listed companies, market participants and investors by providing derivative, commodities, cash equity, and fixed income markets, thereby facilitating economic growth and corporate entrepreneurship. We provide market technology to exchanges, clearing organizations and central securities depositories around the world. We also offer companies and other organizations access to innovative products and software solutions and services that increase transparency, mitigate risk, improve board efficiency and facilitate better corporate governance. In broad terms, our business performance is impacted by a number of drivers, including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for capital markets, and changing technology particularly in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends including:

•Trading volumes in U.S. and European derivative, fixed income, and cash equity securities, which are influenced by overall macroeconomic conditions;

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

Currently our business drivers are defined by investors’ and companies’ cautiously optimistic outlook about the pace of the global economic recovery. Although some major market indices reached record levels in the third quarter of 2014, European equity markets have not performed as well and remain below their pre-financial crisis highs. As the global economy continues to avoid the intermittent crisis environments of 2010 through 2012, we are experiencing modest annual growth in many of our non-transactional businesses. Since a number of significant structural issues continue to confront the global economy, instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a return of market uncertainty. Positive momentum in the IPO market has carried over from 2013. Steady performances by major U.S. stock market indices and consistently low volatility in the third quarter of 2014 helped to boost the U.S. IPO market to record post-crisis levels of activity. In the third quarter of 2014, the U.S. cash equity trading business experienced an increase in volumes despite lower overall industry trading volumes, while the European cash equity trading business also saw an increase in turnover.  Both the U.S. and European derivative trading and clearing business experienced a decline in volume. Additional impacts on our business drivers include the international enactment and implementation of new legislative and regulatory initiatives, the adapting business models of our largest transactional business customers as they address regulatory changes, the evolution of market participant trading behavior, and the continued rapid progression and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the third quarter of 2014 may be characterized as follows:

•A stronger pace of new equity issuance in the U.S. with 41 IPOs on The NASDAQ Stock Market, up from 38 in the third quarter of 2013. The Nasdaq Nordic and Nasdaq Baltic exchanges added 5 IPOs in the third quarter of 2014. There were no IPOs on the Nasdaq Nordic and Nasdaq Baltic exchanges in the third quarter of 2013;

•Average daily matched equity options volume for our three U.S. options exchanges increased 7.6% compared to the third quarter of 2013, and overall average daily U.S. options volume increased 8.1%. The increase in our average daily matched options volume was driven by an increase in U.S. consolidated options volume offset slightly by a decline of 0.1 percentage points in our combined matched market share for our three U.S. options exchanges;

•Average daily matched share volume for all of our U.S. cash equity markets increased by 4.7%  while average daily U.S. share volume fell by 1.6% relative to the third quarter of 2013. Volatility, often a driver of volume levels, was lower in the third quarter of 2014 compared with the same period in 2013. Slightly lower U.S. consolidated volume was offset by an increase in matched market share from 18.4% in the third quarter of 2013 (NASDAQ 15.3%; Nasdaq BX 2.4%; Nasdaq PSX 0.7%) to 19.6% in the third quarter of 2014 (NASDAQ 16.6%; Nasdaq BX 2.5%; Nasdaq PSX 0.5%);

•Continuous cost focus in the industry has further increased the growth of our NASDAQ Basic product. The number of NASDAQ Basic subscribers increased 92% compared to the third quarter of 2013;

•A  6.5% increase relative to the third quarter of 2013 in the average daily number of cash equity trades on our Nordic and Baltic exchanges;

•An 11.4% increase relative to the third quarter of 2013 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges;

•A decline of 2.9% experienced by our Nordic and Baltic exchanges relative to the third quarter of 2013 in the number of traded and cleared options, futures and fixed-income contracts (excluding Finnish option contracts traded on Eurex);

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

Financial Summary

The following table summarizes our financial performance for the three and nine months ended September 30, 2014 when compared with the same periods in 2013. The comparability of our results of operations between the nine months ended September 30, 2014 and 2013 is impacted by the acquisitions of eSpeed on June 28, 2013 and the TR Corporate businesses on May 31, 2013.

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(in millions)			(in millions)
Revenues less transaction rebates, brokerage, clearance and exchange fees	$497	$506	(1.8)%	$1,549	$1,375	12.7%
Operating expenses	290	304	(4.6)%	968	925	4.6%
Operating income	207	202	2.5%	581	450	29.1%
Interest expense	29	32	(9.4)%	88	81	8.6%
Asset impairment charges	-	-	-	-	10	#
Income before income taxes	179	171	4.7%	497	365	36.2%
Income tax provision	56	58	(3.4)%	170	122	39.3%
Net income attributable to Nasdaq	$123	$113	8.8%	$328	$244	34.4%
Diluted earnings per share	$0.71	$0.66	7.6%	$1.89	$1.43	32.2%

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

Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 3. Quantitative and Qualitative Disclosures about Market Risk.” For the three months ended September  30, 2014, approximately 33.3% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 26.3% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone,  Danish Krone and British Pound. For the nine months ended September  30, 2014, approximately 33.8% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 24.9% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone,  Danish Krone and British Pound.

The following summarizes significant changes in our financial performance for the three and nine months ended September 30, 2014 when compared with the same periods in 2013:

•Revenues less transaction rebates, brokerage, clearance and exchange fees decreased $9 million, or 1.8%, to $497 million in the third quarter of 2014, compared with $506 million in the same period in 2013, reflecting an operational decrease in revenues of $4 million and an unfavorable impact from foreign exchange of $5 million. The decrease in operational revenues was primarily due to a:

•decrease in Market Data Products revenues of $6 million, primarily from U.S. market data products;

•decrease in fixed income trading revenues less brokerage, clearance and exchange fees of $5 million;

•decrease in Corporate Solutions revenues of $4 million;

•decrease in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees of $3 million, partially offset by;

•an increase in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $7 million, primarily from U.S. cash equity trading;

•an increase in Index Licensing and Services revenues of $4 million; and

•an increase in Market Technology revenues of $3 million.

•Revenues less transaction rebates, brokerage, clearance and exchange fees increased  $174 million, or 12.7%, to $1,549 million in the first nine months of 2014, compared with $1,375 million in the same period in 2013, reflecting an operational increase in revenues of $179 million, partially offset by an unfavorable impact from foreign exchange of $5 million. The increase in operational revenues was primarily due to an:

•increase in Corporate Solutions revenues of $87 million, reflecting higher revenues resulting from the acquisition of the TR Corporate businesses in May 2013;

•increase in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees of $24 million, primarily from U.S. cash equity trading;

•increase in fixed income trading revenues less brokerage, clearance and exchange fees of $23 million, reflecting the acquisition of eSpeed;

•increase in Market Data Products revenues of $18 million, primarily from U.S. market data products;

•increase in Index Licensing and Services revenues of $13 million;

•increase in Market Technology revenues of $13 million, and

"	increase in Listing Services revenues of $7 million, partially offset by;

•a decrease in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees of $7 million, primarily from U.S. derivative trading and clearing.

•Operating expenses decreased  $14 million, or 4.6%, to $290 million in the third quarter of 2014, compared with $304 million in the same period of 2013, reflecting an operational decrease of $12 million and a favorable impact from foreign exchange of $2 million. The decrease in operational expenses was primarily due to a decrease in compensation and benefits expense and professional and contract service expense, partially offset by an increase in merger and strategic initiatives expense.

•Operating expenses increased  $43 million, or 4.6%, to $968 million in the first nine months of 2014, compared with $925 million in the same period of 2013, reflecting an operational increase of $42 million and an unfavorable impact from foreign exchange of $1 million. The increase in operational expenses was primarily due to additional overall expense associated with our acquisitions of the TR Corporate businesses in May 2013 and eSpeed in June 2013, a loss on extinguishment of debt, and higher merger and strategic initiatives expense. Partially offsetting these increases were expenses recorded during the first nine months of 2013 consisting of restructuring charges, expense related to our voluntary accommodation program, and $10 million related to an SEC matter.

•Interest expense decreased $3 million, or 9.4%, to $29 million in the third quarter of 2014, compared with $32 million in the same period in 2013, primarily due to the repayment of our 2.50% convertible senior notes in August 2013 and the early extinguishment of our 2015 notes in May 2014. Interest expense increased $7 million, or 8.6%, to $88 million in the first nine months of 2014, compared with $81 million in the same period in 2013, primarily due to the issuance of our 2021 Notes in June 2013 and the issuance of our 2024 Notes in June 2014, partially offset by the early extinguishment of our 2015 notes in May 2014, the repayment of our 2.50% convertible senior notes in August 2013, and lower outstanding balances on our 2011 Credit Facility. See Note 8, “Debt Obligations,”  to the condensed consolidated financial statements for further discussion.

•In the first nine months of 2013, asset impairment charges of $10 million were related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million).

•Income tax provision was $56 million in the third quarter of 2014 compared with $58 million in the same period of 2013, a decrease of $2 million. The decrease was primarily due to adjustments related to our 2011 through 2013 tax return liabilities which resulted in a decrease to the tax provision in the third quarter of 2014. In addition, in the third quarter of 2013, we recorded an increase in net deferred tax liabilities resulting from changes in tax rates in various jurisdictions. The income tax provision was $170 million in the first nine months of 2014 compared with $122 million in the same period in 2013, an increase of $48 million. The increase was primarily due to the increase in income before income taxes.

These current and prior year items are discussed in more detail below.

Nasdaq’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Listing Services, and Technology Solutions segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Market Services
Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	14.7	13.6	15.0	14.8
Nasdaq PHLX matched market share	16.3%	16.7%	16.0%	18.5%
The NASDAQ Options Market matched market share	9.5%	9.0%	10.1%	8.6%
Nasdaq BX Options Market matched market share	0.8%	1.0%	0.9%	1.0%
Total market share	26.6%	26.7%	27.0%	28.1%
Nasdaq Nordic and Nasdaq Baltic
Average daily volume:
Options, futures and fixed-income contracts	336,759	346,940	382,451	409,151
Finnish option contracts traded on Eurex	65,324	116,583	67,829	121,031
Nasdaq Commodities
Power contracts cleared (TWh)(1)	376	363	1,150	1,247
Cash Equity Trading
NASDAQ securities
Total average daily share volume (in billions)	1.76	1.63	1.96	1.74
Matched market share executed on NASDAQ	26.1%	24.3%	26.2%	24.3%
Matched market share executed on Nasdaq BX	2.3%	2.3%	2.5%	2.4%
Matched market share executed on Nasdaq PSX	0.5%	0.7%	0.5%	0.8%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	34.2%	37.7%	34.7%	36.4%
Total market share(2)	63.1%	65.0%	63.9%	63.9%
New York Stock Exchange, or NYSE, securities
Total average daily share volume (in billions)	3.00	3.12	3.24	3.42
Matched market share executed on NASDAQ	12.5%	11.3%	12.9%	11.5%
Matched market share executed on Nasdaq BX	2.4%	2.3%	2.7%	2.3%
Matched market share executed on Nasdaq PSX	0.4%	0.5%	0.4%	0.5%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	31.2%	33.6%	31.1%	32.7%
Total market share(2)	46.5%	47.7%	47.1%	47.0%
NYSE MKT and regional securities
Total average daily share volume (in billions)	0.92	1.02	1.01	1.09
Matched market share executed on NASDAQ	11.5%	13.0%	11.9%	13.7%
Matched market share executed on Nasdaq BX	3.0%	3.1%	3.1%	2.8%
Matched market share executed on Nasdaq PSX	1.0%	1.4%	1.0%	1.4%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	32.5%	32.4%	31.7%	32.1%
Total market share(2)	48.0%	49.9%	47.7%	50.0%
Total U.S.-listed securities
Total average daily share volume (in billions)	5.68	5.77	6.21	6.25
Matched share volume (in billions)	71.1	67.9	235.2	218.8
Matched market share executed on NASDAQ	16.6%	15.3%	16.9%	15.5%
Matched market share executed on Nasdaq BX	2.5%	2.4%	2.7%	2.4%
Matched market share executed on Nasdaq PSX	0.5%	0.7%	0.5%	0.8%
Total market share	19.6%	18.4%	20.1%	18.7%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades	303,902	285,404	338,997	310,036
Total average daily value of shares traded (in billions)	$4.0	$4.0	$4.9	$4.2
Total market share	72.2%	67.3%	72.2%	68.6%

Listing Services
Initial public offerings
NASDAQ	41	38	140	91
Nasdaq Nordic and Nasdaq Baltic exchanges	5	-	27	6
New listings
NASDAQ(3)	76	59	232	159
Nasdaq Nordic and Nasdaq Baltic exchanges(4)	8	5	49	21
Number of listed companies
NASDAQ(5)	2,746	2,602	2,746	2,602
Nasdaq Nordic and Nasdaq Baltic exchanges(6)	778	752	778	752
Technology Solutions
Market Technology
Order intake (in millions)(7)	$28	$120	$118	$186
Total order value (in millions)(8)	$621	$584	$621	$584

(1)Primarily transactions executed on Nord Pool and reported for clearing to Nasdaq Commodities measured by TWh.

(2)Includes transactions executed on NASDAQ’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.

(3)New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.

(4)New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.

(5)Number of listed companies for NASDAQ at period end, including separately listed ETFs.

(6)Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North at period end.

(7)Total contract value of orders signed during the period.

(8)Represents total contract value of signed orders that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 7, “Deferred Revenue,” to the condensed consolidated financial statements, represents consideration received that is yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total third quarter 2014 revenues less transaction rebates, brokerage, clearance and exchange fees of $497 million, 39.0% was from our Market Services segment, 11.9% was from our Listing Services segment, 22.9% was from our Information Services segment and 26.2% was from our Technology Solutions segment. Of our total third quarter 2013 revenues less transaction rebates, brokerage, clearance and exchange fees of $506 million, 39.5% was from our Market Services segment, 11.3% was from our Listing Services segment, 23.1% was from our Information Services segment and 26.1% was from our Technology Solutions segment.

Of our total first nine months 2014 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,549 million, 39.3% was from our Market Services segment, 11.4% was from our Listing Services segment, 23.3% was from our Information Services segment and 26.0% was from our Technology Solutions segment. Of our total first nine months 2013 revenues less transaction rebates, brokerage, clearance and exchange fees of $1,375 million, 41.6% was from our Market Services segment, 12.4% was from our Listing Services segment, 23.9% was from our Information Services segment and 22.1% was from our Technology Solutions segment.

The following table shows our revenues by segment, cost of revenues for our Market Services segment and total revenues less transaction rebates, brokerage, clearance and exchange fees:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change

	(in millions)			(in millions)
Market Services	$515	$499	3.2%	$1,640	$1,559	5.2%
Cost of revenues	(321)	(299)	7.4%	(1,031)	(987)	4.5%
Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	194	200	(3.0)%	609	572	6.5%
Listing Services	59	57	3.5%	177	170	4.1%
Information Services	114	117	(2.6)%	360	329	9.4%
Technology Solutions	130	132	(1.5)%	403	304	32.6%
Total revenues less transaction rebates, brokerage, clearance and exchange fees	$497	$506	(1.8)%	$1,549	$1,375	12.7%

MARKET SERVICES

The following table shows total revenues less transaction rebates, brokerage, clearance and exchange fees from our Market Services segment:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(in millions)			(in millions)
Market Services Revenues:
Derivative Trading and Clearing Revenues:
U.S. derivative trading and clearing(1)	$114	$106	7.5%	$357	$347	2.9%
Cost of revenues:
Transaction rebates	(68)	(58)	17.2%	(212)	(189)	12.2%
Brokerage, clearance and exchange fees(1)	(7)	(6)	16.7%	(23)	(25)	(8.0)%
Total U.S. derivative trading and clearing cost of revenues	(75)	(64)	17.2%	(235)	(214)	9.8%
U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	39	42	(7.1)%	122	133	(8.3)%
European derivative trading and clearing	27	29	(6.9)%	87	87	-
Total derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees	66	71	(7.0)%	209	220	(5.0)%
Cash Equity Trading Revenues:
U.S. cash equity trading(2)	276	259	6.6%	889	850	4.6%
Cost of revenues:
Transaction rebates	(168)	(173)	(2.9)%	(559)	(560)	(0.2)%
Brokerage, clearance and exchange fees(2)	(77)	(61)	26.2%	(234)	(212)	10.4%
Total U.S. cash equity cost of revenues	(245)	(234)	4.7%	(793)	(772)	2.7%
U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	31	25	24.0%	96	78	23.1%
European cash equity trading	21	21	-	70	64	9.4%
Total cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees	52	46	13.0%	166	142	16.9%
Fixed Income Trading Revenues:
Fixed income trading	14	19	(26.3)%	44	19	#
Cost of revenues:
Brokerage, clearance and exchange fees	(1)	(1)	-	(3)	(1)	#
Total fixed income trading revenues less brokerage, clearance and exchange fees	13	18	(27.8)%	41	18	#
Access and Broker Services Revenues	63	65	(3.1)%	193	192	0.5%
Total Market Services revenues less transaction rebates, brokerage, clearance and exchange fees	$194	$200	(3.0)%	$609	$572	6.5%

#        Denotes a variance greater than 100.0%.

 (1) Includes Section 31 fees of $7 million in the third quarter of 2014, $5 million in the third quarter of 2013 and $20 million in both the first nine months of 2014 and 2013. Section 31 fees are recorded as U.S. derivative trading and clearing revenues with a corresponding amount recorded in cost of revenues.

(2) Includes Section 31 fees of $71 million in the third quarter of 2014, $52 million in the third quarter of 2013, $215 million in the first nine months of 2014 and $185 million in the first nine months of 2013. Section 31 fees are recorded as U.S. cash equity trading revenues with a corresponding amount recorded in cost of revenues.

Market Services revenues less transaction rebates, brokerage, clearance and exchange fees decreased in the third quarter and increased in first nine months of 2014 compared with the same periods in 2013. The decrease in the third quarter of 2014 was primarily due to declines in fixed income trading revenues less brokerage, clearance and exchange fees and derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees, partially offset by an increase in cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees.  The increase in the first nine months of 2014 was primarily due to an increase in both cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees and fixed income trading revenues less brokerage, clearance and exchange fees, partially offset by a decline in derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees.

U.S. Derivative Trading and Clearing Revenues

U.S. derivative trading and clearing revenues increased in both the third quarter and first nine months of 2014 compared with the same periods in 2013. The increase in the third quarter of 2014 was primarily due to an increase in industry trading volumes and an increase in Section 31 pass-through fee revenue, partially offset by a decrease in revenue capture. The increase in the first nine months of 2014 was primarily due to an increase in industry trading volumes and an increase in revenue capture, partially offset by an overall decrease in market share at our three U.S. options exchanges.

U.S. derivative trading and clearing revenues less transaction rebates, brokerage, clearance and exchange fees decreased in both the third quarter and first nine months of 2014 compared with the same periods in 2013. The decreases were primarily due to declines in average net capture and overall market share at our three U.S. options exchanges, partially offset by an increase in industry trading volumes.

Section 31 fees are recorded as derivative trading and clearing revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $7 million in the third quarter of 2014, $5 million in the third quarter of 2013 and $20 million in both the first nine months of 2014 and 2013.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the third quarter and first nine months of 2014 compared with the same periods in 2013 primarily due to an increase in overall rebate capture rates and an increase in industry trading volumes, partially offset by a decrease in overall market share at our three U.S. options exchanges.

Brokerage, clearance and exchange fees increased in the third quarter and decreased in the first nine months of 2014 compared with the same periods in 2013. The increase in the third quarter of 2014 is primarily due to an increase in Section 31 pass-through fees. The decrease in the first nine months of 2014 is primarily due to a decrease in routing costs.

European Derivative Trading and Clearing Revenues

The following table shows revenues from European derivative trading and clearing:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(in millions)			(in millions)
European Derivative Trading and Clearing Revenues:
Options and futures contracts	$11	$11	-	$33	$33	-
Energy, carbon and other commodity products	12	12	-	39	37	5.4%
Fixed-income products	2	4	(50.0)%	7	13	(46.2)%
Other revenues and fees	2	2	-	8	4	#
Total European Derivative Trading and Clearing revenues	$27	$29	(6.9)%	$87	$87	-

#Denotes a variance equal to 100.0%.

European derivative trading and clearing revenues decreased in the third quarter of 2014 compared with the same period in 2013 as the impact of Nasdaq NLX trading incentives resulted in lower revenues from fixed-income products. European derivative trading and clearing revenues also decreased due to an unfavorable impact from foreign exchange of $2 million. European derivative trading and clearing revenues were flat in the first nine months of 2014 compared with the same period in 2013. Higher revenues in our energy, carbon and other commodity products primarily due to higher trading activity and an increase in other revenues and fees primarily due to higher clearing revenues were partially offset by lower revenues from fixed-income products primarily due to the impact of Nasdaq NLX trading incentives and an unfavorable impact from foreign exchange of $4 million.

 U.S. Cash Equity Trading Revenues

U.S. cash equity trading revenues less transaction rebates, brokerage, clearance and exchange fees increased in the third quarter and first nine months of 2014 compared with the same periods in 2013. The increase in the third quarter of 2014 was primarily due to an increase in our overall matched market share and an increase in average net capture, partially offset by lower industry trading volumes. The increase in the first nine months of 2014 was primarily due to an increase in our overall matched market share.

U.S. cash equity trading revenues increased in the third quarter and first nine months of 2014 compared with the same periods in 2013. The increase in the third quarter of 2014 was primarily due to an increase in Section 31 pass-through fee revenues, an increase in our overall matched market share and higher revenue capture, partially offset by a decline in industry trading volumes. The increase in the first nine months of 2014 was primarily due to an increase in Section 31 pass-through fee revenues, an increase in our overall matched market share, partially offset by lower revenue capture.

Similar to U.S. derivative trading and clearing, we record Section 31 fees as U.S. cash equity trading revenues with a corresponding amount recorded as cost of revenues. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction rebates, brokerage, clearance and exchange fees. Section 31 fees were $71 million in the third quarter of 2014, $52 million in the third quarter of 2013, $215 million in the first nine months of 2014 and  $185 million in the first nine months of 2013. The increase in the third quarter and first nine months of 2014 was primarily due to higher dollar value traded on the NASDAQ and Nasdaq BX trading systems and higher pass-through fee rates.

For NASDAQ and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates decreased in the third quarter and first nine months of 2014 compared with the same periods in 2013. The decrease in the third quarter was primarily due to a decline in industry trading volumes, partially offset by an increase in our overall matched market share and an increase in rebate capture. The decrease in the first nine months was primarily due to a decline in industry trading volumes and a decline in rebate capture, partially offset by an increase in our overall market share.

Brokerage, clearance and exchange fees increased in the third quarter and first nine months of 2014 compared with the same periods in 2013 primarily due to an increase in Section 31 pass-through fees,  partially offset by a decline in routing costs due to lower volume routed.

European Cash Equity Trading Revenues

European cash equity trading revenues include trading revenues from equity products traded on the Nasdaq Nordic and Nasdaq Baltic exchanges. European cash equity trading revenues were flat in the third quarter and increased in the first nine months of 2014 compared with the same periods in 2013. Higher market share in the third quarter of 2014 was offset by an unfavorable impact from foreign exchange. The increase in the first nine months of 2014 was primarily due to higher industry volumes, driven by three new large market capitalization listings, and an increase in market share.

Fixed Income Trading Revenues

Fixed income trading revenues less brokerage, clearance and exchange fees include transaction fees generated from our eSpeed electronic benchmark U.S. Treasury trading platform that was acquired on June 28, 2013. Fixed income trading revenues less brokerage, clearance and exchange fees decreased in the third quarter of 2014 compared to the same period in 2013 primarily due to scheduled reductions in payments by a third-party eSpeed technology customer, as well as lower average capture and market share.  Fixed income trading revenues less brokerage, clearance and exchange fees increased in the first nine months of 2014 compared to the same period in 2013 primarily due to the acquisition of eSpeed.

Access and Broker Services Revenues

Access and Broker Services revenues decreased in the third quarter and increased in the first nine months of 2014 compared with the same periods in 2013. The decrease in the third quarter of 2014 was primarily due to a decline in customer demand for network connectivity services. The increase in the first nine months of 2014 was primarily due to increased revenues from the addition of eSpeed hosting revenues. We completed the acquisition of eSpeed on June 28, 2013.

LISTING SERVICES

The following table shows revenues from our Listing Services segment:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change

	(in millions)			(in millions)
Listing Services Revenues:
U.S. listing services	$45	$43	4.7%	$133	$129	3.1%
European listing services	14	14	-	44	41	7.3%
Total Listing Services revenues	$59	$57	3.5%	$177	$170	4.1%

Listing Services revenues increased in the third quarter and first nine months of 2014 compared with the same periods in 2013  due to an increase in U.S. listing services in both periods and European listing services revenues for the nine months ended September 30, 2014. The increase in U.S. listing services revenues for the third quarter and first nine months of 2014 is primarily due to an increase in annual listing fees, reflecting an increase in the number of listed companies, as well as an increase in initial listing fees. The number of NASDAQ listed companies was 2,746 as of September 30, 2014 compared with 2,602 as of September 30, 2013. Partially offsetting the increase in U.S. listing services for the first nine months of 2014 was a decrease in listing of additional shares fees. The increase in European listing services revenues in the first nine months of 2014 was driven by an increase in the number of listed companies and higher market capitalization.

U.S. listing services revenues include annual listing fees, listing of additional shares fees and initial listing fees. Listing of additional shares fees and initial listing fees are recognized on a straight line basis over an estimated service period, which are four and six years, respectively, and can vary over time.

INFORMATION SERVICES

The following table shows revenues from our Information Services segment:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(in millions)			(in millions)
Information Services Revenues:
Market Data Products Revenues:
U.S. market data products	$68	$72	(5.6)%	$211	$195	8.2%
European market data products	17	20	(15.0)%	60	60	-
Index data products	7	7	-	22	20	10.0%
Total Market Data Products revenues	92	99	(7.1)%	293	275	6.5%
Index Licensing and Services revenues	22	18	22.2%	67	54	24.1%
Total Information Services revenues	$114	$117	(2.6)%	$360	$329	9.4%

Information Services revenues decreased in the third quarter of 2014 compared with the same period in 2013 primarily due to decreases in U.S. market data products and European market data products, partially offset by an increase in Index Licensing and Services revenues. Information Services revenues increased in the first nine months of 2014 compared with the same period in 2013 primarily due to increases in U.S. market data products and Index Licensing and Services revenues.

U.S. Market Data Products Revenues

U.S. market data products revenues decreased in the third quarter of 2014 compared with the same period in 2013 primarily due to lower audit collections, partially offset by higher customer demand for proprietary data products.  U.S. market data products revenues increased in the first nine months of 2014  compared with the same period in 2013  primarily due to higher customer demand for proprietary data products, select pricing initiatives, and an increase in revenues due to the acquisition of eSpeed, which was completed on June 28, 2013, partially offset by lower audit collections.

European Market Data Products Revenues

European market data products revenues decreased in the third quarter of 2014 and were flat in the first nine months of 2014 compared with the same periods in 2013. The decrease in the third quarter of 2014 was primarily due to a decrease in audit collections and an unfavorable impact from foreign exchange.

Index Data Products Revenues

Index data products revenues were flat in the third quarter and increased in the first nine months of 2014 compared with the same periods in 2013. The increase in the first nine months of 2014 was primarily due to an increase in new subscribers and pricing changes.

Index Licensing and Services Revenues

Index Licensing and Services revenues increased in the third quarter and first nine months of 2014 compared with the same periods in 2013 primarily due to higher assets under management and an increase in the number of licensed exchange traded products.

TECHNOLOGY SOLUTIONS

The following table shows revenues from our Technology Solutions segment:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(in millions)			(in millions)
Technology Solutions Revenues:
Corporate Solutions Revenues:
Investor relations	$41	$47	(12.8)%	$128	$82	56.1%
Public relations	14	12	16.7%	44	28	57.1%
Multimedia solutions	15	15	-	50	25	#
Governance	5	4	25.0%	14	11	27.3%
Total Corporate Solutions revenues	75	78	(3.8)%	236	146	61.6%

Market Technology Revenues:
Software, license and support	37	37	-	117	113	3.5%
Change request and advisory	9	9	-	23	25	(8.0)%
Software as a service	9	8	12.5%	27	20	35.0%
Total Market Technology revenues	55	54	1.9%	167	158	5.7%
Total Technology Solutions revenues	$130	$132	(1.5)%	$403	$304	32.6%

#Denotes a variance equal to 100.0%.

Technology Solutions revenues decreased in the third quarter of 2014 compared with the same period in 2013 primarily due to a decrease in Corporate Solutions revenues. Technology Solutions revenues increased in the first nine months of 2014 compared with the same period in 2013  due to increases in both Corporate Solutions revenues and Market Technology revenues.

Corporate Solutions Revenues

Corporate Solutions revenues decreased in the third quarter of 2014 compared with the same period in 2013 primarily due to a decrease in investor relations revenues which reflects pricing initiatives, partially offset by increases in public relations and governance revenues due to an increase in the number of clients and customer utilization of press release distributions.

Corporate Solutions revenues increased in the first nine months of 2014 compared with the same period in 2013 primarily due to the acquisition of the TR Corporate businesses completed on May 31, 2013, increased governance revenues due to an increase in the number of clients utilizing Directors Desk, and expanding customer utilization of GlobeNewswire products.

Market Technology Revenues

Market Technology revenues increased in the third quarter and first nine months of 2014 compared with the same periods in 2013  due to an increase in software as a service revenues, reflecting an increase in SMARTS broker surveillance revenues and an increase in software, license and support revenues in the first nine months of 2014, which was driven by an increase in BWise revenues. For the third quarter of 2014, an operational increase of $2 million in software, license and support revenues, driven by an increase in BWise, was offset by an unfavorable impact from foreign exchange. Partially offsetting the increase in Market Technology revenues for the first nine months of 2014 was an unfavorable impact from foreign exchange of $4 million and a decrease in change request and advisory revenues.

Total Order Value

As of September  30, 2014, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $621 million. Market Technology deferred revenue, included in the total Technology Solutions deferred revenue of $223 million, represents consideration received that is yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value

(in millions)
Fiscal year ended:
2014(1)	$44
2015	202
2016	128
2017	100
2018	67
2019 and thereafter	80
Total	$621

(1)   Represents revenues that are anticipated to be recognized over the remaining three months of 2014.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change

	(in millions)			(in millions)
Compensation and benefits	$136	$150	(9.3)%	$439	$394	11.4%
Marketing and advertising	5	7	(28.6)%	23	22	4.5%
Depreciation and amortization	34	33	3.0%	104	88	18.2%
Professional and contract services	37	41	(9.8)%	118	104	13.5%
Computer operations and data communications	22	22	-	67	58	15.5%
Occupancy	26	26	-	75	71	5.6%
Regulatory	7	8	(12.5)%	21	23	(8.7)%
Merger and strategic initiatives	5	-	#	46	33	39.4%
General, administrative and other	18	17	5.9%	75	61	23.0%
Restructuring charges	-	-	-	-	9	#
Voluntary accommodation program	-	-	-	-	62	#
Total operating expenses	$290	$304	(4.6)%	$968	$925	4.6%

#Denotes a variance equal to 100.0%.

Total operating expenses decreased $14 million in the third quarter of 2014 compared with the same period in 2013, reflecting a decrease in operating expenses of $12 million and a favorable impact from foreign exchange of $2 million. Total operating expenses increased $43 million in the first nine months of 2014 compared with the same period in 2013, reflecting an increase in operating expenses of $42 million and an unfavorable impact from foreign exchange of $1 million. The operational decrease in the third quarter of 2014 was primarily due to lower compensation and benefits expense and lower professional and contract services expense, partially offset by an increase in merger and strategic initiatives expense. The operational increase in the first nine months of 2014 was primarily due to additional overall expense associated with our acquisitions of the TR Corporate businesses in May 2013 and eSpeed in June 2013, a loss on debt extinguishment and higher merger and strategic initiatives expense. Partially offsetting these increases were expenses recorded during the first nine months of 2013 consisting of restructuring charges, expense related to our voluntary accommodation program, and $10 million related to an SEC matter.

Compensation and benefits expense decreased in the third quarter compared with the same period in 2013 primarily due to a decrease in accrued incentive compensation and lower ERC expense. Compensation and benefits expense increased in the first nine months of 2014 compared with the same period in 2013 primarily due to additional salary expense resulting from our acquisitions of the TR Corporate businesses in May 2013 and eSpeed in June 2013, as well as higher share-based compensation expense. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 3,674  employees at September  30, 2014 from 3,241 employees at September 30, 2013.

Depreciation and amortization expense increased in the third quarter and first nine months of 2014. The increase in the first nine months of 2014 compared with the same period in 2013 was primarily due to additional amortization expense associated with acquired intangible assets, primarily relating to our acquisitions of the TR Corporate businesses in May 2013 and eSpeed in June 2013 and higher depreciation associated with software development.

Professional and contract services expense decreased in the third quarter of 2014 compared with the same period in 2013 primarily due to higher consulting expenses in 2013 associated with the implementation of acquisitions. Professional and contract services expense increased in the first nine months of 2014 compared with the same period in 2013 primarily due to revenue-related costs incurred as a result of our acquisition of the TR Corporate businesses in May 2013 and costs incurred for special legal expenses. The revenue-related costs are primarily due to the production and delivery of webcast events as well as other events and services.

Computer operations and data communications expense were flat in the third quarter of 2014 compared with the same period in 2013. Computer operations and data communications expense increased in the first nine months of 2014 compared with the same period in 2013 primarily due to additional expense as a result of our acquisitions of the TR Corporate businesses in May 2013 and eSpeed in June 2013, as well as higher communication line costs.

Merger and strategic initiatives expense was $5 million in the third quarter of 2014, $46 million in the first nine months of 2014 and $33 million in the first nine months of 2013. The costs in the third quarter of 2014 are primarily related to our acquisition of the TR Corporate businesses in May 2013.  The costs in the third quarter of 2013 included $8 million of costs related to the acquisitions of the TR Corporate businesses and eSpeed, offset by the remeasurement of a contingent purchase price liability related to the BWise acquisition due to changes in the anticipated performance of BWise. The costs in the first nine months of 2014 and 2013 primarily related to our acquisitions of the TR Corporate businesses  in May 2013 and eSpeed in June 2013. The costs incurred in the first nine months of 2013 were partially offset by the remeasurement of the contingent purchase price liability related to the BWise acquisition discussed above.

General, administrative and other expense increased in the third quarter and first nine months of 2014 compared with the same periods in 2013. The increase in the first nine months of 2014 compared with the same period in 2013 was primarily due to additional expense associated with our acquisitions of the TR Corporate businesses in May 2013 and eSpeed in June 2013, a $9 million loss on extinguishment of debt in the first nine months of 2014, and an unfavorable impact from foreign exchange of $3 million in the first nine months of 2014. Partially offsetting this increase was $10 million of expense related to an SEC matter incurred in the first nine months of 2013. See “Early Extinguishment of 2015 Notes,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt extinguishment.

Restructuring charges were $9 million in the first nine months of 2013. Our restructuring program was completed in the first quarter of 2013. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges recorded during the first nine months of 2013.

Voluntary accommodation program expense in the first nine months of 2013 relates to the one-time program for voluntary accommodations to qualifying members of up to $62 million, for which a liability was recorded when the program was approved by the SEC in March 2013. This program expanded the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012. Our liability was reduced to $44 million and payment of valid claims totaling $44 million was made in the fourth quarter of 2013.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2014	2013	Change	2014	2013	Change
	(in millions)			(in millions)
Interest income	$1	$2	(50.0)%	$4	$7	(42.9)%
Interest expense	(29)	(32)	(9.4)%	(88)	(81)	8.6%
Net interest expense	(28)	(30)	(6.7)%	(84)	(74)	13.5%
Asset impairment charges	-	-	-	-	(10)	#
Income from unconsolidated investees, net	-	(1)	#	-	(1)	#

Total non-operating expenses	$(28)	$(31)	(9.7)%	$(84)	$(85)	(1.2)%

#Denotes a variance equal to 100.0%.

Total non-operating expenses decreased in both the third quarter and first nine months of 2014 compared with the same periods in 2013. The decrease in the third quarter of 2014 was primarily due to a decrease in interest expense. The decrease in the first nine months of 2014 was primarily due to asset impairment charges recorded during the first nine months of 2013 and lower interest income, partially offset by higher interest expense.

Interest Income

Interest income decreased in the third quarter and first nine months of 2014 compared with the same periods in 2013 primarily due to a decrease in cash and cash equivalents.

Interest Expense

Interest expense decreased in the third quarter and increased in the first nine months of 2014 compared with the same periods in 2013. The decrease in the third quarter was primarily due to the repayment of our 2.50% convertible senior notes in August 2013 and the early extinguishment of our 2015 notes in June 2014, partially offset by an increase due to the issuance of our 2024 Notes in May 2014. The increase in the first nine months of 2014 was primarily due to the issuance of our 2021 Notes in June 2013 and the issuance of our 2024 Notes in May 2014, partially offset by the early extinguishment of our 2015 notes in June 2014, the repayment of our 2.50% convertible senior notes in August 2013, and lower outstanding balances on our 2011 Credit Facility.

Interest expense for the third quarter of 2014 was $29 million, and was comprised of $27 million of interest expense,  $1 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees. Interest expense for the third quarter of 2013 was $32 million, and was comprised of $29 million of interest expense, $1 million of non-cash expense associated with the accretion of debt discounts,  $1 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees.

Interest expense for the first nine months of 2014 was $88 million, and was comprised of $83 million of interest expense, $2 million of non-cash debt issuance amortization expense, $1 million of non-cash expense associated with the accretion of debt discounts, and $2 million of other bank and investment-related fees. Interest expense for the first nine months of 2013 was $81 million, and was comprised of $73 million of interest expense, $3 million of non-cash expense associated with the accretion of debt discounts,  $2 million of non-cash debt issuance amortization expense, and $3 million of other bank and investment-related fees.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Asset Impairment Charges

In the first nine months of 2013, we recorded asset impairment charges of $10 million related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($3 million). See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Purchased Intangible Assets,” to the condensed consolidated financial statements for further discussion.

Tax Matters

Nasdaq’s income tax provision was $56 million in the third quarter of 2014 compared with $58 million in the third quarter of 2013 and $170 million in the first nine months of 2014 compared with $122 million in the first nine months of 2013. The overall effective tax rate was 31% in the third quarter of 2014, 34% in the third quarter of 2013 and first nine months of 2014 and 33% in the first nine months of 2013. For further discussion of our tax matters, see “Tax Matters,” of Note 2, “Basis of Presentation and Principles of Consolidation.”

Non-GAAP Financial Measures

In addition to disclosing results determined in accordance with U.S. GAAP, we also have provided non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share. Management uses this non-GAAP information internally, along with U.S. GAAP information, in evaluating our performance and in making financial and operational decisions.

We believe our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results as the items described below do not reflect operating performance. These measures are not in accordance with, or an alternative to, U.S. GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend investors review the U.S. GAAP financial measures included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the notes thereto. When viewed in conjunction with our U.S. GAAP results and the accompanying reconciliation, we believe these non-GAAP measures provide greater transparency and a more complete understanding of factors affecting our business than U.S. GAAP measures alone. Our management uses these measures to evaluate operating performance, and management decisions during the reporting period are made by excluding certain items that we believe have less significance on, or do not impact, the day-to-day performance of our business. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as non-GAAP net income and non-GAAP diluted earnings per share, to assess operating performance. We use non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance. Non-GAAP net income attributable to Nasdaq for the periods presented below is calculated by adjusting net income attributable to Nasdaq for charges or gains related to acquisition and divestiture transactions, integration activities related to acquisitions, other significant infrequent charges or gains and their related income tax effects that are not related to our core business. We do not believe these items are representative of our future operating performance since these charges were not consistent with our normal operating performance.

Non-GAAP adjustments for the quarter ended September 30, 2014 primarily related to the following:

(i) merger and strategic initiatives costs of $5 million primarily related to our acquisition of the TR Corporate businesses, (ii) adjustment to the income tax provision of $2 million to reflect these non-GAAP adjustments, and (iii) significant tax adjustments, net of $2 million due to adjustments related to our 2011 through 2013 tax return liabilities which resulted in a decrease to the tax provision.

Non-GAAP adjustments for the quarter ended September 30, 2013 primarily related to the following:

(i) merger and strategic initiatives costs included $8 million of costs primarily related to our acquisitions of eSpeed and the TR Corporate businesses. This amount was offset entirely by the remeasurement of a contingent purchase price liability related to the BWise acquisition due to changes in the anticipated performance of BWise, (ii) adjustment to the income tax provision of $3 million to reflect these non-GAAP adjustments, and (iii) significant tax adjustments, net of $3 million due to an increase in net deferred tax liabilities resulting from changes in tax rates in various jurisdictions.

Non-GAAP adjustments for the nine months ended September 30, 2014 primarily related to the following:

(i) merger and strategic initiatives costs of $46 million primarily related to our acquisition of the TR Corporate businesses in May 2013 and eSpeed in June 2013, (ii) loss on extinguishment of debt of $9 million related to our 2015 Notes,  (iii) special legal expense of $2 million, and (iv) adjustment to the income tax provision of $17 million to reflect these non-GAAP adjustments.

Non-GAAP adjustments for the nine months ended September 30, 2013 primarily related to the following:

(i) merger and strategic initiatives costs of $33 million primarily related to our acquisitions of eSpeed and the TR Corporate businesses, (ii) expense related to the one-time program for voluntary accommodations to qualifying members of up to $62 million. This program expanded the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012. Our liability was reduced to $44 million and payment of valid claims totaling $44 million was made in the fourth quarter of 2013, (iii) expense related to an SEC matter of $10 million, (iv)  asset impairment charges of $10 million related to certain acquired intangible assets associated with customer relationships and a certain trade name, (v) restructuring charges of $9 million, (vi) special legal expense of $2 million, (vii) adjustment to the income tax provision of $46 million to reflect these non-GAAP adjustments, and (viii) significant tax adjustments, net of $3 million due to an increase in net deferred tax liabilities resulting from changes in tax rates in various jurisdictions.

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

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
GAAP net income attributable to Nasdaq and diluted earnings per share	$123	$0.71	$113	$0.66
Non-GAAP adjustments:
Merger and strategic initiatives	5	0.03	-	-
Other	1	-	-	-
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(2)	(0.01)	(3)	(0.02)
Significant tax adjustments, net	(2)	(0.01)	3	0.02
Total non-GAAP adjustments, net of tax	2	0.01	-	-
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$125	$0.72	$113	$0.66
Weighted-average common shares outstanding for diluted earnings per share		173,157,062		172,103,738

(1) We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
GAAP net income attributable to Nasdaq and diluted earnings per share	$327	$1.89	$244	$1.43
Non-GAAP adjustments:
Merger and strategic initiatives	46	0.27	33	0.19
Extinguishment of debt	9	0.05	-	-
Voluntary accommodation program	-	-	62	0.37
SEC Matter	-	-	10	0.06
Asset impairment charges	-	-	10	0.06
Restructuring charges	-	-	9	0.05
Special legal expense	2	0.01	2	0.01
Other	2	0.01	-	-
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(17)	(0.10)	(46)	(0.27)
Significant tax adjustments, net	-	-	3	0.02
Total non-GAAP adjustments, net of tax	42	0.24	83	0.49
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$369	$2.13	$327	$1.92
Weighted-average common shares outstanding for diluted earnings per share		173,115,231		170,662,539

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

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock and debt obligations.  In May 2014, Nasdaq issued the 2024 Notes. In June 2014, we used the majority of the net proceeds from the offering of the 2024 Notes, along with cash on hand, to repay in full and terminate our 2015 Notes. We used the remaining proceeds to repay a portion of the 2016 Term Loan. See “4.25% Senior Unsecured Notes,” and “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion. In June 2013,  Nasdaq issued the 2021 Notes. We used the majority of the net proceeds from the offering of the 2021 Notes to fund the cash consideration payable by us for the acquisition of eSpeed and related expenses. We used the remaining proceeds from the 2021 Notes for general corporate purposes. As part of the acquisition of eSpeed, Nasdaq has contingent future obligations to issue 992,247 shares of Nasdaq common stock annually which approximated certain tax benefits associated with the transaction of $484 million. Such contingent future issuances of Nasdaq common stock will be paid ratably through 2027 if Nasdaq’s total gross revenues equal or exceed $25 million in each such year. The contingent future issuances of Nasdaq common stock are subject to anti-dilution protections and acceleration upon certain events.

In addition to these cash sources, we have a $750 million revolving credit commitment (including a swingline facility and letter of credit facility) under our senior unsecured five-year credit facility. During the first nine months of 2014, we borrowed $118 million under the revolving credit commitment and utilized the proceeds for general corporate purposes. During the first nine months of 2014, we repaid the total amount drawn on the revolving credit commitment of $213 million. As of September  30, 2014, availability under the revolving credit commitment was $750 million. See “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

In the near term, we expect that our operations and availability under our revolving credit commitment will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends.

Working capital (calculated as current assets less current liabilities) was $363 million at both September 30, 2014 and December 31, 2013.

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

Financial Assets

The following table summarizes our financial assets:

	September 30, 2014	December 31, 2013

	(in millions)
Cash and cash equivalents	$286	$398
Restricted cash	27	84
Financial investments, at fair value	169	189
Total financial assets	$482	$671

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of September  30, 2014, our cash and cash equivalents of $286 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of September  30, 2014 decreased $112 million from December 31, 2013 primarily due to net cash used in financing and investing activities, partially offset by net cash provided by operating activities. See “Cash Flow Analysis” below for further discussion.

As of September  30, 2014 and December 31, 2013, current restricted cash included cash held for regulatory purposes and other requirements and is not available for general use. Current restricted cash was $27 million as of September 30, 2014 and $84 million as of December 31, 2013,  a decrease of $57 million. The decrease is primarily due to restricted cash that had been held at NOS Clearing as of December 31, 2013. In the second quarter of 2014, NOS Clearing was fully integrated into Nasdaq Nordic Clearing and is now covered under the regulatory capital structure and liability waterfall of Nasdaq Nordic Clearing. Current restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $109 million as of September 30, 2014 and $159 million as of December 31, 2013. The remaining balance held in the U.S. totaled $177 million as of September  30, 2014 and $239 million as of December 31, 2013.

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

During the first nine months of 2014, we repurchased 3,220,529 shares of our common stock at an average price of $37.47, for an aggregate purchase price of $121 million. During the first nine months of 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of September 30, 2014, the remaining amount authorized for share repurchases under the program authorized in the third quarter of 2012 was $95 million.

In October 2014, our board of directors authorized the repurchase of up to an additional $500 million of our outstanding common stock.

Cash Dividends on Common Stock

In June and September 2014, we paid a quarterly cash dividend of $0.15 per share on our outstanding common stock and in  March 2014, we paid a  quarterly cash dividend of $0.13 per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.

In October 2014, the board of directors declared a regular quarterly cash dividend of $0.15 per share on our outstanding common stock. The dividend is payable on December 26, 2014 to shareholders of record at the close of business on December 12, 2014. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $169 million as of September  30, 2014 and $189 million as of December 31, 2013 and are primarily comprised of trading securities, mainly Swedish government debt securities. Of these securities, $156 million as of  September  30, 2014 and $167 million as of December 31, 2013 are assets utilized to meet regulatory capital requirements primarily for clearing operations at Nasdaq Nordic Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading securities.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	September 30, 2014	December 31, 2013

		(in millions)
4.00% senior unsecured notes	Repaid June 2014	-	400
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility	September 2016	123	349
$750 million revolving credit commitment	September 2016	-	95
5.25% senior unsecured notes (net of discount)	January 2018	368	368
5.55% senior unsecured notes (net of discount)	January 2020	599	598
3.875% senior unsecured notes (net of discount)	June 2021	757	824
4.25% senior unsecured notes (net of discount)	June 2024	498	-
Total debt obligations		2,345	2,634
Less current portion		-	(45)
Total long-term debt obligations		$2,345	$2,589

In addition to the $750 million revolving credit commitment, we also have other credit facilities related to our Nordic clearing operations in order to provide further liquidity and for default protection. At September 30, 2014, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $253 million ($211 million in available liquidity and $42 million for default protection), none of which was utilized. At December 31, 2013, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled  $312 million ($219 million in available liquidity and $93 million for default protection), of which $11 million was utilized.

Early Extinguishment of 2015 Notes

In May 2014, Nasdaq issued the 2024 Notes. In June 2014, we used the majority of the net proceeds from the 2024 Notes, along with cash on hand, to repay in full and terminate our 2015 Notes and repay a portion of the term loan under our senior credit facility. See “4.25% Senior Unsecured Notes,” and “2011 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.  In connection with the early extinguishment of the 2015 Notes, we recorded a pre-tax charge of $9 million which is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2014.

At September  30, 2014, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Nordic Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At September  30, 2014, our required regulatory capital consisted of $156 million of Swedish government debt securities that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets.

In addition, we have available credit facilities of $42 million that provide default protection for our Nordic clearing operations.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access and NPM Securities, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At September 30, 2014, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $8.3 million, or $8.0 million in excess of the minimum amount required. At September 30, 2014, Execution Access was required to maintain minimum net capital of $0.5 million and had total net capital of $28.9 million, or $28.4 million in excess of the minimum amount required. At September 30, 2014, NPM Securities had total net capital of $0.1 million. The minimum net capital required was immaterial.

Other Capital Requirements

Nasdaq Execution Services also is required to maintain a  $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Nine Months Ended September 30,
	2014	2013	Percentage Change

	(in millions)
Net cash provided by (used in):
Operating activities	$407	$337	20.8%
Investing activities	(96)	(1,184)	(91.9)%
Financing activities	(415)	656	#
Effect of exchange rate changes on cash and cash equivalents	(8)	(6)	33.3%
Net decrease in cash and cash equivalents	(112)	(197)	(43.1)%
Cash and cash equivalents at the beginning of period	398	497	(19.9)%
Cash and cash equivalents at the end of period	$286	$300	(4.7)%

#Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the nine months ended September  30, 2014:

•Net income of $327 million, plus:

•  Non-cash items of $163 million comprised primarily of $104 million of depreciation and amortization expense, $45 million of share-based compensation expense, $20 million of merger and strategic initiatives expense, partially offset by deferred income taxes of $19 million.

•Increase in deferred revenue of $67 million mainly due to Listing Services’ billings.

Partially offset by a:

•Decrease in Section 31 fees payable to the SEC of $56 million primarily due to timing of payments, which are made twice a year in September and March.

•Decrease in accounts payable and accrued expenses of $44 million reflecting a decrease in interest payable related to our debt obligations, as well as the timing of trade payables.

•Decrease in accrued personnel costs of $40 million primarily due to the payment of our 2013 incentive compensation in the first quarter of 2014, partially offset by the 2014 accrual.

•Increase in other assets of $20 million primarily reflecting an increase in deferred costs associated with the timing and delivery of technology projects and additional margin deposits made in connection with a clearing arrangement related to our eSpeed business, partially offset by a decrease in restricted cash held for regulatory purposes.

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

Partially offset by a:

•Decrease in Section 31 fees payable to the SEC of $78 million primarily due to the timing of payments which are made twice a year in September and March.

•Increase in accounts receivable, net of $36 million primarily due to 2013 acquisitions and the timing of collections and activity.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 primarily consisted of purchases of trading securities and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net cash used in investing activities for the nine months ended September 30, 2013 primarily consisted of cash utilized to fund the acquisitions of eSpeed and the TR Corporate businesses, purchases of trading securities, purchases of property and equipment, and cash paid for our increased ownership interest in LCH and our equity method investment in TOM, partially offset by proceeds from sales and redemptions of trading securities.

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the nine months ended September  30, 2014 primarily consisted of $847 million of cash used in connection with the repayment of debt obligations, which consisted of a $408 million payment to repay in full and terminate our 2015 Notes,  a  required quarterly principal payment of $22 million and an optional prepayment of $204 million on our 2016 Term Loan, reflecting all mandatory principal payments required until maturity in September 2016, and the repayment  of the total amount drawn on the revolving credit commitment of $213 million, which included $118 million of proceeds received during the nine months ended September 30, 2014. In addition, cash used in financing activities included $121 million related to the repurchase of our common stock and $73 million related to cash dividends paid on our common stock.  Partially offsetting these decreases were net proceeds received of $494 million from the issuance of our 2024 Notes.

Net cash provided by financing activities for the nine months ended September 30, 2013 primarily consisted of proceeds received from the issuance of the 2021 Notes of $775 million and a partial utilization under our revolving credit commitment of $120 million, partially offset by payments of debt obligations totaling $191 million consisting of repayment of our 2013 Convertible Notes totaling $93 million, repayment of $64 million on our revolving credit commitment and required quarterly principal payments totaling $34 million made on the 2016 Term Loan, and $65 million related to cash dividends paid on our common stock.

For further discussion of our debt obligations, see Note 8, “Debt Obligations,” to the condensed consolidated financial statements. For further discussion of our share repurchase program, see “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements.

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of September  30, 2014:

	Payments Due by Period
Contractual Obligations	Total	Remainder of 2014	2015-2016	2017-2018	2019-Thereafter

	(in millions)
Debt obligations by contract maturity(1)	$3,024	$11	$333	$567	$2,113
Minimum rental commitments under non-cancelable operating leases, net(2)	391	19	150	83	139
Other obligations(3)	19	10	9	-	-
Total	$3,434	$40	$492	$650	$2,252

(1)Our debt obligations include both principal and interest obligations. At September  30, 2014, an interest rate of 1.84% was used to compute the amount of the contractual obligations for interest on the 2016 Term Loan. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at September  30, 2014. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)In connection with our acquisitions of FTEN and Glide Technologies, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. At September  30, 2014, these agreements provide for future payments of $10 million and are included in other current liabilities and other non-current liabilities in the Condensed Consolidated Balance Sheets. In addition, other obligations include future transition service agreement payments associated with the acquisition of the TR Corporate businesses and the second installment payment related to the acquisition of the remaining 28% ownership interest in BWise, which is expected to be paid in 2015.

Non-Cash Contingent Consideration

As part of the eSpeed purchase price consideration, we have agreed to future annual issuances of 992,247 shares of Nasdaq common stock which approximated certain tax benefits associated with the transaction. Such contingent future issuances of Nasdaq common stock will be paid ratably through 2027 if Nasdaq’s total gross revenues equal or exceed $25 million in each such year.  The contingent future issuances of Nasdaq common stock are subject to anti-dilution protections and acceleration upon certain events.

Off-Balance Sheet Arrangements

Default Fund Contributions and Margin Deposits Received for Clearing Operations

Default Fund Contributions

Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions are invested by Nasdaq Nordic Clearing in accordance with its investment policies and are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets. However, non-cash contributions, which include highly rated government debt securities that must meet the investment policies of Nasdaq Nordic Clearing, as well as pledged cash, are pledged assets that are not recorded in our Condensed Consolidated Balance Sheets as Nasdaq Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These pledged assets are held at a nominee account in Nasdaq Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Nordic Clearing in the event of default. The pledged asset balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. See Note 14, “Clearing Operations,” to the condensed consolidated financial statements for further discussion of our clearing operations and default fund contributions.

Margin Deposits Received for Clearing Operations

Nasdaq Nordic Clearing requires all clearing members to provide collateral, which may consist of cash and eligible securities, in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. Pledged collateral is held at a nominee account in Nasdaq Nordic Clearing’s name for the benefit of the clearing members and is immediately accessible by Nasdaq Nordic Clearing in the event of default. The pledged collateral is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Clearing member pledged collateral related to our clearing operations was $6.3 billion as of September 30, 2014 and $9.5 billion as of December 31, 2013. Nasdaq Nordic Clearing maintains and manages all cash deposits related to margin collateral and records these cash deposits in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and current liability.

Nasdaq Nordic Clearing marks-to-market all outstanding contracts, requiring payment from clearing members whose positions have lost value. The mark-to-market process helps identify any clearing members that may not be able to satisfy their financial obligations in a timely manner which helps Nasdaq Nordic Clearing manage the risk of a clearing member defaulting due to exceptionally large losses. In the event of a default, Nasdaq Nordic Clearing can access these margin deposits to cover the defaulting member’s losses.

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by clearing members discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. Financial guarantees issued to us totaled $27 million at September 30, 2014 and $20 million at December 31, 2013. At September 30, 2014, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $253 million ($211 million in available liquidity and $42 million for default protection), none of which was utilized. At December 31, 2013, these facilities totaled $312 million ($219 million in available liquidity and $93 million for default protection), of which $11 million was utilized.

Execution Access has a clearing arrangement with Cantor Fitzgerald. As of September 30, 2014, we have contributed $31 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in the Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Some of the non-FICC counterparties are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $14 million as of September 30, 2014 and $17 million at December 31, 2013. These guarantees primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain Market Technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees.

In September 2014, we provided a guarantee related to lease obligations for the Entrepreneurial Center, which is scheduled to open in 2015. The Entrepreneurial Center will be a not-for-profit organization designed to convene, connect and engage aspiring and current entrepreneurs. This entity is not included in the condensed consolidated financial statements of Nasdaq.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for the above guarantees.

In connection with the launch of Nasdaq NLX, we have entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since the amount of these payments is not currently probable and cannot be quantified as of September 30, 2014, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these payments.

Routing Brokerage Activities

Our broker-dealer subsidiary, Nasdaq Execution Services, provides a  guarantee to securities clearinghouses and exchanges under its standard membership agreements, which require members to guarantee the performance of other members. For further discussion of our routing brokerage activities, see “Routing Brokerage Activities,” of Note 15, “Commitments, Contingencies and Guarantees.”

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

Interest Rate Risk

The following table summarizes our financial assets and liabilities that are subject to interest rate risk as of September 30, 2014:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100bp adverse shift in interest rate(2)

	(in millions)
Floating rate positions(3)	$2,957	$2,636	$(1)
Fixed rate positions(4)	38	2,228	-

(1)Represents total contractual debt obligations and amounts related to default fund contributions and margin deposits.

(2)Annualized impact of a 100 basis point parallel adverse shift in the yield curve.

(3)Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.

(4)Financial assets primarily consist of Swedish government debt securities, which are classified as trading securities with an average duration of 2.9 years.

We are exposed to cash flow risk on floating rate financial assets of $2,957 million and financial liabilities of $2,636 million at September 30, 2014. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on September 30, 2014 positions, each 1.0% adverse change in interest rate would impact annual pre-tax income by  $1 million related to our floating rate  positions.

We are exposed to price risk on our fixed rate financial assets, which totaled $38 million at September 30, 2014 and have an average duration of 2.9 years. The net effect of a parallel shift of 1.0% of the interest rate curve, taking into account the change in fair value and the increase in interest income, would have an immaterial impact on annual pre-tax income related to our fixed rate positions.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency translation risk. For the three months ended September  30, 2014, approximately 33.3% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 26.3% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone, Danish Krone, and British Pound. For the nine months ended September  30, 2014, approximately 33.8% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 24.9% of our operating income were derived from currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone, Danish Krone, and British Pound.

Our primary exposure to foreign currency denominated revenues less transaction rebates, brokerage, clearance and exchange fees and operating income for the three and nine months ended September 30, 2014 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	British Pound	Other Foreign Currencies

	(in millions, except currency rate)
Three months ended September 30, 2014
Average foreign currency rate to the U.S. dollar	0.1439	1.3248	0.1601	0.1778	1.6692	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	18.2%	4.2%	1.9%	2.5%	2.8%	3.7%
Percentage of operating income	19.3%	1.6%	2.0%	4.7%	(0.1)%	(1.2)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(9)	$(2)	$(1)	$(1)	$(1)	$(2)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$-	$-	$(1)	$-	$-

Nine months ended September 30, 2014
Average foreign currency rate to the U.S. dollar	0.1500	1.3556	0.1638	0.1817	1.6693	#
Percentage of revenues less transaction rebates, brokerage, clearance and exchange fees	18.7%	4.2%	2.2%	2.5%	2.9%	3.3%
Percentage of operating income	20.9%	1.7%	2.6%	5.1%	(3.0)%	(2.4)%
Impact of a 10% adverse currency fluctuation on revenues less transaction rebates, brokerage, clearance and exchange fees	$(29)	$(7)	$(3)	$(4)	$(4)	$(5)
Impact of a 10% adverse currency fluctuation on operating income	$(12)	$(1)	$(2)	$(3)	$-	$-

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

Our primary exposure to net assets in foreign currencies as of September 30, 2014 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation

	(in millions)
Swedish Krona(1)	$3,880	$(388)
Norwegian Krone	247	(25)
Euro	157	(16)
British Pound	152	(15)
Australian Dollar	92	(9)

(1)Includes goodwill of $3,031 million and intangible assets, net of $913 million.

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

Our subsidiary Nasdaq Execution Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the routing services it provides for our trading customers. System trades in cash equities routed to other market centers for members of our cash equity exchanges are routed by Nasdaq Execution Services for clearing to the  National Securities Clearing Corporation, or NSCC. In this function, Nasdaq Execution Services is to be neutral by the end of the trading day, but may be exposed to intraday risk if a trade extends beyond the trading day and into the next day, thereby leaving Nasdaq Execution Services susceptible to counterparty risk in the period between accepting the trade and routing it to the clearinghouse. In this interim period, Nasdaq Execution Services is not novating like a clearing broker but instead is subject to the short-term risk of counterparty failure before the clearinghouse enters the transaction. Once the clearinghouse officially accepts the trade for novation, Nasdaq Execution Services is legally removed from risk.

Pursuant to the rules of the NSCC and Nasdaq Execution Services’ clearing agreement, Nasdaq Execution Services is liable for any losses incurred due to a counterparty or a clearing agent’s failure to satisfy its contractual obligations, either by making payment or delivering securities. Adverse movements in the prices of securities that are subject to these transactions can increase our credit risk. However, we believe that the risk of material loss is limited, as Nasdaq Execution Services’ customers are not permitted to trade on margin and NSCC rules limit counterparty risk on self-cleared transactions by establishing credit limits and capital deposit requirements for all brokers that clear with NSCC. Historically, Nasdaq Execution Services has never incurred a liability due to a customer’s failure to satisfy its contractual obligations as counterparty to a system trade. Credit difficulties or insolvency, or the perceived possibility of credit difficulties or insolvency, of one or more larger or visible market participants could also result in market-wide credit difficulties or other market disruptions.

Execution Access is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of September 30, 2014, we have contributed $31 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Some of the non-FICC counterparties will be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

We are exposed to credit risk through our clearing operations with Nasdaq Nordic Clearing. See “Default Fund Contributions and Margin Deposits Received for Clearing Operations,” of “Off-Balance Sheet Arrangements,” above, as well as Note 14, “Clearing Operations” for further discussion.

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

Item 4.Controls and Procedures.

(a) Disclosure controls and procedures. Nasdaq’s management, with the participation of Nasdaq’s Chief Executive Officer and Chief Financial Officer and Executive Vice President, Corporate Strategy, has evaluated the effectiveness of Nasdaq’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Nasdaq’s Chief Executive Officer and Chief Financial Officer and Executive Vice President, Corporate Strategy have concluded that, as of the end of such period, Nasdaq’s disclosure controls and procedures are effective.

(b) Internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

As previously disclosed, we became a party to several legal and regulatory proceedings in 2012, 2013, and 2014 relating to the Facebook IPO that occurred on May 18, 2012. We believe that the legal actions filed against Nasdaq are without merit and intend to defend them vigorously.

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

In our Quarterly Report on Form 10-Q for the period ended March 31, 2013, we identified a demand for arbitration from a member organization seeking indemnification for alleged losses associated with the Facebook IPO. On June 18, 2013, the District Court for the Southern District of New York granted a preliminary injunction enjoining the arbitration, and the member organization appealed the order granting the injunction to the Second Circuit Court of Appeals. On October 31, 2014, the Second Circuit Court of Appeals affirmed the preliminary injunction.

We also are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Exchange Act and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. We filed a motion to dismiss the amended complaint on November 3, 2014. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

In addition, we are named as one of many exchange defendants in Lanier v. BATS Exchange Inc., et al., 14 Civ. 3745 (S.D.N.Y.), Lanier v. BATS Exchange Inc., et al., 14 Civ. 3865 (S.D.N.Y.), and Lanier v. Bats Exchange Inc., 14 Civ. 3866 (S.D.N.Y.), which were filed between May 23, 2014 and May 30, 2014 in the United States District Court for the Southern District of New York. The plaintiff is the same in each of these cases, and the three complaints contain substantially similar allegations. On behalf of a putative class of subscribers for market data provided by national exchanges, the plaintiff alleges that the exchanges provided data more quickly to certain market participants than to others, supposedly in breach of the exchanges’ plans for dissemination of market data and subscriber agreements executed under those plans. The complaint asserts contractual theories under state law based on these alleged breaches. On September 29, 2014, we filed a motion to dismiss the complaints, which remains pending. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

Except as disclosed above and in prior reports filed under the Exchange Act, we are not currently a party to any litigation or proceeding that we believe could have a material adverse effect on our business, consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC on February 24, 2014,  our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2014, as filed with the SEC on May 9, 2014, and our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014, as filed with the SEC on August 6, 2014. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

In the third quarter of 2012, our board of directors authorized the repurchase of up to $300 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases will be funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time. During the third quarter of 2014, we repurchased 662,609 shares of our common stock at an average price of $41.39, for an aggregate purchase price of $27 million.

The shares repurchased under the share repurchase program are available for general corporate purposes. As of September 30, 2014, the remaining amount authorized for share repurchases under the program authorized in the third quarter of 2012 was $95 million.

In October 2014, our board of directors authorized the repurchase of up to an additional $500 million of our outstanding common stock.

Employee Transactions

In addition to our share repurchase program, during the fiscal quarter ended September 30, 2014, we also purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended September 30, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2014
Share repurchase program	339,306	$40.38	339,306	$108
Employee transactions	10,789	$41.27	N/A	N/A

August 2014
Share repurchase program	141,800	$41.97	141,800	$102
Employee transactions	4,457	$41.81	N/A	N/A

September 2014
Share repurchase program	181,503	$42.82	181,503	$95
Employee transactions	1,400	$43.23	N/A	N/A

Total Fiscal Quarter Ended September 30, 2014
Share repurchase program	662,609	$41.39	662,609	$95
Employee transactions	16,646	$41.58	N/A	N/A

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Disclosure of Iranian Activities Under Section 13(r) of the Securities Exchange Act of 1934

Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, or the ITRSHRA, requires disclosure by public companies of certain transactions involving the Government of Iran, as well as entities and individuals designated under Executive Order 13382 and Executive Order 13224. In some instances, ITRSHRA requires companies to disclose these types of transactions, even if they were permissible under U.S. law or were conducted by a non-U.S. affiliate in accordance with the local law under which such entity operates.

As a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services across six continents, we own and operate stock exchanges and other businesses in many jurisdictions throughout the world. To our knowledge, none of our activities during the third quarter of 2014 is required to be disclosed pursuant to ITRSHRA, with the following possible exceptions. A non-US subsidiary of Nasdaq, NASDAQ OMX Armenia OJSC, operates the Armenian Stock Exchange and the Central Depository of Armenia, which are regulated by the Central Bank of Armenia under Armenian law. In accordance with the requirements of Armenian law, Mellat Bank SB CJSC, an Armenian entity that is designated under Executive Order 13382, is a market participant on the Armenian Stock Exchange and, as a result, pays participation and transaction fees to the Armenian Stock Exchange. In the third quarter of 2014, the Armenian Stock Exchange received participation and transaction fees from Mellat Bank SB CJSC totaling 702,480 Armenian Dram (the equivalent of approximately $1,706 U.S. Dollars), which represents only 1.62% of all participation and transaction fees collected by the Armenian Stock Exchange during that period. The Armenian Stock Exchange also currently holds a pre-paid deposit of 960,000 Armenian Drams (the equivalent of approximately $2,343 U.S. Dollars) from Mellat Bank SB CJSC for future participation fees. We have voluntarily self-disclosed this matter to the U.S. government and have applied for authorization from the U.S. government to wind-down these activities.

Item 6.Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: November 5, 2014	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: November 5, 2014	By:	/s/ Lee Shavel
	Name:	Lee Shavel
	Title:	Chief Financial Officer and Executive Vice President, Corporate Strategy

Exhibit Index

Exhibit Number

10.1	Form of Nasdaq Restricted Stock Unit Award Certificate (directors).*

10.2	Employment Agreement between Nasdaq and Hans-Ole Jochumsen, made and entered into and effective on August 5, 2014.*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 12 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.

**The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2013; (ii) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2013; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) notes to condensed consolidated financial statements.