Form 10-K
period 2014-12-31
NASDAQ OMX GROUP, INC.
filed 2015-02-17
CIK 1120193

\===

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $4.5 billion (this amount represents approximately 117.6 million shares of The NASDAQ OMX Group, Inc.’s common stock based on the last reported sales price of $38.62 of the common stock on The NASDAQ Stock Market on such date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 2, 2015
Common Stock, $.01 par value per share	168,827,986 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders	Part III

About This Form 10-K

Throughout this Form 10-K, unless otherwise specified:

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

ACES®, AGGREGATION, TRANSPARENCY, CONTROL®, AT-TRADE®, AUTO WORKUP®, AXE®, BWISE®, BX VENTURE MARKET®, CCBN®, CONDICO®, DATAXPRESS®, DIRECTORS DESK®, DIRECTORSDESK®, DREAM IT. DO IT. ®, DX®, E (design)®, E SPEED (design)®, E SPEED (stylized)®, ESPEED®, E-SPEED®, ESPEED (stylized) ®, ESPEED ELITE®, E-SPEED FILING®, EVI®, FINQLOUD®, FTEN®, FTEN 'globe' logo®¸ GENIUM®, GLOBE NEWSWIRE®, GX®, INET®, ITCH®¸ KLEOS®, LIQUIDITYXPRESS®, MARKET INTELLIGENCE DESK®, MARKETSITE®, MYMEDIAINFO®, NASDAQ®, NASDAQ - FINANCIAL®, NASDAQ - FINANCIAL INDEX®, NASDAQ BIOTECHNOLOGY INDEX®, NASDAQ CAPITAL MARKET®, NASDAQ COMPOSITE®, NASDAQ COMPOSITE INDEX®, NASDAQ COMPUTER INDEX®, NASDAQ FINANCIAL-100 INDEX®, NASDAQ GLOBAL MARKET®, NASDAQ GLOBAL SELECT MARKET®, NASDAQ INDUSTRIAL INDEX®, NASDAQ INTERACT®, NASDAQ INTERNET INDEX®, NASDAQ MARKET ANALYTIX®, NASDAQ MARKET CENTER®, NASDAQ MARKET FORCES®, NASDAQ MARKET VELOCITY®, NASDAQ MARKETSITE®, NASDAQ MAX®, NASDAQ MAX MARKET ANALYTIX®, NASDAQ NATIONAL MARKET®, NASDAQ OMX®, NASDAQ OMX ADVANTAGE®, NASDAQ OMX ALPHA INDEXES®, NASDAQ OMX BX®, NASDAQ OMX FUTURES EXCHANGE (& design) ®, NASDAQ OMX GREEN ECONOMY INDEX®, NASDAQ OMX GROUP®, NASDAQ OMX NORDIC®, NASDAQ PRIVATE MARKET® NASDAQ Q-50 INDEX®, NASDAQ TELECOMMUNICATIONS INDEX®, NASDAQ TOTALVIEW®, NASDAQ TRADER®, NASDAQ TRANSPORTATION INDEX®, NASDAQ US ALL MARKET®, NASDAQ VOLATILITY GUARD®, NASDAQ WORKSTATION II®, NASDAQ-100®, NASDAQ-100 EUROPEAN TRACKER®, NASDAQ-100 INDEX®, NASDAQ-100 INDEX TRACKING STOCK®, NDX®, NFX WORLD CURRENCY FUTURES®, NFX XL®, OMXS30®, PHILADELPHIA STOCK EXCHANGE®, PHLX®, PHLX XL®, PIXL®, PORTAL ALLIANCE®, QQQ®, QTARGET®, QVIEW®, RE-THINK®, RISKXPOSURE®, RX®, SIDECAR®, SIGNALXPRESS®, STRUCTURED LIQUIDITY PROGRAM®, SX®, THE NASDAQ STOCK MARKET®, THE STOCK MARKET FOR THE NEXT 100 YEARS®, TOTAL EQUITY SOLUTION®, TRADE REPORTING DATA STORAGE®, TRADEXAMINER®, TRDS®, TX®, ULTRAFEED®, UNITED CURRENCY OPTIONS MARKET®, VX PROXY®, XDE®

To the extent a name, logo or design does not appear on the above list, such lack of appearance does not constitute a waiver of any intellectual property rights that Nasdaq has established in its product or service names or logos, or in product configurations or designs, all of which rights are expressly reserved.

FINRA® and TRADE REPORTING FACILITY® are registered trademarks of the Financial Industry Regulatory Authority, or FINRA.

All other trademarks and servicemarks used herein are the property of their respective owners.

* * * * * *

This Annual Report on Form 10-K includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the

ii

underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Annual Report on Form 10-K for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings and closed-end funds; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Annual Report on Form 10-K for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Annual Report on Form 10-K for IPOs and new listings of equities securities on the Nasdaq Nordic and Nasdaq Baltic exchanges also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

iii

Forward-Looking Statements

The U.S. Securities and Exchange Commission, or SEC, encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains these types of statements. Words such as “may,” “will,” “could,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future expectations as to industry and regulatory developments or business initiatives and strategies, future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•our 2015 outlook;

•the scope, nature or impact of acquisitions, divestitures, investments or other transactional activities;

•the integration of acquired businesses, including accounting decisions relating thereto;

•the effective dates for, and expected benefits of, ongoing initiatives, including strategic, technology, de-leveraging and capital return initiatives;

•our products and services;

•the impact of pricing changes;

•  tax matters;

•the cost and availability of liquidity; and

•any litigation and/or government investigation or action to which we are or could become a party.

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

•government and industry regulation;

•our ability to keep up with rapid technological advances and adequately address security risks;

•the performance and reliability of our technology and technology of third parties;

•our ability to successfully integrate acquired businesses, including the fact that such integration may be more difficult, time consuming or costly than expected, and our ability to realize synergies from business combinations and acquisitions;

"	our ability to continue to generate cash and manage our indebtedness; and

•adverse changes that may occur in the securities markets generally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Item 1A. Risk Factors,” in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Part I

Item 1. Business

Overview

We are a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, access services, data products, financial indexes, capital formation solutions, corporate solutions and market technology products and services. Our technology powers markets across the globe, supporting derivatives trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.

History

Nasdaq was founded in 1971 as a wholly-owned subsidiary of FINRA (then known as the National Association of Securities Dealers, Inc.). Beginning in 2000, FINRA restructured and broadened ownership in Nasdaq by selling shares to FINRA members, investment companies and issuers listed on The NASDAQ Stock Market.

In connection with this restructuring, Nasdaq applied to the SEC to register The NASDAQ Stock Market as a national securities exchange. FINRA fully divested its ownership of Nasdaq in 2006, and The NASDAQ Stock Market became fully operational as an independent registered national securities exchange in 2007. In 2006, Nasdaq also reorganized its operations into a holding company structure. As a result, most of our businesses are operated by our subsidiaries.

On February 27, 2008, Nasdaq and OMX AB combined their businesses and Nasdaq was renamed The NASDAQ OMX Group, Inc. This transformational combination resulted in the expansion of our business from a U.S.-based exchange operator to a global exchange company offering technology that powers our own exchanges and markets as well as many other marketplaces around the world.

Also in 2008, we expanded our business through the acquisitions of the Philadelphia Stock Exchange, Inc. and the Boston Stock Exchange, Incorporated. These acquisitions allowed us to extend our presence in the U.S. derivatives markets and we currently operate three separate U.S. options markets. In addition, we have used the licenses acquired in these acquisitions to launch two additional U.S. cash equity markets.

We also have expanded into the business of trading and clearing commodities products in recent years. In 2008, we acquired the clearing, international derivatives and consulting subsidiaries of Nord Pool ASA, or Nord Pool. As a result of this acquisition, we launched Nasdaq Commodities, which offers energy and carbon derivatives products. In 2010, we acquired a derivatives trading market through the purchase of the remaining businesses of Nord Pool. In July 2012, we acquired NOS Clearing ASA, or NOS Clearing, a leading Norway-based clearinghouse primarily for over-the-counter, or OTC, traded derivatives for the freight market and seafood derivatives market.

In August 2010, we acquired SMARTS Group Holdings Pty Ltd, or SMARTS, a leading technology provider of surveillance solutions to exchanges, regulators and brokers. In two separate transactions in 2012 and 2014, we acquired 100% ownership interest in BWise Beheer B.V. and its subsidiaries, or BWise, a Netherlands-based service provider that offers enterprise governance, risk management and compliance software and services to help companies track, measure and manage key organizational risks. These acquisitions have expanded our Market Technology business.

In recent years, we have significantly grown our Corporate Solutions business, which provides customer support services, products and programs to companies including companies listed on our exchanges, through organic growth and numerous acquisitions. Most recently, in 2013, we acquired the Investor Relations, Public Relations and Multimedia Solutions businesses of Thomson Reuters, or the TR Corporate businesses.

In 2013, we further expanded our Market Services and Information Services businesses by acquiring from BGC Partners, Inc. and certain of its affiliates, or BGC, certain assets and assumed certain liabilities of the eSpeed business, or eSpeed, including the eSpeed brand name and various assets comprising the fully electronic portion of BGC’s benchmark U.S. Treasury brokerage, data and co-location service businesses.

On January 30, 2015, we completed the acquisition of Dorsey, Wright & Associates, LLC, or DWA, a market leader in data analytics, passive indexing and smart beta strategies. DWA is part of our Information Services business.

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

Of our 2014 total revenues less transaction-based expenses of $2,067 million, 39.4% was from our Market Services segment, 11.5% was from our Listing Services segment, 22.9% was from our Information Services segment and 26.2% was from our Technology Solutions segment. Of our 2013 total revenues less transaction-based expenses of $1,895 million, 41.0% was from our Market Services segment, 12.0% was from our Listing Services segment, 23.0% was from our Information Services segment and 24.0% was from our Technology Solutions segment. Of our 2012 total revenues less transaction-based expenses of $1,674 million, 45.4% was from our Market Services segment, 13.4% was from our Listing Services segment, 23.9% was from our Information Services segment and 17.3% was from our Technology Solutions segment.

See Note 19, “Business Segments,” to the consolidated financial statements for additional financial information about our reportable segments and geographic data.

Market Services

Our Market Services segment includes our equity derivative trading and clearing, cash equity trading, fixed income, currency and commodities trading and clearing, and access and broker services businesses. We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETFs. In addition, in some countries where we operate exchanges, we also provide broker services, clearing, settlement and central depository services. Our transaction-based platforms provide market participants with the ability to access, process, display and integrate orders and quotes. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions, providing fee-based revenues.

Equity Derivative Trading and Clearing

In the U.S., we operate three options exchanges, The NASDAQ Options Market, Nasdaq PHLX and Nasdaq BX Options, for the trading of equity options, ETF options, index options and foreign currency options. During the year ended December 31, 2014, our options markets had an average combined market share of approximately 26.9% in the U.S. equity options market, consisting of approximately 16.0% at Nasdaq PHLX, 10.0% at The NASDAQ Options Market and 0.9% at Nasdaq BX Options. Together, our combined market share represented the largest share of the U.S. equity and ETF options market. Our options trading platforms provide trading opportunities to both retail investors, algorithmic trading firms and market makers, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often trade on the floor.

In Europe, Nasdaq Stockholm offers trading in derivatives, such as stock options and futures, index options and futures and fixed-income options and futures. Nasdaq Nordic Clearing offers clearing services for fixed-income options and futures, stock options and futures, index options and futures, and interest rate swaps by serving as the central counterparty, or CCP. Nasdaq Nordic Clearing also operates a clearing service for the resale and repurchase agreement market.

Cash Equity Trading

In the U.S., we operate three cash equity exchanges, The NASDAQ Stock Market, Nasdaq BX and Nasdaq PSX. The NASDAQ Stock Market is the largest single pool of liquidity for trading U.S.-listed cash equities, matching an average of approximately 17.1% of all U.S. cash equity volume for 2014. In 2014, Nasdaq BX matched an average of approximately 2.5% and Nasdaq PSX matched an average of approximately 0.6% of all U.S. cash equity volume.

Our U.S. cash equity exchanges offer trading of both NASDAQ-listed and non-NASDAQ-listed securities. Market participants include market makers, broker-dealers, alternative trading systems, or ATSs, and registered securities exchanges.

In Europe, Nasdaq Nordic operates exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland. The Nordic exchanges offer trading in Nordic securities such as cash equities and depository receipts, warrants, convertibles, rights, fund units and ETFs. Our platform allows the exchanges to share the same trading system, which enables efficient cross-border trading and settlement, cross membership and a single source for Nordic data products. Settlement and registration of cash equity trading takes place in Sweden, Finland, Denmark and Iceland via the local central securities depositories.

Nasdaq Baltic operates exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania). Nasdaq owns Nasdaq Tallinn and has a majority ownership in Nasdaq Vilnius and Nasdaq Riga. In addition, Nasdaq Tallinn owns the central securities depository in Estonia, Nasdaq Riga owns the central securities depository in Latvia, and Nasdaq Helsinki and Nasdaq Vilnius jointly own the central securities depository in Lithuania. We also operate Nasdaq Armenia.

Fixed Income, Currency and Commodities Trading and Clearing

Fixed Income and Currency Trading and Clearing. Our fixed income and currency trading and clearing business includes fixed income activities in the Nordic region, our eSpeed business and Nasdaq NLX.

Nasdaq Nordic provides a wide range of products and services, such as listing, trading, and clearing, for fixed income products in Sweden, Denmark, Finland and Iceland. Nasdaq Stockholm is the largest bond listing venue in the Nordics, with more than 3,000 listed retail and institutional bonds. In addition, Nasdaq Nordic facilitates the trading and clearing of Nordic fixed income derivatives in a unique market structure. Buyers and sellers agree to trades in fixed income derivatives through bilateral negotiations and then report those trades to Nasdaq’s derivatives markets for CCP clearing. The Nasdaq derivatives markets act as the counterparty to both the buyer and seller.

In June 2013, we acquired eSpeed, an electronic platform for trading U.S. Treasuries. The electronic trading platform provides real-time institutional trading of benchmark U.S. Treasury securities, one the of largest and most liquid fixed-income cash markets in the world. Through eSpeed, we provide trading access to the U.S. Treasury securities market with an array of trading instruments to meet various investment goals across the fixed income spectrum.

Nasdaq NLX is a London-based multilateral trading venue that launched in 2013. Nasdaq NLX offers a range of both short-term interest rate and long-term interest rate euro-and sterling-based listed derivative products.

Commodities Trading and Clearing. Nasdaq Commodities is the brand name for Nasdaq’s worldwide suite of commodity-related products and services. The Nasdaq Commodities offerings include power, natural gas and carbon emission markets, tanker and dry cargo freight, fuel oil, seafood derivatives, iron ore, electricity certificates and clearing services. NASDAQ OMX Oslo ASA, which is authorized by the Norwegian Ministry of Finance and supervised by the Norwegian Financial Supervisory Authority, is the commodity derivatives exchange for Nasdaq Commodities. In addition, all trades with Nasdaq Commodities are subject to clearing with Nasdaq Nordic Clearing, which is authorized to conduct clearing operations in Norway by the Norwegian Ministry of Finance. Nasdaq Commodities has over 400 members across a wide range of energy producers and consumers, as well as financial institutions.

Access and Broker Services

Access Services. We provide market participants with a wide variety of alternatives for connecting to and accessing our markets for a fee. Shifting connectivity from proprietary networks to third-party networks has significantly reduced technology and network costs and increased our systems’ scalability while maintaining performance and reliability.

Our marketplaces may be accessed via a number of different protocols used for quoting, order entry, trade reporting, DROP functionality and connectivity to various data feeds. We also offer the NASDAQ Workstation, a browser-based, front-end interface that allows market participants to view data and enter orders, quotes and trade reports. In addition, we offer a variety of add-on compliance tools to help firms comply with regulatory requirements.

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

Listing Services

We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Companies listed on our markets represent a diverse array of industries including, among others, health care, consumer products, telecommunication services, information technology, financial services, industrials and energy. Our main listing markets are The NASDAQ Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges.

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

As of December 31, 2014, a total of 2,782 companies listed securities on The NASDAQ Stock Market, with 1,549 listings on The NASDAQ Global Select Market, 627 on The NASDAQ Global Market and 606 on The NASDAQ Capital Market.

We aggressively pursue new listings from companies, including those undergoing IPOs as well as companies seeking to switch from alternative exchanges. In 2014, The NASDAQ Stock Market attracted 327 new listings. Included in these listings were 189 IPOs, 61% of U.S. IPOs in 2014. The new listings were comprised of the following:

Switches from the New York Stock Exchange, or NYSE, and NYSE MKT.	17
IPOs.................................................................................................	189
Upgrades from OTC...........................................................................	58
ETFs, Structured Products and Other Listings.......................................	63
.......................................................................................Total	327

In 2014, a total of 17 NYSE- or NYSE MKT-listed companies switched to The NASDAQ Stock Market, representing approximately $5 billion in market capitalization, including Office Depot.  In addition, Walgreens, which was previously dually listed on NYSE and The NASDAQ Stock Market, delisted from the NYSE, bringing its approximately $52 billion in market capitalization exclusively to Nasdaq. Finally, in  January 2015, Advanced Micro Devices, representing approximately $2  billion in market capitalization, switched its listing to The NASDAQ Stock Market.

We also offer listings on the exchanges that comprise Nasdaq Nordic and Nasdaq Baltic. For smaller companies and growth companies, we offer access to the financial markets through the Nasdaq First North alternative marketplaces. As of December 31, 2014, a total of 792 companies listed securities on our Nordic and Baltic exchanges and Nasdaq First North.

Our European listing customers include companies, funds and governments. Customers issue securities in the form of cash equities, depository receipts, warrants, ETFs, convertibles, rights, options, bonds or fixed-income related products. In 2014, a total of 72 new companies listed on our Nordic and Baltic exchanges and Nasdaq First North.

Our listing services business also includes The NASDAQ Private Market, LLC, or NPM, a marketplace for private growth companies. We own a majority interest in NPM, which is a joint venture with SharesPost, Inc., or SharesPost, combining Nasdaq’s resources, market and operating expertise with SharesPost’s web-based platform. NPM launched in March 2014.

Information Services

Our Information Services segment includes our Data Products and our Index Licensing and Services businesses.

Data Products

Our data products enhance transparency and provide critical information to professional and non-professional investors. We collect, process and create information and earn revenues as a distributor of our own, as well as select, third-party content. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Our systems enable distributors to gain direct access to our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data. Revenues from data products are subscription-based and are generated primarily based on the number of data subscribers and distributors of our data.

We distribute this proprietary market information to both market participants and non-participants through a number of proprietary products, including NASDAQ TotalView, our flagship market depth quote product. TotalView shows subscribers quotes, orders and total anonymous interest at every price level in The NASDAQ Stock Market for NASDAQ-listed securities and critical data for the Opening, Closing, Halt and IPO Crosses. We also offer TotalView products for our Nasdaq BX and Nasdaq PSX markets.

We operate several other proprietary services and data products to provide market information, including NASDAQ Basic, a low cost Level 1 feed and Ultrafeed, a normalized high speed feed of North American equity, options, futures, indexes and mutual fund data. In addition, eSpeed delivers U.S. Treasury data.

Our data products business also includes revenues from U.S. tape plans. The NASDAQ Stock Market acts as the administrator for the Joint Self-Regulatory Organization Plan Governing the Collection, Consolidation, and Dissemination of Quotation and Transaction Information for NASDAQ-Listed Securities Traded on Exchanges on an Unlisted Trading Privileges Basis, or the UTP Plan. In this role, NASDAQ sells quotation and last sale information for all transactions in NASDAQ-listed securities, whether traded on The NASDAQ Stock Market or other exchanges, to market participants and to data distributors, who then provide the information to subscribers. After deducting costs, as permitted under the revenue sharing provision of the UTP Plan, we distribute the tape revenues to the respective UTP Plan participants, including The NASDAQ Stock Market, Nasdaq BX and Nasdaq PSX, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE MKT-listed securities are reported and disseminated in real- time, and as such, we share in the tape revenues for information on NYSE- and NYSE MKT-listed securities.

The Nasdaq Nordic and Nasdaq Baltic exchanges, as well as Nasdaq Commodities, also offer data products and services. These data products and services provide critical market transparency to professional and non-professional investors who participate in European marketplaces and, at the same time, give investors greater insight into these markets.

European data products and services are based on trading information from the Nasdaq Nordic and Nasdaq Baltic exchanges, as well as Nasdaq Commodities, for the following classes of assets: cash equities, bonds, derivatives and commodities. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information.

Significant European data products include Nordic Equity TotalView, Nordic Derivative TotalView ITCH, and Nordic Fixed Income Level 2.

Finally, we provide index data products based on Nasdaq indexes. Index data products include our Global Index Data Service, which delivers real-time index values throughout the trading day, and Global Index Watch, which delivers weightings and components data, corporate actions and a breadth of additional data.

Index Licensing and Services

Our Index Licensing and Services business is a leading index provider that develops and licenses Nasdaq branded indexes, associated derivatives and financial products. We also provide custom calculation services for third-party clients. License fees for our trademark licenses vary by product based on a percentage of underlying assets, dollar value of a product issuance, number of products or number of contracts traded. We also license cash-settled options, futures and options on futures on our indexes.

Nasdaq indexes are now the basis for 166 exchange traded products with over $99 billion in assets under management. Our flagship index, the NASDAQ-100 Index, includes the top 100 non-financial securities listed on The NASDAQ Stock Market.

We also operate the NASDAQ Global Index Family, which includes approximately 39,000 indexes. The NASDAQ Global Index Family represents more than 98% of the global equity investable marketplace. The family consists of global securities broken down by market segment, region, country, size and sector. The NASDAQ Global Index Family covers 45 countries and 9,000 securities.

On January 30, 2015, we completed the acquisition of DWA, a market leader in data analytics, passive indexing and smart beta strategies. DWA adds to Nasdaq’s robust index portfolio, bringing model-based strategies and analysis to support the financial advisor community, and further strengthens Nasdaq’s position as a leading smart beta index provider in the U.S.

Technology Solutions

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses.

Corporate Solutions

Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges. We help organizations manage the two-way flow of information with their key constituents, including their board members and investors, and with clients and the public through our suite of advanced technology, analytics, and consultative services.

In 2013, we acquired the TR Corporate businesses which were integrated into our Corporate Solutions business.

We provide Corporate Solutions products and services in the following key areas:

•Investor Relations. We offer investor relations content, analytics, advisory services and communications tools. Our solutions make it easier for companies to interact and communicate with analysts and investors while meeting corporate governance and disclosure requirements.

•Public Relations. We offer solutions to help clients identify, reach, monitor and measure their public relations program. We provide traditional and social media contacts data, backed by over 100 research analysts. Our press release distribution, webcasting and media players allow clients to reach global audiences cost-effectively. Our suite of technology solutions and expert analysts help clients monitor key news media for their brand, reputation, products, as well as industry competitors, and measure the success of their communications programs.

•Multimedia Solutions. We offer a range of services to reach internal and external audiences, including webcasting, webinars, media player, and investor relations websites. Our global scale provides regional expertise and local language support as well as proprietary distribution channels and access to our network of publishing partners.

•Governance. We offer a secure collaboration platform for boards of directors or any team collaborating on confidential initiatives. Our solutions protect sensitive data and facilitate productive collaboration, so board members and teams can work faster and more effectively. We also provide enterprise governance, risk and compliance software solutions that harness disparate business processes and content to promote efficiency, transparency and control.

We currently have approximately 10,000 Corporate Solutions clients.

Market Technology

Powering more than 70 marketplaces in 50 countries, our Market Technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers and corporate businesses. Our Market Technology business is the sales channel for our complete global offering to other marketplaces.

Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination to markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to emerging markets in the Middle East, Latin American and Africa. Our marketplace solutions can handle a wide array of assets, including cash equities, equity derivatives, currencies, various interest-bearing securities, commodities and energy products.

Our trading and data solutions are utilized by exchanges, alternative-trading venues, banks and securities brokers with marketplace offerings of their own. In the post-trade stage, we offer integrated systems solutions for clearing (risk management) and settlement (settlement and delivery) of both cash equities and derivatives to clearing organizations around the world.

Nasdaq’s market technology is utilized by, among others, the Australian Securities Exchange, ICAP, Bolsa de Valores de Colombia, The Egyptian Exchange, Hong Kong Exchanges and Clearing, SIX Swiss Exchange, Singapore Exchanges, Tokyo Commodity Exchange, Japan Exchange Group, Bursa Malaysia and SBI Japannext.

A central part of many projects is facility management and systems integration. Through our integration services, we can assume responsibility for projects involving migration to a new system and the establishment of entirely new marketplaces. We also offer operation and support for the applications, systems platforms, networks and other components included in a turn-key information technology solution, as well as advisory services.

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

Technology

Technology plays a key role in ensuring the growth, reliability and regulation of financial markets. In 2014, Nasdaq established a technology risk program to consider the resiliency of critical systems. This program is focused on identifying areas for improvement in systems and implementing changes and upgrades to technology and processes to minimize future risk.

The foundation for Nasdaq’s core technology is INET. The INET technology is used across Nasdaq’s U.S. and European markets. INET is also a key building block of our Market Technology offerings, Genium INET and X-stream INET. Genium INET and X-stream INET both combine innovative functionality with a modular approach to manage change and create new advantages for existing and new customers

We continuously improve our core technology with a focus on improving capacity, reliability, resiliency and market integrity.

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

Competition

Market Services

Equity Derivative Trading and Clearing. In derivatives trading and clearing, competition comes in the form of trading and clearing that takes place OTC, usually through banks and brokerage firms, or through trading and clearing competition with other exchanges.

Our principal competitors for trading options in the U.S. include the Chicago Board Options Exchange, Inc., or CBOE, the International Securities Exchange Holdings, Inc., or ISE, NYSE ARCA, NYSE Amex, BATS Options, MIAX Options, C2 Options Exchange, the BOX Options Exchange Group, LLC and ISE Gemini. Competition is focused on providing market participants with greater functionality, trading system stability, customer service, efficient pricing and speed of execution. The intense competition for exchange traded options results in the need to continuously review our technology offerings and pricing.

Exchange based competition for trading in European derivatives continues to occur mainly where there is competition in trading for the underlying equities and our primary competitors for options on European equities are EUREX Group, or EUREX, ICE Futures Europe, Turquoise and, to a limited extent, the U.S. options exchanges. Such competition is limited to options on a small number of equity securities although these securities tend to be among the most active. In addition to exchange based competition in derivatives, we continue to face competition from OTC derivative markets.

The competitive significance in Europe of varied alternative trading venues is likely to increase in the future, with the regulatory environment in Europe becoming more favorable to alternative trading venues as a result of the reforms required by the update to Markets in Financial Instruments Directive, or MiFID II, and a broader effort to increase competition in financial services. As trading in Europe evolves, competition for trading volumes in derivatives will likely increase. Both current and potential competition require us to constantly reassess our pricing and product offerings in order to remain competitive.

Regulations such as MiFID II, the Markets in Financial Instruments Regulation, or MiFIR, and the European Infrastructure Regulation, or EMIR, are altering competition in the clearing business in Europe. MiFID II and MiFIR both will affect our trading business as they are implemented over the next several years. The EMIR requirements are changing the way we structure and operate our clearing business today as implementation is ongoing and will continue into 2015.

Cash Equity Trading. The cash equity securities markets are intensely competitive. As a result of the conditions in the U.S. and Europe, we experience competition in our core trading activities such as execution services, quoting and trading capabilities, and reporting services. In late 2013, IntercontinentalExchange, or ICE, acquired NYSE Euronext, followed by a spin-off of Euronext in 2014 via an IPO. In addition, BATS and Direct Edge completed their merger in 2014. During 2014, both combined companies focused on their integration activities. In late 2014, IEX applied to register as a national securities exchange and announced its intention to operate quite differently from the manner in which existing exchanges compete. These actions have the potential to affect the competitive environment we face in both the U.S. and Europe.

We compete in the U.S. against ICE, BATS Global Markets, Inc., regional exchanges and ATSs. Competition also comes from broker-dealers and from OTC trading in the U.S. and elsewhere. The U.S. marketplace continues to evolve as less heavily regulated broker-owned trading systems and ATSs, known collectively as dark pools, expand in number and activity. While many of the new entrants may have limited liquidity, some may attract significant levels of cash equity order volume through aggressive pricing, interconnections with other systems, and volume originating with broker-dealer owners and investors.

In Europe, our major competitors include BATS Chi-X Europe, Euronext, Deutsche Börse AG, the London Stock Exchange Group plc, or LSE, and multilateral trading facilities, or MTFs, such as Turquoise. The European landscape is continuing to adapt to the competitive forces released by MiFID II. Throughout Europe, new MTFs have been created with the most prominent MTFs based in the United Kingdom and attracting a significant share of electronically matched volume. MTFs continue to grow their business in shares listed on our Nordic exchanges. Electronic trading systems interested in pursuing block business also remain active in Europe. While the state of competition in Europe remains evolutionary, the level of competition faced by incumbent national exchanges remains intense.

Fixed Income, Currency and Commodities Trading and Clearing. Today, many U.S. fixed-income instruments enjoy some form of electronic trading, but the move to ‘electronify’ the fixed income space is still developing with some products still trading almost exclusively among voice brokers. Expanding the products further in the fixed income space could face competitive forces from the voice broker community or other new electronic platform operators. Currently, other competitors in U.S. Treasury benchmark trading are ICAP’s BrokerTec platform and Dealerweb. While building a U.S. Treasury benchmark trading business is complex, time-consuming and expensive, the risk of competition and declining market share in the space is significant.

Listing Services

Our primary competitor for larger company listings in the U.S. is NYSE. The NASDAQ Stock Market also competes with NYSE MKT for listing of smaller companies. In addition, now that the BATS/Direct Edge merger has been completed, new competition may arise in listings. The NASDAQ Stock Market also competes with local and international markets for listings by both U.S. and foreign companies that choose to list outside of their home country. For example, we compete for listings with exchanges in Europe and Asia, such as LSE and the Hong Kong Stock Exchange.

The listings business in Europe is characterized by the large number of exchanges competing for new or secondary listings. Each country has one or more national exchanges which are often the first choice of companies in each respective country. For those considering an alternative, the European exchanges that attract the most overseas listings are LSE, Euronext, Deutsche Börse and the Nasdaq Nordic exchanges.

In addition to the larger exchanges, companies are able to consider smaller markets and quoting facilities, such as LSE’s Alternative Investment Market, Euronext’s Alternext, Deutsche Börse’s Entry Standard, Borsa Italiana’s Expandi Market, ICAP Securities & Derivatives Exchange, OTC Markets Group and the Over-the-Counter Bulletin Board, or OTCBB. Other exchanges in Sweden include the Nordic Growth Market and Aktietorget, which primarily serve companies with small market capitalizations.

Information Services

Data Products. The data business in the U.S. includes both proprietary and consolidated data products. Proprietary data products are made up exclusively of data derived from each exchange’s systems. Consolidated data products are distributed by SEC-mandated consolidators (one for NASDAQ-listed stocks and another for NYSE and other-listed stocks) that share the revenue among the exchanges that contribute data. In Europe, all data products are proprietary as there is no official data consolidator. Competition in the data business is intense and is influenced by rapidly changing technology and the creation of new product and service offerings.

The sale of our proprietary data products in both the U.S. and Europe is under competitive threat from alternative exchanges and trading venues that offer similar products. Our data business competes with other exchanges and third party vendors in providing information to market participants. Some of our major competitors for proprietary data products are ICE, BATS, ICAP and S&P Dow Jones.

The consolidated data business is under competitive pressure from other securities exchanges that trade NASDAQ-listed securities. Current SEC regulations permit these regional exchanges and FINRA’s Alternative Display Facility to quote and trade NASDAQ-listed securities. The UTP Plan entitles these exchanges, FINRA’s Alternative Display Facility, and the trade reporting facilities to a share of UTP Plan tape fees, based on the formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, The NASDAQ Stock Market similarly competes for the tape fees from the sale of information on NYSE and NYSE MKT-listed securities for those respective tape plans. In recent years, the operations of the consolidated tape plans have received heightened scrutiny from the industry, regulators and policy makers, including calls for competing tape plans.

Index Licensing and Services. Our index licensing and services business faces competition from indexes created by a large number of providers. For example, there are a number of indexes that aim to track the technology sector and thereby compete with the NASDAQ-100 Index and the NASDAQ Composite Index. We face competition from investment banks, dedicated index providers, markets and other product developers in designing products that meet investor needs.

Technology Solutions

Corporate Solutions. The landscape of corporate solutions competitors is varied and highly fragmented. In the investor relations sector, there are many regional competitors with few global providers. However, other exchanges have recently begun to partner or buy assets in order to provide investor relations services to customers alongside their core listing services. The competitive landscape for public relations services includes large providers of traditional wire services, full-service providers that span distribution and targeting, monitoring and analytics, and a large number of regional or niche providers. In multimedia and webcasting, competition is highly fragmented and served by a number of firms who address various needs for enterprise buyers and typically offer managed or self-service capabilities. In governance and secure collaboration, the competitive landscape is bifurcated with few competitors who serve corporate boards and deal teams. We believe customers are increasingly looking for single source providers who can address a broad range of needs within a single platform. Some of the competitors to the corporate solutions business include Ipreo, Cision, PR Newswire, Business Wire, ON24, BoardVantage, Diligent, Intralinks and Merrill Datasite.

Market Technology. The traditional model, where each exchange or exchange-related business developed its own technology internally sometimes aided by consultants, is evolving as many operators recognize the cost savings made possible by buying technology already developed. Two types of competitors are emerging: other exchanges providing solutions, including ICE and LSE, and pure technology providers focused on the exchange industry. These organizations offer a range of off-the-shelf technology including trading, clearing, market surveillance, settlement, depository and information dissemination. They also offer customization and operation expertise. In the market for governance, risk and compliance solutions, there is a wide range of providers addressing the market. Often, solutions are part of larger suites, such as those related to IT management or general business management. The market needs are evolving rapidly, which makes continuous investment a necessity to stay relevant.

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

Nasdaq currently operates three cash equity and three options markets in the United States. We operate The NASDAQ Stock Market and The NASDAQ Options Market pursuant to The NASDAQ Stock Market’s SRO license; Nasdaq BX and Nasdaq BX Options pursuant to Nasdaq BX’s SRO license; and Nasdaq PSX and the Nasdaq PHLX options market pursuant to Nasdaq PHLX’s SRO license. As SROs, each entity has separate rules pertaining to its broker-dealer members and listed companies. Broker-dealers that choose to become members of The NASDAQ Stock Market, Nasdaq PHLX, and/or Nasdaq BX are subject to the rules of those exchanges.

All of our U.S. national securities exchanges are subject to SEC oversight, as prescribed by the Exchange Act, including periodic and special examinations by the SEC. Our exchanges also are potentially subject to regulatory or legal action by the SEC or other interested parties at any time in connection with alleged regulatory violations. We also are subject to Section 17 of the Exchange Act, which imposes record-keeping requirements, including the requirement to make records available to the SEC for examination. We have been subject to a number of routine reviews and inspections by the SEC or external auditors in the ordinary course, and we have been and may in the future be subject to SEC enforcement proceedings. To the extent such actions or reviews and inspections result in regulatory or other changes, we may be required to modify the manner in which we conduct our business, which may adversely affect our business.

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

Pursuant to regulatory services agreements between FINRA and our SROs, FINRA provides certain regulatory services to the markets operated or regulated by The NASDAQ Stock Market, Nasdaq PHLX and Nasdaq BX, including the regulation of trading activity and surveillance and investigative functions. Nevertheless, we have a direct regulatory role in conducting certain real-time market monitoring, certain equity surveillance not involving cross-market activity, most options surveillance, most rulemaking and some membership functions through our MarketWatch department. We refer suspicious trading behavior discovered by our regulatory staff to FINRA for further investigation. Our SROs retain ultimate regulatory responsibility for all regulatory activities performed under regulatory agreements by FINRA, and for fulfilling all regulatory obligations for which FINRA does not have responsibility under the regulatory services agreements.

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

Broker-dealer regulation. Nasdaq’s broker-dealer subsidiaries are subject to regulation by the SEC, the SROs and the various state securities regulators. Nasdaq Execution Services, LLC, or Nasdaq Execution Services, currently operates as our routing broker for sending orders from Nasdaq’s U.S. cash equity and options exchanges to other venues for execution. In June 2013, Execution Access LLC, or Execution Access, a previously inactive broker-dealer and indirect subsidiary of Nasdaq, was repurposed and approved by FINRA to operate as the broker-dealer for our fixed income business, including eSpeed’s electronic trading platform for U.S. Treasuries. NPM Securities, LLC, or NPM Securities, operates an ATS involving primary and secondary transactions in unregistered securities (i.e., securities not listed on a registered securities exchange and not registered under Section 12 of the Exchange Act), including acting as the buyer’s and seller’s agent to facilitate private placement transactions on the ATS. Finally,  NASDAQ Options Services, LLC, which previously served as the routing broker for our U.S. options exchanges, became non-operational and terminated its exchange and clearinghouse memberships in March 2014, although it is still subject to certain regulatory requirements.

Nasdaq Execution Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of The NASDAQ Stock Market, Nasdaq BX, Nasdaq PHLX, BATS-Y Exchange, BATS-Z Exchange, Chicago Stock Exchange, EDGA Exchange, EDGX Exchange, FINRA, NYSE, NYSE MKT and NYSE Arca.

Execution Access is registered as a broker-dealer with the SEC and in 22 states and the U.S. Virgin Islands based on business requirements. Additionally, Execution Access is a FINRA member organization. Execution Access operates a transparent central limit order book known as eSpeed to trade in U.S. Treasury securities. Execution Access is an introducing broker for trades matched on the eSpeed trading platform. The trades, once matched, are submitted to our fully disclosed clearing broker for clearance and settlement.

NPM Securities is registered as a broker-dealer with the SEC and in 2 states based on business requirements. Additionally, NPM Securities is a FINRA member organization. NPM Securities does not hold funds or securities. Funds may be delivered by the buyer to the issuer directly or wired into an escrow account, depending on the requirements of the offering. The issuer or its transfer agent (or other corporate recordkeeper) will provide the buyer with a stock certificate in either physical or book entry form.

The SEC, FINRA and the exchanges adopt rules and examine broker-dealers and require strict compliance with their rules and regulations. The SEC, SROs and state securities commissions may conduct administrative proceedings which can result in censures, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The SEC and state regulators may also institute proceedings against broker-dealers seeking an injunction or other sanction. The SEC and SRO rules cover many aspects of a broker-dealer’s business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, record-keeping, the financing of customers’ purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. All broker-dealers have an SRO that is assigned by the SEC as the broker-dealer’s designated examining authority, or DEA. The DEA is responsible for examining a broker-dealer for compliance with the SEC’s financial responsibility rules. FINRA is the current DEA for Nasdaq Execution Services,  Execution Access and NPM Securities.

As registered broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access and NPM Securities are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s Uniform Net Capital Rule and FINRA rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain withdrawals of capital.

As of December 31, 2014, NASDAQ Execution Services, Execution Access and NPM Securities were in compliance with all of the applicable capital requirements.

Regulatory contractual relationships with FINRA. The NASDAQ Stock Market, Nasdaq PHLX and Nasdaq BX have signed a series of regulatory service agreements covering the services FINRA provides to the respective SROs. Under these agreements, FINRA personnel act as our agents in performing the regulatory functions outlined above, and FINRA bills us a fee for these services. These agreements have enabled us to reduce our headcount while ensuring that the markets for which we are responsible are properly regulated. However, our SROs retain ultimate regulatory responsibility for all regulatory activities performed under these agreements by FINRA.

Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, approved by the SEC with respect to enforcement of common rules relating to common members. Our SROs have entered into several such agreements under which FINRA assumes regulatory responsibility for specifics covered by the agreement, including:

•agreements with FINRA covering the enforcement of common rules, the majority of which relate to the regulation of The NASDAQ Stock Market, Nasdaq BX and the members of these exchanges;

•joint industry agreements with FINRA covering responsibility for enforcement of insider trading rules;

•joint industry agreement with FINRA covering enforcement of rules related to cash equity sales practices and certain other non-market related rules; and

•joint industry agreement covering enforcement of rules related to options sales practices.

Regulation NMS and Options Intermarket Linkage Plan. We are subject to Regulation NMS for our cash equity markets, and our options markets have joined the Options Intermarket Linkage Plan. These are designed to facilitate the routing of orders among exchanges to create a national market system as mandated by the Exchange Act. One of the principal purposes of a national market system is to assure that brokers may execute investors’ orders at the best market price. Both Regulation NMS and the Options Intermarket Linkage Plan require that exchanges avoid trade-throughs, locking or crossing of markets and provide market participants with electronic access to the best prices among the markets for the applicable cash equity or options order.

In addition, Regulation NMS requires that every national securities exchange on which an NMS stock is traded and every national securities association act jointly pursuant to one or more national market system plans to disseminate consolidated information, including a national best bid and national best offer, on quotations for transactions in NMS stocks, and that such plan or plans provide for the dissemination of all consolidated information for an individual NMS stock through a single plan processor. The UTP Plan was filed with and approved by the SEC as a national market system plan in accordance with the Exchange Act and Regulation NMS to provide for the collection, consolidation and dissemination of such information for NASDAQ-listed securities. NASDAQ serves as the processor and administrator for the UTP Plan. As the processor, NASDAQ performs and discharges regulatory functions and responsibilities that are necessary for the members of the UTP Plan to discharge the regulatory functions related to the operation of a national market system that have been delegated to them under the Exchange Act and Regulation NMS. To fulfill its obligations as the processor, NASDAQ has designed, implemented, maintained, and operated a data processing and communications system, hardware, and software and communications infrastructure to provide processing for the UTP Plan.

CFTC Regulation. We also operate NASDAQ Futures, Inc., or NFX, a designated contract market under the Commodity Exchange Act that is subject to regulatory oversight by the U.S. Commodity Futures Trading Commission, or CFTC, an independent agency with the mandate to regulate commodity futures and options markets in the U.S. NFX is anticipated to resume trading operations in 2015.

The Dodd-Frank Wall Street Reform and Consumer Protection Act, or Dodd-Frank Act, also has resulted in increased CFTC regulation of our use of certain regulated derivatives products, as well as the operations of some of our subsidiaries outside the United States and their customers.

European Regulation

Regulation of our markets in the European Union and European Economic Area focuses on issues relating to financial services, listing and trading of securities and market abuse. At the end of 2012, EMIR, a new regulation relating to CCP services and OTC derivatives transactions was adopted. As a consequence of EMIR, Nasdaq Nordic Clearing, like other European CCPs, applied to reauthorize its CCP operations. Nasdaq Nordic Clearing was the first European CCP to be authorized as EMIR compliant when the Swedish Financial Supervisory Authority, or SFSA, approved its application as a CCP under EMIR on March 18, 2014.

MiFID II and MiFIR came into force in 2014. These regulations will primarily affect our European trading businesses as they are implemented over the next few years. Many of the provisions of MiFID II and MiFIR will be implemented through technical standards to be drafted by the European Securities and Markets Authority, or ESMA, and approved by the European Commission. Implementation is ongoing and both MiFID II and MiFIR will apply to the European Union member states by January 2017. As the regulatory environment continues to change and related opportunities arise, we intend to continue product development, and ensure that the exchanges and clearinghouses that comprise Nasdaq Nordic and Nasdaq Baltic maintain favorable liquidity and offer efficient trading.

The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulation. In Sweden, general supervision of the Nasdaq Stockholm exchange is carried out by the SFSA, while Nasdaq Nordic Clearing’s role as CCP in the clearing of derivatives is overseen by the SFSA and the Swedish central bank (Riksbanken). Additionally, as a function of the Swedish two-tier supervisory model, certain surveillance in relation to the exchange market is carried out by us, acting through our surveillance division.

Nasdaq Stockholm’s exchange activities are regulated primarily by the Swedish Securities Markets Act 2007:528, or SSMA, which sets up basic requirements regarding the board of the exchange and its share capital, and which also outlines the conditions on which exchange licenses are issued. The SSMA also provides that any changes to the exchange’s articles of association following initial registration must be approved by the SFSA. Nasdaq Nordic Clearing holds the license as a CCP.

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

The regulatory environment in the other Nordic and Baltic countries in which a Nasdaq entity has a trading venue is broadly similar to the regulatory environment in Sweden. Since 2005, there has been cooperation between the SFSA and the main supervisory authorities in Iceland, Norway, Denmark and Finland, which looks to safeguard effective and comprehensive supervision of the exchanges comprising Nasdaq Nordic and the systems operated by it, and to ensure a common supervisory approach.

Confidence in capital markets is paramount for trading to function properly. Nasdaq Nordic carries out market surveillance through an independent unit that is separate from the business operations. The surveillance work is organized into two functions: one for the listing of instruments and surveillance of companies (issuer surveillance) and one for surveillance of trading (trading surveillance). The real-time trading surveillance for the Finnish, Icelandic, Danish and Swedish markets has been centralized to Stockholm. In addition, there are special personnel who carry out surveillance activities at each of the three Baltic exchanges and at NASDAQ OMX Oslo ASA with respect to the trading of commodities derivatives. In Sweden and Finland, decisions to list new companies are made by the president of the exchange, a duty delegated by the board of each exchange.

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

Employees

As of December 31, 2014, Nasdaq had 3,687 employees, including staff employed at consolidated entities where we have a controlling financial interest.

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

Our website is www.nasdaqomx.com. Information on our website is not a part of this Form 10-K. We will make available free of charge on our website, or provide a link to, our Forms 10-K, Forms 10-Q and Forms 8-K and any amendments to these documents, that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. To access these filings, go to Nasdaq’s website and click on “Investor Relations,” then under “Financial Information” click on “SEC Filings.”

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

Risks Relating to our Business

Our industry is highly competitive.

We face intense competition from other exchanges and markets for market share of trading activity and listings. In addition, our data products, index licensing, corporate solutions and market technology businesses face significant competition from other market participants. This competition includes both product and price competition and has continued to increase as a result of the creation of new execution and listing venues in the United States and Europe. Increased competition may result in a decline in our share of trading activity, listings and demand for the products we offer, thereby adversely affecting our operating results.

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

We also compete globally with other regulated exchanges and markets, ATSs, MTFs and other traditional and non-traditional execution venues. Some of these competitors also are our customers. Our exchange competitors include ICE, LSE, Deutsche Börse and a number of other exchanges in the U.S. and around the world. These exchanges offer a range of services comparable to those offered by our exchanges and generally compete with us in providing trade executions, trade reporting, data products, listings, regulation, index, and technology services. Public ATSs in the U.S. and MTFs in Europe are broker-dealer operated systems that offer trade execution services, typically at very low cost. Other competing execution venues include broker-dealer owned systems such as dark pools and internalization engines that may or may not be registered as ATSs or MTFs. Like ATSs and MTFs, these venues also compete with us by offering low cost executions and differ from public ATSs and MTFs in the degree of transparency they offer and in restrictions on who may access these systems.

Competitors may develop market trading platforms that are more competitive than ours. Competitors may enter into strategic partnerships, mergers or acquisitions that could make their trading, listings, clearing or data businesses more competitive than ours. In November 2013, ICE completed its acquisition of NYSE Euronext, and in 2014, ICE spun off Euronext via an IPO. In early 2014, BATS merged with Direct Edge, creating a holding company with four equity platforms that currently execute roughly the same amount of volume as Nasdaq’s three U.S. equity platforms. During 2014, both combined companies focused on their integration activities, which have the potential to affect the competitive environment we face in both the U.S. and Europe. If we are unable to compete successfully in this environment, our business, financial condition and operating results will be adversely affected.

Price competition has affected and could continue to affect our business.

We face intense price competition in all areas of our business. In particular, the trading industry is characterized by intense price competition. We have in the past lowered prices, and in the U.S., increased rebates for trade executions to attempt to gain or maintain market share. These strategies have not always been successful and have at times hurt operating performance. Additionally, we have also been, and may once again be, required to adjust pricing to respond to actions by competitors, which could adversely impact operating results. We are also subject to potential price competition from new competitors and from new and existing regulated markets and MTFs. We also compete with respect to the pricing of data products and with respect to products for pre-trade book data and for post-trade last sale data. In the future, our competitors may offer rebates for quotes and trades on their systems. In addition, our listing, index licensing and technology solutions pricing is subject to competitive pressures. If we are unable to compete successfully in respect to the pricing of our services and products, our business, financial condition and operating results may be adversely affected.

Economic conditions and market factors, which are beyond our control, may adversely affect our business and financial condition.

Our business performance is impacted by a number of factors, including general economic conditions in both the U.S. and Europe, market volatility, and other factors that are generally beyond our control. To the extent that global or national economic conditions weaken, our business is likely to be negatively impacted. Adverse market conditions could reduce customer demand for our services and the ability of our customers, lenders and other counterparties to meet their obligations to us. Poor economic conditions may result in a decline in trading volume, deterioration of the economic welfare of our listed companies and a reduction in the demand for our products, including our data products, indexes, corporate solutions and market technology. Trading volume is driven primarily by general market conditions and declines in trading volume may affect our market share and impact our pricing. In addition, our Market Services businesses receive revenues from a relatively small amount of customers concentrated in the financial industry, so any event that impacts one or more customers or the financial industry in general could impact our revenues.

The number of listings on our markets is primarily influenced by factors such as investor demand, the global economy, available sources of financing, and tax and regulatory policies. Adverse conditions may jeopardize the ability of our listed companies to comply with the continued listing requirements of our exchanges.

Data products revenues also may be significantly affected by global economic conditions. Professional subscriptions to our data products are at risk if staff reductions occur in financial services companies, which could result in significant reductions in our professional user revenue. In addition, adverse market conditions may cause reductions in the number of non-professional investors with investments in the market.

A reduction in trading volumes, market share of trading, the number of our listed companies, or demand for data products or technology products due to economic conditions or other market factors could adversely affect our business, financial condition and operating results.

A decline in trading and clearing volume and market share will decrease our trading and clearing revenues.

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

If our total market share in securities continues to decrease relative to our competitors, our venues may be viewed as less attractive sources of liquidity. If growth in overall trading volume of these securities does not offset continued declines in our market share, or if our exchanges are perceived to be less liquid, then our business, financial condition and operating results could be adversely affected.

Since some of our exchanges offer clearing services in addition to trading services, a decline in market share of trading could lead to a decline in clearing revenues. Declines in market share also could result in issuers viewing the value of a listing on our exchanges as less attractive, thereby adversely affecting our listing business. Finally, declines in market share of NASDAQ-listed securities could lower NASDAQ’s share of tape pool revenues under the consolidated data plans, thereby reducing the revenues of our data products business.

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

Our systems and operations are vulnerable to damage or interruption from security breaches, hacking, data theft, denial of service attacks, human error, natural disasters, power loss, fire, sabotage, terrorism, computer viruses, intentional acts of vandalism and similar events. Given our position in the global securities industry, we may be more likely than other companies to be a direct target, or an indirect casualty, of such events. In February 2011, we announced that, through our normal security monitoring systems, we detected suspicious files on our U.S. servers. Following this incident, we implemented a number of new technical controls and other initiatives to enhance our information security.

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

In connection with the IPO by Facebook on May 18, 2012, systems issues were experienced at the opening of trading of Facebook shares. Certain of our members may have been disadvantaged by such systems issues, which have subsequently been remedied. We announced a program for voluntary accommodations to qualifying members, which was approved by the SEC in March 2013, and we paid all valid claims submitted through the program in December 2013. As a result of the systems issues, we have been sued by retail investors and trading firms in certain putative class actions, many of which have been consolidated into a single action, as well as in five other lawsuits by individual investors. The plaintiffs have asserted claims for negligence, gross negligence, fraud, and violations of Section 20(a) of the Exchange Act and Rule 10b-5, promulgated under the Exchange Act. In addition, a member organization filed a demand for arbitration seeking indemnification for alleged losses associated with the Facebook IPO. We believe that these lawsuits and arbitration demand are without merit and intend to defend them vigorously.

In addition, as previously disclosed, the SEC completed an investigation into the Facebook matter. Pursuant to our offer of settlement, which the SEC accepted, our subsidiaries, The NASDAQ Stock Market LLC and NASDAQ Execution Services LLC, agreed to implement several measures aimed at preventing future violations of the Exchange Act and the rules and regulations promulgated thereunder. We fully implemented and provided the SEC with a certification of our compliance with these undertakings by December 31, 2013 as agreed. In addition, The NASDAQ Stock Market LLC paid a $10 million penalty to the United States Treasury.

While we are unable to predict the outcome of the pending litigation or arbitration, an unfavorable outcome in one or more of these matters could have a material adverse effect on us. Pending the resolution of these matters, we expect to incur significant additional expenses in defending the arbitration and lawsuits.

Technology issues relating to our role as exclusive processor for NASDAQ-listed stocks could affect our business.

On August 22, 2013, we experienced an outage in the exclusive processor system we maintain and operate on behalf of all exchanges that trade NASDAQ stocks that resulted in a market-wide trading halt lasting approximately three hours. Following this system outage, the SEC and others evaluated all infrastructure that is critical to the national market system, including the processor systems. We proposed upgrades designed to make those systems more robust and resilient, and through a series of decisions in 2013 and 2014, the measures related to the NASDAQ-listed stock processor have been approved by the UTP Operating Committee. As a result, the resiliency of the processor system has been significantly improved. If, despite these improvement measures, future outages occur or the processor systems fail to function properly while we are operating the systems, it could have an adverse effect on our business, reputation, financial condition or operating results.

We may not be able to successfully integrate acquired businesses, which may result in an inability to realize the anticipated benefits of our acquisitions.

In May 2013, we acquired the TR Corporate businesses, and in June 2014, we acquired eSpeed. In 2014, we acquired the remaining 28% ownership interest in BWise, and in early 2015, we acquired DWA. We must rationalize, coordinate and integrate the operations of these and other acquired businesses. This process involves complex technological, operational and personnel-related challenges, which are time-consuming and expensive and may disrupt our business. The difficulties, costs and delays that could be encountered may include:

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

We face risks when launching new products,  initiatives and platforms.

We intend to launch new products and initiatives and continue to explore and pursue opportunities to strengthen our business and grow our company. For example, in 2013, we launched Nasdaq NLX, and in 2014, we launched NPM. We may spend substantial time and money developing new products and initiatives. If these products and initiatives are not successful, we may not be able to offset their costs, which could have an adverse effect on our business, financial condition and operating results.

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

We depend on the availability of adequate capital to maintain and develop our business. Although we believe that we can meet our current capital requirements from internally generated funds, cash on hand and available borrowings under our revolving credit facility, if the capital and credit markets experience volatility, access to capital or credit may not be available on terms acceptable to us or at all. Limited access to capital or credit in the future could have an impact on our ability to refinance debt, maintain our credit rating, meet our regulatory capital requirements, engage in strategic initiatives, make acquisitions or strategic investments in other companies or react to changing economic and business conditions. If we are unable to fund our capital or credit requirements, it could have an adverse effect on our business, financial condition and operating results.

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

Should we need to raise funds through issuing additional equity, our equity holders will suffer dilution. Should we need to raise funds through incurring additional debt, we may become subject to covenants even more restrictive than those contained in our revolving credit facility, the indentures governing our notes and our other debt instruments. Furthermore, if adverse economic conditions occur, we could experience decreased revenues from our operations which could affect our ability to satisfy financial and other restrictive covenants to which we are subject under our existing indebtedness.

We operate in a highly regulated industry and may be subject to censures, fines and enforcement proceedings if we fail to comply with regulatory obligations.

We operate in a highly regulated industry and are subject to extensive regulation in the U.S. and Europe. The securities trading industry is subject to significant regulatory oversight and could be subject to increased governmental and public scrutiny in the future in response to global conditions and events. In the U.S., our markets and broker-dealer subsidiaries are regulated by the SEC, FINRA and/or CFTC and, in the Nordics, Baltics and U.K., our markets are subject to local and/or European Union regulation. As a result, our regulated markets are subject to audits, investigations, administrative proceedings and enforcement actions relating to compliance with applicable rules and regulations. Regulators have broad powers to impose fines, penalties or censure, issue cease-and-desist orders, prohibit operations, revoke licenses or registrations and impose other sanctions on our exchanges, broker-dealers and markets for violations of applicable requirements.

In 2013, the SEC completed an investigation into the Facebook matter and accepted our offer of settlement which included a monetary penalty and an agreement to implement certain measures aimed at preventing future violations of the Exchange Act and the rules and regulations promulgated thereunder. In the future, we could be subject to SEC or other regulatory investigations or enforcement proceedings that could result in substantial sanctions, including revocation of our operating licenses. Any such investigations or proceedings, whether successful or unsuccessful, could result in substantial costs, the diversion of resources, including management time, and potential harm to our reputation, which could have a material adverse effect on our business, results of operations or financial condition. In addition, our exchanges could be required to modify or restructure their regulatory functions in response to any changes in the regulatory environment, or they may be required to rely on third parties to perform regulatory and oversight functions, each of which may require us to incur substantial expenses and may harm our reputation if our regulatory services are deemed inadequate.

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

In addition, our registered broker-dealer subsidiaries are subject to regulation by the SEC, FINRA and other SROs. These subsidiaries are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. The SEC and FINRA impose rules that require notification when a broker-dealer’s net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s Uniform Net Capital Rule and FINRA rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain withdrawals of capital. Any failure to comply with these broker-dealer regulations could have a material adverse effect on the operation of our business, financial condition and operating results.

Our non-U.S. business is subject to regulatory oversight in all the countries in which we operate regulated businesses, such as exchanges or central securities depositories. The countries in which we currently operate or share ownership in regulated businesses include Sweden, Finland, Denmark, Iceland, Estonia, Lithuania, Latvia, Norway, Armenia, the Netherlands and the United Kingdom. In all the aforementioned countries, we have received authorization from the relevant authorities to conduct our regulated business activities. The authorities may revoke this authorization if we do not suitably carry out our regulated business activities. The authorities are also entitled to request that we adopt measures in order to ensure that we continue to fulfill the authorities’ requirements.

Furthermore, certain of our customers operate in a highly regulated industry. Regulatory authorities could impose regulatory changes that could impact the ability of our customers to use our exchanges. The loss of a significant number of customers or a reduction in trading activity on any of our exchanges as a result of such changes could have a material adverse effect on our business, financial condition and operating results.

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

In November 2014, the SEC adopted Regulation Systems Compliance and Integrity, or Regulation SCI, a set of rules designed to strengthen the technology infrastructure of the U.S. securities markets. Regulation SCI applies to national securities exchanges, operators of certain ATSs, market data information providers and clearing agencies, subjecting these entities to extensive new compliance obligations, with the goals of reducing the occurrence of technical issues that disrupt the securities markets and improving recovery time when disruptions occur. Also, in 2012, the SEC required national securities exchanges and FINRA to establish a market-wide consolidated audit trail (CAT) to improve regulators’ ability to monitor trading activity. We are currently working with FINRA and the other national securities exchanges in developing a plan to create a consolidated audit trail.

The European Parliament continues its review of MiFID II that could affect our operations in Europe. In addition, actions on any of the specific regulatory issues currently under review in the U.S. and Europe such as SRO status, short selling, co-location, algorithmic (high-frequency) trading, market halts, the data products business, derivatives clearing, market transparency, taxes on stock transactions, restrictions on proprietary trading by certain of our customers and other related proposals could have a material impact on our business. In the U.S., the CFTC and SEC also will continue to take actions to fully implement the Dodd-Frank Act, a comprehensive banking and financial services reform package.

While we support regulatory efforts to review and improve the structure, resilience and integrity of the markets, the adoption of these proposed regulatory changes and future reforms could impose significant costs and obligations on the operation of our U.S. exchanges and processor systems and have other impacts on our business.

Regulatory changes or future court rulings may have an adverse impact on our revenue from proprietary data products.

Regulatory and legal developments could reduce the amount of revenue that we earn from our proprietary data products. In the U.S., we generally are required to file with the SEC to establish or modify the fees that we charge for our data products. In recent years, certain industry groups have objected to the ability of exchanges to charge for certain data products. We have defeated two challenges in federal appeals court but an additional challenge is currently pending at the SEC. If the results of that challenge are detrimental to our U.S. exchanges’ ability to charge for data products, there could be a negative impact on our revenues. We cannot predict whether, or in what form, any regulatory changes will be implemented, or their potential impact on our business. A determination by the SEC, for example, to link data fees to marginal costs, to take a more active role in the data rate-setting process, or to reduce the current levels of data fees could have an adverse effect on our data products revenues.

Our European exchanges currently offer data products to customers on a non-discriminatory and reasonable commercial basis. It is expected that the future MiFID II directive will result in a definition of the term “reasonable commercial basis”. There is a risk that the final wording of this definition may influence the fees for European data products adversely. In addition any future actions by the European Commission or European court decisions could affect our ability to offer data products in the same manner that we do today thereby causing an adverse effect on our data products revenues.

Stagnation or decline in the initial public offering market could have an adverse effect on our revenues.

The market for initial public offerings is dependent on the prosperity of companies and the availability of risk capital. Stagnation or decline in the initial public offering market will impact the number of new listings on The NASDAQ Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges, and thus our related revenues. We recognize revenue from new listings on The NASDAQ Stock Market on a straight-line basis over an estimated six-year service period. As a result, a stagnant market for initial public offerings could cause a decrease in deferred revenues for future years. Furthermore, as initial public offerings are typically actively traded following their offering date, a prolonged decrease in the number of initial public offerings could negatively impact the growth of our transactions revenues.

Any reduction in our credit rating could increase the cost of our funding from the capital markets.

Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us and their ratings of our long-term debt are based on a number of factors, including our financial strength as well as factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. A reduction in credit ratings would also result in increases in the cost of our outstanding debt as the interest rate on the outstanding amounts under our revolving credit facility, our 5.25% senior notes due 2018, our 3.875% senior notes due 2021, and our 4.25% senior notes due 2024 fluctuates based on our credit ratings.

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

•the quality of our products, including the reliability of our transaction-based business, the accuracy of the quote and trade information provided by our data products business and the accuracy of calculations used by our Global Index Group for indexes and unit investment trusts;

•the quality of our disclosure controls or internal controls over financial reporting, including any failures in supervision;

•extreme price volatility on our markets;

•any negative publicity surrounding our listed companies; and

•any misconduct, fraudulent activity or theft by our employees or other persons formerly or currently associated with us.

Damage to our reputation could cause some issuers not to list their securities on our exchanges, as well as reduce the trading volume on our exchanges or cause us to lose customers in our data products, index, corporate solutions or market technology businesses. This, in turn, may have a material adverse effect on our business, financial condition and operating results.

We may incur goodwill, intangible asset or other long-lived asset impairment charges in the future.

Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2014, goodwill totaled approximately $5.5 billion and intangible assets, net of accumulated amortization, totaled approximately $2.1 billion. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

We assess goodwill and intangible assets as well as other long-lived assets, including equity method investments, property and equipment and other assets for impairment by applying a fair value based test by analyzing historical performance, capital requirements and projected cash flows on an annual basis or more frequently if indicators of impairment arise. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate cash flows. Although there are inherent uncertainties in this assessment process, the estimates and assumptions we use are consistent with our internal planning. There was no impairment of goodwill for the years ended December 31, 2014, 2013 and 2012. However, disruptions to our business, such as economic weakness and unexpected significant declines in operating results, may result in an impairment charge related to our goodwill, intangible assets or other long-lived assets in the future. A significant impairment charge in the future could have a material adverse effect on our operating results.

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

Additionally, since borrowings under our revolving credit facility bear interest at variable rates, any increase in interest rates on debt that we have not fixed using interest rate hedges will increase our interest expense and reduce our cash flow. Other than variable rate debt, we believe our business has relatively large fixed costs and low variable costs, which magnifies the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a relatively larger impact on operating results. A substantial portion of our operating expenses will be related to personnel costs, regulation and corporate overhead, none of which can be adjusted quickly and some of which cannot be adjusted at all. Our operating expense levels will be based on our expectations for future revenue. If actual revenue is below management’s expectations, or if our expenses increase before revenues do, both revenues less transaction-based expenses and operating results would be materially and adversely affected. Because of these factors, it is possible that our operating results or other operating metrics may fail to meet the expectations of stock market analysts and investors. If this happens, the market price of our common stock may be adversely affected.

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

In addition, one of our broker-dealer subsidiaries, Execution Access, has a clearing arrangement with Cantor Fitzgerald & Co., or Cantor Fitzgerald. As of December 31, 2014, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation, or FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Some of the non-FICC counterparties are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk. Although we believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies, no guarantee can be provided that these arrangements will at all times be sufficient.

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

Our indebtedness as of December 31, 2014 was approximately $2.3 billion. We also may borrow up to an additional $627 million under our revolving credit facility.

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

In addition, we must comply with the covenants in our revolving credit facility. Among other things, these covenants restrict our ability to grant liens, incur additional indebtedness, pay dividends and conduct transactions with affiliates. Failure to meet any of the covenant terms of our revolving credit facility could result in an event of default. If an event of default occurs, and we are unable to receive a waiver of default, our lenders may increase our borrowing costs, restrict our ability to obtain additional borrowings and accelerate all amounts outstanding. Our revolving credit facility allows us to pay cash dividends on our common stock as long as certain leverage ratios are maintained.

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

Some of our other liability risks arise under the laws and regulations relating to the tax, intellectual property, anti-money laundering, technology export, foreign asset controls and foreign corrupt practices areas. Liability could also result from disputes over the terms of a trade, claims that a system failure or delay cost a customer money, claims we entered into an unauthorized transaction or claims that we provided materially false or misleading statements in connection with a securities transaction. As we intend to defend any such litigation actively, significant legal expenses could be incurred. Although we carry insurance that may limit our risk of damages in some cases, we still may sustain uncovered losses or losses in excess of available insurance that would affect our financial condition and results of operations.

We have self-regulatory obligations and also operate for-profit businesses, and these two roles may create conflicts of interest.

We have obligations to regulate and monitor activities on our markets and ensure compliance with applicable law and the rules of our markets by market participants and listed companies. In the U.S., some have expressed concern about potential conflicts of interest of “for-profit” markets performing the regulatory functions of an SRO. Although our U.S. cash equity and options exchanges outsource a substantial portion of their market regulation functions to FINRA, we do perform regulatory functions and bear regulatory responsibility related to our listed companies and our markets. Any failure by us to diligently and fairly regulate our markets or to otherwise fulfill our regulatory obligations could significantly harm our reputation, prompt SEC scrutiny and adversely affect our business and reputation.

Our Nordic and Baltic exchanges also monitor trading and compliance with listing standards. They monitor the listing of cash equities and other financial instruments. The prime objective of such monitoring activities is to promote confidence in the exchanges among the general public and to ensure fair and orderly functioning markets. The monitoring functions within the Nasdaq Nordic and Nasdaq Baltic exchanges are the responsibility of the surveillance departments or other surveillance personnel. The surveillance departments or personnel are intended to strengthen the integrity of and confidence in these exchanges and to avoid conflicts of interest. Any failure to diligently and fairly regulate the Nordic and Baltic exchanges could significantly harm our reputation, prompt scrutiny from regulators and adversely affect our business and reputation.

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

•increased operating costs;

•the diversion of our management team from other operations;

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

The operations of our non-U.S. business are subject to the risk inherent in international operations, including but not limited to, risks with respect to operating in Iceland, the Baltics, Armenia, the Middle East, Africa and Asia. Some of these economies may be subject to greater political, economic and social uncertainties than countries with more developed institutional structures. Political, economic or social events or developments in one or more of these countries could adversely affect our operations and financial results.

Because we have operations in several countries, we are exposed to currency risk.

We have operations in the U.S., the Nordic and Baltic countries, the U.K., Australia and many other foreign countries. We therefore have significant exposure to exchange rate movements between the Swedish Krona, Norwegian Krone, Euro, British Pound , Australian Dollar and other foreign currencies towards the U.S. dollar. Significant inflation or disproportionate changes in foreign exchange rates with respect to one or more of these currencies could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary or tax policy or changes in local interest rates. These exchange rate differences will affect the translation of our non-U.S. results of operations and financial condition into U.S. dollars as part of the preparation of our consolidated financial statements.

If our risk management methods are not effective, our business, reputation and financial results may be adversely affected.

We have methods to identify, monitor and manage our risks, including oversight of risk management by Nasdaq’s Global Risk Steering Committee, which is comprised of employees of Nasdaq. However, these methods may not be fully effective. Some of our risk management methods may depend upon evaluation of information regarding markets, customers or other matters. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. If our methods are not effective or we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected.

Charges to earnings resulting from acquisition, restructuring and integration costs may materially adversely affect the market value of our common stock.

In accordance with U.S. GAAP, we are accounting for the completion of our acquisitions using the purchase method of accounting. We are allocating the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the acquisitions, recording the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by U.S. GAAP including the following:

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

In 2013 and 2014, our board of directors declared quarterly cash dividend payments on our outstanding common stock. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by Nasdaq’s board of directors. The board’s determination to declare dividends will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant. Based on an evaluation of these factors, the board of directors may determine not to declare future dividends at all or to declare future dividends at a reduced amount. Accordingly, there can be no guarantee that we will pay future dividends to our stockholders.

The market price of our common stock could be negatively affected by sales of substantial amounts of our common stock in the public markets.

Sales of a substantial number of shares of our common stock in the public markets, or the perception that these sales might occur, could cause the market price of our common stock to decline or could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities. As of December 31, 2014, there were 168,795,263 shares of our common stock outstanding. All of our common stock is freely transferable, except shares held by our “affiliates,” as defined in Rule 144 under the Securities Act.

The number of freely transferable shares of our common stock will increase upon any exercise of outstanding options pursuant to Nasdaq’s Equity Incentive Plan, or Equity Plan. There were 3,316,782 options exercisable as of December 31, 2014 at a weighted average exercise price of $27.56.

Provisions of our certificate of incorporation, by-laws, exchange rules (including provisions included to address SEC concerns) and governing law could delay or prevent a change in control of us and entrench current management.

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

•do not permit stockholders to act by written consent;

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

Finally, many of the European countries where we operate regulated entities require prior governmental approval before an investor acquires 10% or greater of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The following is a description of our principal properties.

Location	Use	Size (approximate, in square feet)	Type of possession
New York, New York...............................................	Location of MarketSite	25,000	Lease
New York, New York...............................................	U.S. headquarters	115,000	Subleased from FINRA with 17,931 square feet leased back to FINRA
New York, New York...............................................	General office space	53,000	Subleased to third parties
New York, New York...............................................	General office space	48,000	Lease
Philadelphia, Pennsylvania.........................................	Location of Nasdaq PHLX	94,000	Lease
Rockville, Maryland.................................................	General office space	48,000	Lease
Shelton, Connecticut.................................................	General office space	29,000	Lease
Stockholm, Sweden.................................................	European headquarters	296,000	Lease
London, England.......................................................	General office space	71,000	Subleased to third parties
London, England.......................................................	General office space	30,600	Lease
Helsinki, Finland.......................................................	General office space	19,800	Lease
Copenhagen, Denmark...............................................	General office space	23,900	Lease

We also maintain local headquarters in each of the other countries where we operate an exchange and office space in countries in which we conduct sales and operations, including Armenia, Australia, Belgium, Canada, China, Estonia, France, Germany, Hong Kong, Iceland, India, Italy, Japan, Latvia, Lithuania, Netherlands, Norway, Philippines, Singapore, South Korea and Spain.

In addition to the above, we currently lease administrative, sales and disaster preparedness facilities in California, Colorado, Illinois, Massachusetts, Missouri, Oregon, Texas and Washington, DC.

Generally, our properties are not earmarked for use by a particular segment. Instead, most of our properties are used by two or more segments. We believe the facilities we occupy are adequate for the purposes for which they are currently used and are well-maintained. As of December 31, 2014, approximately 308,420 square feet of space was available for sublease.

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

We also are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Exchange Act and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. We filed a motion to dismiss the amended complaint on November 3, 2014.  In response, the plaintiffs filed a second amended complaint on November 24, 2014, which names the same defendants and alleges essentially the same violations. We then filed a motion to dismiss the second amended complaint on January 23, 2015. On January 9, 2015, the court consolidated this case in a multi-district litigation proceeding under the heading In re Barclays Liquidity Cross and High Frequency Trading Litigation, 14-md-02589 (S.D.N.Y). The consolidated cases bring claims against Barclays PLC and Barclays Capital alleging that certain marketing materials about Barclays LX contained false or misleading statements. Although the Providence matter has been consolidated with the Barclays matter, separate motions to dismiss will be filed for each case. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

In addition, we are named as one of many exchange defendants in Lanier v. BATS Exchange Inc., et al., 14 Civ. 3745 (S.D.N.Y.), Lanier v. BATS Exchange Inc., et al., 14 Civ. 3865 (S.D.N.Y.), and Lanier v. Bats Exchange Inc., 14 Civ. 3866 (S.D.N.Y.), which were filed between May 23, 2014 and May 30, 2014 in the United States District Court for the Southern District of New York. The plaintiff is the same in each of these cases, and the three complaints contain substantially similar allegations. On behalf of a putative class of subscribers for market data provided by national exchanges, the plaintiff alleges that the exchanges provided data more quickly to certain market participants than to others, supposedly in breach of the exchanges’ plans for dissemination of market data and subscriber agreements executed under those plans. The complaint asserts contractual theories under state law based on these alleged breaches. On September 29, 2014, we filed a motion to dismiss the complaints. The court heard oral argument on the motion on January 16, 2015.  A decision remains pending. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

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

The following chart lists the quarterly high and low sales prices for shares of our common stock for fiscal years 2014 and 2013. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

	High	Low
Fiscal 2014
Fourth quarter.............................................................................	$ 49.71	$ 38.43
Third quarter...............................................................................	44.33	38.31
Second quarter.............................................................................	39.24	33.49
First quarter.................................................................................	41.25	36.36
Fiscal 2013
Fourth quarter.............................................................................	$ 40.64	$ 31.76
Third quarter...............................................................................	34.41	29.51
Second quarter.............................................................................	33.43	27.47
First quarter.................................................................................	32.89	25.27

As of February 2, 2015, we had approximately 517 holders of record of our common stock. As of February 2, 2015, the closing price of our common stock was $46.81.

Dividends

In each of the second, third and fourth quarters of 2014, the Company paid a  quarterly cash dividend of $0.15 per share and in the first quarter of 2014 and each quarter in 2013, the Company paid a quarterly cash dividend of $0.13 per share on our outstanding common stock. We expect to pay quarterly cash dividends in the future, subject to approval by the board of directors.

Issuer Purchases of Equity Securities

Share Repurchase Programs

In the third quarter of 2012, our board of directors authorized the repurchase of up to $300 million of our outstanding common stock, and in the fourth quarter of 2014, our board of directors authorized the repurchase of up to an additional $500 million of our outstanding common stock. These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases are funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time.

During 2014, we repurchased 4,592,194 shares of our common stock at an average price of $38.85, for an aggregate purchase price of $178 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of December 31, 2014, the remaining amount authorized for share repurchases under the program was $537 million.

Employee Transactions

During the fiscal quarter ended December 31, 2014, we purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of certain equity grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended December 31, 2014:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 2014
Share repurchase program	1,024,165	$41.64	1,024,165	$552
Employee transactions	2,495	$41.68	N/A	N/A

November 2014
Share repurchase program	347,500	$43.34	347,500	$537
Employee transactions	2,025	$43.82	N/A	N/A

December 2014
Share repurchase program	-	$-	-	$537
Employee transactions	159,523	$47.95	N/A	N/A

Total Fiscal Quarter Ended December 31, 2014
Share repurchase program	1,371,665	$42.07	1,371,665	$537
Employee transactions	164,043	$47.81	N/A	N/A

PERFORMANCE GRAPH

The following graph compares the total return of our common stock to the Nasdaq Composite Stock Index and the Standard & Poor’s, or S&P, 500 Stock Index and a selected peer group for the past five years.  The peer group includes the ASX Limited, CBOE, CME Group Inc., Deutsche Börse AG, ICE, LSE, and TMX Group. Information for the indices and the peer group is provided from December 31, 2009 through December 31, 2014. The figures represented below assume an initial investment of $100 in the common stock or index at the closing price on December 31, 2009 and the reinvestment of all dividends.

	12/09	12/10	12/11	12/12	12/13	12/14
The NASDAQ OMX Group, Inc..................................................................	$ 100.00	$ 119.73	$ 123.66	$ 128.23	$ 207.46	$ 253.55
Nasdaq Composite.....................................................................................	100.00	117.61	118.70	139.00	196.83	223.74
S&P 500.......................................................................................................	100.00	115.06	117.49	136.30	180.44	205.14
Peer Group...............................................................................................	100.00	100.97	87.93	101.19	155.18	165.61

Item 6. Selected Financial Data.

The following table sets forth selected financial data on a historical basis for Nasdaq. The following information should be read in conjunction with the consolidated financial statements and notes thereto of Nasdaq included elsewhere in this Form 10-K.

Selected Financial Data

	Year Ended December 31,
	2014	2013(1)	2012(1)	2011(1)	2010(1)

	(in millions, except share and per share amounts)
Statements of Income Data:
Total revenues(2)	$3,500	$3,211	$3,120	$3,438	$3,197
Transaction-based expenses(2)	(1,433)	(1,316)	(1,446)	(1,748)	(1,675)
Revenues less transaction-based expenses	2,067	1,895	1,674	1,690	1,522
Total operating expenses	1,313	1,207	984	994	891
Operating income	754	688	690	696	631
Net income attributable to Nasdaq	414	385	352	387	395
Net income applicable to common stockholders	414	385	352	387	394
Per share information:
Basic earnings per share	$2.45	$2.30	$2.09	$2.20	$1.94
Diluted earnings per share	$2.39	$2.25	$2.04	$2.15	$1.91
Cash dividends declared per common share(3)	$0.58	$0.52	$0.39	$-	$-
Weighted-average common shares outstanding for earnings per share:
Basic	168,926,733	166,932,103	168,254,653	176,331,819	202,975,623
Diluted	173,018,849	171,266,146	172,587,870	180,011,247	206,514,655

	December 31,
	2014	2013	2012	2011	2010

	(in millions)
Balance Sheets Data:
Cash and cash equivalents and financial investments	$601	$587	$720	$785	$568
Total assets(4)(5)(6)	12,087	12,577	9,132	14,091	16,207
Total long-term liabilities	3,313	3,593	2,905	3,067	3,247
Total equity	5,794	6,184	5,209	4,986	4,729

(1)  We completed several acquisitions during the years ended December 31, 2013, 2012, 2011 and 2010 and included the financial results of such acquisitions in our consolidated financial statements from the respective acquisition dates.

(2)  We record transaction-based revenues on a gross basis as revenues and record related expenses as transaction-based expenses.

(3)  Cash dividends declared per common share of $0.58 for 2014, $0.52 for 2013 and $0.39 for 2012 reflect quarterly dividends per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 13, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of the dividends.

(4)  Total assets included resale agreements, at contract value of $3.7 billion at December 31, 2011 and $3.4 billion at December 31, 2010. In September 2010, we launched a clearing service for the resale and repurchase agreement market.

(5)  Total assets decreased $5.0 billion at December 31, 2012 as compared to December 31, 2011, primarily due to our new clearing structure which significantly changed the nature and extent of the risk of loss to Nasdaq Nordic Clearing in the event of a member default. As a result, we no longer record derivative positions or resale and repurchase agreements in the Consolidated Balance Sheets.

(6)  Total assets increased $3.4 billion at December 31, 2013 as compared to December 31, 2012, primarily due to an increase in default funds and margin deposits, reflecting the implementation of our collateral management process for our Nasdaq Nordic Clearing business in 2013, and an increase in goodwill and intangible assets associated with the acquisitions of the TR Corporate businesses and eSpeed in 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under “Item 1A. Risk Factors.”

Business Overview

We are a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, access services, data products, financial indexes, capital formation solutions, corporate solutions and market technology products and services. Our technology powers markets across the globe, supporting derivatives trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.

For further discussion of our business, see “Item 1. Business.”

Business Environment

We serve listed companies, market participants and investors by providing derivative, commodities, cash equity, and fixed income markets, thereby facilitating economic growth and corporate entrepreneurship. We provide market technology to exchanges, clearing organizations and central securities depositories around the world. We also offer companies and other organizations access to innovative products and software solutions and services that increase transparency, mitigate risk, improve board efficiency and facilitate better corporate governance. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for capital markets, and changing technology, particularly in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends including:

•Trading volumes in equity derivative, cash equity, and fixed income, currency and commodities, which are driven primarily by overall macroeconomic conditions;

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

•The challenges created by the automation of market data consumption, including competition and the quickly evolving nature of the data business;

•The outlook of our technology customers for capital market activity;

•Continuing pressure in transaction fee pricing due to intense competition in the U.S. and Europe;

•Competition for listings and trading related to pricing, product features and service offerings;

•Regulatory changes relating to market structure or affecting certain types of instruments, transactions, pricing structures or capital market participants; and

•Technological advances and members’ demand for speed, efficiency, and reliability.

Currently our business drivers are defined by investors’ and companies’ cautiously optimistic outlook about the pace of global economic recovery. Although some major U.S. market indices reached record levels in 2014, European equity markets have not performed as well and many remain below their pre-financial crisis highs. As the global economy continues to avoid the intermittent crisis environments of 2010 through 2012, we are experiencing modest annual growth in many of our non-transactional businesses. Since a number of significant structural and political issues continue to confront the global economy, instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a return of market uncertainty. In contrast, many of the largest customers of our transactional businesses continue to adapt their business models as they address the implementation of regulatory changes initiated following the global financial crisis. In 2014, the U.S. and European cash equity trading businesses experienced a modest increase in volume despite continued low volatility. For the U.S., this was the first yearly increase in volume since 2009. Our equity derivative trading and clearing business experienced a decrease in volumes due to lower market share in the U.S. and lower overall industry trading volumes in Europe. Positive momentum in the IPO market has carried over from 2013. Steady performances by major stock market indices and consistently low volatility throughout 2014 helped to boost the global IPO market. Additional impacts on our business drivers included the international enactment and implementation of new legislative and regulatory initiatives, the adapting business models of our largest transactional business customers as they address regulatory changes, the evolution of market participants’ trading behavior, and the continued rapid progression and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for 2014 may be characterized as follows:

•A stronger pace of new equity issuance in the U.S. in 2014 with 189 IPOs on The NASDAQ Stock Market, up from 126 in 2013. IPO activity improved in the Nordics with 47 IPOs in 2014 compared to 14 IPOs in 2013 on the Nasdaq Nordic and Nasdaq Baltic exchanges;

•Average daily matched equity options volume for our three U.S. options exchanges decreased slightly in 2014 compared to 2013, while overall average daily U.S. options volume increased 3.4%. The decrease in our average daily matched options volume was driven by a decrease in our combined matched market share for our three U.S. options exchanges of 1.0 percentage point;

•Average daily matched share volume for all of our U.S. cash equity markets increased by 11.3%, while average daily U.S. share volume increased by 3.6% relative to 2013. Volatility, often a driver of volume levels, remained low in 2014. The increase in matched share volume was due to both higher U.S. consolidated volume and an increase in matched market share from 18.8% in 2013 (NASDAQ 15.6%; Nasdaq BX 2.5%; Nasdaq PSX 0.7%) to 20.2% in 2014 (NASDAQ 17.1%; Nasdaq BX 2.5%; Nasdaq PSX 0.6%);

•Continuous cost focus in the industry has further increased the growth of our Nasdaq Basic product. The number of Nasdaq Basic subscribers increased 38% in 2014 compared to 2013;

•A 13.5% increase relative to 2013 in the average daily number of cash equity trades on our Nordic and Baltic exchanges;

•A 22.9% increase relative to 2013 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges;

•A decline of 8.4%  in the average daily number of options and futures contracts traded on our Nordic and Baltic exchanges relative to 2013;

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

Financial Summary

The following table summarizes our financial performance for the year ended December 31, 2014 when compared with the same period in 2013.  The comparability of our results of operations between reported periods is impacted by the acquisitions of eSpeed on June 28, 2013 and the TR Corporate businesses on May 31, 2013. See “Acquisition of eSpeed for Trading of U.S. Treasuries” and “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements for further discussion.

	Year Ended December 31,		Percentage
	2014	2013	Change

	(in millions)
Revenues less transaction-based expenses	$2,067	$1,895	9.1%
Operating expenses	1,313	1,207	8.8%
Operating income	754	688	9.6%
Interest expense	(117)	(111)	5.4%
Gain on sale of investment security	-	30	#
Asset impairment charges	(49)	(14)	#
Income before income taxes	594	600	(1.0)%
Income tax provision	181	216	(16.2)%
Net income attributable to Nasdaq	$414	$385	7.5%
Diluted earnings per share	$2.39	$2.25	6.2%

#Denotes a variance greater than or equal to 100.0%.

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

Impacts associated with fluctuations in foreign currency are discussed in more detail under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.” For the year ended December 31, 2014,  approximately 33.6% of our revenues less transaction-based expenses and 26.9% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone, Danish Krone and British Pound.

The following summarizes significant changes in our financial performance for the year ended December 31, 2014 when compared with the same period in 2013:

•Revenues less transaction-based expenses increased $172 million, or 9.1%, to $2,067 million in 2014, compared with $1,895 million in 2013, reflecting an operational increase of $196 million and  an unfavorable impact from foreign exchange of $24 million. The increase in operational revenues was primarily due to an:

•increase in Corporate Solutions revenues of $81 million, reflecting higher revenues resulting from the acquisition of the TR Corporate businesses in May 2013;

•increase in Cash Equity Trading revenues less transaction-based expenses of $35 million, primarily from U.S. cash equity trading;

•increase in Data Products revenues of $24 million, primarily from U.S. data products;

•increase in Fixed Income, Currency and Commodities Trading and Clearing revenues less transaction-based expenses of $22  million,  primarily reflecting the acquisition of eSpeed;

•increase in Index Licensing and Services revenues of $15 million, primarily due to higher assets under management and product growth;

•increase in Market Technology revenues of $14 million, primarily from higher software as a service revenues; and

•increase in Listing Services revenues of $12 million, primarily due to increases in both new listings and the number of listed companies, partially offset by;

•a decrease in Equity Derivative Trading and Clearing revenues less transaction-based expenses of $11 million, primarily from U.S. equity derivative trading and clearing less transaction-based expenses.

•Operating expenses increased $106 million, or 8.8%, to $1,313 million in 2014, compared with $1,207 million in 2013, reflecting an operational increase of $116 million and a favorable impact from foreign exchange of $10 million. The increase in operational expenses was primarily due to additional overall expense associated with our acquisitions of the TR Corporate businesses in May 2013 and eSpeed in June 2013, higher occupancy expense related to a sublease loss reserve recorded in 2014, and higher merger and strategic initiatives expense. Partially offsetting these increases were expenses recorded during 2013 consisting of restructuring charges, expense related to our voluntary accommodation program, and $10 million related to an SEC matter.

•Interest expense increased $6 million, or 5.4%, to $117 million in 2014, compared with $111 million in 2013, primarily due to the issuance of €600 million aggregate principal amount of 3.875% senior unsecured notes due June 2021, or the 2021 Notes, in June 2013 and the issuance of $500 million of 4.25% senior unsecured notes due June 1, 2024, or the 2024 Notes, in May 2014, partially offset by the early extinguishment of $400 million aggregate principal amount of 4.00% senior notes due 2015, or the 2015 Notes, in June 2014, the repayment of 2.50% convertible senior notes in August 2013, and lower outstanding balances on our credit facilities.  See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

•Gain on sale of investment security of $30 million in 2013 related to the sale of our available-for-sale investment security  in Dubai Financial Market PJSC, or DFM.

•Asset impairment charges of $49 million in 2014 related to certain acquired intangible assets associated with customer relationships ($38 million)  and certain technology assets ($11 million). Asset impairment charges in 2013 of $14 million related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($7 million).

•Income tax provision decreased $35 million, or 16.2%, in 2014 compared with 2013, primarily due to a decrease in unrecognized tax benefits in 2014 compared with 2013.

These current and prior year items are discussed in more detail below.

Excluding asset impairment charges,  merger and strategic initiatives expense, sublease loss reserves, extinguishment of debt, gain on sale of investment security, our voluntary accommodation program expense,  expenses paid with respect to an SEC matter, restructuring charges, and other items that are not reflective of our core business performance, net of taxes, non-GAAP consolidated net income attributable to Nasdaq for the year ended December 31, 2014 was $499 million, or $2.88 per diluted share, compared with $445 million, or $2.60 per diluted share, for the year ended December 31, 2013. See “Non-GAAP Financial Measures” below for further discussion.

2015 Outlook

For the seventh year in a row, more share value traded on The NASDAQ Stock Market than on any other single cash equities exchange in the world. The economic environment remained relatively stable in 2014, although economic and political uncertainty continue to weigh on the global economy, particularly in Europe, and the debate over future fiscal and monetary policy in the U.S. and Europe continues. By traditional measures, it was also a difficult year for the exchange business. After reaching an all-time high in 2009, U.S. cash equity trading volume fell four consecutive years, finally experiencing a small increase in 2014. Trading volume in many nations around the world continues to be driven by volatility associated with the global financial crisis, whereas in only a few places, such as the U.S., is volume driven by the prospects for sustained economic growth. While the economic view may be that the worst of the financial crisis has passed, robust economic growth has yet to develop, particularly in Europe. The fall in oil prices may negatively impact the economics of oil-exporting nations, some of which have exchanges buying our technology. Consequently, Nasdaq has intentionally structured its organization to account for the highly cyclical nature of our industry. By diversifying our earnings through the sale of Corporate Solutions, Access Services, Market Technology and Data products, and by delivering on cost savings, Nasdaq has been able to provide stable revenues and operating income during these tough conditions. Should 2015 present an equally difficult environment, we believe our organization is positively positioned to compete.

We launched several important initiatives during 2013 and 2014 that we expect to benefit us during the ongoing challenging and competitive economic environment. In May 2013, we completed our acquisition of the TR Corporate businesses, which provide insight, analytics and communications solutions. These complementary businesses have been integrated into our Corporate Solutions business, which is part of our Technology Solutions segment, to offer a comprehensive portfolio of technology-driven solutions to more than 10,000 clients worldwide. We continue to leverage the opportunities in our Corporate Solutions and Market Technology businesses by offering new products to our expanding customer base and by strengthening our direct relationships with those customers.

Additionally, in June 2013 we acquired the eSpeed platform, which operates a fully executable central limit order book for electronic trading in benchmark U.S. Treasuries, one of the largest and most liquid cash markets in the world, enabling us to enter new markets with a low-cost platform available to both existing and new clients, while creating additional sales opportunities for both our Market Services and Data Products businesses. During 2014, we moved eSpeed onto Nasdaq infrastructure and into Nasdaq data centers to reduce costs and make these products more accessible to market participants. We also expanded the range of U.S. Treasury Securities traded on the eSpeed platform.

During 2014, the U.S. IPO market experienced its best year since 2000 and the Nordic IPO market experienced its best year since 2007. Both markets benefitted from relatively low volatility and several years of gains in equity markets. The U.S. also continues to benefit from the 2012 Jumpstart Our Business Startups Act, or JOBS Act, which was intended to encourage companies to seek access to public capital through an IPO. While the direction of the markets and the long-term effects of the JOBS Act remain to be seen, the overall strong trend in IPOs may be a positive sign for 2015. We expect the continued demand for public equity capital from companies experiencing a gradual return of economic growth and favorable valuations in 2014. Our expectation is not across the board, as some national economies and specific industries offer better prospects to investors than others. Furthermore, an improved outlook for equity investments and the number of private companies seeking capital could positively impact the IPO pipeline in 2015.

During 2015, we expect to confront changes in both the competitive and regulatory environments. In November 2013, ICE completed its acquisition of NYSE Euronext and in 2014, they spun off Euronext via an IPO. In early 2014, BATS merged with Direct Edge, creating a holding company with four equity platforms that currently execute roughly the same amount of volume as Nasdaq’s three U.S. cash equity platforms. As new management in both organizations implement their strategy, both of these transactions have the potential to affect the competitive environment we face.

European regulators are currently moving forward on a number of new policies affecting the operation and infrastructure of the financial markets. The implementation of EMIR is changing the way we structure and operate the Nordic clearinghouse. MiFID II, as well as the new regulations in MiFIR, will change the way our trading business will operate and will create both challenges to our existing businesses and new opportunities for growth. Full implementation of these regulations will take several years and consequently create an uncertain environment for our businesses.

Finally, our clients are confronting significant regulatory changes in both the U.S. and Europe as regulations resulting from legislation in the aftermath of the financial crisis are implemented. We expect global markets to continue to be marked by significant change in 2015, driven primarily by regulatory initiatives in the U.S. and Europe. These policy changes could result in the continued fragmentation of cash equity markets into additional venues, and trading could continue to migrate from exchanges to OTC systems, particularly in the U.S. Conversely, trading in OTC derivatives could begin to move onto exchanges and other execution facilities.

Any further expansion of the global economy in the year ahead may be positive for our business drivers and our operations. We believe that our continuous aggressive steps in meeting our cost, revenue, and technology objectives will enable us to benefit from any improving economic conditions in 2015. We will continue to look for opportunities to further diversify our business with enhanced product offerings and/or acquisitions that are complementary to our existing businesses.

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

See Note 1, “Organization and Nature of Operations,” to the consolidated financial statements for further discussion of our reportable segments.

Sources of Revenues and Transaction-Based Expenses

See “Revenue Recognition and Transaction-Based Expenses,” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion of our sources of revenues and transaction-based expenses.

Nasdaq’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Listing Services, and Technology Solutions segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Year Ended December 31,
	2014	2013	2012
Market Services
Equity Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	15.3	14.8	14.7
Nasdaq PHLX matched market share	16.0%	18.2%	21.3%
The NASDAQ Options Market matched market share	10.0%	8.7%	5.5%
Nasdaq BX Options Market matched market share	0.9%	1.0%	0.4%
Total matched market share executed on Nasdaq's exchanges	26.9%	27.9%	27.2%

Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume options and futures contracts(1)	358,141	390,816	367,599

Cash Equity Trading
Total U.S.-listed securities
Total average daily share volume (in billions)	6.41	6.19	6.44
Matched share volume (in billions)	326.0	292.9	334.1
Matched market share executed on NASDAQ	17.1%	15.6%	17.0%
Matched market share executed on Nasdaq BX	2.5%	2.5%	2.7%
Matched market share executed on Nasdaq PSX	0.6%	0.7%	1.1%
Total matched market share executed on Nasdaq's exchanges	20.2%	18.8%	20.8%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	30.3%	33.5%	31.4%
Total market share(2)	50.5%	52.3%	52.2%

Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades	351,772	309,967	324,322
Total average daily value of shares traded (in billions)	$4.8	$4.3	$3.9
Total market share executed on Nasdaq's exchanges	71.5%	68.6%	68.7%

Fixed Income, Currency and Commodities Trading and Clearing
Total U.S.-fixed income
Total average daily volume On the Run U.S. Treasury contracts (in billions)	225.4	203.0	-
Total market share	32.9%	35.0%	-

Nasdaq Nordic and Nasdaq Baltic fixed income
Total average daily volume fixed income contracts	98,948	128,290	130,265

Nasdaq Commodities
Power contracts cleared (TWh)(3)	1,564	1,680	1,703

Listing Services
Initial public offerings
NASDAQ	189	126	72
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	47	14	6

New listings
NASDAQ(4)	327	239	158
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(5)	72	34	18
Number of listed companies
NASDAQ(6)	2,782	2,637	2,577
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(7)	792	758	754

Technology Solutions
Market Technology
Order intake (in millions)(8)	$311	$325	$273
Total order value (in millions)(9)	$704	$660	$565

(1) Includes Finnish option contracts traded on EUREX.

(2) Includes transactions executed on NASDAQ’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/NASDAQ Trade Report Facility.

(3) Primarily transactions executed on Nord Pool and reported for clearing to Nasdaq Commodities measured by TWh.

(4) New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.

(5) New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.

(6)   Number of listed companies for NASDAQ at period end, including separately listed ETFs.

(7) Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North at period end.

(8) Total contract value of orders signed during the period.

(9) Represents total contract value of signed orders that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 8, “Deferred Revenue,” to the consolidated financial statements, represents consideration received that is yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total 2014 revenues less transaction-based expenses of $2,067 million,  39.4% was from our Market Services segment, 11.5% was from our Listing Services segment, 22.9% was from our Information Services segment and 26.2% was from our Technology Solutions segment. Of our total 2013 revenues less transaction-based expenses of $1,895 million, 41.0% was from our Market Services segment, 12.0% was from our Listing Services segment, 23.0% was from our Information Services segment and 24.0% was from our Technology Solutions segment. Of our total 2012 revenues less transaction-based expenses of $1,674 million, 45.4% was from our Market Services segment, 13.4% was from our Listing Services segment, 23.9% was from our Information Services segment and 17.3% was from our Technology Solutions segment.

The following table shows our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Year Ended December 31,			Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

	(in millions)
Market Services	$2,247	$2,092	$2,206	7.4%	(5.2)%
Transaction-based expenses	(1,433)	(1,316)	(1,446)	8.9%	(9.0)%
Market Services revenues less transaction-based expenses	814	776	760	4.9%	2.1%
Listing Services	238	228	224	4.4%	1.8%
Information Services	473	436	400	8.5%	9.0%
Technology Solutions	542	455	290	19.1%	56.9%
Total revenues less transaction-based expenses	$2,067	$1,895	$1,674	9.1%	13.2%

MARKET SERVICES

The following table shows total revenues less transaction-based expenses from our Market Services segment:

	Year Ended December 31,			Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$525	$514	$507	2.1%	1.4%
Transaction-based expenses:
Transaction rebates	(285)	(259)	(250)	10.0%	3.6%
Brokerage, clearance and exchange fees(1)	(32)	(33)	(34)	(3.0)%	(2.9)%
Equity derivative trading and clearing revenues less transaction-based expenses	208	222	223	(6.3)%	(0.4)%

Cash Equity Trading Revenues(2)	1,335	1,212	1,369	10.1%	(11.5)%
Transaction-based expenses:
Transaction rebates	(780)	(743)	(854)	5.0%	(13.0)%
Brokerage, clearance and exchange fees(2)	(332)	(279)	(308)	19.0%	(9.4)%
Cash equity trading revenues less transaction-based expenses	223	190	207	17.4%	(8.2)%

Fixed Income, Currency and Commodities Trading and Clearing Revenues	130	111	73	17.1%	52.1%
Transaction-based expenses:
Brokerage, clearance and exchange fees	(4)	(2)	-	#	#
Fixed income, currency and commodities trading and clearing revenues less transaction-based expenses	126	109	73	15.6%	49.3%
Access and Broker Services Revenues	257	255	257	0.8%	(0.8)%
Total Market Services revenues less transaction-based expenses	$814	$776	$760	4.9%	2.1%

#Denotes a variance equal to or greater than 100.0%.

(1) Includes Section 31 fees of $28 million in 2014, $27 million in 2013 and $32 million in 2012. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

(2)   Includes Section 31 fees of $306 million in 2014, $243 million in 2013 and $277 million in 2012. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

Market Services

Market Services revenues less transaction-based expenses increased in both 2014 compared with 2013 and 2013 compared with 2012. The increase in 2014 was primarily due to an increase in both cash equity trading revenues less transaction-based expenses and fixed income, currency and commodities trading and clearing revenues less transaction-based expenses, partially offset by a decline in equity derivative trading and clearing revenues less transaction-based expenses. Market Services revenues included an unfavorable impact from foreign exchange of $12 million in 2014. The increase in 2013 was primarily due to additional revenues less transaction-based expenses from our fixed income, currency and commodities trading and clearing business and a favorable impact from foreign exchange of $6 million, partially offset by a decline in cash equity trading revenues less transaction-based expenses.

Equity Derivative Trading and Clearing Revenues

Equity derivative trading and clearing revenues increased in both 2014 compared with 2013 and 2013 compared with 2012. The increase in 2014 was primarily due to an increase in U.S. industry trading volumes, partially offset by an unfavorable impact from foreign exchange of $3 million. The increase in 2013 was primarily due to an overall increase in market share at our three U.S. options exchanges and higher industry trading volumes, partially offset by a decrease in Section 31 pass-through fee revenue.

Equity derivative trading and clearing revenues less transaction-based expenses decreased in both 2014 compared with 2013 and 2013 compared with 2012. The decrease in 2014 was primarily due to declines in U.S. average net capture and overall market share at our three U.S. options exchanges and an unfavorable impact from foreign exchange of $3 million, partially offset by an increase in industry trading volumes.

Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses. In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees were $28 million in 2014, $27 million in 2013 and $32 million in 2012. The increase in 2014 compared with 2013 was primarily due to higher dollar value traded. The decrease in 2013 compared with 2012 was primarily due to lower pass-through fee rates.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in both 2014 compared to 2013 and 2013 compared to 2012. The increase in 2014 was primarily due to an increase in overall rebate capture rates and an increase in U.S. industry trading volumes, partially offset by a decrease in overall market share at our three U.S. options exchanges. The increase in 2013 was primarily due to an increase in overall market share at our three U.S. options exchanges and slightly higher industry trading volumes.

Brokerage, clearance and exchange fees decreased in both 2014 compared with 2013 and 2013 compared with 2012. The decrease in 2014 is primarily due to a decrease in routing costs due to lower volume routed, partially offset by an increase in Section 31 pass-through fees. The decrease in 2013 was primarily due to lower Section 31 pass-through fees, partially offset by an increase in routing costs.

Cash Equity Trading Revenues

Cash equity trading revenues increased in 2014 compared with 2013 and decreased in 2013 compared with 2012. The increase in 2014 was primarily due to an increase in Section 31 pass-through fees and an increase in overall U.S. matched market share, partially offset by lower U.S. revenue capture and an unfavorable impact from foreign exchange of $2 million. The decrease in 2013 was primarily due to declines in U.S. industry trading volumes and our U.S. matched market share, and a decrease in Section 31 pass-through fees.

Cash equity trading revenues less transaction-based expenses increased in 2014 compared with 2013 and decreased in 2013 compared with 2012. The increase in 2014 was primarily due to an increase in our overall U.S. matched market share, higher industry trading volumes, partially offset by an unfavorable impact from foreign exchange of $2 million. The decrease in 2013 was primarily due to declines in industry trading volumes and declines in our overall U.S. matched market share, partially offset by a favorable impact from foreign exchange of $3 million.

Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees were $306 million in 2014, $243 million in 2013 and $277 million in 2012. The increase in 2014 was primarily due to higher dollar value traded on Nasdaq’s trading systems, partially offset by lower pass-through fee rates. The decrease in 2013 compared with 2012 was primarily due to lower dollar volume traded on Nasdaq’s trading systems and lower pass-through fee rates.

For NASDAQ and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates increased in 2014 compared with 2013 and decreased in 2013 compared with 2012. The increase in 2014 was primarily due to an increase in our overall U.S. matched market share and higher U.S. industry trading volumes, partially offset by a decline in rebate capture. The decrease  in 2013 was primarily due to a decline in U.S. industry trading volumes and our U.S. matched market share.

Brokerage, clearance and exchange fees increased in 2014 compared with 2013 and decreased in 2013 compared with 2012. The increase in 2014 was primarily due to an increase in Section 31 pass-through fees, partially offset by a decrease in routing costs due to lower volume routed. The decrease in 2013 was primarily due to a decrease in Section 31 pass-through fees and a decrease in the amount of volume routed by NASDAQ due to declines in U.S. industry trading volumes and our U.S. matched market share. Brokerage, clearance and exchange fees in 2012 also include income of $11 million from open positions relating to the operations of the exchange.

Fixed Income, Currency and Commodities Trading and Clearing Revenues

Fixed income, currency and commodities trading and clearing revenues less transaction-based expenses increased in both 2014 compared with 2013 and 2013 compared with 2012. The increases were primarily due to transaction fees generated from our eSpeed electronic benchmark U.S. Treasury trading platform that was acquired on June 28, 2013. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements for further discussion. The increase in 2014 was also due to an increase in other revenues and fees primarily due to higher clearing revenues, partially offset by a decline in short-term futures and options interest product revenues due to lower volume, the impact of Nasdaq NLX trading incentives and an unfavorable impact from foreign exchange of $5 million.

Access and Broker Services Revenues

Access and Broker Services revenues increased in 2014 compared with 2013 and decreased in 2013 compared with 2012. The increase in 2014 was primarily due to increased revenues from the addition of hosting revenues from eSpeed which was acquired in June 2013. Access and Broker Services revenues included an unfavorable impact from foreign exchange of $2 million in 2014. The decrease in 2013 was primarily due to declines in customer demand for network connectivity services, partially offset by increased revenues from the addition of eSpeed hosting revenues and new products.

LISTING SERVICES

The following table shows revenues from our Listing Services segment:

	Year Ended December 31,			Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

	(in millions)
Listing Services revenues	$238	$228	$224	4.4%	1.8%

Listing Services

Listing Services revenues increased in both 2014 compared with 2013 and 2013 compared with 2012. The increase in 2014 was primarily due to an increase in both U.S. and European listing services revenues. The increase in U.S. listing services revenues for 2014 was primarily due to increases in both initial listing and annual listing fees reflecting an increase in new listings and the number of listed companies. The number of NASDAQ listed companies was 2,782 as of December 31, 2014 compared with 2,637 as of December 31, 2013. Partially offsetting the increase in U.S. listing services revenues in 2014 was a decrease in listing of additional shares fees. The increase in European listing services revenues in 2014 was driven by an increase in the number of listed companies and higher market capitalization, partially offset by an unfavorable impact from foreign exchange of $2 million. The increase in 2013 was due to higher market capitalization and a favorable impact from foreign exchange of $2 million.

INFORMATION SERVICES

The following table shows revenues from our Information Services segment:

.
	Year Ended December 31,			Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

	(in millions)
Information Services Revenues:
Data Products revenues	$384	$362	$337	6.1%	7.4%
Index Licensing and Services revenues	89	74	63	20.3%	17.5%
Total Information Services revenues	$473	$436	$400	8.5%	9.0%

Information Services

Information Services revenues increased in both 2014 compared with 2013 and 2013 compared with 2012 due to increases in both Data Products and Index Licensing and Services revenues.

Data Products Revenues

Data products revenues increased in both 2014 compared to 2013 and 2013 compared to 2012. The increases were primarily due to higher customer demand for U.S. proprietary data products, select pricing initiatives, and an increase in revenues due to the acquisition of eSpeed, which was completed on June 28, 2013. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements for further discussion. Lower audit collections and an unfavorable impact from foreign exchange of $2 million, partially offset the increase in Data Products revenues in 2014 while higher audit collections and a favorable impact from foreign exchange of $3 million contributed to the increase in 2013.

Index Licensing and Services Revenues

Index Licensing and Services revenues increased in both 2014 compared with 2013 and 2013 compared with 2012 due to an increase in the value of underlying assets associated with Nasdaq-licensed ETFs and other financial products due to product growth and newly executed product licenses. The increase in 2013 was also due to our acquisition of the index business of Mergent, Inc., including Indxis, in December 2012.

TECHNOLOGY SOLUTIONS

The following table shows revenues from our Technology Solutions segment:

	Year Ended December 31,			Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

	(in millions)
Technology Solutions Revenues:
Corporate Solutions revenues	$314	$230	$89	36.5%	#
Market Technology revenues	228	225	201	1.3%	11.9%
Total Technology Solutions revenues	$542	$455	$290	19.1%	56.9%

#Denotes a variance greater than 100.0%.

Technology Solutions

Technology Solutions revenues increased in both 2014 compared with 2013 and 2013 compared with 2012 due to increases in both Corporate Solutions and Market Technology revenues. Technology Solutions revenues included an unfavorable impact from foreign exchange of $8 million in 2014 and a favorable impact from foreign exchange of $4 million in 2013.

Corporate Solutions Revenues

Corporate Solutions revenues increased in both 2014 compared with 2013 and 2013 compared with 2012. The increase in 2014 was primarily due to the acquisition of the TR Corporate businesses completed on May 31, 2013, an increase in the number of clients utilizing Directors Desk, expanding customer utilization of GlobeNewswire products and a favorable impact from foreign exchange of $3 million. The increase in 2013 was primarily due to the acquisition of the TR Corporate businesses and expanding customer utilization of our public relations products. See “Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters,” of Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements for further discussion of our acquisition of the TR Corporate businesses.

Market Technology Revenues

Market Technology revenues increased in both 2014 compared with 2013 and 2013 compared with 2012. The increases were primarily due to operational increases in software as a service revenues, software license and support revenues and advisory revenues reflecting increased customer demand. Partially offsetting the 2014 increase was a decrease in change request revenues and an unfavorable impact from foreign exchange of $11 million. Market Technology revenues reflected a favorable impact from foreign exchange of $4 million in 2013.

Total Order Value

As of December 31, 2014, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $704 million. Market Technology deferred revenue, included in the total Technology Solutions deferred revenue of $247 million, represents consideration received that is yet to be recognized as revenue for these signed orders. See Note 8, “Deferred Revenue,” to the consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value

(in millions)
Fiscal year ended:
2015	$188
2016	172
2017	119
2018	88
2019	54
2020 and thereafter	83
Total	$704

Expenses

Operating Expenses

The following table shows our operating expenses:

	Year Ended December 31,			Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012

	(in millions)
Compensation and benefits	$588	$539	$454	9.1%	18.7%
Marketing and advertising	32	30	26	6.7%	15.4%
Depreciation and amortization	137	122	104	12.3%	17.3%
Professional and contract services	157	151	107	4.0%	41.1%
Computer operations and data communications	92	82	60	12.2%	36.7%
Occupancy	110	98	93	12.2%	5.4%
Regulatory	27	30	34	(10.0)%	(11.8)%
Merger and strategic initiatives	81	22	4	#	#
General, administrative and other	89	80	58	11.3%	37.9%
Restructuring charges	-	9	44	#	(79.5)%
Voluntary accommodation program	-	44	-	#	#
Total operating expenses	$1,313	$1,207	$984	8.8%	22.7%

#Denotes a variance equal to or greater than 100.0%.

Total operating expenses increased $106 million in 2014 compared with 2013 and increased $223 million in 2013 compared with 2012. The increase in 2014 reflects an operational increase of $116 million, partially offset by a favorable impact from foreign exchange of $10 million. The operational increase in 2014 was primarily due to additional overall expense associated with our acquisitions of the TR Corporate businesses in May 2013 and eSpeed in June 2013, higher merger and strategic initiatives expense, higher occupancy expense reflecting a sublease loss reserve recorded in 2014, and loss on debt extinguishment. Partially offsetting these increases were expenses recorded during 2013 consisting of restructuring charges, expense related to our voluntary accommodation program, and $10 million related to an SEC matter. The increase in 2013 reflects an operational increase of $214 million and unfavorable impact from foreign exchange of $9 million. The operational increase in 2013 was primarily due to additional overall expense associated with our acquisitions of the TR Corporate businesses and eSpeed, the voluntary accommodation program expense, higher merger and strategic initiatives expense, and expenses paid with respect to an SEC matter, partially offset by a decrease in restructuring charges.

Compensation and benefits expense increased in both 2014 compared with 2013 and 2013 compared with 2012. The increase in 2014 was primarily due to an operational increase of $57 million, partially offset by a favorable impact from foreign exchange of $8 million. The operational increase primarily reflects additional salary expense resulting from our acquisitions of the TR Corporate businesses and eSpeed, as well as higher share-based compensation expense due to the timing of the issuance of our 2013 equity awards. See Note 12, “Share-Based Compensation,” for further discussion. The increase in 2013 was primarily due to an operational increase of $81 million and an unfavorable impact from foreign exchange of $4 million. The operational increase primarily reflects additional salary expense due to our acquisitions of the TR Corporate businesses, eSpeed, BWise in May 2012 and NOS Clearing in July 2012, as well as higher compensation expense reflecting increased financial performance. Partially offsetting the 2013 increases were lower salary costs due to workforce reductions of 257 positions across our organization related to restructuring actions beginning in the first quarter of 2012 through the first quarter of 2013. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 3,687 employees at December 31, 2014 from 3,365 at December 31, 2013. Headcount was 2,506 at December 31, 2012.

Marketing and advertising expense increased in both 2014 compared with 2013 and 2013 compared with 2012. The increase in 2014 was primarily due to increased advertising on behalf of new issuers and our rebranding initiative. The increase in 2013 was primarily due to increased advertising on behalf of new issuers.

Depreciation and amortization expense increased in both 2014 compared with 2013 and 2013 compared with 2012. The increase in both periods was primarily due to additional amortization expense associated with acquired intangible assets, primarily relating to our acquisitions of the TR Corporate businesses and eSpeed, as well as increased depreciation expense associated with software development.

Professional and contract services expense increased in both 2014 compared with 2013 and 2013 compared with 2012. The increase in both periods was primarily due to revenue-related costs incurred as a result of our acquisition of the TR Corporate businesses, costs incurred for legal expenses and the launch of new initiatives.  The revenue-related costs are primarily due to the production and delivery of webcast events as well as other events and services.

Computer operations and data communications expense increased in both 2014 compared with 2013 and 2013 compared with 2012. The increase in 2014 was primarily due to higher software development expenditures primarily associated with our Technology Solutions businesses and additional expense as a result of our acquisitions of the TR Corporate businesses and eSpeed. The increase in 2013 was primarily due to additional expense as a result of our acquisitions of the TR Corporate businesses and eSpeed,  as well as higher communication line costs.

Occupancy expense increased in both 2014 compared with 2013 and 2013 compared with 2012. The increase in 2014 was primarily due to an $11 million sublease loss reserve charge on space we currently occupy due to excess capacity. The increase in 2013 was primarily due to additional costs related to our acquisition of the TR Corporate businesses.

Merger and strategic initiatives expense was $81 million in 2014 compared with $22 million in 2013 and $4 million in 2012. Merger and strategic initiatives expense for 2014 was primarily related to our acquisitions of the TR Corporate businesses and eSpeed and a charge of $23 million related to the reversal of a receivable under a tax sharing agreement with an unrelated party. Merger and strategic initiatives expense for 2013 primarily related to our acquisitions of the TR Corporate businesses and eSpeed. The costs incurred in 2013 were partially offset by a credit of $23 million associated with a receivable under a tax sharing agreement with an unrelated party and the remeasurement of a contingent purchase price liability related to the BWise acquisition due to changes in the anticipated performance of BWise. Merger and strategic initiatives expense for 2012 primarily related to our agreement to acquire the TR Corporate businesses and costs related to other acquisitions and strategic initiatives, partially offset by a gain on our acquisition of NOS Clearing in July 2012.

General, administrative and other expense increased in both 2014 compared with 2013 and 2013 compared with 2012. The increase in 2014 was primarily due to additional expense associated with our acquisitions of the TR Corporate businesses in May 2013 and eSpeed in June 2013, an $11 million loss on extinguishment of debt in 2014, and an unfavorable impact from foreign exchange of $3 million in 2014. Partially offsetting this increase was $10 million of expense related to an SEC matter incurred in 2013. The increase in 2013 was primarily due to expenses paid with respect to an SEC matter of $10 million, additional expenses related to the acquisitions of the TR Corporate businesses and eSpeed, the launch of new initiatives, and an unfavorable impact from foreign exchange of $3 million. See “Early Extinguishment of 2015 Notes” and “2011 Credit Facility,” of Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt extinguishment.

Restructuring charges were $9 million in 2013 and $44 million in 2012. Our restructuring program was completed in the first quarter of 2013. See Note 3, “Restructuring Charges,” to the consolidated financial statements for a discussion of our restructuring charges recorded during 2013 and 2012.

Voluntary accommodation program expense of $44 million in 2013 relates to the one-time program for voluntary accommodations to qualifying members of up to $62 million, for which a liability was recorded when the program was approved by the SEC in March 2013. This program expanded the pool available to compensate members of The NASDAQ Stock Market for qualified losses arising directly from the system issues experienced with the Facebook IPO that occurred on May 18, 2012. After claims were reviewed, our liability was reduced to $44 million and payment of valid claims totaling $44 million was made in the fourth quarter of 2013.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Year Ended December 31,			Percentage Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in millions)
Interest income	$6	$9	$10	(33.3)%	(10.0)%
Interest expense	(117)	(111)	(97)	5.4%	14.4%
Net interest expense	(111)	(102)	(87)	8.8%	17.2%
Gain on sale of investment security	-	30	-	#	#
Asset impairment charges	(49)	(14)	(40)	#	(65.0)%
Loss on divestiture of business	-	-	(14)	-	#
Net loss from unconsolidated investees	-	(2)	(1)	#	#
Total non-operating expenses	$(160)	$(88)	$(142)	81.8%	(38.0)%

#Denotes a variance equal to or greater than 100.0%.

Total non-operating expenses were $160 million in 2014 compared with $88 million in 2013 and $142 million in 2012. Total non-operating expenses for 2014 included net interest expense of $111 million and asset impairment charges of $49 million. Total non-operating expenses for 2013 primarily included net interest expense of $102 million and asset impairment charges of $14 million, partially offset by a gain of $30 million on the sale of our available-for-sale investment security in DFM. Total non-operating expenses for 2012 primarily included net interest expense of $87 million, asset impairment charges of $40 million and a loss on divestiture of business of $14 million.

Interest Income

Interest income decreased in both 2014 compared with 2013 and 2013 compared with 2012. The decreases were primarily due to lower average cash and financial investments balances as well as a decrease in short-term interest rates.

Interest Expense

Interest expense for 2014 was $117 million, and was comprised of $110 million of interest expense, $3 million of non-cash debt issuance amortization expense, $1 million of non-cash expense associated with the accretion of debt discounts, and $3 million of other bank and investment-related fees. Interest expense increased in 2014 compared with 2013 primarily due to the issuance of our 2021 Notes in June 2013 and the issuance of our 2024 Notes in May 2014, partially offset by the early extinguishment of our 2015 notes in June 2014, the repayment of our 2.50% convertible senior notes in August 2013, and lower outstanding balances on our 2011 credit facility.

Interest expense for 2013 was $111 million, and was comprised of $101 million of interest expense, $3 million of non-cash expense associated with accretion of debt discounts, $3 million of non-cash debt issuance amortization expense, and $4 million of other bank and investment-related fees. Interest expense increased in 2013 compared with 2012 primarily due to the issuance of the 2021 Notes in June 2013, partially offset by the repayment of our 2.50% convertible senior notes in August 2013.

See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.

Gain on Sale of Investment Security

In the fourth quarter of 2013, we sold an available-for-sale investment security for $48 million and recorded a gain of $30 million on the sale, which is net of costs directly related to the sale, primarily broker fees.

Asset Impairment Charges

Asset impairment charges of $49 million in 2014 related to a $38 million non-cash intangible asset impairment charge associated with customer relationships and an $11 million non-cash asset impairment charge related to certain technology assets. Asset impairment charges of $14 million in 2013 related to non-cash intangible asset impairment charges related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($7 million).   In 2012, we recorded non-cash intangible asset impairment charges totaling $28 million related to certain acquired intangible assets associated with technology ($19 million), customer relationships ($6 million) and a certain trade name ($3 million). In addition, we also recorded a non-cash other-than-temporary impairment charge of $12 million related to our equity interest in the European Multilateral Clearing Facility

N.V., or EMCF. See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Purchased Intangible Assets,” to the consolidated financial statements for further discussion of the intangible asset impairment charges in 2014, 2013 and 2012. See “Equity Method Investments,” of Note 6, “Investments,” to the consolidated financial statements for further discussion of the impairment of EMCF.

Loss on Divestiture of Businesses

In August 2012, we sold International Derivatives Clearing Group, LLC, or IDCG, and recorded a loss of $14 million. See “2012 Divestiture,” of Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements for further discussion.

Net Loss from Unconsolidated Investees

Net loss from unconsolidated investees of $2 million in 2013 and $1 million in 2012 was related to our share in the earnings and losses of our equity method investments.

Tax Matters

Nasdaq’s income tax provision was $181 million in 2014 compared with $216 million in 2013 and $199 million in 2012. The overall effective tax rate was 30.5% in 2014, 36.0% in 2013 and 36.3% in 2012. The lower effective tax rate in 2014 when compared to 2013 was primarily due to a decrease in unrecognized tax benefits in 2014. The lower effective tax rate in 2013 when compared to 2012 was primarily due to a reversal of a valuation allowance associated with our available-for-sale investment security in DFM, a shift in the geographic mix of earnings and losses, and a reduction in the tax rate in Sweden. In 2013, we also recorded a lower increase in tax expense associated with deferred tax assets and liabilities due to the impact of changes in tax rates in various jurisdictions within the U.S. and outside the U.S., compared to the impact recorded in 2012. Partially offsetting the decrease in tax expense is the derecognition of a previously recognized tax benefit as a result of new information received in 2013, as well as expenses associated with investments in certain jurisdictions for which we are not able to recognize a tax benefit.

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

See Note 10, "Income Taxes,” to the consolidated financial statements for further discussion of our tax matters.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests was $1 million in both 2014 and 2013, and $3 million in 2012. The net loss in 2012 was primarily attributable to noncontrolling interests in IDCG.

Non-GAAP Financial Measures

In addition to disclosing results determined in accordance with U.S. GAAP, we also have provided non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share. Management uses this non-GAAP information internally, along with U.S. GAAP information, in evaluating our performance and in making financial and operational decisions.

We believe our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results as the items described below do not reflect operating performance. These measures are not in accordance with, or an alternative to, U.S. GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend investors review the U.S. GAAP financial measures included in this Annual Report on Form 10-K, including our consolidated financial statements and the notes thereto. When viewed in conjunction with our U.S. GAAP results and the accompanying reconciliation, we believe these non-GAAP measures provide greater transparency and a more complete understanding of factors affecting our business than U.S. GAAP measures alone. Our management uses these measures to evaluate operating performance, and management decisions during the reporting period are made by excluding certain items that we believe have less significance on, or do not impact, the day-to-day performance of our business. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as non-GAAP net income and non-GAAP diluted earnings per share, to assess operating performance. We use non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance. Non-GAAP net income attributable to Nasdaq for the periods presented below is calculated by adjusting net income attributable to Nasdaq for charges or gains related to acquisition and divestiture transactions, integration activities related to acquisitions, other significant infrequent charges or gains and their related income tax effects that are not related to our core business. We do not believe these items are representative of our future operating performance since these charges were not consistent with our core operating performance.

Non-GAAP adjustments for the year ended December 31, 2014 primarily related to the following:

(i) merger and strategic initiatives costs of $81 million primarily related to our acquisition of the TR Corporate businesses in May 2013 and eSpeed in June 2013 and a charge of $23 million related to the reversal of a receivable under a tax sharing agreement with an unrelated party - this charge is offset in item (vi) below,  (ii) asset impairment charges of $49 million related to certain acquired intangible assets associated with customer relationships and certain technology assets, (iii) sublease loss reserve charge of $11 million on space we currently occupy due to excess capacity, (iv) loss on extinguishment of debt of $11 million reflecting $9 million related to our 2015 Notes and $2 million related to the refinancing of our 2011 Credit Facility. For further discussion, see “Early Extinguishment of 2015 Notes,” and “Credit Facilities,” of Note 9, “Debt Obligations,” to the consolidated financial statements, (v) special legal expense of $2 million, (vi) adjustment to the income tax provision of $72 million to reflect these non-GAAP adjustments, and vii) significant tax adjustments, net of $1 million due to adjustments related to our 2011 through 2013 tax return liabilities which resulted in an increase to the tax provision.

Non-GAAP adjustments for the year ended December 31, 2013 primarily related to the following:

(i) merger and strategic initiatives costs of $22 million reflecting $45 million of merger and strategic initiative costs primarily associated with our acquisitions of the TR Corporate businesses and eSpeed, partially offset by a credit of $23 million associated with a receivable under a tax sharing agreement with an unrelated party - this credit is offset in item (viii) below, (ii) asset impairment charges of $14 million related to certain acquired intangible assets associated with customer relationships and a certain trade name, (iii) special legal expense of $3 million, (iv) restructuring charges of $9 million - for further discussion, see Note 3, “Restructuring Charges,” to the consolidated financial statements, (v) voluntary accommodation program expense of $44 million, (vi) gain on sale of investment security of $30 million related to the sale of our available-for-sale investment security in DFM, (vii) expenses paid with respect to an SEC matter of $10 million - for further discussion of the SEC matter, see “Litigation,” of Note 18, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements, (viii) adjustment to the income tax provision of $13 million to reflect these non-GAAP adjustments, and (ix) significant tax adjustments, net of $4 million due to an increase in net deferred tax liabilities resulting from changes in tax rates in various jurisdictions.

Non-GAAP adjustments for the year ended December 31, 2012 primarily related to the following:

(i) merger and strategic initiatives costs of $4 million related to recent acquisitions and other strategic initiatives, net of gain on acquisition of NOS Clearing, (ii) asset impairment charges of $40 million related to certain acquired intangible assets totaling $28 million as well as an other-than-temporary impairment charge of $12 million related to our equity method interest in EMCF, (iii) special legal expense of $7 million, (iv) restructuring charges of $44 million related to workforce reductions of $23 million, facilities-related charges of $10 million, asset impairment charges of $9 million and $2 million of other charges, (v) income from open positions relating to the operations of the exchange of $11 million, (vi) loss on divestiture of business of $14 million related to the sale of IDCG, (vii) adjustment to the income tax provision of $32 million to reflect these non-GAAP adjustments, and (viii) significant tax adjustments, net of $14 million due to the impact to deferred tax assets and deferred tax liabilities resulting from changes in tax rates in various jurisdictions within the U.S. and outside the U.S., adjustments related to our 2005—2011 tax return liabilities which resulted in an increase to the tax provision, partially offset by a permanent tax benefit associated with certain taxable foreign exchange revaluation losses which are not reflected in pre-tax earnings.

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Year Ended December 31, 2014		Year Ended December 31, 2013		Year Ended December 31, 2012
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$414	$2.39	$385	$2.25	$352	$2.04
Non-GAAP adjustments:
Merger and strategic initiatives	81	0.47	22	0.13	4	0.02
Asset impairment charges	49	0.28	14	0.08	40	0.23
Sublease loss reserve	11	0.07	-	-	-	-
Extinguishment of debt	11	0.07	-	-	-	-

Special legal expense	2	0.01	3	0.02	7	0.04
Restructuring charges	-	-	9	0.05	44	0.26
Voluntary accommodation program	-	-	44	0.26	-	-
Gain on sale of investment security	-	-	(30)	(0.18)	-	-
SEC matter	-	-	10	0.06	-	-
Income from open positions relating to the operations of the exchange	-	-	-	-	(11)	(0.06)
Loss on divestiture of business	-	-	-	-	14	0.08
Other	2	-	(3)	(0.02)	-	-
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(72)	(0.42)	(13)	(0.07)	(32)	(0.19)
Significant tax adjustments, net	1	0.01	4	0.02	14	0.08
Total non-GAAP adjustments, net of tax	85	0.49	60	0.35	80	0.46
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$499	$2.88	$445	$2.60	$432	$2.50
Weighted-average common shares outstanding for diluted earnings per share		173,018,849		171,266,146		172,587,870

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

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock and debt. See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.

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

In November 2014, we entered into a $750 million senior unsecured five-year credit facility which matures on November 25, 2019, or the 2014 Credit Facility. The 2014 Credit Facility is part of a refinancing of Nasdaq’s former credit agreement, dated as of September 19, 2011, which has been terminated. The 2014 Credit Facility consists of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). As of December 31, 2014, availability under the revolving credit commitment was $627 million. See “2014 Credit Facility,” and “2011 Credit Facility,” of Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

In the near term, we expect that our operations and availability under our revolving credit commitment will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends.

Various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $420 million at December 31, 2014, compared with $363 million at December 31, 2013, an increase of $57 million. Current asset balance changes increased working capital by $237 million, with increases in default funds and margin deposits, cash and cash equivalents, and other current assets, partially offset by decreases in restricted cash and other items. Current liability balance changes decreased working capital by $180 million, primarily due to increases in default funds and margin deposits and Section 31 fees payable to the SEC, partially offset by decreases in accounts payable and accrued expenses, current portion of debt obligations and other current liabilities.

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

Financial Assets

The following table summarizes our financial assets:

	December 31, 2014	December 31, 2013
	(in millions)
Cash and cash equivalents	$427	$398
Restricted cash	49	84
Financial investments, at fair value	174	189
Total financial assets	$650	$671

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of December 31, 2014, our cash and cash equivalents of $427 million were primarily invested in money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of December 31, 2014 increased $29 million from December 31, 2013 primarily due to net cash provided by operating activities, partially offset by net cash used in investing activities and financing activities. See “Cash Flow Analysis” below for further discussion.

As of December 31, 2014 and December 31, 2013, current restricted cash included cash held for regulatory purposes and other requirements and is not available for general use. Current restricted cash was $49 million as of December 31, 2014 and $84 million as of December 31, 2013, a decrease of $35 million. The decrease is primarily due to restricted cash that had been held at NOS Clearing as of December 31, 2013. In the second quarter of 2014, NOS Clearing was fully integrated into Nasdaq Nordic Clearing and is now covered under the regulatory capital structure and liability waterfall of Nasdaq Nordic Clearing. Current restricted cash is classified as restricted cash in the Consolidated Balance Sheets.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $83 million as of December 31, 2014 and $159 million as of December 31, 2013. The remaining balance held in the U.S. totaled $344 million as of December 31, 2014 and $239 million as of December 31, 2013.

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

During 2014, we repurchased 4,592,194 shares of our common stock at an average price of $38.85, for an aggregate purchase price of $178 million. During 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. In October 2014, our board of directors authorized the repurchase of up to an additional $500 million of our outstanding common stock. The shares repurchased under the share repurchase program are available for general corporate purposes. As of December 31, 2014, the remaining amount authorized for share repurchases under the program was $537 million.

 Cash Dividends on Common Stock

In June, September and December 2014, we paid a quarterly cash dividend of $0.15 per share on our outstanding common stock and in March 2014, we paid a quarterly cash dividend of $0.13 per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 13, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of the dividends.

In January 2015, the board of directors declared a regular quarterly cash dividend of $0.15 per share on our outstanding common stock. The dividend is payable on March 27, 2015 to shareholders of record at the close of business on March 13, 2015. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $174 million as of December 31, 2014 and $189 million as of December 31, 2013 and are primarily comprised of trading securities, mainly Swedish government debt securities. Of these securities, $159  million as of December 31, 2014 and $167 million as of December 31, 2013 are assets utilized to meet regulatory capital requirements primarily for clearing operations at Nasdaq Nordic Clearing. See Note 6, “Investments,” to the consolidated financial statements for further discussion of our trading securities.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	December 31, 2014	December 31, 2013

		(in millions)
4.00% senior unsecured notes (net of discount)	Repaid June 2014	$-	$400
$1.2 billion senior unsecured five-year credit facility:
$450 million senior unsecured term loan facility	Repaid November 2014	-	349
$750 million revolving credit commitment	Repaid November 2014	-	95
5.25% senior unsecured notes (net of discount)	January 2018	368	368
$750 million revolving credit commitment	November 2019	123	-
5.55% senior unsecured notes (net of discount)	January 2020	599	598
3.875% senior unsecured notes (net of discount)	June 2021	725	824
4.25% senior unsecured notes (net of discount)	June 2024	498	-
Total debt obligations		2,313	2,634
Less current portion		-	(45)
Total long-term debt obligations		$2,313	$2,589

In addition to the $750 million revolving credit commitment due November 2019, we also have other credit facilities related to our Nordic clearing operations in order to provide further liquidity and for default protection. At December 31, 2014, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $236 million ($197 million in available liquidity and $39 million for default protection), of which $7 million was utilized. At December 31, 2013, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $312 million ($219 million in available liquidity and $93 million for default protection), of which $11 million was utilized.

At December 31, 2014, we were in compliance with the covenants of all of our debt obligations.

See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Nordic Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At December 31, 2014, our required regulatory capital consisted of $159 million of Swedish government debt securities that are included in financial investments, at fair value in the Consolidated Balance Sheets.

In addition, we have available credit facilities of $39 million at December 31, 2014 that provide default protection for our Nordic clearing operations.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access and NPM Securities, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At December 31, 2014, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $10.2 million, or $9.9 million in excess of the minimum amount required. At December 31, 2014, Execution Access was required to maintain minimum net capital of $0.6 million and had total net capital of $39.6 million, or $39.0 million in excess of the minimum amount required. At December 31, 2014, NPM Securities had total net capital of $0.1 million. The minimum net capital required was immaterial.

Other Capital Requirements

Nasdaq Execution Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with The Options Clearing Corporation, or OCC.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Year Ended December 31,
	2014	2013	Percentage Change

	(in millions)
Net cash provided by (used in):
Operating activities	$687	$574	19.7%
Investing activities	(155)	(1,216)	(87.3)%
Financing activities	(485)	547	#
Effect of exchange rate changes on cash and cash equivalents	(18)	(4)	#
Net increase (decrease) in cash and cash equivalents	29	(99)	#
Cash and cash equivalents at the beginning of period	398	497	(19.9)%
Cash and cash equivalents at the end of period	$427	$398	7.3%

#Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the year ended December 31, 2014:

•Net income of $413 million, plus:

•  Adjustments to reconcile net income to net cash provided by operating activities of $275 million comprised primarily of $137 million of depreciation and amortization expense, $62 million of share-based compensation expense, $49 million of asset impairment charges, other reconciling items of $28 million, which primarily reflects bad debt expense, and non-cash merger and strategic initiatives expense of $20 million, partially offset by $15 million of excess tax benefits related to share-based payments.

•Increase in deferred revenue of $64 million mainly related to our Corporate Solutions and Market Technology businesses.

•Increase in Section 31 fees payable to the SEC of $42 million primarily due to higher volumes, contract value and SEC fee rates.

Partially offset by an:

•Increase in other assets of $55 million primarily reflecting an increase in deferred costs associated with the timing and delivery of technology projects, partially offset by a decrease in restricted cash held for regulatory purposes.

•Decrease in accounts payable and accrued expenses of $40 million reflecting the timing of payments and a decrease in interest payable related to our debt obligations.

The following items impacted our net cash provided by operating activities for the year ended December 31, 2013:

•Net income of $384 million, plus:

•  Adjustments to reconcile net income to net cash provided by operating activities of $177 million comprised primarily of $122 million of depreciation and amortization expense, $47 million of share-based compensation expense, deferred income taxes of $28 million and $14 million of asset retirements and impairment charges, partially offset by gain on sale of investment security of $30 million and excess tax benefits related to share-based payments of $16 million.

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

Partially offset by an:

•Increase in accounts receivable, net of $55 million primarily due to recent acquisitions and the timing of collections and activity.

•Decrease in deferred revenue of $33 million primarily due to timing and delivery of certain market technology contracts.

•Decrease in Section 31 fees payable to the SEC of $15 million primarily due to a decrease in Section 31 fee rates.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2014 primarily consisted of purchases of trading securities and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

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

Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities for the year ended December 31, 2014 primarily consisted of $970 million of cash used in connection with the repayment of debt obligations, which consisted of a $408 million payment to repay in full our 2015 Notes, a $349 million payment to repay in full our $450 million funded term loan, or the 2016 Term Loan, and the repayment of the total amount drawn on our 2011 revolving credit commitment of $213 million, which included $118 million of proceeds received during the year ended December 31, 2014. In addition, cash used in financing activities included $178 million related to the repurchase of our common stock and $98 million related to cash dividends paid on our common stock. Partially offsetting these decreases were net proceeds received of $735 million which consisted of $494 million from the issuance of our 2024 Notes, $118 million from the partial utilization of the revolving credit commitment of our 2011 credit facility and $123 million from the partial utilization of the revolving credit commitment of our 2014 Credit Facility.

Net cash provided by financing activities for the year ended December 31, 2013 primarily consisted of proceeds of $895 million received from the issuance of the 2021 Notes and a partial utilization of the revolving credit commitment of our 2011 credit facility, partially offset by payments of debt obligations totaling $289 million consisting of repayment of our 2.50% convertible senior notes totaling $93 million, repayment of $151 million on our revolving credit commitment and required quarterly principal payments totaling $45 million made under our 2016 Term Loan, and $87 million related to cash dividends paid on our common stock.

For further discussion of our acquisitions, see Note 4, “Acquisitions and Divestiture,” to the consolidated financial statements. For further discussion of our debt obligations, see Note 9, “Debt Obligations,” to the consolidated financial statements. For further discussion of our share repurchase program, see “Share Repurchase Program,” of Note 13, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements.

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in millions)
Debt obligations by contract maturity(1)	$2,983	$104	$210	$674	$1,995
Minimum rental commitments under non-cancelable operating leases, net(2)	370	79	115	76	100
Other obligations(3)	278	275	3	-	-
Total	$3,631	$458	$328	$750	$2,095

(1)Our debt obligations include both principal and interest obligations. At December 31, 2014, an interest rate of 2.37% was used to compute the amount of the contractual obligations for interest on the 2014 Credit Facility. All other debt obligations were calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at December 31, 2014. See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

(2)We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)Other obligations consist of the following:

•	In December 2014, we agreed to acquire DWA for $225 million. In January 2015, we completed this acquisition;
•

Our subsidiary, Nasdaq PHLX, is a shareholder of OCC and, as part of a recently announced capital plan, is expected to make a $30 million capital contribution to OCC during the first quarter of 2015. The capital plan is designed to bring OCC into compliance with proposed regulatory requirements for covered clearing agencies.  Subject to certain conditions, we also have committed to provide specific replenishment capital in accordance with the announced capital plan.

•	A future escrow agreement payment related to a prior acquisition;
•	The second installment payment related to the acquisition of the remaining 28% ownership interest in BWise; and
•	Future transition service agreement payments associated with the acquisition of the TR Corporate businesses.

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

Off-Balance Sheet Arrangements

Default Fund Contributions and Margin Deposits Received for Clearing Operations

Default Fund Contributions

Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions are invested by Nasdaq Nordic Clearing in accordance with its investment policies and are included in default funds and margin deposits in the Consolidated Balance Sheets. However, non-cash contributions, which include highly rated government debt securities that must meet the investment policies of Nasdaq Nordic Clearing, as well as pledged cash, are pledged assets that are not recorded in our Consolidated Balance Sheets as Nasdaq Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These pledged assets are held at a nominee account in Nasdaq Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Nordic Clearing in the event of default. The pledged asset balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. See Note 16, “Clearing Operations,” to the consolidated financial statements for further discussion of our clearing operations and default fund contributions.

Margin Deposits Received for Clearing Operations

Nasdaq Nordic Clearing requires all clearing members to provide collateral, which may consist of cash and eligible securities, in a pledged bank account and/or an on-demand guarantee, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call as needed, which is in addition to the initial margin. Pledged collateral is held at a nominee account in Nasdaq Nordic Clearing’s name for the benefit of the clearing members and is immediately accessible by Nasdaq Nordic Clearing in the event of default. The pledged collateral is not recorded in our Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Clearing member pledged collateral related to our clearing operations was $5.7 billion as of December 31, 2014 and $9.5 billion as of December 31, 2013. Nasdaq Nordic Clearing maintains and manages all cash deposits related to margin collateral and records these cash deposits in default funds and margin deposits in the Consolidated Balance Sheets as both a current asset and current liability.

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

Guarantees Issued and Credit Facilities Available

In addition to the collateral pledged by clearing members discussed above, we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection. Financial guarantees issued to us totaled $14 million at December 31, 2014 and $20 million at December 31, 2013. At December 31, 2014, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $236 million ($197 million in available liquidity and $39 million for default protection), of which $7 million was utilized. At December 31, 2013, these facilities totaled $312 million ($219 million in available liquidity and $93 million for default protection), of which $11 million was utilized.

Execution Access has a clearing arrangement with Cantor Fitzgerald. As of December 31, 2014, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in the Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Some of the non-FICC counterparties are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $13 million as of December 31, 2014 and $17 million at December 31, 2013. These guarantees primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain Market Technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support these guarantees.

In September 2014, we provided a guarantee related to lease obligations for The Nasdaq Entrepreneurial Center Inc., or the Entrepreneurial Center, which is scheduled to open in 2015. The Entrepreneurial Center will be a not-for-profit organization designed to convene, connect and engage aspiring and current entrepreneurs. This entity is not included in the consolidated financial statements of Nasdaq.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for the above guarantees.

In connection with Nasdaq NLX, we have entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since the amount of these payments is not currently probable and cannot be quantified as of December 31, 2014, no contingent liability is recorded in the Consolidated Balance Sheets for these payments.

Other Transactions

In December 2014, we agreed to acquire DWA for $225 million. In January 2015, we completed the acquisition. DWA is part of our Information Services business.

As discussed above in "Contractual Obligations and Contingent Commitments,” under a newly formed capital plan announced by the OCC, we will provide a $30 million capital contribution to OCC during the first quarter of 2015.  Subject to certain conditions, we also have committed to provide specific replenishment capital in accordance with the announced capital plan.

Routing Brokerage Activities

Our broker-dealer subsidiary, Nasdaq Execution Services, provides a guarantee to securities clearinghouses and exchanges under its standard membership agreements, which require members to guarantee the performance of other members. For further discussion of our routing brokerage activities, see “Routing Brokerage Activities,” of Note 18, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements.

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

Interest Rate Risk

The following table summarizes our financial assets and liabilities that are subject to interest rate risk as of December 31, 2014:

	Financial Assets	Financial Liabilities(1)	Negative impact of a 100bp adverse shift in interest rate(2)

	(in millions)
Floating rate positions(3)	$2,817	$2,316	$2
Fixed rate positions(4)	27	2,196	-

(1)  Represents total contractual debt obligations and amounts related to default fund contributions and margin deposits.

(2)  Annualized impact of a 100 basis point parallel adverse shift in the yield curve.

(3)  Includes floating rate and fixed interest rates with a maturity or reset date due within 12 months.

(4)  Financial assets primarily consist of Swedish government debt securities, which are classified as trading investment securities, with an average duration of 2.3 years.

We are exposed to interest rate risk on floating rate financial assets of $2,817 million and financial liabilities of $2,316 million at December 31, 2014. When interest rates on financial assets of floating rate positions decrease, net interest income decreases. When interest rates on financial liabilities of floating rate positions increase, net interest expense increases. Based on December 31, 2014 positions, each 1.0% adverse change in interest rate would impact annual pre-tax income by $2 million related to our floating rate positions.

We are exposed to price risk on our fixed rate financial assets, which totaled $27 million at December 31, 2014 and have an average duration of 2.3 years. The net effect of a parallel shift of 1.0% of the interest rate curve, taking into account the change in fair value and the increase in interest income, would have an immaterial impact on annual pre-tax income related to our fixed rate positions.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency translation risk, as certain assets, liabilities, revenues and expenses of foreign subsidiaries are denominated in the local functional currency of such subsidiaries. For the year ended December 31, 2014, approximately 33.6% of our revenues less transaction-based expenses and 26.9% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone, Danish Krone and British Pound. For the year ended December 31, 2013, approximately 34.8% of our revenues less transaction-based expenses and 29.0% of our operating income were derived in currencies other than the U.S. dollar, primarily the Swedish Krona, Euro, Norwegian Krone, Danish Krone and British Pound.

Our primary exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the years ended December 31, 2014 and 2013 is presented in the following table:

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	British Pound	Other Foreign Currencies

	(in millions, except currency rate)
Twelve months ended December 31, 2014
Average foreign currency rate to the U.S. dollar	0.1462	1.3289	0.1592	0.1782	1.6476	#
Percentage of revenues less transaction-based expenses	18.3%	4.2%	2.4%	2.5%	2.9%	3.3%
Percentage of operating income	19.9%	2.2%	4.0%	5.1%	(1.9)%	(2.4)%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(38)	$(9)	$(5)	$(5)	$(6)	$(7)
Impact of a 10% adverse currency fluctuation on operating income	$(15)	$(2)	$(3)	$(4)	$(1)	$(2)

	Swedish Krona	Euro	Norwegian Krone	Danish Krone	British Pound	Other Foreign Currencies

	(in millions, except currency rate)
Twelve months ended December 31, 2013
Average foreign currency rate to the U.S. dollar	0.1536	1.3285	0.1703	0.1781	1.5647	#
Percentage of revenues less transaction-based expenses	20.1%	4.3%	2.7%	2.5%	1.7%	3.5%
Percentage of operating income	19.9%	3.7%	4.3%	4.6%	(2.6)%	(0.9)%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(38)	$(8)	$(5)	$(5)	$(3)	$(7)
Impact of a 10% adverse currency fluctuation on operating income	$(14)	$(2)	$(3)	$(3)	$(2)	$(1)

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

Our primary exposure to net assets in foreign currencies as of December 31, 2014 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation

	(in millions)
Swedish Krona(1)	$3,607	$(361)
Norwegian Krone	211	(21)
Euro	144	(14)
British Pound	152	(15)
Australian Dollar	87	(9)

(1)   Includes goodwill of $2,804 million and intangible assets, net of $842 million.

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

Our subsidiary Nasdaq Execution Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the routing services it provides for our trading customers. System trades in cash equities routed to other market centers for members of our cash equity exchanges are routed by Nasdaq Execution Services for clearing to the National Securities Clearing Corporation, or NSCC. In this function, Nasdaq Execution Services is to be neutral by the end of the trading day, but may be exposed to intraday risk if a trade extends beyond the trading day and into the next day, thereby leaving Nasdaq Execution Services susceptible to counterparty risk in the period between accepting the trade and routing it to the clearinghouse. In this interim period, Nasdaq Execution Services is not novating like a clearing broker but instead is subject to the short-term risk of counterparty failure before the clearinghouse enters the transaction. Once the clearinghouse officially accepts the trade for novation, Nasdaq Execution Services is legally removed from trade execution risk. However, Nasdaq has membership obligations to NSCC independent of Nasdaq Execution Services’ arrangements.

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

Execution Access is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of December 31, 2014, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC, and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Some of the non-FICC counterparties will be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

We are exposed to credit risk through our clearing operations with Nasdaq Nordic Clearing. See “Default Fund Contributions and Margin Deposits Received for Clearing Operations,” of “Off-Balance Sheet Arrangements,” above, as well as Note 16, “Clearing Operations,” to the consolidated financial statements for further discussion.

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

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make judgments, assumptions, and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes.  Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

Listing Services Revenues

Listing Services revenues primarily include annual renewal fees, initial listing fees, and listing of additional shares fees. Annual renewal fees do not require any judgments or assumptions by management as these amounts are recognized ratably over the following 12-month period in the U.S. or on a trailing 12-month basis in Europe. However, listing of additional shares fees and initial listing fees are recognized on a straight-line basis over estimated service periods, which are four and six years, respectively, based on our historical listing experience and projected future listing duration. Unamortized balances are recorded as deferred revenue in the Consolidated Balance Sheets.

Technology Solutions Revenues

Market Technology Revenues

For most technology solutions, we enter into multiple-element sales arrangements to develop technology solutions, license the right to use software, and provide post-contract support and other services to our customers. In order to recognize revenues associated with each individual element of a multiple-element sales arrangement separately, we are required to establish the existence of vendor specific objective evidence, or VSOE, of fair value for each element. When VSOE for individual elements of an arrangement cannot be established, revenue is generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered.

Goodwill and Related Impairment

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. For purposes of performing our goodwill impairment test, our six reporting units are the Market Services segment, the Listing Services segment, the two businesses comprising the Information Services segment: Data Products and Index Licensing and Services, and the two businesses comprising the Technology Solutions segment: Corporate Solutions and Market Technology. We test for impairment during the fourth quarter of our fiscal year using carrying amounts as of October 1. In conducting the 2014 annual impairment test for goodwill, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of a reporting unit was less than the carrying amount as a basis for determining whether it was necessary to perform the two-step quantitative goodwill impairment test described in Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 350, “Intangibles–Goodwill and Other,” or ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step quantitative test for goodwill impairment is performed for the appropriate reporting units. Otherwise, we conclude that no impairment is indicated and the two-step quantitative test for goodwill impairment is not performed.

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

For our annual test of goodwill impairment in 2014, we considered the results of our quantitative test performed in January 2013  on our reportable segments, which indicated that the fair value of each reporting unit was in excess of its carrying amount. We also considered future financial projections, current market conditions, and any changes in the carrying amount of the reporting units.

At the time of our 2014 annual impairment test, our goodwill balance was $5,802 million, of which $3,222 million was attributable to our Market Services segment, $129 million was attributable to our Listing Services segment, $1,895 million was attributable to our Information Services segment and $556 million was attributable to our Technology Solutions segment.

We utilized the qualitative screen for our Listing Services,  Data Products, Index Licensing and Services and Market Technology reporting units, as the excesses of their fair values over their respective carrying amounts were significant. In conducting the qualitative assessment for these four reporting units, we evaluated future financial projections by management to determine if there were any changes in the key inputs used to determine the fair values of each reporting unit. We also considered the qualitative factors in ASC Topic 350, as well as other relevant events and circumstances. Based on the results of the qualitative assessment for each reporting unit, we concluded based on a preponderance of positive indicators and the weight of such indicators that the fair values of our Listing Services,  Data Products, Index Licensing and Services and Market Technology reporting units are more likely than not greater than their respective carrying amounts and as a result, quantitative analyses were not needed. Therefore, no further testing of goodwill for impairment was performed for these reporting units for the year ended December 31, 2014.

Since the fair values of our Market Services and Corporate Solutions reporting units exceeded their carrying amounts by less than 10% in our 2013 annual goodwill impairment test, we bypassed the qualitative assessment for these reporting units. We performed step one of the quantitative goodwill impairment test for both of these reporting units and determined that the fair values of our Market Services and Corporate Solutions reporting units exceeded their carrying amounts by more than 10%. As a result, no goodwill impairment was recorded. The fair value of our Market Services and Corporate Solutions reporting units was determined using a combination of two equally weighted valuation methods, a market approach and an income approach. The market approach estimates fair value by applying revenues, earnings and cash flow multiples to the Market Services and Corporate Solutions reporting units’ operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to our Market Services and Corporate Solutions reporting units. The market approach requires management’s judgment to determine several valuation inputs, including the selection of comparable companies and control premium. The control premium is based on recent transactions in the marketplace. Under the income approach, we estimated future cash flows of our Market Services and Corporate Solutions reporting units based on internally generated forecasts of future financial performance. We determined a long-term growth rate for the terminal year period based on historical and expected inflation rates as well as management’s estimate of the long-term growth of the business. We then discounted the projected cash flows using a weighted average cost of capital of 10.0% for Market Services and 10.2% for Corporate Solutions.

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

Indefinite-Lived Intangible Assets and Related Impairment

Intangible assets deemed to have indefinite useful lives are not amortized but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value, using the relief from royalty approach or excess earnings approach for trade names and the Greenfield Approach for exchange and clearing registrations and licenses, both of which incorporate assumptions regarding future revenue projections and discount rates. Similar to goodwill impairment testing, we test for impairment of indefinite-lived intangible assets during the fourth quarter of our fiscal year using carrying amounts as of October 1. In conducting the 2014 annual impairment test for indefinite-lived intangible assets, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of an indefinite-lived intangible asset was less than the carrying amount as a basis for determining whether it was necessary to perform the quantitative impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the quantitative test for indefinite-lived intangible assets impairment is performed for the appropriate intangible assets. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded for the difference.

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

See Note 4, “Acquisitions and Divestiture,” and Note 5, “Goodwill and Purchased Intangible Assets,” to the consolidated financial statements for further discussion of intangible assets.

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

Certain costs incurred in connection with developing or obtaining internal use software are capitalized. These costs include both internal and third party costs.

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

Recent Accounting Pronouncements

See “Recently Adopted Accounting Pronouncements,” and “Recently Issued Accounting Pronouncements,” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion of recently adopted and recently issued accounting pronouncements that are applicable to Nasdaq.

.

Summarized Quarterly Financial Data (Unaudited)

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	2014	2014	2014	2014

	(in millions, except per share amounts)
Total revenues	$898	$865	$818	$919
Transaction-based expenses	(369)	(342)	(321)	(402)
Revenues less transaction-based expenses	529	523	497	517
Total operating expenses	345	332	290	344
Operating income	184	191	207	173
Net income attributable to Nasdaq	$103	$101	$123	$87
Basic earnings per share	$0.61	$0.60	$0.73	$0.52
Diluted earnings per share	$0.59	$0.59	$0.71	$0.50
Cash dividends declared per common share	$0.28	$-	$0.15	$0.15

	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr
	2013	2013	2013	2013

	(in millions, except per share amounts)
Total revenues	$744	$814	$805	$849
Transaction-based expenses	(326)	(363)	(299)	(329)
Revenues less transaction-based expenses	418	451	506	520
Total operating expenses	328	292	304	282
Operating income	90	159	202	238
Net income attributable to Nasdaq	$42	$88	$113	$141
Basic earnings per share	$0.26	$0.53	$0.68	$0.84
Diluted earnings per share	$0.25	$0.52	$0.66	$0.81
Cash dividends declared per common share	$0.13	$0.13	$0.13	$0.13

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Information about quantitative and qualitative disclosures about market risk is incorporated herein by reference from “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data.

Nasdaq’s consolidated financial statements, including Consolidated Balance Sheets as of December 31, 2014 and 2013, Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012, Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012, Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated February 17, 2015, are attached hereto as pages F-1 through F-53 and incorporated by reference herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

(a). Disclosure controls and procedures. Nasdaq’s management, with the participation of Nasdaq’s Chief Executive Officer, and Chief Financial Officer and Executive Vice President, Corporate Strategy, has evaluated the effectiveness of Nasdaq’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Nasdaq’s Chief Executive Officer, and Chief Financial Officer and Executive Vice President, Corporate Strategy have concluded that, as of the end of such period, Nasdaq’s disclosure controls and procedures are effective.

(b). Internal controls over financial reporting. There have been no changes in Nasdaq’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal controls over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on its assessment, our management believes that, as of December 31, 2014, our internal control over financial reporting is effective.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on Nasdaq’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The NASDAQ OMX Group, Inc.

We have audited The NASDAQ OMX Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The NASDAQ OMX Group, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, The NASDAQ OMX Group, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The NASDAQ OMX Group, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014 of The NASDAQ OMX Group, Inc. and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 17, 2015

 Item 9B. Other Information.

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

As a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services across six continents, we own and operate stock exchanges and other businesses in many jurisdictions throughout the world. To our knowledge, none of our activities during 2014 is required to be disclosed pursuant to ITRSHRA, with the following possible exceptions. As set forth in our Quarterly Report on Form 10-Q for the period ended September 30, 2014, a non-U.S. subsidiary of Nasdaq, NASDAQ OMX Armenia OJSC, operated the Armenian Stock Exchange and the Central Depository of Armenia, which are regulated by the Central Bank of Armenia under Armenian law. In accordance with the requirements of Armenian law, Mellat Bank SB CJSC, an Armenian entity that is designated under Executive Order 13382, is a market participant on the Armenian Stock Exchange and, as a result, pays participation and transaction fees to the Armenian Stock Exchange. In 2014, the Armenian Stock Exchange received participation and transaction fees from Mellat Bank SB CJSC totaling 2,828,594 Armenian Dram (the equivalent of approximately $6,950), which represents only 1.1% of all participation and transaction fees collected by the Armenian Stock Exchange during that period. We have voluntarily self-disclosed this matter to the U.S. government and have applied for authorization from the U.S. government to continue certain activities pertaining to Mellat Bank SB CJSC in Armenia in a limited manner.

Part III

Item 10. Directors, Executive Officers and Corporate Governance.

Information about Nasdaq’s directors, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in Nasdaq’s proxy statement for the 2015 Annual Meeting of Stockholders, or the Proxy. Information about Nasdaq’s executive officers, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Executive Officers of Nasdaq” in the Proxy. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by reference from the discussion under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy. Information about Nasdaq’s code of ethics, as required by Item 406 of Regulation S-K, is incorporated by reference from the discussion under the caption “Nasdaq’s Corporate Governance” in the Proxy. Information about Nasdaq’s nomination procedures, audit committee and audit committee financial experts, as required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, is incorporated by reference from the discussion under the caption “Nasdaq’s Corporate Governance” in the Proxy.

Item 11. Executive Compensation.

Information about Nasdaq’s director and executive compensation, as required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K, is incorporated by reference from the discussion under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Management Compensation Committee Report,” “Management Compensation Committee Interlocks and Insider Participation” and “Executive Compensation” in the Proxy.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information about security ownership of certain beneficial owners and management, as required by Item 403 of Regulation S-K, is incorporated by reference from the discussion under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy.

Equity Compensation Plan Information

Nasdaq’s Equity Plan provides for the issuance of our equity securities to our officers and other employees, directors and consultants. In addition, most employees of Nasdaq and its subsidiaries are eligible to participate in the Nasdaq Employee Stock Purchase Plan, or ESPP, at 85.0% of the fair market value of our common stock on the price calculation date. The Equity Plan and the ESPP have been approved previously by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under all of Nasdaq’s compensation plans as of December 31, 2014.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights(a)(1)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a)(c)
Equity compensation plans approved by stockholders...........................	3,316,782	$ 27.56	10,322,503(2)
Equity compensation plans not approved by stockholders.....................	—	$ —
Total...............................................................................................	3,316,782	$ 27.56	10,322,503(2)

(1)   The amounts in this column include only the number of shares to be issued upon exercise of outstanding options, warrants and rights. At December 31, 2014, we also had 5,405,837 shares to be issued upon vesting of outstanding restricted stock and performance share units, or PSUs.

(2)   This amount includes 7,516,850 shares of common stock that may be awarded pursuant to the Equity Plan and 2,805,653 shares of common stock that may be issued pursuant to the ESPP.

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

(a)(1) Financial Statements

See “Index to Consolidated Financial Statements and Schedule.”

(a)(2) Financial Statement Schedules

See “Index to Consolidated Financial Statements and Schedule.”

All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable and therefore have been omitted.

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

3.1	Nasdaq’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.1.1	Certificate of Elimination of Nasdaq’s Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.1.2	Certificate of Amendment of Nasdaq’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 19, 2014).

3.2	Nasdaq’s By-Laws (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 19, 2014).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on April 30, 2001).

4.2

The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.2.1

First Amendment to The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 19, 2009, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to
Exhibit 4.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).

4.3

Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.3.1

First Amendment to Registration Rights Agreement, dated as of February 19, 2009, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to
Exhibit 4.11.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).

4.4

Indenture, dated as of January 15, 2010, between Nasdaq and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 19, 2010).

4.5

First Supplemental Indenture, dated as of January 15, 2010, among Nasdaq and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

4.6

Second Supplemental Indenture, dated as of December 21, 2010, among Nasdaq and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 21, 2010).

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

4.9

First Supplemental Indenture, dated as of June 7, 2013, among The NASDAQ OMX Group, Inc., Wells Fargo Bank, National Association, as Trustee, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Luxembourg S.A., as registrar and transfer agent (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 10, 2013).

4.10

Second Supplemental Indenture, dated as of May 29, 2014, among The NASDAQ OMX Group, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 30, 2014)

4.11

Registration Rights Agreement, dated as of June 28, 2013, by and among The NASDAQ OMX Group, Inc., BGC Partners, Inc., BGC Holdings, L.P. and BGC Partners, L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2013).

10.1

Amended and Restated Board Compensation Policy, effective on October 17, 2013 (incorporated herein by reference to
Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 24, 2014).*

10.2

The NASDAQ OMX Group, Inc. 2010 Executive Corporate Incentive Plan, effective as of January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 4, 2010).*

10.3

Form of Nasdaq Non-Qualified Stock Option Award Certificate (incorporated herein by reference to
Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).*

10.4	Form of Nasdaq Restricted Stock Unit Award Certificate (employees).*

10.5

Form of Nasdaq Restricted Stock Unit Award Certificate (directors) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 5, 2014).*

10.6

Form of Nasdaq One-Year Performance Share Unit Agreement (incorporated herein by reference to
Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 9, 2014).*

10.7

Form of Nasdaq Three-Year Performance Share Unit Agreement (incorporated herein by reference to
Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 9, 2014).*

10.8

Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.8.1

Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.9

The NASDAQ OMX Group, Inc. Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.10

Employment Agreement between Nasdaq and Robert Greifeld, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2012).*

10.10.1

Memorandum of Understanding between Nasdaq and Robert Greifeld, dated as of December 11, 2012 (incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 21, 2013).*

10.11

Nonqualified Stock Option Agreement between Nasdaq and Robert Greifeld reflecting December 13, 2006 grant (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.12

Nonqualified Stock Option Agreement between Nasdaq and Robert Greifeld reflecting June 30, 2009 grant (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.13

Employment Agreement between Nasdaq and Adena Friedman, made and entered into on May 9, 2014 and effective as of June 16, 2014 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 6, 2014).*

10.14

Employment Agreement between Nasdaq and Hans-Ole Jochumsen, made and entered into and effective on August 5, 2014 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 5, 2014).*

10.15

Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on
March 31, 2003).*

10.15.1

First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 (incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the year ended
December 31, 2002 filed on March 31, 2003).*

10.15.2

Second Amendment to Employment Agreement between Nasdaq and Edward Knight, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.15.3

Third Amendment to Employment Agreement between Nasdaq and Edward Knight, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 28, 2012).*

10.16

The NASDAQ OMX Group, Inc. Change in Control Severance Plan for Executive Vice Presidents and Senior Vice Presidents, effective November 26, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2013).*

10.17

Credit Agreement, dated as of November 24, 2014, among The NASDAQ OMX Group, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Swingline Lenders, the other Lenders party thereto and Bank of America, N.A., as Administrative Agent and Issuing Bank (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2014).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 14 to the consolidated financial statements under Part II, Item 8 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young LLP.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.

**The following materials from The NASDAQ OMX Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012;  (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) notes to consolidated financial statements.

(b)Exhibits:

See Item 15(a)(3) above.

(c)Financial Statement Schedules:

See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2015.

THE NASDAQ OMX GROUP, INC.

By:	/S/ ROBERT GREIFELD
Name:	Robert Greifeld
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 17, 2015.

Name	Title

/S/ ROBERT GREIFELD Robert Greifeld	Chief Executive Officer and Director (Principal Executive Officer)

/S/ LEE SHAVEL Lee Shavel	Chief Financial Officer and Executive Vice President, Corporate Strategy (Principal Financial Officer)

/S/ RONALD HASSEN Ronald Hassen	Senior Vice President and Controller (Principal Accounting Officer)

* Börje Ekholm	Chairman of the Board

* Charlene T. Begley * Steven D. Black	Director Director

* Glenn H. Hutchins	Director

* Essa Kazim	Director

* John D. Markese	Director

* Ellyn A. McColgan	Director

* Thomas F. O’Neill	Director

* Michael R. Splinter	Director

* Lars Wedenborn	Director

*Pursuant to Power of Attorney

By:	/S/ EDWARD S. KNIGHT
Edward S. Knight
Attorney-in-Fact

THE NASDAQ OMX GROUP, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

The following consolidated financial statements and schedule of The NASDAQ OMX Group, Inc. and its subsidiaries are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of The NASDAQ OMX Group, Inc.

We have audited the accompanying consolidated balance sheets of The NASDAQ OMX Group, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index under Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The NASDAQ OMX Group, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), The NASDAQ OMX Group, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York

February 17, 2015

The NASDAQ OMX Group, Inc.

Consolidated Balance Sheets

(in millions, except share and par value amounts)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$427	$398
Restricted cash	49	84
Financial investments, at fair value	174	189
Receivables, net	389	393
Deferred tax assets	16	12
Default funds and margin deposits	2,194	1,961
Other current assets	151	126
Total current assets	3,400	3,163
Property and equipment, net	292	268
Non-current deferred tax assets	536	404
Goodwill	5,538	6,186
Intangible assets, net	2,077	2,386
Other non-current assets	244	170
Total assets	$12,087	$12,577

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$189	$228
Section 31 fees payable to SEC	124	82
Accrued personnel costs	143	154
Deferred revenue	177	151
Other current liabilities	116	141
Deferred tax liabilities	37	38
Default funds and margin deposits	2,194	1,961
Current portion of debt obligations	-	45
Total current liabilities	2,980	2,800
Debt obligations	2,313	2,589
Non-current deferred tax liabilities	626	708
Non-current deferred revenue	215	143
Other non-current liabilities	159	153
Total liabilities	6,293	6,393

Commitments and contingencies
Equity
Nasdaq stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 170,325,304 at December 31, 2014 and 214,419,155 at December 31, 2013; shares outstanding: 168,795,263 at December 31, 2014 and 169,357,084 at December 31, 2013	2	2
Preferred stock, 30,000,000 shares authorized, series A convertible preferred stock: shares issued: none at December 31, 2014 and 1,600,000 at December 31, 2013; shares outstanding: none at December 31, 2014 and December 31, 2013	-	-
Additional paid-in capital	3,222	4,278
Common stock in treasury, at cost: 1,530,041 shares at December 31, 2014 and 45,062,071 shares at December 31, 2013	(41)	(1,005)
Accumulated other comprehensive loss	(682)	(67)
Retained earnings	3,292	2,976
Total Nasdaq stockholders' equity	5,793	6,184
Noncontrolling interests	1	-
Total equity	5,794	6,184
Total liabilities and equity	$12,087	$12,577

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Income

(in millions, except per share amounts)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Market Services	$2,247	$2,092	$2,206
Listing Services	238	228	224
Information Services	473	436	400
Technology Solutions	542	455	290
Total revenues	3,500	3,211	3,120
Transaction-based expenses:
Transaction rebates	(1,065)	(1,002)	(1,104)
Brokerage, clearance and exchange fees	(368)	(314)	(342)
Revenues less transaction-based expenses	2,067	1,895	1,674
Operating expenses:
Compensation and benefits	588	539	454
Marketing and advertising	32	30	26
Depreciation and amortization	137	122	104
Professional and contract services	157	151	107
Computer operations and data communications	92	82	60
Occupancy	110	98	93
Regulatory	27	30	34
Merger and strategic initiatives	81	22	4
General, administrative and other	89	80	58
Restructuring charges	-	9	44
Voluntary accommodation program	-	44	-
Total operating expenses	1,313	1,207	984
Operating income	754	688	690
Interest income	6	9	10
Interest expense	(117)	(111)	(97)
Gain on sale of investment security	-	30	-
Asset impairment charges	(49)	(14)	(40)
Loss on divestiture of business	-	-	(14)
Net loss from unconsolidated investees	-	(2)	(1)
Income before income taxes	594	600	548
Income tax provision	181	216	199
Net income	413	384	349
Net loss attributable to noncontrolling interests	1	1	3
Net income attributable to Nasdaq	$414	$385	$352
Per share information:
Basic earnings per share	$2.45	$2.30	$2.09
Diluted earnings per share	$2.39	$2.25	$2.04
Cash dividends declared per common share	$0.58	$0.52	$0.39

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(in millions)

	Year Ended December 31,
	2014	2013	2012
Net income	$413	$384	$349
Other comprehensive income (loss):
Net unrealized holding gains (losses) on available-for-sale investment securities:
Unrealized holding gains arising during period	-	26	4
Reclassification adjustment for (gain) realized in net income on available-for-sale investment security	-	(30)	-
Total	-	(4)	4
Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	(733)	(17)	262
Income tax benefit (expense)	127	127	(95)
Total	(606)	110	167
Employee benefit plans gains (losses):
Employee benefit plan adjustments gains (losses)	(15)	21	(10)
Income tax benefit (expense)	6	(9)	4
Total	(9)	12	(6)
Total other comprehensive income (loss), net of tax	(615)	118	165
Comprehensive income (loss)	(202)	502	514
Comprehensive loss attributable to noncontrolling interests	1	1	3
Comprehensive income (loss) attributable to Nasdaq	$(201)	$503	$517

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Changes in Equity

(in millions, except share amounts)

	Number of			Common	Accumulated
	Common	Common	Additional	Stock In	Other
	Shares	Stock at	Paid-in	Treasury at	Comprehensive	Retained	Noncontrolling
	Outstanding	Par Value	Capital	Cost	Loss	Earnings	Interests	Total

Balance at December 31, 2011	173,552,939	$2	$3,793	$(860)	$(350)	$2,391	$10	$4,986
Net income (loss)	-	-	-	-	-	352	(3)	349
Foreign currency translation, net of tax of $95	-	-	-	-	167	-	-	167
Employee benefit plan adjustments, net of tax of $4	-	-	-	-	(6)	-	-	(6)
Unrealized holding gain on available-for-sale security	-	-	-	-	4	-	-	4
Cash dividends declared per common share	-	-	-	-	-	(65)	-	(65)
Share repurchase program	(11,544,457)	-	-	(275)	-	-	-	(275)
Amortization and vesting of restricted stock and PSUs	1,997,516	-	(8)	44	-	-	-	36
Stock options amortization and exercises, net	2,051,066	-	(22)	45	-	-	-	23
Other issuances of common stock, net	(451,226)	-	8	(12)	-	-	-	(4)
Sale of subsidiary shares to noncontrolling interests and other adjustments	-	-	-	-	-	-	(6)	(6)
Balance at December 31, 2012	165,605,838	$2	$3,771	$(1,058)	$(185)	$2,678	$1	$5,209
Net income (loss)	-	-	-	-	-	385	(1)	384
Foreign currency translation, net of tax of $127	-	-	-	-	110	-	-	110
Employee benefit plan adjustments, net of tax of $9	-	-	-	-	12	-	-	12
Unrealized holding gains on available-for-sale security, net of reclassification for gains realized in net income	-	-	-	-	(4)	-	-	(4)
Cash dividends declared per common share	-	-	-	-	-	(87)	-	(87)
Share repurchase program	(321,000)	-	-	(10)	-	-	-	(10)
Amortization and vesting of restricted stock and PSUs	779,614	-	23	17	-	-	-	40
Stock options amortization and exercises, net	2,346,220	-	(20)	52				32
Other issuances of common stock, net	(45,835)	-	20	(6)	-	-	-	14
Purchase price related to issuance of Nasdaq common stock - eSpeed acquisition	992,247	-	484	-	-	-	-	484
Balance at December 31, 2013	169,357,084	$2	$4,278	$(1,005)	$(67)	$2,976	$-	$6,184

	Number of			Common	Accumulated
	Common	Common	Additional	Stock in	Other
	Shares	Stock at	Paid-in	Treasury at	Comprehensive	Retained	Noncontrolling
	Outstanding	Par Value	Capital	Cost	Loss	Earnings	Interests	Total
Net income (loss)	-	$-	$-	$-	$-	$414	$(1)	$413
Foreign currency translation, net of tax of $127	-	-	-	-	(606)	-	-	(606)
Employee benefit plan adjustments, net of tax of $6	-	-	-	-	(9)	-	-	(9)
Cash dividends declared per common share	-	-	-	-	-	(98)	-	(98)
Share repurchase program	(4,592,194)	-	-	(178)	-	-	-	(178)
Amortization and vesting of restricted stock and PSUs	1,972,573	-	57	-	-	-	-	57
Stock options amortization and exercises, net	1,578,050	-	33	-	-	-	-	33
Other issuances of common stock, net	(512,497)	-	24	(28)	-	-	-	(4)
Retirement of common stock held in treasury	-	-	(1,170)	1,170	-	-	-	-
Sale of subsidiary shares to noncontrolling interests and other adjustments	-	-	-	-	-	-	2	2
Purchase price related to issuance of Nasdaq common stock - eSpeed acquisition	992,247	-	-	-	-	-	-	-
Balance at December 31, 2014	168,795,263	$2	$3,222	$(41)	$(682)	$3,292	$1	$5,794

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Consolidated Statements of Cash Flows

(in millions)

	Year Ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income	$413	$384	$349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137	122	104
Share-based compensation	62	47	46
Excess tax benefits related to share-based payments	(15)	(16)	(7)
Gain on sale of investment security	-	(30)	-
Deferred income taxes	(6)	28	16
Non-cash restructuring charges	-	1	16
Non-cash merger and strategic initiatives	20	-	-
Loss on divestiture of business	-	-	14
Asset impairment charges	49	14	40
Other reconciling items included in net income	28	11	16
Net change in operating assets and liabilities, net of effects of acquisitions and divestiture:
Receivables, net	(16)	(55)	(30)
Other assets	(55)	8	71
Accounts payable and accrued expenses	(40)	51	1
Section 31 fees payable to SEC	42	(15)	(9)
Accrued personnel costs	(4)	39	(27)
Deferred revenue	64	(33)	5
Other liabilities	8	18	(17)
Net cash provided by operating activities	687	574	588
Cash flows from investing activities:
Purchases of trading securities	(283)	(437)	(301)
Proceeds from sales and redemptions of trading securities	281	452	372
Purchases of available-for-sale investment securities	(20)	-	-
Proceeds from sale of available-for-sale investment securities	17	48	-
Purchase of equity and cost method investments	-	(43)	-
Acquisitions of businesses, net of cash and cash equivalents acquired	-	(1,121)	(112)
Purchases of property and equipment	(140)	(115)	(87)
Other investment activities	(10)	-	-
Net cash used in investing activities	(155)	(1,216)	(128)
Cash flows from financing activities:
Payments of debt obligations	(970)	(289)	(145)
Proceeds from debt obligations, net of debt issuance costs	735	895	-
Cash paid for repurchase of common stock	(178)	(10)	(275)
Cash dividends	(98)	(87)	(65)
Proceeds received from employee stock activity	40	35	6
Payments related to employee shares withheld for taxes	(31)	(12)	(3)
Excess tax benefits related to share-based payments	15	16	7
Other financing activities	2	(1)	(4)
Net cash provided by (used in) financing activities	(485)	547	(479)
Effect of exchange rate changes on cash and cash equivalents	(18)	(4)	10
Net increase (decrease) in cash and cash equivalents	29	(99)	(9)
Cash and cash equivalents at beginning of period	398	497	506
Cash and cash equivalents at end of period	$427	$398	$497
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$114	$79	$80
Income taxes, net of refund	$190	$157	$177
Non-cash investing activities:
Cost method investment	$75	$-	$-
Acquisition of eSpeed contingent future issuance of Nasdaq common stock	$-	$484	$-
Investment in LCH Clearnet Group, Limited	$-	$-	$37

See accompanying notes to consolidated financial statements.

The NASDAQ OMX Group, Inc.

Notes to Consolidated Financial Statements

1. Organization and Nature of Operations

We are a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, access services, data products, financial indexes, capital formation solutions, corporate solutions and market technology products and services. Our technology powers markets across the globe, supporting equity derivatives trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.

We manage, operate and provide our products and services in four business segments: Market Services, Listing Services, Information Services and Technology Solutions.

Market Services

Our Market Services segment includes our equity derivative trading and clearing, cash equity trading, fixed income, currency and commodities trading and clearing, and access and broker services businesses. We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETFs. In addition, in some countries where we operate exchanges, we also provide broker services, clearing, settlement and central depository services. Our transaction-based platforms provide market participants with the ability to access, process, display and integrate orders and quotes. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions, providing fee based revenues.

In the U.S., we operate three options exchanges, as well as three cash equity exchanges. The NASDAQ Stock Market, the largest of our cash equities exchanges, is the largest single pool of liquidity for trading U.S.-listed cash equities. We also operate a leading electronic platform for trading of U.S. Treasuries.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland, as well as the clearing operations of NASDAQ OMX Clearing AB, as Nasdaq Nordic. We also operate exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as Nasdaq Baltic. Collectively, Nasdaq Nordic and Nasdaq Baltic offer trading in cash equities and depository receipts, warrants, convertibles, rights, fund units and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through Nasdaq First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies. We also operate Nasdaq Armenia.

In addition, Nasdaq Commodities operates a power derivatives exchange regulated in Norway and a European carbon exchange. In the U.K., we operate Nasdaq NLX, a London-based multilateral trading venue that offers a range of both short-term interest rate and long-term interest rate euro-and sterling-based listed derivative products.

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges. In March 2014, we launched NPM a marketplace for private growth companies.

As of December 31, 2014, The NASDAQ Stock Market was home to 2,782 listed companies with a combined market capitalization of approximately $7.9 trillion, and in Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 792 listed companies with a combined market capitalization of approximately $1.2 trillion.

Information Services

Our Information Services segment includes our Data Products and our Index Licensing and Services businesses.

Our Data Products business sells and distributes historical and real-time quote and trade information to market participants and data distributors. Our data products enhance transparency of the market activity within the exchanges that we operate and provide critical information to financial professional and individual investors globally.

Our Index Licensing and Services business develops and licenses Nasdaq branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. We currently calculate and distribute over 39,000 indexes. We had over $99 billion of assets under management in exchange traded products tracking Nasdaq indexes as of December 31, 2014.

Technology Solutions

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses.

Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges. We help organizations manage the two-way flow of information with their key constituents, including their board members and investors, and with clients and the public through our suite of advanced technology, analytics, and consultative services. In 2013, we acquired the TR Corporate businesses which were integrated into our Corporate Solutions business. Our Corporate Solutions business primarily offers products to serve the following key areas: investor relations, public relations, multimedia solutions, and governance. We currently have approximately 10,000 Corporate Solutions clients.

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

For further discussion of our business, see “Item 1.  Business.”

2. Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with U.S. GAAP. The financial statements include the accounts of Nasdaq, its wholly-owned subsidiaries and other entities in which Nasdaq has a controlling financial interest. All significant intercompany accounts and transactions have been eliminated in consolidation. When we do not have a controlling interest in an entity but exercise significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. We recognize our share of earnings or losses of an equity method investee based on our ownership percentage. As permitted under U.S. GAAP, for certain equity method investments for which financial information is not sufficiently timely for us to apply the equity method of accounting currently, we record our share of the earnings or losses of the investee from the most recently available financial statements on a lag. See Note 6, “Investments,” for further discussion of our equity method investments.

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

Deferred taxes are not provided on cumulative translation adjustments where we expect earnings of a foreign subsidiary to be indefinitely reinvested. The income tax effect of currency translation adjustments related to foreign subsidiaries that are not considered indefinitely reinvested is recorded as a component of deferred taxes with an offset to accumulated other comprehensive income (loss) within stockholders’ equity in the Consolidated Balance Sheets.

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of three months or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $278 million as of December 31, 2014 and $152 million as of December 31, 2013. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments.

Restricted Cash

Current restricted cash, which was $49 million as of December 31, 2014 and $84 million as of December 31, 2013, is not available for general use by us due to regulatory and other requirements and is classified as restricted cash in the Consolidated Balance Sheets. As of December 31, 2014 and December 31, 2013, current restricted cash primarily includes cash held for regulatory purposes for our trading and clearing businesses.

Financial Investments

Financial investments, at fair value are primarily comprised of trading securities, mainly Swedish government debt securities. Trading securities are bought principally to meet regulatory capital requirements for Nasdaq Nordic Clearing’s operations and are generally sold in the near term. Changes in fair value of trading securities are included in dividend and investment income. Equity securities that are classified as available-for-sale investment securities are carried at fair value with unrealized gains and losses, net of tax, reported in accumulated other comprehensive income (loss) within stockholders’ equity. Realized gains and losses on these securities are included in earnings upon disposition of the securities using the specific identification method. In addition, realized losses are recognized when management determines that a decline in value is other than temporary, which requires judgment regarding the amount and timing of recovery. For equity securities, we also consider the extent to which cost exceeds fair value, the duration of that difference, management’s judgment about the issuer’s current and prospective financial condition, as well as our intent and ability to hold the security until recovery of the unrealized losses. In addition, for equity securities, we also consider the performance of the investee’s stock price in relation to industry indexes and review the investee’s credit profile.

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

Receivables, net

Our receivables are concentrated with our member firms, market data distributors, listed companies and technology solutions customers. Receivables are shown net of a reserve for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the reserve for bad debts monthly and make changes to the reserve through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount. The total reserve netted against receivables in the Consolidated Balance Sheets was $16 million as of December 31, 2014 and $9 million as of December 31, 2013.

Default Funds and Margin Deposits

Nasdaq Nordic Clearing members’ cash contributions are included in default funds and margin deposits in the Consolidated Balance Sheets as both a current asset and a current liability. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Nordic Clearing. Non-cash contributions are pledged assets that are not recorded in the Consolidated Balance Sheets as Nasdaq Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members.

 Derivative Financial Instruments and Hedging Activities

Non-Designated Derivatives

We use derivatives as economic hedges that are not designed as accounting hedges or do not qualify for hedge accounting treatment. For such derivative financial instruments, changes in fair value are reported in current period earnings.

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

As of December 31, 2014 and 2013, the fair value amounts of our derivative instruments were immaterial.

Net Investment Hedges

Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.

Our 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increase or decrease related to the remeasurement of the 2021 Notes into U.S. dollars is recorded within accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. See “3.875% Senior Unsecured Notes,” of Note 9, “Debt Obligations,” for further discussion.

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

Goodwill and Indefinite-Lived Intangible Assets

Goodwill represents the excess of purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. For purposes of performing our goodwill impairment test, our six reporting units are the Market Services segment, the Listing Services segment, the two businesses comprising the Information Services segment: Data Products and Index Licensing and Services, and the two businesses comprising the Technology Solutions segment: Corporate Solutions and Market Technology. Goodwill impairment testing is performed annually in the fourth quarter of our fiscal year using carrying amounts as of October 1, or more frequently if conditions exist that indicate that the asset may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit.

Goodwill impairment testing is a two-step process performed at the reporting unit level. First, the fair value of each reporting unit is compared to its corresponding carrying amount, including goodwill. The fair value of each reporting unit is estimated using a combination of a discounted cash flow valuation, which incorporates assumptions regarding future growth rates, terminal values, and discount rates, as well as a guideline public company valuation, incorporating relevant trading multiples of comparable companies and other factors. The estimates and assumptions used consider historical performance and are consistent with the assumptions used in determining future profit plans for each reporting unit. If the first step results in the carrying amount exceeding the fair value of the reporting unit, then a second step must be completed in order to determine the amount of goodwill impairment that should be recorded, if any. In the second step, the implied fair value of the reporting unit’s goodwill is determined by allocating the reporting unit’s fair value to all of its assets and liabilities other than goodwill in a manner similar to a purchase price allocation. The implied fair value of the goodwill that results from the application of this second step is then compared to the carrying amount of the goodwill and an impairment charge is recorded for any difference.

We also evaluate indefinite-lived intangible assets for impairment annually in the fourth quarter of our fiscal year using carrying amounts as of October 1, or more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. Such evaluation includes determining the fair value of the asset and comparing the fair value of the asset with its carrying amount.  The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value, using the relief from royalty approach and the excess earnings approach for trade names and the Greenfield Approach for exchange and clearing registrations and licenses, both of which incorporate assumptions regarding future revenue projections and discount rates. If the fair value of the indefinite-lived intangible asset is less than its carrying amount, an impairment charge is recognized in an amount equal to the difference. See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Purchased Intangible Assets,” for further discussion.

For goodwill and indefinite-lived intangible assets impairment testing, we have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step quantitative test for goodwill impairment is performed for the appropriate reporting units. Otherwise, we conclude that no impairment is indicated and the two-step quantitative test for goodwill or indefinite-lived intangible assets impairment is not performed.

There was no impairment of goodwill for the years ended December 31, 2014, 2013 and 2012. However, events such as economic weakness or unexpected significant declines in operating results of a  reporting unit may result in goodwill impairment charges in the future.

Valuation of Other Long-Lived Assets

We also assess potential impairments to our other long-lived assets, including finite-lived intangible assets, equity method investments, property and equipment and other assets, when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value and is recorded as a reduction in the carrying amount of the related asset and a charge to operating results. See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Purchased Intangible Assets,” and “Equity Method Investments,” of Note 6, “Investments,” for further discussion.

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

Revenue Recognition and Transaction-Based Expenses

Market Services Revenues

Market Services revenues include equity derivative trading and clearing revenues, cash equity trading revenues, fixed income, currency and commodities trading and clearing revenues, and access and broker services revenues.

Equity Derivative Trading and Clearing Revenues

In our equity derivative markets, we earn trading and clearing revenues which are variable. In the U.S., trading revenues are based on traded volumes, and recognized when executed. The principal types of equity derivative contracts traded are equity options, ETF options, index options and foreign currency options. In the U.S., we record execution revenues from transactions on a gross basis as revenues and record related expenses as transaction-based expenses.

In Europe, equity derivative trading and clearing revenues are based on the volume and value of traded and cleared contracts, and recognized when executed or when contracts are cleared. The principal types of equity derivative contracts traded and cleared are stock options and futures and index options and futures.

Equity Derivative Trading and Clearing Transaction-Based Expenses

For U.S. equity derivative trading, we credit a portion of the per share execution charge to the market participant that provides the liquidity and record the transaction rebate as a transaction-based expense in the Consolidated Statements of Income. These transaction rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

In the U.S., we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our equity derivative trading and clearing fees. We collect the fees as a pass-through charge from organizations executing eligible trades on our options exchanges and we recognize these amounts in equity derivative trading and clearing transaction-based expenses when incurred. Section 31 fees received are included in cash and cash equivalents in the Consolidated Balance Sheets at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to the SEC in the Consolidated Balance Sheets until paid. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. As we hold the cash received until payment to the SEC, we earn interest income on the related cash balances.

Under our Limitation of Liability Rule and procedures, we may, subject to certain caps, provide compensation for losses directly resulting from the systems’ actual failure to correctly process an order, quote, message or other data into our platform. We do not record a liability for any potential claims that may be submitted under the Limitation of Liability Rule unless they meet the provisions required in accordance with U.S. GAAP. As such, losses arising as a result of the rule are accrued and charged to expense only if the loss is probable and estimable.

The exchanges that comprise Nasdaq Nordic and Nasdaq Baltic do not have any revenue sharing agreements or transaction-based expenses, such as transaction rebates and brokerage, clearance and exchange fees.

Cash Equity Trading Revenues

U.S. cash equity trading revenues are variable, based on individual customer share volumes, and recognized as transactions occur. We charge transaction fees for executing cash equity trades in NASDAQ-listed and other listed securities on our U.S. cash equity exchanges, as well as on orders that are routed to other market venues for execution. Similar to U.S. equity derivative trading and clearing, we record cash equity trading revenues from transactions on a gross basis as revenues and record related expenses as transaction-based expenses, as we have certain risk associated with trade execution. For further discussion see “Equity Derivative Trading and Clearing Transaction-Based Expenses” above.

For NASDAQ and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. We record these credits as transaction rebates that are included in transaction-based expenses in the Consolidated Statements of Income. These transaction rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets.

As discussed above in “Equity Derivative Trading and Clearing Transaction-Based Expenses,” we also pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our cash equity trading fees. We collect the fees as a pass-through charge from organizations executing eligible trades on our cash equity platforms and we recognize these amounts in transaction-based expenses when incurred.

As discussed above, in the U.S., under our Limitation of Liability Rule and procedures, we may, subject to certain caps, provide compensation for losses directly resulting from the systems’ actual failure to correctly process an order, quote, message or other data into our platform.

In our European markets, we charge transaction fees for executing trades on the exchanges that comprise Nasdaq Nordic and Nasdaq Baltic. These transaction fees are charged per executed order and as per value traded.

The exchanges that comprise Nasdaq Nordic and Nasdaq Baltic do not have any revenue sharing agreements or transaction-based expenses, such as transaction rebates and brokerage, clearance and exchange fees.

Fixed Income, Currency and Commodities Trading and Clearing Revenues

Fixed income trading revenues are primarily earned from trading of U.S. Treasury securities and other fixed income products. Customer contracts may be on a fixed or variable rate basis. Revenues from customers with a fixed rate basis are recognized ratably over the contract period. Revenues from customers with a variable rate basis are based upon individual customer share volume and are recognized as revenues as the transaction occurs. Currency and commodities trading and clearing revenues are primarily earned from trading and clearing of energy, carbon and other commodity products. Trading and clearing revenues are based on the volume and value of traded and cleared contracts, and recognized when executed or when contracts are cleared. In addition, Nasdaq Commodities members are billed an annual fee which is recognized ratably over the following 12-month period.

We also generate clearing revenues for OTC traded derivatives for the freight market and seafood derivatives market, interest rate swaps, and resale and repurchase agreements. These clearing revenues are based on the value and length of the contract and are recognized when cleared. In connection with our collateral management process in our Nasdaq Nordic Clearing operations, we recognize interest income on cash contributions that we manage when earned.

Access and Broker Services Revenues

Access Services

We generate revenues by providing market participants with several alternatives for accessing our markets for a fee. The type of connectivity is determined by the level of functionality a customer needs. As a result, Access Services revenues vary depending on the type of connection provided to customers. We provide co-location services to market participants, whereby firms may lease cabinet space and power to house their own equipment within our data centers. These participants are charged monthly fees for cabinet space, connectivity and support. We also earn revenues from annual and monthly exchange membership and registration fees. Revenues for providing access to our markets, co-location services and revenues for monthly exchange membership and registration fees are recognized on a monthly basis as the service is provided. Revenues from annual fees for exchange membership and registration fees are recognized ratably over the following 12-month period.

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

Listing Services Revenues

Listing Services revenues primarily include annual fees, initial listing fees and listing of additional shares fees.

Annual Fees

In the U.S., annual fees are charged based on the number of outstanding shares of listed U.S. companies at the end of the prior year and are recognized ratably over the following 12-month period. European annual fees, which are received from companies listed on our Nordic and Baltic exchanges and Nasdaq First North, are directly related to the listed companies’ market capitalization on a trailing 12-month basis. These revenues are recognized ratably over the following 12-month period.

Initial Listing Fees

Initial listing fees pertain to our U.S. market and are generally based on the number of shares that a company initially lists and are recognized on a straight-line basis over estimated service periods of six years, based on our historical listing experience and projected future listing duration.

Listing of Additional Shares Fees

Listing of additional shares fees pertain to our U.S. market and are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed, such as stock splits and sales of additional securities. These fees are recognized on a straight-line basis over estimated service periods of four years, based on our historical listing experience and projected future listing duration.

Information Services Revenues

Information Services revenues include Data Products revenues and Index Licensing and Services revenues.

Data Products Revenues

Data Products revenues are earned from U.S. and European proprietary data products and index data products. In the U.S., we also earn revenues from U.S. tape plans.

We collect and process information from our exchanges and earn revenues as a distributor of our own data and select third-party content. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn sell subscriptions for this information to the public. We earn revenues primarily based on the number of data subscribers and distributors of our data. Data Products revenues are subscription-based and are recognized on a monthly basis net of amounts due under revenue sharing arrangements with market participants.

We also generate revenues from our Nasdaq indexes that consist of Global Index Data Services, which deliver real-time index values throughout the trading day, and Global Index Watch, which delivers weightings and components data, corporate actions and a breadth of additional data. We earn revenues primarily based on the number of data subscribers and distributors of our data. These revenues, which are subscription based, are recognized on a monthly basis.

Revenues from U.S. tape plans include eligible UTP Plan revenues that are shared among UTP Plan participants and are presented on a net basis. Under the revenue sharing provision of the UTP Plan, we are permitted to deduct costs associated with acting as the  administrator of the UTP Plan from the total amount of tape revenues collected. After these costs are deducted from the tape revenues, we distribute to the respective UTP Plan participants, including The NASDAQ Stock Market, Nasdaq BX and Nasdaq PSX, their share of tape revenues based on a formula, required by Regulation NMS, that takes into account both trading and quoting activity. In addition, all quotes and trades in NYSE- and NYSE MKT-listed securities are reported and disseminated in real- time, and as such, we share in the tape revenues for information on NYSE- and NYSE MKT-listed securities. Revenues from net U.S. tape plans are recognized on a monthly basis.

Data Products Revenue Sharing

The most significant component of Data Products revenues recorded on a net basis is the UTP Plan revenue sharing in the U.S. All indicators of gross vs. net reporting under U.S. GAAP have been considered in analyzing the appropriate presentation of UTP Plan revenue sharing. However, the following are the primary indicators of net reporting:

•Primary Obligor: We are the administrator for the UTP Plan, in addition to being a participant in the UTP Plan. In our unique role as administrator, we facilitate the collection and dissemination of revenues on behalf of the UTP Plan participants. As a participant, we share in the net distribution of revenues according to the plan on the same terms as all other plan participants.

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

The exchanges that comprise Nasdaq Nordic and Nasdaq Baltic do not have any data products revenue sharing agreements.

Index Licensing and Services Revenues

We develop and license Nasdaq branded indexes, associated derivatives and financial products as part of our Global Index Family. Revenues primarily include license fees from these branded indexes, associated derivatives and financial products in the U.S. and abroad. We primarily have two types of license agreements: transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long-term agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, we recognize revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, we recognize revenue on a pro-rata basis over the licensing term. Asset-based licenses are also generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recorded on a monthly or quarterly basis over the term of the license agreement.

Technology Solutions Revenues

Technology  Solutions revenues include Corporate Solutions revenues and Market Technology revenues.

Corporate Solutions Revenues

Corporate Solutions revenues primarily include subscription and transaction-based income from our Investor Relations, Public Relations, Multimedia Solutions and Governance products. Subscription-based revenues earned are recognized ratably over the contract period, generally one to two years in length. As part of the subscription agreements, customers can also be charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. Revenues from transaction-based services, such as webcasting and wire distribution, are recorded as the services are provided and delivered.

Market Technology Revenues

Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination, as well as enterprise governance, risk management and compliance software solutions. Revenues primarily consist of software, license and support revenues, change request and advisory revenues, and software as a service revenues.

For most solutions, we enter into multiple-element sales arrangements to develop technology solutions, license the right to use software, and provide post-contract support and other services to our customers. In order to recognize revenues associated with each individual element of a multiple-element sales arrangement separately, we are required to establish the existence of VSOE of fair value for each element. When VSOE for individual elements of an arrangement cannot be established, revenue is generally deferred and recognized over either the final element of the arrangement or the entire term of the arrangement for which the services will be delivered.

We enter into agreements to modify the system solutions sold by Nasdaq after delivery has occurred. These revenues are recognized when earned.

In addition, we enter into revolving subscription agreements which allow customers to connect to our servers to access certain services. These revenues are recognized ratably over the subscription term.

Earnings Per Share

We present both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to Nasdaq by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income attributable to Nasdaq by the weighted-average number of common shares and common share equivalents outstanding during the period and reflects the assumed conversion of all dilutive securities, which primarily consist of employee stock options, restricted stock and PSUs. Common share equivalents are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. See Note 14, “Earnings Per Share,” for further discussion.

Treasury Stock

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired.

Pension and Post-Retirement Benefits

Pension and other post-retirement benefit plan information for financial reporting purposes is developed using actuarial valuations. We assess our pension and other post-retirement benefit plan assumptions on a regular basis. In evaluating these assumptions, we consider many factors, including evaluation of the discount rate, expected rate of return on plan assets, mortality rate, healthcare cost trend rate, retirement age assumption, our historical assumptions compared with actual results and analysis of current market conditions and asset allocations. See Note 11, “Employee Benefits,” for further discussion.

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

Share-Based Compensation

Accounting for share-based compensation requires the measurement and recognition of compensation expense for all share-based awards made to employees based on estimated fair values. Share-based awards, or equity awards, include employee stock options, restricted stock and PSUs. Restricted stock awards generally refer to restricted stock units. We recognize compensation expense for equity awards on a straight-line basis over the requisite service period of the award.

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

See Note 12, “Share-Based Compensation,” for further discussion.

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

Recently Adopted Accounting Pronouncements

For the year ended December 31, 2014, we have not adopted any new accounting pronouncements that had a material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update, or ASU, 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition guidance in ASC 605, “Revenue Recognition.” The new revenue recognition standard sets forth a five-step revenue recognition model to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The standard also requires more detailed disclosures. The standard provides alternative methods of initial adoption and is effective for us on January 1, 2017. Early adoption is not permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

During 2013, we recognized restructuring charges totaling $9 million, including severance costs of $6 million related to workforce reductions of 31 positions across our organization, $1 million for facilities-related charges related to lease rent accruals for facilities we no longer occupy due to facilities consolidation,  $1 million for asset impairments, primarily consisting of fixed assets and capitalized software that have been retired, and $1 million of other charges. During 2012, we recognized restructuring charges totaling $44 million, including severance costs of $23 million related to workforce reductions of 226 positions across our organization, $10 million of facilities-related charges, $9 million of asset impairments, primarily consisting of fixed assets and capitalized software that have been retired, and $2 million of other charges.

Restructuring Reserve

Severance

The accrued severance balance totaled $3 million at December 31, 2013 and is included in current liabilities in the Consolidated Balance Sheets. The accrued severance balance as of December 31, 2013 was paid during the first quarter of 2014.

Facilities-related

Facilities-related reserves are calculated using a present value of future minimum lease payments, offset by an estimate for future sublease income. The facilities-related reserve balance was $1 million at December 31, 2013. The majority of the facilities-related reserve balance as of December 31, 2013 was utilized during 2014.

4. Acquisitions and Divestiture

We completed the following acquisitions and strategic initiatives in 2014, 2013 and 2012. Financial results of each transaction are included in our Consolidated Statements of Income from the date of each acquisition or strategic initiative.

2014 Acquisition

On March 31, 2014, we completed the acquisition of the remaining 28% ownership interest in BWise. BWise is part of our Market Technology business within our Technology Solutions segment. See “Acquisition of BWise” below for further discussion.

2013 Acquisitions

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Purchased Intangible Assets	Goodwill

	(in millions)
eSpeed	$1,239	$5	$715	$519
TR Corporate businesses	366	(37)	91	312

The amounts in the table above represent the preliminary allocation of the purchase price and were subject to revision during the measurement period, a period not to exceed 12 months from the acquisition date. We finalized the allocation of the purchase price for the above acquisitions in 2014. There were no adjustments to the provisional values during the 12 month measurement period for the above acquisitions.

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

Nasdaq used the majority of the net proceeds from the issuance of the 2021 Notes to fund the cash consideration paid for the acquisition of eSpeed. See “3.875% Senior Unsecured Notes,” of Note 9, “Debt Obligations,” for further discussion.

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

Trade Name

Nasdaq has incorporated eSpeed into two reporting segments—Market Services and Information Services. The eSpeed trade name was valued as used in each of these reporting segments. The trade name is recognized in the industry and carries a reputation for quality. As such, eSpeed and related brands’ reputation and positive recognition embodied in the trade name are valuable assets to Nasdaq. The trade name was considered the primary asset acquired in this transaction. In valuing the acquired trade name, we used the income approach, specifically the excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return that is attributable to the intangible asset being valued.

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

We estimated the useful life of the trade name to be indefinite. The useful life was based on several factors including the number of years the name has been in service, its popularity within the industry, and our intention to continue its use.

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

Based on the historical behavior of the customers and a parallel analysis of the customers using the excess earnings method, we estimated the remaining useful life to be 13 years for the acquired customer relationships.

In the fourth quarter of 2014, we recorded a  non-cash intangible asset impairment charge totaling $38 million related to the customer relationships intangible asset. The impairment resulted primarily from changes in the forecasted revenues associated with the acquired customer list. See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Purchased Intangible Assets,” to the consolidated financial statements for further discussion.

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

To determine the royalty rate we searched for and identified market transactions and royalty rates for comparable technology. Due to the limited data, we relied on our estimates and benchmarked the estimated excess earnings of eSpeed to determine a range of royalty rates that would be reasonable for the use of its intangible assets based on a profit split methodology. Profit split theory states that a reasonable market participant would be willing and able to make revenue based royalty payments of 25 to 33 percent of their operating profit to receive the rights to certain licensable intellectual property necessary for conducting business. Conversely, the owner of such intellectual property would save that amount or be relieved from making those royalty payments. By analyzing these profit splits at 25 to 33 percent, we estimated supportable royalty rates for the technology and selected a pre-tax royalty rate of 5%.

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

Acquisition of the Investor Relations, Public Relations and Multimedia Solutions Businesses of Thomson Reuters

On May 31, 2013, we acquired the TR Corporate businesses for $390 million ($366 million cash paid plus $24 million in working capital adjustments). We acquired net liabilities, at fair value, totaling $37 million and purchased intangible assets of $91 million, which consisted of $89 million in customer relationships and $2 million in technology. The TR Corporate businesses are part of our Corporate Solutions business within our Technology Solutions segment.

Nasdaq used cash on hand and borrowed $50 million under a former credit facility to fund this acquisition.

In the first quarter of 2014, we performed a review of our legacy Corporate Solutions’ technology platforms in an effort to leverage our scale and expertise as well as improve the efficiencies that we deliver to our customers and reduce our costs. This review resulted in the consolidation and retirement of several technology platforms, resulting in a charge of $18 million in the first quarter of 2014. In addition, other merger costs of $33 million relating to our acquisition of the TR Corporate businesses were recorded in 2014. These charges are included in merger and strategic initiatives expense in the Consolidated Statements of Income.

Intangible Assets

The following table presents the details of the purchased intangible assets acquired in the acquisition of the TR Corporate businesses. All purchased intangible assets with finite lives are amortized using the straight-line method. See Note 5, “Goodwill and Purchased Intangible Assets,” for further discussion.

		Estimated
		Average Remaining
	Value	Useful Life
Intangible assets:	(in millions)	(in years)
Customer relationships	$89	9-14 years
Technology	2	2-5 years
Total intangible assets	$91

Below is a discussion of the methods used to determine the fair value of the purchased intangible assets acquired in the acquisition of the TR Corporate businesses, as well as a discussion of the estimated average remaining useful life of each intangible asset. The carrying amounts of all other assets and liabilities were deemed to approximate their estimated fair values.

Customer Relationships

Customer relationships represent the non-contractual and contractual relationships that each of the TR Corporate businesses has with its customers and represented a key intangible asset in this transaction. Customer relationships were identified and valued individually for each of the TR Corporate businesses using the income approach, specifically an excess earnings method. This valuation method relied on assumptions regarding projected revenues, attrition rates, and operating cash flows for each of the TR Corporate businesses.

We assumed annual revenue attrition of 10.0% for the customers for each of the TR Corporate businesses, as well as charges for contributory assets. Operating expenses associated with maintaining the assets were applied to the attrition adjusted revenues. For the five years following 2016, operating margins were adjusted in order to reach a normalized operating margin level that included an estimate for the fixed costs for the businesses. From 2021 onward, the operating margin was held constant at a normalized level. The tax-effected cash flows were discounted at a rate of 11% to 11.5% based on the risk associated with the hypothetical cash flows generated by the customer base for each specific business line.

The cash flows were then tax-effected at a rate of 40.0%, and a discounted tax amortization benefit was added to the fair value of the assets under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.

The estimated remaining useful life captured 90.0% of the present value of the cash flows generated by each customer relationship.

Technology

The fair values of the acquired developed technologies were valued using the income approach, specifically the RFRM, as discussed above in “Technology” relating to eSpeed.

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

Formation of NPM Joint Venture

In March 2013, we formed a joint venture with SharesPost creating NPM, a marketplace for private growth companies. We own a majority interest in NPM, combining Nasdaq’s resources, market and operating expertise with SharesPost’s web-based platform. NPM launched in March 2014 and is part of our Listing Services segment.

We finalized the allocation of the purchase price for NPM in the first quarter of 2014. There were no adjustments to the provisional values during the 12 month measurement period for this joint venture.

EMCF and EuroCCP Merger

In December 2013, EMCF merged with European Central Counterparty ltd., or EuroCCP, creating EuroCCP N.V., a new combined clearinghouse. Nasdaq purchased an additional ownership interest in EuroCCP N.V. for an immaterial amount. Nasdaq previously had a 22% equity interest in EMCF and, upon completion of the merger, currently has a 25% equity interest in EuroCCP N.V.  EuroCCP N.V. combined the risk management and customer service organization of EuroCCP with the technology and operations infrastructure of EMCF. We account for our investment in EuroCCP N.V. under the equity method of accounting and this investment is part of our Market Services segment.  See “Equity Method Investments,” of Note 6, “Investments,” for further discussion of our equity method investments.

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

Acquisition of NOS Clearing

In July 2012, we acquired NOS Clearing for approximately $40 million (233 million Norwegian Krone) in cash. We acquired net assets of $43 million, primarily restricted cash related to regulatory capital. The purchased intangible assets totaling $1 million consisted of customer relationships. NOS Clearing is part of our equity derivative trading and clearing business within our Market Services segment.

Acquisition of BWise

In May 2012, we acquired a 72% ownership interest in BWise for approximately $57 million (47 million Euros) in cash and agreed to purchase the remaining 28% ownership interest in BWise for $20 million, resulting in 100% ownership by the first half of 2015 for a total purchase price of approximately $77 million (62 million Euros). We acquired net liabilities of $2 million and recorded a current deferred tax liability of $1 million and a non-current deferred tax liability of $8 million related to purchased intangible assets, resulting in total net liabilities acquired of $11 million. The total deferred tax liabilities of $9 million represent the tax effect of the difference between the estimated assigned fair value of the acquired intangible assets ($35 million) and the tax basis ($0) of such assets multiplied by BWise’s effective tax rate of 25%. The purchased intangible assets of $35 million consisted of $23 million in customer relationships, $7 million in technology and $5 million for the BWise trade name. BWise is part of our Market Technology business within our Technology Solutions segment.

Due to changes in the anticipated performance of BWise, the estimated amount of future expected contingent purchase price obligations was reduced from $20 million to $12 million at December 31, 2013.  As a result, an $8 million reduction was recorded to merger and strategic initiatives expense in the Consolidated Statements of Income for 2013. In March 2014, we completed the acquisition of the remaining 28% ownership interest in BWise and agreed to pay the contingent purchase price in two installments. The first installment was paid in 2014 and the final installment will be paid in 2015.

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

Pro Forma Results and Acquisition-related Costs

The consolidated financial statements for the years ended December 31, 2014, 2013 and 2012 include the financial results of the above 2014, 2013 and 2012 acquisitions from the date of each acquisition. Pro forma financial results for the acquisitions completed in 2014, 2013 and 2012 have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.

Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Consolidated Statements of Income.

2012 Divestiture

In August 2012, we sold our majority-owned subsidiary IDCG to LCH Clearnet Group, Limited, or LCH. Under the terms of the transaction, Nasdaq received ordinary shares of LCH valued at 19 Euros per share, resulting in Nasdaq having a 3.7% pro forma ownership interest in LCH at that time. We recorded a $14 million loss, which is included in loss on divestiture of business in the Consolidated Statements of Income for the year ended December 31, 2012. IDCG was part of our Market Services segment.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the year ended December 31, 2014:

	Market Services	Listing Services	Information Services	Technology Solutions	Total

	(in millions)
Balance at December 31, 2013	$3,433	$136	$2,019	$598	$6,186
Foreign currency translation adjustment	(352)	(22)	(225)	(49)	(648)
Balance at December 31, 2014	$3,081	$114	$1,794	$549	$5,538

As of December 31, 2014, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $870 million, of which $527 million is related to our acquisition of eSpeed and $278 million is related to our acquisition of the TR Corporate businesses.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	December 31, 2014				December 31, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)

	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$35	$(16)	$19	5	$39	$(12)	$27	5
Customer relationships	1,009	(329)	680	20	1,075	(292)	783	19
Other	5	(3)	2	9	5	(3)	2	8
Foreign currency translation adjustment	(94)	26	(68)		3	-	3
Total finite-lived intangible assets	$955	$(322)	$633		$1,122	$(307)	$815

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$-	$790		$790	$-	$790
Trade names	756	-	756		756	-	756
Licenses	51	-	51		51	-	51
Foreign currency translation adjustment	(153)	-	(153)		(26)	-	(26)
Total indefinite-lived intangible assets	$1,444	$-	$1,444		$1,571	$-	$1,571
Total intangible assets	$2,399	$(322)	$2,077		$2,693	$(307)	$2,386

Amortization expense for purchased finite-lived intangible assets was $69 million for the year ended December 31, 2014,  $63 million for the year ended December 31, 2013 and $52 million for the year ended December 31, 2012. The increase in amortization expense in both 2014 compared to 2013 and 2013 compared to 2012 was primarily due to amortization expense on identifiable finite-lived intangible assets purchased in connection with the acquisitions of eSpeed and the TR Corporate businesses offset by lower amortization expense on certain intangible assets that were impaired in the first quarter of 2013 as discussed below.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $68 million as of December 31, 2014) of purchased finite-lived intangible assets as of December 31, 2014 is as follows:

(in millions)
2015	$65
2016	63
2017	61
2018	58
2019	44
2020 and thereafter	410
Total	$701

Intangible Asset Impairment Charges

In 2014, we recorded a  non-cash intangible asset impairment charge totaling $38 million related to an acquired intangible asset associated with customer relationships. The impairment resulted primarily from changes in the forecasted revenues associated with the acquired customer list of our eSpeed business. The fair value of customer relationships of $71 million was determined using the income approach, specifically the with-and-without method. This charge is recorded in asset impairment charges in the Consolidated Statements of Income for 2014. The customer relationships impairment charge related primarily to our Market Services segment. However, for segment reporting purposes, this charge was allocated to corporate items based on the decision that this charge should not be used to evaluate the segment’s operating performance.

In 2013, we recorded non-cash intangible asset impairment charges totaling $14 million related to certain acquired intangible assets associated with customer relationships ($7 million) and a certain trade name ($7 million). The customer relationships impairment resulted primarily from changes in the forecasted revenues associated with the acquired customer list of FTEN, Inc. The fair value of customer relationships of $4 million was determined using the income approach, specifically the multi-period excess earnings method. The trade name impairment resulted from management’s decision to no longer utilize the FTEN, Inc. trade name,  which was written down to zero value. These charges are recorded in asset impairment charges in the Consolidated Statements of Income for 2013. These impairment charges related to our Market Services segment. However, for segment reporting purposes, these charges were allocated to corporate items based on the decision that these charges should not be used to evaluate the segment’s operating performance.

In 2012, we recorded non-cash intangible asset impairment charges totaling $28 million related to certain acquired finite-lived intangible assets associated with technology ($19 million), customer relationships ($6 million), and certain trade names ($3 million). These impairments resulted primarily from the replacement of certain acquired technology, as well as changes in the forecasted revenues associated with the acquired customer list of certain businesses. The fair value of technology of $2 million and trade names of $6 million was determined using the income approach, specifically the RFRM. The fair value of customer relationships of $12 million was determined using the income approach, specifically the multi-period excess earnings method. These charges were recorded in asset impairment charges in the Consolidated Statements of Income for 2012. Of the total impairment charge recorded during 2012, $17 million related to our Market Services segment and $11 million related to our Technology Solutions segment. However, for segment reporting purposes, these charges were allocated to corporate items based on the decision that these charges should not be used to evaluate the segments’ operating performance.

Significant judgments and unobservable inputs categorized as Level III in the fair value hierarchy are inherent in impairment tests performed and include assumptions about the amount and timing of expected future cash flows, growth rates and the determination of appropriate discount rates. We believe that the assumptions used in our impairment tests are reasonable, but variations in any of the assumptions may result in different calculations of fair value.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Consolidated Balance Sheets, were $171 million at December 31, 2014 and $189 million as of December 31, 2013. These securities are primarily comprised of Swedish government debt securities, of which $159 million as of December 31, 2014 and $167 million as of December 31, 2013 are assets utilized to meet regulatory capital requirements primarily for our clearing operations at Nasdaq Nordic Clearing.

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

Equity Method Investments

The carrying amounts of our equity method investments totaled $25 million as of December 31, 2014 and $30 million as of December 31, 2013 and are included in other non-current assets in the Consolidated Balance Sheets. As of December 31, 2014 and December 31, 2013, our equity method investments consisted primarily of our equity interests in EuroCCP N.V. and TOM. See “EMCF and EuroCCP Merger,” and “Acquisition of Dutch Cash Equities and Equity Derivatives Trading Venue,” of Note 4, “Acquisitions and Divestiture,” for further discussion.

In 2012, we recorded a non-cash, other-than-temporary impairment charge on our equity investment in EMCF of $12 million to write-down this investment to its fair value of $10 million. The write-down was due to a decline in operations at EMCF during the three months ended March 31, 2012. This loss is included in asset impairment charges in the Consolidated Statements of Income for the year ended December 31, 2012.

The net loss recognized from our equity method investments is included in net loss from unconsolidated investees in the Consolidated Statements of Income and was immaterial for the years ended December 31, 2014, 2013, and 2012.

Cost Method Investments

The carrying amount of our cost method investments totaled $138 million as of December 31, 2014 and $65 million as of December 31, 2013 and is included in other non-current assets in the Consolidated Balance Sheets. As of December 31, 2014, our cost method investments represent our 5% ownership interest in Borsa Istanbul and our 5% ownership interest in LCH. As of December 31, 2013, our cost method investment represented our 5% ownership interest in LCH. We account for these investments as cost method investments as we do not control and do not exercise significant influence over Borsa Istanbul or LCH and there is no readily determinable fair value of these shares since they are not publicly traded.

 The Borsa Istanbul shares, which were issued to us in the first quarter of 2014, are part of the consideration to be received under a market technology agreement. This investment has a cost basis of $75 million which is guaranteed to us via a put option negotiated as part of the market technology agreement.

7. Property and Equipment, net

The following table presents our major categories of property and equipment, net:

	Year Ended December 31,
	2014	2013

	(in millions)
Data processing equipment and software	$533	$511
Furniture, equipment and leasehold improvements	227	216
Total property and equipment	760	727
Less: accumulated depreciation and amortization	(468)	(459)
Total property and equipment, net	$292	$268

Depreciation and amortization expense for property and equipment was $68 million for the year ended December 31, 2014,  $59 million for the year ended December 31, 2013 and $52 million for the year ended December 31, 2012. The increase in depreciation and amortization expense in 2014 compared to 2013 and 2013 compared to 2012 was primarily due to an increase in assets placed in service related to software. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income.

As of December 31, 2014 and 2013, we did not own any real estate properties.

8. Deferred Revenue

Deferred revenue represents consideration received that is yet to be recognized as revenue. At December 31, 2014, we estimate that our deferred revenue, which is primarily Listing Services and Technology Solutions revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(1)	Total

	(in millions)
Fiscal year ended:
2015	$15	$33	$12	$117	$177
2016	13	25	1	23	62
2017	10	15	-	28	53
2018	8	5	-	21	34
2019	6	-	-	19	25
2020 and thereafter	2	-	-	39	41
	$54	$78	$13	$247	$392

(1)  The timing of recognition of our deferred Technology Solutions revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing Market Technology contracts and the timing of Corporate Solutions subscription-based contracts. As such, as it relates to Market Technology revenues, the timing represents our best estimate.

The changes in our deferred revenue during the years ended December 31, 2014 and 2013 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Balance at January 1, 2014	$41	$75	$20	$158	$294
Additions(1)	27	42	226	536	831
Amortization(1)	(14)	(39)	(230)	(419)	(702)
Translation adjustment	-	-	(3)	(28)	(31)
Balance at December 31, 2014	$54	$78	$13	$247	$392

Balance at January 1, 2013	$36	$78	$27	$154	$295
Additions(1)	17	38	188	304	547
Amortization(1)	(12)	(41)	(190)	(311)	(554)
Translation adjustment	-	-	(5)	11	6
Balance at December 31, 2013	$41	$75	$20	$158	$294

(1)  The additions and amortization for initial listing revenues, listing of additional shares revenues and annual renewal and other revenues primarily reflect revenues from our U.S. listing services business. The additions to Technology Solutions revenues in 2014 include $75 million related to the Borsa Istanbul A.S. market technology agreement. See “Cost Method Investments,” of Note 6, “Investments,” for further discussion.

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

9. Debt Obligations

The following table presents the changes in the carrying amount of our debt obligations during the year ended December 31, 2014:

	December 31, 2013	Additions	Payments, Conversions, Accretion and Other	December 31, 2014

	(in millions)
4.00% senior unsecured notes repaid June 18, 2014(1)	$400	$-	$(400)	$-
5.55% senior unsecured notes due January 15, 2020 (net of discount)(1)	598	-	1	599
5.25% senior unsecured notes due January 16, 2018 (net of discount)(1)	368	-	-	368
3.875% senior unsecured notes due June 7, 2021 (net of discount)(1)	824	-	(99)	725
4.25% senior unsecured notes due June 1, 2024 (net of discount)(1)	-	498	-	498
$750 million revolving credit commitment due November 25, 2019 (average interest rate of 1.41% for the period November 24, 2014 through December 31, 2014)(2)	-	123	-	123
$1.2 billion senior unsecured five-year credit facility(3):
$450 million senior unsecured term loan facility credit agreement repaid November 24, 2014 (average interest rate of 1.53% for the period January 1, 2014 through November 24, 2014)	349	-	(349)	-

$750 million revolving credit commitment repaid November 24, 2014 (average interest rate of 1.33% for the period January 1, 2014 through November 24, 2014)	95	118	(213)	-
Total debt obligations	2,634	739	(1,060)	2,313
Less current portion	(45)	-	45	-
Total long-term debt obligations	$2,589	$739	$(1,015)	$2,313

(1) See “Senior Unsecured Notes” below for further discussion.

(2) See “2014 Credit Facility” below for further discussion.

(3) See “2011 Credit Facility” below for further discussion.

Senior Unsecured Notes

4.00% and 5.55% Senior Unsecured Notes

In January 2010, Nasdaq issued $1 billion of senior unsecured notes, or the Notes. The Notes were issued at a discount in two separate series consisting of $400 million aggregate principal amount of 4.00% senior notes due 2015 and $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amounts. We repaid the outstanding balance on the 2015 Notes in June 2014. See “Early Extinguishment of 2015 Notes” below for further discussion.

Early Extinguishment of 2015 Notes

In May 2014, Nasdaq issued the 2024 Notes. In June 2014, we used the majority of the net proceeds from the 2024 Notes, along with cash on hand, to repay in full and terminate our 2015 Notes and repay a portion of the term loan under our senior credit facility. See “4.25% Senior Unsecured Notes” and “2011 Credit Facility” below for further discussion. In connection with the early extinguishment of the 2015 Notes, we recorded a pre-tax charge of $9 million which is included in general, administrative and other expense in the Consolidated Statements of Income for 2014.

2020 Notes

As of December 31, 2014, the balance of $599 million for the 2020 Notes reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2020 Notes.

The 2020 Notes pay interest semiannually at a rate of 5.55% per annum until January 15, 2020. The 2020 Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. The 2020 Notes are not guaranteed by any of our subsidiaries. The Notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the issuance of the 2020 Notes. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for each of the three years ended December 31, 2014, 2013 and 2012.

5.25% Senior Unsecured Notes

In December 2010, Nasdaq issued $370 million of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes. The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of December 31, 2014, the balance of $368 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

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

Debt Issuance Costs

We incurred debt issuance costs of $3 million in connection with the issuance of the 2018 Notes. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for each of the three years ended December 31, 2014, 2013 and 2012.

3.875% Senior Unsecured Notes

In June 2013, Nasdaq issued the 2021 Notes, which are Euro denominated, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of December 31, 2014, the balance of $725 million reflects the aggregate principal amount translated into U.S. dollars, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2021 Notes.

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

The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $99 million noted in the “Payments, Conversions, Accretion and Other” column in the table above reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets for the year ended December 31, 2014.

We used the majority of the net proceeds from the offering of the 2021 Notes to fund the cash consideration payable by us for the acquisition of eSpeed and related expenses. We used the remaining proceeds for general corporate purposes. See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” for further discussion of our acquisition of eSpeed.

Debt Issuance Costs

We incurred debt issuance and other costs of $7 million in connection with the issuance of the 2021 Notes. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the debt obligations. Amortization expense, which is recorded as additional interest expense for these costs, was $1 million for both 2014 and 2013.

4.25% Senior Unsecured Notes

As discussed above in “Early Extinguishment of 2015 Notes,” in May 2014, Nasdaq issued the 2024 Notes. The 2024 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of December 31, 2014, the balance of $498 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2024 Notes.

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

We used the majority of the net proceeds from the offering of the 2024 Notes, along with cash on hand, to repay in full and terminate our 2015 Notes and repay a portion of the term loan under our 2011 credit facility. See “Early Extinguishment of 2015 Notes” above and “2011 Credit Facility” below for further discussion.

Debt Issuance Costs

We incurred debt issuance and other costs of $4 million in connection with the issuance of the 2024 Notes. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of this debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for the year ended December 31, 2014.

Credit Facilities

2014 Credit Facility

In November 2014, Nasdaq refinanced its existing credit agreement and entered into the 2014 Credit Facility. The 2014 Credit Facility consists of a  $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). In November 2014, we borrowed $123 million under the revolving credit commitment of the 2014 Credit Facility to repay in full the remaining principal amount outstanding on our 2016 Term Loan. See “2011 Credit Facility” below for further discussion.

The loans under the 2014 Credit Facility have a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the Base Rate (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s debt rating. The Credit Agreement includes an option for Nasdaq to propose an increase in the available aggregate amount by up to $500 million, subject to the consent of the lenders funding the increase and certain other conditions.

The 2014 Credit Facility contains financial and operating covenants. Financial covenants include an interest expense coverage ratio and a maximum leverage ratio. Operating covenants include limitations on Nasdaq’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions and pay dividends. Our 2014 Credit Facility allows us to pay cash dividends on our common stock. The 2014 Credit Facility also contains customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, maintenance of business and insurance, and events of default, including cross-defaults to our material indebtedness.

Nasdaq is permitted to repay borrowings under the 2014 Credit Facility at any time in whole or in part, without penalty. We are also required to repay loans outstanding under the 2014 Credit Facility with net cash proceeds from sales of property and assets of Nasdaq and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to specified exceptions and thresholds.

Debt Issuance Costs

We incurred debt issuance and other costs of $3 million in connection with the entry into the 2014 Credit Facility. These costs, which are capitalized and included in other non-current assets in the Consolidated Balance Sheets, are being amortized over the life of the 2014 Credit Facility. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for 2014.

2011 Credit Facility

In September 2011, Nasdaq entered into a $1.2 billion senior unsecured five-year credit facility, or the 2011 Credit Facility. The 2011 Credit Facility consisted of the 2016 Term Loan of $450 million and a $750 million revolving credit commitment (including a swingline facility and letter of credit facility). The loans under the 2011 Credit Facility had a variable interest rate based on either LIBOR or the Federal Funds Rate, plus an applicable margin that varied with Nasdaq’s debt rating.

Nasdaq applied the $450 million in proceeds from the 2016 Term Loan to repay in full the remaining $450 million principal amount outstanding on a former credit facility.

Under our 2011 Credit Facility, we were required to pay quarterly principal payments equal to 2.50% of the original aggregate principal amount borrowed under the 2016 Term Loan. In 2014, we made payments of $226 million consisting of a required quarterly principal payment of $22 million and an optional prepayment of $204 million on our 2016 Term Loan. We utilized cash on hand and borrowings from our 2024 Notes to pay the required payment and optional prepayment. See “4.25% Senior Unsecured Notes” above for further discussion. In November 2014, we borrowed $123 million under the revolving credit commitment of the 2014 Credit Facility to repay the remaining $123 million principal amount outstanding on our 2016 Term Loan.

During 2014, we borrowed $118 million under the revolving credit commitment and utilized the proceeds for general corporate purposes and we subsequently repaid the total amount drawn on the revolving credit commitment of $213 million. As a result of the repayment of all amounts outstanding under our 2011 Credit Facility, Nasdaq terminated the associated credit agreement.

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the entry into the 2011 Credit Facility. These costs, which were capitalized and included in other non-current assets in the Consolidated Balance Sheets, were being amortized over the life of the 2011 Credit Facility. In November 2014, due to the termination of the associated credit agreement, we recorded a pre-tax charge of $2 million, which primarily included the write-off of the remaining unamortized balance of debt issuance costs. This charge is included in general, administrative and other expense in the Consolidated Statements of Income for the year ended December 31,

2014. Amortization expense, which was recorded as additional interest expense for these costs, was immaterial for 2014, 2013 and 2012.

Other Credit Facilities

In addition to the revolving credit commitment under our 2014 Credit Facility discussed above, we have credit facilities related to our clearinghouses in order to meet liquidity and regulatory requirements. At December 31, 2014, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $236 million ($197 million in available liquidity and $39 million for default protection), of which $7 million was utilized. At December 31, 2013, these facilities totaled $312 million ($219 million in available liquidity and $93 million for default protection), of which $11 million was utilized.

Debt Covenants

At December 31, 2014, we were in compliance with the covenants of all of our debt obligations.

10. Income Taxes

The income tax provision consists of the following amounts:

	Year Ended December 31,
	2014	2013	2012

	(in millions)
Current income taxes:
Federal	$123	$134	$130
State	36	21	37
Foreign	28	33	16
Total current income taxes	187	188	183
Deferred income taxes:
Federal	(13)	13	(10)
State	(2)	11	6
Foreign	9	4	20
Total deferred income taxes	(6)	28	16
Total income tax provision	$181	$216	$199

U.S. federal taxes have not been provided on undistributed earnings of certain non-U.S. subsidiaries to the extent such earnings will be reinvested abroad for an indefinite period of time. At December 31, 2014, the cumulative amount of undistributed earnings in these subsidiaries is approximately $118 million. We have the intent and ability to indefinitely reinvest the undistributed earnings of these non-U.S. subsidiaries.

A reconciliation of the income tax provision, based on the U.S. federal statutory rate, to our actual income tax provision for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31,
	2014	2013	2012

Federal income tax provision at the statutory rate	35.0%	35.0%	35.0%
State income tax provision, net of federal effect	3.4%	2.9%	4.2%
Non-U.S. subsidiary earnings	(7.0)%	(4.4)%	(6.3)%
Change in deferred taxes due to change in tax rate	-%	0.6%	2.3%
Change in unrecognized tax benefits	(3.0)%	4.8%	2.6%
Other, net	2.1%	(2.9)%	(1.5)%
Actual income tax provision(1)	30.5%	36.0%	36.3%

(1)  The lower effective tax rate in 2014 when compared to 2013 is primarily due to a decrease in unrecognized tax benefits in 2014.

The temporary differences, which give rise to our deferred tax assets and (liabilities), consisted of the following:

	December 31,
	2014	2013

	(in millions)
Deferred tax assets:
Deferred revenues	$36	$36
U.S. federal net operating loss	2	1
Foreign net operating loss	99	105
State net operating loss	1	1
Compensation and benefits	96	84
Foreign currency translation	358	231
Lease reserves	15	11
Tax credits	9	10
Other	26	17
Gross deferred tax assets	642	496

Deferred tax liabilities:
Amortization of software development costs and depreciation	(107)	(91)
Amortization of acquired intangible assets	(536)	(631)
Compensation and benefits	(6)	(12)
Other	(14)	(12)
Gross deferred tax liabilities	(663)	(746)
Net deferred tax liabilities before valuation allowance	(21)	(250)
Less: valuation allowance	(90)	(80)
Net deferred tax liabilities	$(111)	$(330)
A valuation allowance has been established with regards to the tax benefits primarily associated with certain net operating losses, as it is more likely than not that these benefits will not be realized in the foreseeable future.

As of December 31, 2014, our U.S. federal net operating loss of $2 million will expire in 2030. Our foreign net operating loss of $99 million, as of December 31, 2014, includes $60 million that will expire in years 2015 through 2024 and $39 million that has no expiration date. Also, our state net operating loss of $1 million, as of December 31, 2014, will expire in years 2015 through 2033. Our tax credits of $9 million include $7 million related to U.S. research and development credits that will expire in years 2018 through 2027, and $2 million related to non-U.S. tax credits that will expire in years 2015 through 2017.

The following represents the domestic and foreign components of income before income tax provision:

	Year Ended December 31,
	2014	2013	2012

	(in millions)
Domestic	$349	$362	$355
Foreign	245	238	193
Income before income tax provision	$594	$600	$548

We recorded income tax benefits of $9 million in 2014,  $16 million in 2013 and $7 million in 2012, primarily related to share-based compensation. These amounts were recorded as additional paid-in-capital in the Consolidated Balance Sheets.

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

As of December 31, 2014 and 2013, there are $35 million and $52 million of unrecognized tax benefits that if recognized would affect our effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2014	2013

	(in millions)
Beginning balance	$58	$32
Additions (reductions) as a result of tax positions taken in prior periods	(21)	17
Additions as a result of tax positions taken in the current period	5	11
Reductions related to settlements with taxing authorities	(1)	(1)
Reductions as a result of lapses of the applicable statute of limitations	-	(1)
Ending balance	$41	$58

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2014, we had accrued $6 million for interest and penalties, net of tax effect. As of December 31, 2013, we had accrued $8 million for interest and penalties, net of tax effect.

Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2011 and 2012 are currently under audit by the Internal Revenue Service and we are subject to examination for years 2008 through 2010 and 2013.  In 2014, we concluded the audit for the year 2007. The conclusion of this audit gave rise to a reduction of our unrecognized tax benefits, resulting in a decrease to tax expense of $21 million. This amount was  partially offset by an increase to operating expenses of $19 million associated with the reversal of a receivable under a tax sharing agreement with an unrelated party. We also recorded a decrease to tax expense of $8 million associated with the reversal of the $19 million receivable. This amount was partially offset by an increase to operating expenses of $4 million associated with the reversal of a receivable under a tax sharing agreement with an unrelated party. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2012 and we are subject to examination for 2013. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2008 through 2013. We anticipate that the amount of unrecognized tax benefits at December 31, 2014 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

 In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by Nasdaq in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position for years 2009 through 2011, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. In June 2014, the Finnish Administrative Court also disagreed with the company’s tax return filing position. We have appealed this ruling to the Finnish Supreme Administrative Court and expect to receive a favorable decision. Through December 31, 2014, we have recorded tax benefits of $23 million associated with this filing position. We have paid this amount to the Finnish tax authorities. We have also paid $11 million in interest and penalties. We expect the Finnish Supreme Administrative Court to agree with our position, which would result in Nasdaq receiving a refund of $34 million. If the Finnish Supreme Administrative Court disagrees with our position, we would record tax expense of $34 million, or $0.20 per diluted share.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Since the new legislation is unclear with regards to our ability to continue to claim such interest deductions, Nasdaq filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. In June 2014, we received an unfavorable ruling from the Swedish Tax Council for Advance Tax Rulings. We have appealed this ruling to the Swedish Supreme Administrative Court and expect to receive a favorable decision. Since January 1, 2013, we have recorded tax benefits of $32 million, or $0.19 per diluted share, related to this matter. We expect to record recurring quarterly tax benefits of $4 million to $5 million with respect to this issue for the foreseeable future.

Other Tax Matters

In December 2012, the Swedish Tax Agency approved our 2010 amended value added tax, or VAT, tax return and we received a cash refund for the amount claimed. In 2013, we filed VAT tax returns for 2011 and 2012 and utilized the same approach which was approved for the 2010 filing. However, even though the VAT return position was previously reviewed and approved by the Swedish Tax Agency, we were informed by the Swedish Tax Agency that our VAT refund claims for 2011 and 2012 are not valid. However, they will not seek reimbursement of the 2010 refund. We will appeal the finding by the Swedish Tax Agency. Through December 31, 2014,  we have recorded benefits of $16 million associated with this position.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs for the Nasdaq Benefit Plans recognized in compensation and benefits expense in the Consolidated Statements of Income:

	Year Ended December 31,
	2014	2013	2012
	(in millions)
Components of net periodic benefit cost:
Interest cost	$6	$5	$6
Expected return on plan assets	(5)	(5)	(5)
Recognized net actuarial loss	-	4	3
Curtailment loss	-	2	-
Net periodic benefit cost	$1	$6	$4

Benefit Obligations and Funded Status

The following table provides a reconciliation of the changes in the benefit obligation, the plan assets and the funded status of the Nasdaq Benefit Plans:

	2014				2013
	Pension	SERP	Post-retirement	Total	Pension	SERP	Post-retirement	Total

Change in benefit obligation	(in millions)
Benefit obligation at beginning of year	$91	$30	$3	$124	$104	$33	$4	$141
Interest cost	4	2	-	6	4	1	-	5
Actuarial gains	-	-	(1)	(1)	-	-	(1)	(1)
Benefits paid	(3)	(2)	-	(5)	(2)	(2)	-	(4)
Settlements	-	-	-	-	(5)	-	-	(5)
(Gains) losses due to change in discount rate	11	2	-	13	(15)	(3)	-	(18)
Loss due to change in mortality rate	1	1	-	2	5	1	-	6
Benefit obligation at end of year	104	33	2	139	91	30	3	124
Change in plan assets
Fair value of plan assets at beginning of year	75	-	-	75	75	-	-	75
Actual return on plan assets	4	-	-	4	6	-	-	6
Company contributions	-	2	-	2	1	2	-	3
Benefits paid	(3)	(2)	-	(5)	(2)	(2)	-	(4)
Settlements	-	-	-	-	(5)	-	-	(5)
Fair value of plan assets at end of year	76	-	-	76	75	-	-	75
Underfunded status of the plans	(28)	(33)	(2)	(63)	(16)	(30)	(3)	(49)
Accumulated benefit obligation	$104	$33	$2	$139	$91	$30	$3	$124

The total underfunded status of the Nasdaq Benefit Plans of $63 million at December 31, 2014 and $49 million at December 31, 2013 is included in other non-current liabilities and accrued personnel costs in the Consolidated Balance Sheets. No plan assets are expected to be returned to us during the year ending December 31, 2015.

Actuarial Assumptions

The following tables provide the weighted-average actuarial assumptions for the Nasdaq Benefit Plans.

Weighted-average assumptions used to determine benefit obligations at the end of the fiscal year:

	2014	2013
Discount rate:
Pension	4.20%	4.90%
SERP	4.20%	4.90%
Post-retirement	4.20%	4.90%

Weighted-average assumptions used to determine net benefit cost for the fiscal year:

	2014	2013	2012
Discount rate:
Pension	4.90%	4.00%	5.00%
SERP	4.90%	4.00%	5.00%
Post-retirement	4.90%	4.00%	5.00%
Expected return on plan assets:
Pension	7.30%	7.75%	7.75%
SERP	N/A	N/A	N/A
Post-retirement	N/A	N/A	N/A

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

Plan Assets of the Nasdaq Benefit Plans

Nasdaq’s Pension and 401(k) Committee, which is comprised of employees of Nasdaq, has oversight responsibility for the plan assets of the Nasdaq Benefit Plans. The investment policy and strategy of the plan assets, which was adopted by Nasdaq’s Pension and 401(k) Committee, is to provide for preservation of principal, both in nominal and real terms, in order to meet the long-term spending needs of the Nasdaq Benefit Plans. We invest in securities per the target allocations stated below. Target allocations may change based on certain funded levels. Approximated allocations for plan assets as of December 31, 2014 were as follows:

Target Allocation
Equity securities	47%
Fixed income securities	35%
Other investment strategies and cash	18%
Total allocation	100%

 Asset allocations are reviewed quarterly and adjusted, as appropriate, to remain within target allocations. The investment policy is reviewed on an annual basis, with the advice of an investment consultant, to determine if the policy or asset allocation targets should be changed.

The fair value of the plan assets for the Nasdaq Benefit Plans at December 31, 2014 and 2013, by asset category and fair value hierarchy, are as follows:

	Total Benefit Plan Assets	Fair Value Measurements(1)
	as of December 31, 2014	Level 1	Level 2	Level 3
	(in millions)
Equity securities(2)	$36	$-	$36	$-
Fixed income securities(3)	27	4	23	-
Other investment strategies and cash(4)	13	-	-	13
Total benefit plan assets	$76	$4	$59	$13

	Total Benefit Plan Assets	Fair Value Measurements(1)
	as of December 31, 2013	Level 1	Level 2	Level 3
	(in millions)
Equity securities(2)	$30	$-	$30	$-
Fixed income securities(3)	32	3	29	-
Other investment strategies and cash(4)	13	3	-	10
Total benefit plan assets	$75	$6	$59	$10

(1)  See Note 15, “Fair Value of Financial Instruments,” for further discussion of fair value measurements.

(2)  Includes securities held in various classes of domestic, international and emerging market equities.

(3)  Includes investments in U.S. fixed income and emerging markets debt.

(4)  Includes securities held in multi-strategy hedge funds, and securities held in real estate funds. Securities held in multi-strategy hedge funds are held in multiple asset classes and include investments in equity and fixed income securities. Securities held in real estate funds include investments in a real estate ETF and an open-end commingled fund.

The change in Level 3 plan assets for the year ended December 31, 2014 is as follows:

	December 31, 2013	Purchases	Sales(1)	Net unrealized gains	December 31, 2014

Other investment strategies:	(in millions)
Real estate investment	$2	$3	$-	$-	$5
Hedge fund investment	8	-	(1)	1	8
Total other investment strategies	$10	$3	$(1)	$1	$13

(1)  Realized gain on sale was immaterial.

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

The expected rate of return on plan assets for the Nasdaq Benefit Plans represents our long-term assessment of return expectations which may change based on significant shifts in economic and financial market conditions. The long-term rate of return on plan assets is derived from return assumptions determined based on asset classes held and weighted based on the current target allocation for each class. Over the long term, our investments in equity securities are expected to return between 6% and 9%, investments in fixed income securities are expected to return between 3% and 6%, and other investment strategies are expected to return between 4% and 7%. While we considered the Nasdaq Benefit Plans’ recent performance and other economic growth and inflation factors, which are supported by long-term historical data, the return expectations for each of these asset categories represents a long-term prospective return.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss), as of December 31, 2014, consisted of the following amounts that have yet to be recognized in net periodic benefit costs for the Nasdaq Benefit Plans:

	Pension	SERP	Post-retirement	Total

	(in millions)
Unrecognized net gain (loss)	$(40)	$(4)	$7	$(37)
Income tax benefit (expense)	16	2	(3)	15
Employee benefit plan adjustments, net of tax	$(24)	$(2)	$4	$(22)

Estimated Future Benefit Payments

We expect to make the following benefit payments to participants in the next ten fiscal years under the Nasdaq Benefit Plans:

	Pension	SERP	Post-retirement	Total

Fiscal Year Ended:	(in millions)
2015	$4	$2	$-	$6
2016	4	2	-	6
2017	4	2	-	6
2018	5	2	-	7
2019	5	2	-	7
2020 through 2024	26	12	1	39
	$48	$22	$1	$71

 Non—U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Consolidated Statements of Income and were $20 million in 2014,  $19 million in 2013 and $18 million in 2012.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions in 2014 and the first 4.0% of eligible employee contributions in 2013 and 2012. Savings plan expense included in compensation and benefits expense in the Consolidated Statements of Income was $9 million in 2014,  $6 million in 2013  and $5 million in 2012.

We have a profit-sharing contribution feature to our 401(k) plan which allows eligible U.S. employees to receive employer retirement contributions, or ERCs, when we meet our annual corporate goals. In addition, we have a supplemental ERC for select highly compensated employees whose ERCs are limited by the annual Internal Revenue Service compensation limit. ERC expense recorded in compensation and benefits expense in the Consolidated Statements of Income was $3 million in 2014 and $5 million in both 2013 and 2012.

In December 2013, we announced changes to the ERC program. In 2014, we reduced the basic ERC contribution for all plan participants and effective January 1, 2015, the ERC plan will be discontinued and no future contributions will be made.

Employee Stock Purchase Plan

We have an ESPP under which approximately 2.8 million shares of our common stock have been reserved for future issuance as of December 31, 2014.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Consolidated Statements of Income.

Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. During 2014,  employees purchased 256,772 shares at a weighted-average price of $33.06,  during 2013, employees purchased 271,843 shares at a weighted-average price of $24.12 and during 2012, employees purchased 289,923 shares at a weighted-average price of $19.34 under the ESPP. We recorded compensation expense of $4 million in 2014,  $3 million in 2013 and $2 million in 2012 for the 15.0% discount that is given to our employees.

12. Share-Based Compensation

We have a share-based compensation program that provides our board of directors broad discretion in creating employee equity incentives. Share-based awards, or equity awards, granted under this program include stock options, restricted stock (consisting of restricted stock units), and PSUs. Grants of equity awards are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. For accounting purposes, we consider PSUs to be a form of restricted stock.

Restricted stock is generally time-based and vests over two—to five-year periods beginning on the date of the grant. Stock options are also generally time-based and expire ten years from the grant date. Stock option and restricted stock awards granted prior to 2014 generally include performance-based accelerated vesting features based on achievement of specific levels of corporate performance. If Nasdaq exceeded the applicable performance parameters, the grants vest on the third anniversary of the grant date, if Nasdaq met the applicable performance parameters, the grants vest on the fourth anniversary of the grant date, and if Nasdaq  did not meet the applicable performance parameters, the grants vest on the fifth anniversary of the grant date. Beginning in 2014, restricted stock awards granted vest 25% on the second anniversary of the grant date, 25% on the third anniversary of the grant date, and 50% on the fourth anniversary of the grant date. The grant date fair value of restricted stock awards is based on the closing price at the date of grant less the present value of future cash dividends.

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

We also have a performance-based long-term incentive program for our chief executive officer, presidents, executive vice presidents and senior vice presidents that focuses on TSR. This program represents 100% of our chief executive officer’s, presidents’ and executive vice presidents’ long-term stock-based compensation and 50% of our senior vice presidents’ long-term stock-based compensation. Under the program, each individual receives PSUs with a three-year cumulative performance period that vest at the end of the performance period. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the Standard & Poor 500 Index, or S&P 500. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0% and 200% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the TSR program using the Monte Carlo simulation model, as these awards contain a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the TSR program for the years ended December 31, 2014 and December 31, 2013:

	Year Ended December 31,
	2014	2013

Weighted-average risk free interest rate	0.78%	0.45%
Expected volatility(1)	28.4%	31.4%
Weighted-average fair value at grant date	$42.80	$43.81

(1)   We use historic volatility for PSU awards issued under the TSR program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the TSR program.

Summary of 2014 Equity Awards

In March 2014, we granted restricted stock to most active employees. During 2014, certain officers received grants of 818,307 PSUs. Of these PSUs granted, 553,846 units are subject to the performance measures and vesting schedules of the TSR program as discussed above, and the remaining 264,461 units are subject to a one-year performance period and generally vest ratably on an annual basis from December 31, 2015 through December 31, 2017.

During 2014, certain grants of PSUs with a one-year performance period exceeded the applicable performance parameters. As a result, an additional 20,711 units were considered granted in the first quarter of 2015.

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

See “Summary of Stock Option Activity” and “Summary of Restricted Stock and PSU Activity” below for further discussion.

Common Shares Available Under Our Equity Plan

As of December 31, 2014, we had approximately 7.5 million shares of common stock authorized for future issuance under our Equity Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the years ended December 31, 2014, 2013 and 2012 in the Consolidated Statements of Income:

	Year Ended December 31,
	2014	2013	2012

	(in millions)
Share-based compensation expense before income taxes	$62	$47	$46
Income tax benefit	(26)	(19)	(18)
Share-based compensation expense after income taxes	$36	$28	$28

 Summary of Stock Option Activity

A summary of stock option activity for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Stock Options Outstanding
	Number of Stock Options	Weighted-Average Exercise Price

Outstanding at December 31, 2011	9,924,035	$18.33
Exercised	(2,051,066)	7.37
Forfeited or expired	(327,192)	23.41
Outstanding at December 31, 2012	7,545,777	$21.10
Exercised	(2,346,220)	12.05
Forfeited or expired	(273,035)	24.32
Outstanding at December 31, 2013	4,926,522	$25.21
Exercised	(1,578,050)	20.31
Forfeited or expired	(31,690)	24.23
Outstanding at December 31, 2014	3,316,782	$27.56

 We received net cash proceeds of $32 million from the exercise of 1,578,050 stock options for the year ended December 31, 2014, received net cash proceeds of $28 million from the exercise of 2,346,220 stock options for the year ended December 31, 2013 and received net cash proceeds of $15 million from the exercise of 2,051,066 stock options for the year ended December 31, 2012. We present excess tax benefits from the exercise of stock options, if any, as financing activities in the Consolidated Statements of Cash Flows.

The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2014:

			Outstanding				Exercisable
				Weighted-				Weighted-
				Average				Average
				Remaining		Aggregate		Remaining	Weighted-	Aggregate
			Number of	Contractual	Weighted-	Intrinsic		Contractual	Average	Intrinsic
			Stock	Term	Average	Value	Number	Term	Exercise	Value
Range of Exercise Prices			Options	(in years)	Exercise Price	(in millions)	Exercisable	(in years)	Price	(in millions)
$17.36	-	$24.94	1,433,399	4.48	$20.92	$39	1,433,399	4.48	$20.92	$39
$24.95	-	$35.91	688,280	5.30	25.29	16	688,280	5.30	25.29	16
$35.92	-	$45.59	1,195,103	2.03	36.83	13	1,195,103	2.03	36.83	13
					0
Total			3,316,782	3.77	$27.56	$68	3,316,782	3.77	$27.56	$68

 The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on December 31, 2014 of $47.96 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $47.96 as of December 31, 2014, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of December 31, 2014 was 3.3 million. As of December 31, 2013,  3.2 million outstanding stock options were exercisable and the weighted-average exercise price was $26.59.

Total fair value of stock options vested was immaterial for both the years ended December 31, 2014 and 2013. The total pre-tax intrinsic value of stock options exercised was $33 million during 2014,  $48 million during 2013 and $35 million during 2012.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the years ended December 31, 2014, 2013 and 2012:

	Restricted Stock			PSUs
	Number of Awards		Weighted-Average Grant Date Fair Value	Number of Awards		Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2011	3,371,333		$23.10	1,315,180		$23.33
Granted	1,478,855	(1)	23.62	1,363,670	(2)	23.28
Vested	(1,295,030)		23.39	(702,486)		23.74
Forfeited	(350,970)		23.29	(96,565)		23.30
Unvested balances at December 31, 2012	3,204,188		$23.20	1,879,799		$23.14
Granted	1,182,870	(1)	32.69	828,180	(2)	39.68
Vested	(266,724)		23.77	(512,890)		22.68
Forfeited	(293,864)		24.40	(279,488)		25.77
Unvested balances at December 31, 2013	3,826,470		$25.96	1,915,601		$30.03
Granted	1,196,441	(1)	36.87	882,637	(2)	40.34

Vested	(1,529,792)	23.29	(442,781)	27.75
Forfeited	(299,889)	29.87	(142,850)	28.75
Unvested balances at December 31, 2014	3,193,230	$30.99	2,212,607	$32.69

(1)   Restricted stock granted in 2014, 2013 and 2012 primarily reflects our company wide grants as described above.

(2)   PSUs granted in 2014, 2013 and 2012 primarily reflect awards issued to certain officers, as described above.

At December 31, 2014,  $85 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.6 years.

13. Nasdaq Stockholders’ Equity

Common Stock

At December 31, 2014,  300,000,000 shares of our common stock were authorized, 170,325,304 shares were issued and 168,795,263 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 1,530,041 shares of common stock in treasury as of December 31, 2014 and 45,062,071 shares as of December 31, 2013.  In the fourth quarter of 2014, we retired 48,736,910 shares held in treasury.

Share Repurchase Program

In the third quarter of 2012, our board of directors authorized the repurchase of up to $300 million of our outstanding common stock and in the fourth quarter 2014, our board of directors authorized the repurchase of up to an additional $500 million of our outstanding common stock under our share repurchase program.

These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases are funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time.

During 2014, we repurchased 4,592,194 shares of our common stock at an average price of $38.85, for an aggregate purchase price of $178 million. During 2013, we repurchased 321,000 shares of our common stock at an average price of $31.12, for an aggregate purchase price of $10 million. The shares repurchased under the share repurchase program are available for general corporate purposes. As of December 31, 2014, the remaining amount authorized for share repurchases under the program was $537 million.

Other Repurchases of Common Stock

For the year ended December 31, 2014, we repurchased 770,999 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At December 31, 2014, no shares of Series A convertible preferred stock were issued or outstanding. At December 31, 2013,  1,600,000 shares of series A convertible preferred stock were issued and none were outstanding.

Cash Dividends on Common Stock

During 2014, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)
January 30, 2014	$0.13	March 14, 2014	$22	March 28, 2014
March 27, 2014	$0.15	June 13, 2014	$25	June 27, 2014
July 24, 2014	$0.15	September 12, 2014	$26	September 26, 2014
October 24, 2014	$0.15	December 12, 2014	$25	December 26, 2014

(1)   These amounts were recorded in retained earnings in the Consolidated Balance Sheets at December 31, 2014.

In January 2015, the board of directors declared a regular quarterly cash dividend of $0.15 per share on our outstanding common stock. The dividend is payable on March 27, 2015 to shareholders of record at the close of business on March 13, 2015. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Accumulated Other Comprehensive Loss

The following table outlines the components of accumulated other comprehensive loss:

	Foreign		Accumulated
	Currency	Employee	Other
	Translation	Benefit Plan	Comprehensive
	Adjustments (1)	Adjustments(2)	Loss

Gross balance, December 31, 2013	$(282)	$(22)	$(304)
Income taxes	228	9	237
Net balance, December 31, 2013	$(54)	$(13)	$(67)

Gross balance, December 31, 2014	$(1,015)	$(37)	$(1,052)
Income taxes	355	15	370
Net balance, December 31, 2014	$(660)	$(22)	$(682)

(1)	Amounts include cumulative gains and losses on foreign currency translation adjustments from non-U.S. subsidiaries for which the functional currency is other than the U.S. dollar.
(2)	Amounts primarily represent unrecognized net actuarial gains (losses) related to the Nasdaq Benefit Plans.

14. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2014	2013	2012
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$414	$385	$352
Denominator:
Weighted-average common shares outstanding for basic earnings per share	168,926,733	166,932,103	168,254,653
Weighted-average effect of dilutive securities:
Employee equity awards	3,727,839	3,969,766	4,317,577
Issuance of common stock related to the acquisition of eSpeed(1)	364,277	364,277	-
3.75% convertible notes(2)	-	-	15,640
Weighted-average common shares outstanding for diluted earnings per share	173,018,849	171,266,146	172,587,870
Basic and diluted earnings per share:
Basic earnings per share	$2.45	$2.30	$2.09
Diluted earnings per share	$2.39	$2.25	$2.04

(1)   See “Acquisition of eSpeed for Trading of U.S. Treasuries,” of Note 4, “Acquisitions and Divestiture,” for further discussion.

(2)   In June 2012, the remaining $0.5 million of our 3.75% convertible notes outstanding was converted into 34,482 shares of common stock in accordance with the terms of the notes.

Stock options to purchase 3,316,782 shares of common stock and 5,405,837 shares of restricted stock and PSUs were outstanding at December 31, 2014. For the year ended December 31, 2014, we included 3,198,842 of the outstanding stock options and 4,836,518 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options and shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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

There were no transfers of assets between Level 1 and Level 2 of the fair value hierarchy as of December 31, 2014 and 2013. The following table presents for each of the above hierarchy levels, our financial assets that are measured at fair value on a recurring basis as of December 31, 2014 and 2013. We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

	December 31, 2014
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$174	$171	$3	$-
Default fund and margin deposit investments(2)	2,148	664	1,484	-
Total	$2,322	$835	$1,487	$-

	December 31, 2013
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$189	$189	$-	$-
Default fund and margin deposit investments(2)	1,867	774	1,093	-
Total	$2,056	$963	$1,093	$-

(1)   As of December 31, 2014 and December 31, 2013, Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly Swedish government debt securities. Of these securities, $159 million as of December 31, 2014 and $167 million as of December 31, 2013 are assets utilized to meet regulatory capital requirements primarily for clearing operations at Nasdaq Nordic Clearing.

(2)   Default fund and margin deposit investments include cash contributions invested by Nasdaq Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Of the total balance of $2,194 million recorded in the Consolidated Balance Sheets as of December 31, 2014, $664 million of cash contributions have been invested in highly rated government debt securities and term deposits and $1,484 million of cash contributions have been invested in reverse repurchase agreements. The remainder of this balance is held in cash. Of the total balance of $1,961 million recorded in the Consolidated Balance Sheets as of December 31, 2013, $774 million of cash contributions have been invested in highly rated government debt securities and $1,093 million of cash contributions have been invested in reverse repurchase agreements.  The remainder of this balance is held in cash. See Note 16, “Clearing Operations,” for further discussion of default fund contributions and margin deposits.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $2.5 billion at December 31, 2014 and $2.8 billion at December 31, 2013. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt is categorized as Level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 9, “Debt Obligations.”

16. Clearing Operations

Nordic Clearing

In April 2014, we completed the integration of NOS Clearing into Nasdaq Nordic Clearing. Nasdaq Nordic Clearing is authorized and supervised as a European multi-asset clearinghouse by the SFSA and is authorized to conduct clearing operations in

Norway by the Norwegian Ministry of Finance. The clearinghouse acts as the CCP for exchange and OTC trades in equity derivatives, fixed income derivatives, power derivatives, carbon derivatives, resale and repurchase contracts and, with the integration of NOS Clearing, freight derivatives and seafood derivatives. In March 2014, Nasdaq became the first European authorized clearinghouse under the new European Union rules. The region's clearinghouses have to reapply to operate in Europe under new legislation known as EMIR.

Through our clearing operations in the financial markets, which include the resale and repurchase market, the commodities markets, and the seafood market,  Nasdaq Nordic Clearing is the legal counterparty for, and guarantees the fulfillment of, each contract cleared. These contracts are not used by Nasdaq Nordic Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, Nasdaq Nordic Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, Nasdaq Nordic Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as an intermediary on every contract cleared. In accordance with the rules and regulations of Nasdaq Nordic Clearing, clearing members’ open positions are aggregated to create a single portfolio for which default fund and margin collateral requirements are calculated. See “Default Fund Contributions and Margin Deposits” below for further discussion of Nasdaq Nordic Clearing’s default fund and margin requirements.

Nasdaq Nordic Clearing maintains four member sponsored default funds: one related to financial markets, one related to commodities markets, one related to the seafood market, and a mutualized fund. Under this structure, Nasdaq Nordic Clearing and its clearing members must contribute to the total regulatory capital related to the clearing operations of Nasdaq Nordic Clearing. This structure applies an initial separation of default fund contributions for the financial,  commodities and seafood markets in order to create a buffer for each market’s counterparty risks. Simultaneously, a mutualized default fund provides capital efficiencies to Nasdaq Nordic Clearing’s members with regard to total regulatory capital required. See “Default Fund Contributions” below for further discussion of Nasdaq Nordic Clearing’s default fund. Power of assessment and a liability waterfall also have been implemented. See “Power of Assessment” and “Liability Waterfall” below for further discussion. These requirements ensure the alignment of risk between Nasdaq Nordic Clearing and its clearing members.

Default Fund Contributions and Margin Deposits

As of December 31, 2014, clearing member default fund contributions and margin deposits were as follows:

	December 31, 2014
	Cash Contributions(1)(2)	Non-Cash Contributions	Total Contributions

	(in millions)
Default fund contributions	$299	$68	$367
Margin deposits	1,895	5,707	7,602
Total	$2,194	$5,775	$7,969

(1)  As of December 31, 2014, in accordance with its investment policy, Nasdaq Nordic Clearing has invested cash contributions of $1,484 million in reverse repurchase agreements and $664 million in highly rated government debt securities and time deposits. The remainder of this balance is held in cash.

(2)  Pursuant to clearing member agreements, we pay interest on cash contributions to clearing members.

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Clearing members’ cash contributions are included in default funds and margin deposits in the Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Nordic Clearing. Non-cash contributions are pledged assets that are not recorded in the Consolidated Balance Sheets as Nasdaq Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Nordic Clearing in the event of a default. In addition to clearing members’ required contributions to the default funds, Nasdaq Nordic Clearing is also required to contribute capital to the default funds and overall regulatory capital as specified under its clearinghouse rules. As of December 31, 2014, Nasdaq Nordic Clearing committed capital totaling $117 million to the member sponsored default funds and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Nordic Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

Other Capital Contributions by Nasdaq Nordic Clearing

As discussed in “Other Credit Facilities,” of Note 9. “Debt Obligations,” Nasdaq Nordic Clearing maintains a $39 million credit facility for default fund protection, none of which was utilized as of December 31, 2014.

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

As mentioned above, Nasdaq Nordic Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. Nasdaq Nordic Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of December 31, 2014.

The market value of derivative contracts outstanding prior to netting was as follows:

December 31, 2014
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$1,262
Fixed-income options and futures(2)(3)	826
Stock options and futures(2)(3)	146
Index options and futures(2)(3)	246
Total	$2,480

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

(3)  We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

The total number of derivative contracts cleared through Nasdaq Nordic Clearing for the years ended December 31, 2014 and 2013 was as follows:

	December 31, 2014	December 31, 2013
Commodity and seafood options, futures and forwards(1)	2,394,710	2,777,076
Fixed-income options and futures	18,678,778	22,834,003
Stock options and futures	32,236,023	23,583,178

Index options and futures	42,871,645	29,960,888
Total	96,181,156	79,155,145

(1)  The total volume in cleared power related to commodity contracts was 1,566 Terawatt hours (TWh) for the year ended December 31, 2014 and 1,680 TWh for the year ended December 31, 2013.

The outstanding contract value of resale and repurchase agreements was $6.2 billion as of December 31, 2014  and $4.1 billion at December 31, 2013. The total number of contracts cleared was 4,292,282 for the year ended December 31, 2014 and was 4,634,564 for the year ended December 31, 2013.

Power of Assessment

To further strengthen the contingent financial resources of the clearinghouse, Nasdaq Nordic Clearing has power of assessment that provides the ability to collect additional funds from its clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of the clearinghouse rules. The power of assessment corresponds to 100% of the clearing member’s aggregate contribution to the financial, commodities and seafood market’s default funds.

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•junior capital contributed by Nasdaq Nordic Clearing, which totaled $19 million at December 31, 2014;

•a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•specific market default fund where the loss occurred, either financial, commodities, or seafood market, which includes capital contributions of both the clearing members and Nasdaq Nordic Clearing on a pro-rata basis;

•senior capital contributed to each specific market by Nasdaq Nordic Clearing, calculated in accordance with clearinghouse rules to be $19 million at December 31, 2014; and

•mutualized default fund, which includes capital contributions of both the clearing members and Nasdaq Nordic Clearing on a pro-rata basis.

If additional funds are needed after utilization of the mutualized default fund, then Nasdaq Nordic Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.

17. Leases

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our lease agreements contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

As of December 31, 2014, future minimum lease payments under non-cancelable operating leases (net of sublease income) are as follows:

	Gross Lease	Sublease	Net Lease
	Commitments	Income	Commitments
	(in millions)
Year ending December 31:
2015	$85	$6	$79
2016	79	6	73
2017	46	4	42
2018	42	3	39
2019	40	3	37
Thereafter	111	11	100
Total future minimum lease payments	$403	$33	$370

Rent expense for operating leases (net of sublease income of $4 million in 2014, 2013 and 2012) was $93 million in 2014,  $92 million in 2013 and $83 million in 2012.

18. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 16, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. Financial guarantees issued to us totaled $14 million at December 31, 2014 and $20 million at December 31, 2013.  As discussed in “Other Credit Facilities,” of Note 9. “Debt Obligations,” at December 31, 2014, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $236 million ($197 million in available liquidity and $39 million for default protection), of which $7 million was utilized. At December 31, 2013, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $312 million ($219 million in available liquidity and $93 million for default protection), of which $11 million was utilized.

Execution Access is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of December 31, 2014, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our consolidated balance sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through FICC and the balance is cleared non-FICC. Execution Access assumes the counterparty risk of clients that do not clear through FICC. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Some of the non-FICC counterparties are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $13 million as of December 31, 2014 and $17 million at December 31, 2013. These guarantees are primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain Market Technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

In September 2014, we provided a guarantee related to lease obligations for the Entrepreneurial Center which is scheduled to open in 2015. The Entrepreneurial Center will be a not-for-profit organization designed to convene, connect and engage aspiring and current entrepreneurs. This entity is not included in the consolidated financial statements of Nasdaq.

We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for the above guarantees.

In connection with Nasdaq NLX, we entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since the amount of these payments is not currently probable and cannot be quantified as of December 31, 2014, no contingent liability is recorded in the Consolidated Balance Sheets for these payments.

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
Other Transactions

DWA

In December 2014, we agreed to acquire DWA for $225 million. In January 2015, we completed the acquisition. DWA is part of our Information Services business.

OCC

As part of a recently announced capital plan by OCC, we expect to make a $30 million capital contribution to OCC during the first quarter of 2015. The capital plan is designed to bring OCC into compliance with proposed regulatory requirements for covered clearing agencies. Subject to certain conditions, we also have committed to provide specific replenishment capital in accordance with the announced capital plan.

Escrow Agreements

In connection with a prior acquisition we entered into an escrow agreement to secure the payments of post-closing adjustments and to ensure other closing conditions. At December 31, 2014, this escrow agreement provides for a  future payment of $9 million and is included in other current liabilities in the Consolidated Balance Sheets.

Routing Brokerage Activities

One of our broker-dealer subsidiaries, Nasdaq Execution Services provides a guarantee to securities clearinghouses and exchanges under its standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to a clearinghouse or exchange, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral, as well as meet certain minimum financial standards. Nasdaq Execution Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for these arrangements.

In March 2014, Nasdaq Execution Services began routing options and became the sole routing broker for Nasdaq’s U.S. cash equities and options exchanges. As a consequence, NASDAQ Options Services, which previously served as the routing broker for our U.S. options exchanges, became non-operational and terminated its exchange and clearinghouse memberships in March 2014.

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

We also are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Exchange Act and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. We filed a motion to dismiss the amended complaint on November 3, 2014. In response, the plaintiffs filed a second amended complaint on November 24, 2014, which names the same defendants and alleges essentially the same violations. We then filed a motion to dismiss the second amended complaint on January 23, 2015. On January 9, 2015, the court consolidated this case in a multi-district litigation proceeding under the heading In re Barclays Liquidity Cross and High Frequency Trading Litigation, 14-md-02589 (S.D.N.Y). The consolidated cases bring claims against Barclays PLC and Barclays Capital alleging that certain marketing materials about Barclays LX contained false or misleading statements. Although the Providence matter has been consolidated with the Barclays matter, separate motions to dismiss will be filed for each case. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

In addition, we are named as one of many exchange defendants in Lanier v. BATS Exchange Inc., et al., 14 Civ. 3745 (S.D.N.Y.), Lanier v. BATS Exchange Inc., et al., 14 Civ. 3865 (S.D.N.Y.), and Lanier v. Bats Exchange Inc., 14 Civ. 3866 (S.D.N.Y.), which were filed between May 23, 2014 and May 30, 2014 in the United States District Court for the Southern District of New York. The plaintiff is the same in each of these cases, and the three complaints contain substantially similar allegations. On behalf of a putative class of subscribers for market data provided by national exchanges, the plaintiff alleges that the exchanges provided data more quickly to certain market participants than to others, supposedly in breach of the exchanges’ plans for dissemination of market data and subscriber agreements executed under those plans. The complaint asserts contractual theories under state law based on these alleged breaches. On September 29, 2014, we filed a motion to dismiss the complaints. The court heard oral argument on the motion on January 16, 2015. A decision remains pending. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

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

See Note 1, “Organization and Nature of Operations,” to the consolidated financial statements for further discussion of our reportable segments.

The following table presents certain information regarding our operating segments for the years ended December 31, 2014, 2013 and 2012.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations	Consolidated
	(in millions)
2014
Total revenues	$2,247	$238	$473	$542	$-	$3,500
Transaction-based expenses	(1,433)	-	-	-	-	(1,433)
Revenues less transaction-based expenses	814	238	473	542	-	2,067
Depreciation and amortization	80	6	13	38	-	137
Operating income (loss)(1)	370	93	343	56	(108)	754
Total assets(2)	7,437	222	2,296	1,124	1,008	12,087
Purchase of property and equipment	50	21	12	57	-	140

2013
Total revenues	$2,092	$228	$436	$455	$-	$3,211
Transaction-based expenses	(1,316)	-	-	-	-	(1,316)

Revenues less transaction-based expenses	776	228	436	455	-	1,895
Depreciation and amortization	79	3	11	29	-	122
Operating income (loss)(3)	322	92	321	39	(86)	688
Total assets(2)	7,816	262	2,557	1,108	834	12,577
Purchase of property and equipment	47	5	9	54	-	115

2012
Total revenues	$2,206	$224	$400	$290	$-	$3,120
Transaction-based expenses	(1,446)	-	-	-	-	(1,446)
Revenues less transaction-based expenses	760	224	400	290	-	1,674
Depreciation and amortization	73	4	10	17	-	104
Operating income (loss)(4)	322	94	294	24	(44)	690
Total assets(2)	4,981	254	2,456	625	816	9,132
Purchase of property and equipment	52	4	8	23	-	87

(1)   The 2014 corporate items and eliminations primarily include:

•Merger and strategic initiatives expense of $81 million primarily related to our acquisitions of the TR Corporate businesses and eSpeed and a charge of $23 million related to the reversal of a receivable under a tax sharing agreement with an unrelated party;

•     Sublease loss reserve of $11 million; and

•Extinguishment of debt of $11 million, reflecting $9 million related to our 2015 Notes and $2 million related to the refinancing of our 2011 Credit Facility.

(2)   Total assets decreased $490 million at December 31, 2014 as compared to December 31, 2013 primarily due to a decrease in goodwill and intangible assets, net reflecting the impact of foreign currency translation and amortization, partially offset by an increase in default funds and margin deposits. Total assets increased $3.4 billion at December 31, 2013 as compared to December 31, 2012 primarily due to an increase in default funds and margin deposits, reflecting the implementation of our collateral management process at Nasdaq Nordic Clearing in 2013 and an increase in goodwill and intangible assets, net associated with the acquisitions of the TR Corporate businesses and eSpeed in 2013.

(3)   The 2013 corporate items and eliminations primarily include:

•Expense related to our voluntary accommodation program of $44 million;

•Merger and strategic initiatives expense of $22 million;

•Expenses paid with respect to an SEC matter of $10 million; and

•Restructuring charges of $9 million. See Note 3, “Restructuring Charges,” for further discussion.

(4)   The 2012 corporate items and eliminations primarily include:

•Costs associated with restructuring charges of $44 million. See Note 3, “Restructuring Charges,” for further discussion;

•Special legal expenses of $7 million related to the systems issues experienced at the time of the Facebook IPO; and

•Merger and strategic initiatives expense of $4 million, partially offset by;

•Income from open positions of $11 million relating to the operations of the exchange.

For further discussion of our segments’ results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

Geographic Data

The following table presents revenues and property and equipment, net by geographic area for 2014, 2013 and 2012. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

		Property and
	Total	Equipment,
	Revenues	Net
	(in millions)
2014:
United States	$2,524	$198
All other countries(1)	976	94
Total	$3,500	$292

2013:
United States	$2,386	$166
All other countries(1)	825	102
Total	$3,211	$268

2012:
United States	$2,423	$131
All other countries(1)	697	80
Total	$3,120	$211

(1)   Property and equipment, net for all other countries primarily includes assets held in Sweden.

No single customer accounted for 10.0% or more of our revenues in 2014, 2013 and 2012.

Schedule II—Valuation and Qualifying Accounts

Three Years Ended December 31, 2014

(in millions)

	Reserve for Bad Debts
	2014	2013	2012

Balance at beginning of period	$9	$5	$3
Additions:
Charges to income	13	5	6
Deductions:
Charges for which reserves were provided	(6)	(1)	(4)
Balance at end of period	$16	$9	$5

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

3.1	Nasdaq’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.1.1	Certificate of Elimination of Nasdaq’s Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.1.2	Certificate of Amendment of Nasdaq’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 19, 2014).

3.2	Nasdaq’s By-Laws (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 19, 2014).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form 10 filed on April 30, 2001).

4.2

The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 27, 2008, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 3, 2008).

4.2.1

First Amendment to The NASDAQ OMX Group Inc.’s Stockholders’ Agreement, dated as of February 19, 2009, between The NASDAQ OMX Group, Inc. and Borse Dubai Limited (incorporated herein by reference to
Exhibit 4.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).

4.3

Registration Rights Agreement, dated as of February 27, 2008, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on March 3, 2008).

4.3.1

First Amendment to Registration Rights Agreement, dated as of February 19, 2009, among The NASDAQ OMX Group, Inc., Borse Dubai Limited and Borse Dubai Nasdaq Share Trust (incorporated herein by reference to
Exhibit 4.11.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).

Exhibit Number

4.4

Indenture, dated as of January 15, 2010, between Nasdaq and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on January 19, 2010).

4.5

First Supplemental Indenture, dated as of January 15, 2010, among Nasdaq and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on January 19, 2010).

4.6

Second Supplemental Indenture, dated as of December 21, 2010, among Nasdaq and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 21, 2010).

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

4.9

First Supplemental Indenture, dated as of June 7, 2013, among The NASDAQ OMX Group, Inc., Wells Fargo Bank, National Association, as Trustee, Deutsche Bank AG, London Branch, as paying agent, and Deutsche Bank Luxembourg S.A., as registrar and transfer agent (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 10, 2013).

4.10

Second Supplemental Indenture, dated as of May 29, 2014, among The NASDAQ OMX Group, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on May 30, 2014)

4.11

Registration Rights Agreement, dated as of June 28, 2013, by and among The NASDAQ OMX Group, Inc., BGC Partners, Inc., BGC Holdings, L.P. and BGC Partners, L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2013).

10.1

Amended and Restated Board Compensation Policy, effective on October 17, 2013 (incorporated herein by reference to
Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2013 filed on February 24, 2014).*

10.2

The NASDAQ OMX Group, Inc. 2010 Executive Corporate Incentive Plan, effective as of January 1, 2010 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed on August 4, 2010).*

10.3

Form of Nasdaq Non-Qualified Stock Option Award Certificate (incorporated herein by reference to
Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).*

10.4	Form of Nasdaq Restricted Stock Unit Award Certificate (employees).*

10.5

Form of Nasdaq Restricted Stock Unit Award Certificate (directors) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 5, 2014).*

10.6

Form of Nasdaq One-Year Performance Share Unit Agreement (incorporated herein by reference to
Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 9, 2014).*

10.7

Form of Nasdaq Three-Year Performance Share Unit Agreement (incorporated herein by reference to
Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed on May 9, 2014).*

10.8

Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.8.1

Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.9

The NASDAQ OMX Group, Inc. Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.10

Employment Agreement between Nasdaq and Robert Greifeld, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2012).*

10.10.1

Memorandum of Understanding between Nasdaq and Robert Greifeld, dated as of December 11, 2012 (incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 21, 2013).*

10.11

Nonqualified Stock Option Agreement between Nasdaq and Robert Greifeld reflecting December 13, 2006 grant (incorporated herein by reference to Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2007 filed on February 25, 2008).*

10.12

Nonqualified Stock Option Agreement between Nasdaq and Robert Greifeld reflecting June 30, 2009 grant (incorporated herein by reference to Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2009 filed on February 18, 2010).*

10.13

Employment Agreement between Nasdaq and Adena Friedman, made and entered into on May 9, 2014 and effective as of June 16, 2014 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on August 6, 2014).*

10.14

Employment Agreement between Nasdaq and Hans-Ole Jochumsen, made and entered into and effective on August 5, 2014 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed on November 5, 2014).*

10.15

Employment Agreement between Nasdaq and Edward Knight, effective as of December 29, 2000 (incorporated herein by reference to Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2002 filed on
March 31, 2003).*

10.15.1

First Amendment to Employment Agreement between Nasdaq and Edward Knight, effective February 1, 2002 (incorporated herein by reference to Exhibit 10.14.1 to the Annual Report on Form 10-K for the year ended
December 31, 2002 filed on March 31, 2003).*

10.15.2

Second Amendment to Employment Agreement between Nasdaq and Edward Knight, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.15.3

Third Amendment to Employment Agreement between Nasdaq and Edward Knight, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 28, 2012).*

10.16

The NASDAQ OMX Group, Inc. Change in Control Severance Plan for Executive Vice Presidents and Senior Vice Presidents, effective November 26, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2013).*

10.17

Credit Agreement, dated as of November 24, 2014, among The NASDAQ OMX Group, Inc., Bank of America, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Swingline Lenders, the other Lenders party thereto and Bank of America, N.A., as Administrative Agent and Issuing Bank (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 1, 2014).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 14 to the consolidated financial statements under Part II, Item 8 of this Form 10-K).

12.1	Computation of Ratio of Earnings to Fixed Charges.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young LLP.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.

**The following materials from The NASDAQ OMX Group, Inc. Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets at December 31, 2014 and December 31, 2013; (ii) Consolidated Statements of Income for the years ended December 31, 2014, 2013 and 2012; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012; (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; and (vi) notes to consolidated financial statements.