Form 10-Q
period 2015-03-31
NASDAQ OMX GROUP, INC.
filed 2015-05-06
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2015
Common Stock, $.01 par value per share	168,618,071 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2015

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

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available

ii

market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was filed with the  U.S. Securities and Exchange Commission, or  SEC, on February 17, 2015.

iii

Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “may,” “will,” “could,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future expectations as to industry and regulatory developments or business initiatives and strategies, future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	our 2015 outlook;
•	the scope, nature or impact of acquisitions, divestitures, investments or other transactional activities;
•	the integration of acquired businesses, including accounting decisions relating thereto;
•	the effective dates for, and expected benefits of, ongoing initiatives, including strategic, restructuring, technology, de-leveraging and capital return initiatives;
•	our products and services;
•	the impact of pricing changes;
•	tax matters;
•	the cost and availability of liquidity; and
•	any litigation or regulatory or government investigation or action to which we are or could become a party.

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	our operating results may be lower than expected;
•	loss of significant trading and clearing volume, market share, listed companies or other customers;
•	economic, political and market conditions and fluctuations, including interest rate and foreign currency risk, inherent in U.S. and international operations;
•	government and industry regulation;
•	our ability to keep up with rapid technological advances and adequately address security risks;
•	the performance and reliability of our technology and technology of third parties;
•

our ability to successfully integrate acquired businesses, including the fact that such integration may be more difficult, time consuming or costly than expected, and our ability to realize synergies from business combinations and acquisitions;

•	our ability to continue to generate cash and manage our indebtedness; and
•	adverse changes that may occur in the securities markets generally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was filed with the SEC on February 17, 2015. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	March 31, 2015	December 31, 2014

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$328	$427
Restricted cash	19	49
Financial investments, at fair value	194	174
Receivables, net	344	389
Deferred tax assets	23	16
Default funds and margin deposits	2,635	2,194
Other current assets	145	151
Total current assets	3,688	3,400
Property and equipment, net	281	292
Non-current deferred tax assets	652	536
Goodwill	5,350	5,538
Intangible assets, net	1,995	2,077
Other non-current assets	276	244
Total assets	$12,242	$12,087

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$207	$189
Section 31 fees payable to SEC	82	124
Accrued personnel costs	71	143
Deferred revenue	282	177
Other current liabilities	133	116
Deferred tax liabilities	30	37
Default funds and margin deposits	2,635	2,194
Total current liabilities	3,440	2,980
Debt obligations	2,306	2,313
Non-current deferred tax liabilities	587	626
Non-current deferred revenue	210	215
Other non-current liabilities	154	159
Total liabilities	6,697	6,293

Commitments and contingencies
Equity
Nasdaq stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 171,527,299 at March 31, 2015 and 170,325,304 at December 31, 2014; shares outstanding: 168,927,790 at March 31, 2015 and 168,795,263 at December 31, 2014	2	2
Additional paid-in capital	3,243	3,222
Common stock in treasury, at cost: 2,599,509 shares at March 31, 2015 and 1,530,041 shares at December 31, 2014	(94)	(41)
Accumulated other comprehensive loss	(883)	(682)
Retained earnings	3,276	3,292
Total Nasdaq stockholders' equity	5,544	5,793
Noncontrolling interests	1	1
Total equity	5,545	5,794
Total liabilities and equity	$12,242	$12,087

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
Market Services	$539	$577
Listing Services	64	58
Information Services	125	123
Technology Solutions	130	140
Total revenues	858	898
Transaction-based expenses:
Transaction rebates	(261)	(285)
Brokerage, clearance and exchange fees	(90)	(84)
Revenues less transaction-based expenses	507	529
Operating expenses:
Compensation and benefits	147	158
Marketing and advertising	7	8
Depreciation and amortization	34	35
Professional and contract services	33	39
Computer operations and data communications	35	22
Occupancy	21	25
Regulatory	7	7
Merger and strategic initiatives	-	28
General, administrative and other	46	23
Restructuring charges	150	-
Total operating expenses	480	345
Operating income	27	184
Interest income	1	2
Interest expense	(28)	(30)
Net income from unconsolidated investees	14	-
Income before income taxes	14	156
Income tax provision	5	53
Net income attributable to Nasdaq	$9	$103
Per share information:
Basic earnings per share	$0.05	$0.61
Diluted earnings per share	$0.05	$0.59
Cash dividends declared per common share	$0.15	$0.28

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2015	2014
Net income	$9	$103
Other comprehensive income (loss):
Foreign currency translation gains (losses):
Net foreign currency translation losses	(314)	(12)
Income tax benefit	113	8
Total other comprehensive loss, net of tax	(201)	(4)
Comprehensive income (loss) attributable to Nasdaq	$(192)	$99

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income	$9	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34	35
Share-based compensation	14	14
Excess tax benefits related to share-based payments	(2)	(3)
Deferred income taxes	(55)	(10)
Non-cash restructuring charges	128	-
Non-cash merger and strategic initiatives	-	18
Net income from unconsolidated investees	(14)	-
Other reconciling items included in net income	3	4
Net change in operating assets and liabilities, net of effects of acquisition:
Receivables, net	36	(42)
Other assets	17	(17)
Accounts payable and accrued expenses	36	(1)
Section 31 fees payable to SEC	(42)	(8)
Accrued personnel costs	(67)	(58)
Deferred revenue	121	128
Other liabilities	13	20
Net cash provided by operating activities	231	183
Cash flows from investing activities:
Purchases of trading securities	(60)	(96)
Proceeds from sales and redemptions of trading securities	29	93
Purchases of available-for-sale investment securities	(12)	(5)
Proceeds from sale of available-for-sale investment securities	3	-
Capital contribution in equity method investment	(30)	-
Acquisition of businesses, net of cash and cash equivalents acquired	(226)	-
Purchases of property and equipment	(24)	(31)
Other investment activities	(6)	(7)
Net cash used in investing activities	(326)	(46)
Cash flows from financing activities:
Payments of debt obligations	(25)	(146)
Proceeds from utilization of credit commitment	100	25
Cash paid for repurchase of common stock	(30)	-
Cash dividends	(25)	(22)
Proceeds received from employee stock activity	6	7
Payments related to employee shares withheld for taxes	(24)	(21)
Excess tax benefits related to share-based payments	2	3
Other financing activities	-	1
Net cash provided by (used in) financing activities	4	(153)
Effect of exchange rate changes on cash and cash equivalents	(8)	2
Net decrease in cash and cash equivalents	(99)	(14)
Cash and cash equivalents at beginning of period	427	398
Cash and cash equivalents at end of period	$328	$384
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$27	$36
Income taxes, net of refund	$18	$11
Non-cash investing activities:
Cost method investment	$-	$75

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

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

Market Services

Our Market Services segment includes our equity derivative trading and clearing, cash equity trading, fixed income, currency and commodities trading and clearing, or FICC, and access and broker services businesses. We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETFs. In addition, in some countries where we operate exchanges, we also provide broker services, clearing, settlement and central depository services. Our transaction-based platforms provide market participants with the ability to access, process, display and integrate orders and quotes. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions, providing fee based revenues.

In the U.S., we operate three options exchanges, as well as three cash equity exchanges. The NASDAQ Stock Market, the largest of our cash equities exchanges, is the largest single pool of liquidity for trading U.S.-listed cash equities. We also operate a leading electronic platform for trading of U.S. Treasuries.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland, as well as the clearing operations of Nasdaq Nordic Clearing. We also operate exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as Nasdaq Baltic. Collectively, Nasdaq Nordic and Nasdaq Baltic offer trading in cash equities and depository receipts, warrants, convertibles, rights, fund units and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through Nasdaq First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies.

In addition, Nasdaq Commodities operates a power derivatives exchange regulated in Norway and a European carbon exchange. In the U.K., we operate Nasdaq NLX, a London-based multilateral trading venue that offers a range of both short-term interest rate and long-term interest rate euro- and sterling-based listed derivative products.

Through our access services business, we provide market participants with a wide variety of alternatives for connecting to and accessing our markets via a number of different protocols used for quoting, order entry, trade reporting, DROP functionality and connectivity to various data feeds. We also provide co-location services to market participants, whereby firms may lease cabinet space and power to house their own equipment and servers within our data center. Our broker services operations offer technology and customized securities administration solutions to financial participants in the Nordic market.

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges. We also operate The NASDAQ Private Market, LLC, or NPM, a marketplace for private growth companies.

As of March 31, 2015, The NASDAQ Stock Market was home to 2,779 listed companies with a combined market capitalization of approximately $8.2 trillion, and in Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 804 listed companies with a combined market capitalization of approximately $1.3 trillion.

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

Our Index Licensing and Services business develops and licenses Nasdaq branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. We currently calculate and distribute over 42,000 indexes. We had over $105 billion of assets under management in exchange traded products tracking Nasdaq indexes as of March 31, 2015.

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

The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.

As permitted under U.S. GAAP, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Nasdaq’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

Income Tax Matters

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

Nasdaq’s income tax provision was $5 million in the first quarter of 2015 compared with $53 million in the first quarter of 2014. The overall effective tax rate was 36% in the first quarter of 2015 and 34% in the first quarter of 2014. The higher effective tax rate in the first quarter of 2015 when compared with the same period in 2014 is primarily due to adjustments related to prior year tax liabilities which resulted in an increase to the tax provision. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2011 and 2012 are currently under audit by the Internal Revenue Service and we are subject to examination for years 2008 through 2010 and 2013. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2013. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2008 through 2013. We anticipate that the amount of unrecognized tax benefits at March 31, 2015 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

 In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by Nasdaq in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position for years 2009 through 2011, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. In June 2014, the Finnish Administrative Court also disagreed with the company’s tax return filing position for these years. We have appealed this ruling to the Finnish Supreme Administrative Court and expect to receive a favorable decision. Through March 31, 2015, we have recorded tax benefits of $24 million associated with this filing position. We have paid $35 million to the Finnish tax authorities, which includes $11 million in interest and penalties. We expect the Finnish Supreme Administrative Court to agree with our position, which would result in an expected refund to Nasdaq of $30 million, which reflects the impact of foreign currency translation. If the Finnish Supreme Administrative Court disagrees with our position, we would record tax expense of $30 million, or $0.17 per diluted share.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Because this legislation is unclear with regard to our ability to continue to claim such interest deductions, Nasdaq filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. In June 2014, we received an unfavorable ruling from the Swedish Tax Council for Advance Tax Rulings. We appealed this ruling to the Swedish Supreme Administrative Court; however the Swedish Supreme Administrative Court has denied our request for a ruling based on procedural requirements. As a result of the Swedish Supreme Administrative Court’s denial to provide a ruling, we will appeal to the Lower Administrative Court. We continue to expect a favorable decision. Since January 1, 2013, we have recorded tax benefits of $35 million, or $0.20 per diluted share, related to this matter. We expect to record recurring quarterly tax benefits of $3 million to $4 million with respect to this issue for the foreseeable future.

Other Tax Matter

In December 2012, the Swedish Tax Agency approved our 2010 amended value added tax, or VAT, tax return and we received a cash refund for the amount claimed. In 2013, we filed amended VAT tax returns for 2011 and 2012, utilizing the same approach which was approved for the 2010 filing. We also utilized this approach in our 2013 and 2014 filings. However, even though the VAT return position was previously reviewed and approved by the Swedish Tax Agency, the Swedish Tax Agency challenged our approach. The revised position of the Swedish Tax Agency was upheld by the Lower Administrative Court during the first quarter of 2015. As a result, in the first quarter of 2015, we reversed the previously recorded benefit of $12 million, based on the court decision. We will appeal the ruling of the Lower Administrative Court to the Court of Appeals.

Recently Announced Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the debt liability rather than as an asset. The recognition and measurement guidance for debt issuance costs is not affected by this new guidance. Debt issuance costs will continue to be amortized as interest expense using the effective interest method. This guidance will be effective for us on January 1, 2016. Early adoption is permitted. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition guidance in Accounting Standards Codification, or ASC, 605, “Revenue Recognition.” The new revenue recognition standard sets forth a five-step revenue recognition model to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The standard also requires more detailed disclosures. The standard provides alternative methods of initial adoption and will be effective for us on January 1, 2017. Early adoption is not permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

3. Restructuring Charges

During the first quarter of 2015, we performed a comprehensive review of our processes, businesses and systems in a company-wide effort to improve performance, cut costs, and reduce spending. In the first quarter of 2015, we also decided to change our company name from The NASDAQ OMX Group, Inc. to Nasdaq, Inc., pending regulatory approval. We currently estimate that we will recognize pre-tax restructuring charges of $182 million, consisting of the rebranding of our trade name, severance, asset impairments, facility-related and other costs. During the three months ended March 31, 2015, we recognized restructuring charges of $150 million, with the remaining amount to be recognized through June 2016. Through this initiative, we expect to generate pre-tax savings in 2015 of approximately $17 million and annualized savings of $19 million. Restructuring charges are recorded on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities. There were no restructuring charges in the comparable period of 2014.

The following table presents a summary of restructuring charges in the Condensed Consolidated Statements of Income:

Three Months Ended March 31, 2015
(in millions)
Rebranding of trade name	$119
Severance	18
Facilities-related	3
Asset impairments	9
Other	1
Total restructuring charges	$150

Rebranding of Trade Name

As noted above, in connection with our global rebranding initiative, we decided to change our company name from The NASDAQ OMX Group, Inc. to Nasdaq, Inc., pending regulatory approval. In connection with this action, we decided to discontinue the use of the OMX trade name and recorded a pre-tax, non-cash impairment charge of $119 million because we no longer attribute any material value to the trade name. The impairment charge did not impact the company's consolidated cash flows, liquidity, or capital resources.

Severance

Severance, other termination benefits and other associated costs of $18 million related to workforce reductions of 199 positions across our organization. In addition to reducing our workforce, we have relocated certain functions to lower cost locations and will continue hiring in these lower cost locations to support the business.

Facilities-related

Facility-related costs of $3 million pertained to the consolidation of leased facilities during the first quarter of 2015.

Asset Impairments

Asset impairment charges of $9 million primarily related to fixed assets and capitalized software that were retired during the first quarter of 2015.

Restructuring Reserve

The following table presents the changes in the restructuring reserve during the three months ended March 31, 2015:

	Balance at January 1, 2015	Expense Incurred	Cash Payments	Balance at March 31, 2015

	(in millions)
Severance	$-	$18	$(1)	$17
Facilities-related	-	3	(2)	1
Total	$-	$21	$(3)	$18

As of March 31, 2015, the majority of the restructuring reserve is included in other current liabilities in the Condensed Consolidated Balance Sheets and will be paid during the remainder of 2015.

4. Acquisition

We completed the following acquisition in 2015. Financial results are included in our Condensed Consolidated Statements of Income from the date of the acquisition.

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Purchased Intangible Assets	Goodwill

	(in millions)
Dorsey, Wright & Associates, LLC	$226	$(26)	$141	$111

Acquisition of Dorsey, Wright & Associates, LLC

On January 30, 2015, we completed the acquisition of Dorsey, Wright & Associates, LLC, or DWA, for $226 million  ($225 million cash paid plus $1 million in working capital adjustments). DWA is a market leader in data analytics, passive indexing and smart beta strategies. We acquired net assets, at fair value, totaling $8 million and recorded a current deferred tax liability of $1 million and a non-current deferred tax liability of $33 million related to differences in the U.S. GAAP and tax basis of our investment in DWA, resulting in total net liabilities acquired of $26 million. DWA is part of our Information Services segment.

Nasdaq used cash on hand and borrowed $100 million under the revolving credit commitment of our current credit facility to fund this acquisition.

Intangible Assets

The following table presents the details of the purchased intangible assets acquired in the acquisition of DWA. All purchased intangible assets with finite lives are amortized using the straight-line method.

		Estimated
		Average Remaining
	Value	Useful Life
Intangible assets:	(in millions)	(in years)
Trade name	$108	Indefinite
Customer relationships	29	15 years
Technology	4	5 years
Total intangible assets	$141

Trade Name

The DWA trade name is recognized in the industry and carries a reputation for quality. As such, DWA’s reputation and positive recognition embodied in the trade name is a valuable asset to Nasdaq. The trade name was considered the primary asset acquired in this transaction. In valuing the acquired trade name, we used the income approach, specifically the excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return that is attributable to the intangible asset being valued.

A discount rate of 17% was utilized, which reflects the amount of risk associated with the hypothetical cash flows generated by the DWA trade name in the future. In developing a discount rate for the trade name, we estimated a weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at a rate of 36.5%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the trade name would be amortized for tax purposes over a period of 15 years.

We estimated the useful life of the trade name to be indefinite. The useful life was based on several factors including the number of years the name has been in service, its popularity within the industry, and our intention to continue its use in the branding of products.

Customer Relationships

Customer relationships represent the non-contractual and contractual relationships that DWA has with its customers. The DWA customer relationships were valued individually for each of DWA’s businesses using the income approach, specifically the with-and-without method. The with-and-without method is commonly used when the cash flows of a business can be estimated with and without the asset in place. The premise associated with this valuation technique is that the value of an asset is represented by the differences in the subject business’ cash flows under scenarios where (a) the asset is present and is used in operations (with); and (b)

the asset is absent and not used in operations (without). Cash flow differentials are then discounted to present value to arrive at an estimate of fair value for the asset.

We estimated that without current customer relationships, it would take approximately 3-6 years, depending on the business, for the customer base to grow to 100% of current projected revenues. We also made estimates related to compensation levels and other expenses such as sales and marketing that would be incurred as the business was ramped up through the year in which the customer base would be expected to reach the level that currently exists.

A discount rate of 17.5%, which reflects the estimated weighted average cost of capital for the overall business plus a premium of 0.5% reflecting the risk and uncertainty of the cash flows for the customer relationships relative to the overall business, was utilized when discounting the cash flows. The resulting discounted cash flows were then tax-effected at a rate of 36.5%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.

Based on the historical behavior of the customers and a parallel analysis of the customers using the excess earnings method, we estimated the remaining useful life for the acquired customer relationships to be 15 years.

Technology

The fair value of the DWA acquired developed technology was valued using the income approach, specifically the relief from royalty method, or RFRM. The RFRM is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value.

To determine the royalty rate we searched for and identified market transactions and royalty rates for comparable technology. In addition, we performed a profit split analysis that produced a range of royalty rates that were then compared for reasonableness to the royalty rates identified in the market transactions and royalty rates for comparable technology. Profit split theory states that a reasonable market participant would be willing and able to make revenue-based royalty payments of 25 to 30 percent of their operating profit to receive the rights to certain licensable intellectual property necessary for conducting business. Conversely, the owner of such intellectual property would save that amount or be relieved from making those royalty payments. We estimated supportable royalty rates for the technology and selected a pre-tax royalty rate of 15%.

A discount rate of 17% was utilized, which reflects the estimated weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at a rate of 36.5%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the technology would be amortized for tax purposes over a period of 15 years.

We have estimated the remaining useful life for the acquired developed technology to be 5 years.

Pro Forma Results and Acquisition-related Costs

Pro forma financial results for the acquisition of DWA completed in January 2015 have not been presented since the acquisition was not material to our financial results.

Acquisition-related costs for the acquisition of DWA were immaterial.

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the three months ended March 31, 2015:

	Market Services	Listing Services	Information Services	Technology Solutions	Total

	(in millions)
Balance at December 31, 2014	$3,081	$114	$1,794	$549	$5,538
Goodwill acquired	-	-	111	-	111
Foreign currency translation adjustment	(158)	(11)	(103)	(27)	(299)
Balance at March 31, 2015	$2,923	$103	$1,802	$522	$5,350

The goodwill acquired for Information Services shown above relates to our acquisition of DWA in January 2015. See Note 4, “Acquisition,” for further discussion.

As of March 31, 2015, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $898 million, of which $525 million is related to our acquisition of certain assets and assumption of certain liabilities of the eSpeed business, or eSpeed, $273 million is related to our acquisition of the Investor Relations, Public Relations and Multimedia Solutions businesses of Thomson Reuters, or the TR Corporate businesses, and $38 million is related to our acquisition of DWA.

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three months ended March 31, 2015 and 2014; however, events such as economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	March 31, 2015				December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)

	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$39	$(18)	$21	5	$35	$(16)	$19	5
Customer relationships	1,038	(343)	695	20	1,009	(329)	680	20
Other	5	(3)	2	9	5	(3)	2	9
Foreign currency translation adjustment	(138)	39	(99)		(94)	26	(68)
Total finite-lived intangible assets	$944	$(325)	$619		$955	$(322)	$633

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$-	$790		$790	$-	$790
Trade names	745	-	745		756	-	756
Licenses	51	-	51		51	-	51
Foreign currency translation adjustment	(210)	-	(210)		(153)	-	(153)
Total indefinite-lived intangible assets	$1,376	$-	$1,376		$1,444	$-	$1,444
Total intangible assets	$2,320	$(325)	$1,995		$2,399	$(322)	$2,077

Amortization expense for purchased finite-lived intangible assets was $15 million for the three months ended March 31, 2015 and $18 million for the three months ended March 31, 2014.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustment) of purchased finite-lived intangible assets as of March 31, 2015 is as follows:

(in millions)
2015(1)	$50
2016	66
2017	64
2018	61
2019	47
2020 and thereafter	430
Total	$718

(1)	Represents the estimated amortization to be recognized for the remaining nine months of 2015.

Intangible Asset Impairment Charge

In connection with our global rebranding initiative, we decided to change our company name from The NASDAQ OMX Group, Inc. to Nasdaq, Inc., pending regulatory approval. In connection with this action, we decided to discontinue the use of the OMX trade name and recorded a pre-tax, non-cash impairment charge of $119 million because we no longer attribute any material value to the trade name.  The impairment charge did not impact the company's consolidated cash flows, liquidity, or capital resources. This charge is recorded in restructuring charges in the Condensed Consolidated Statements of Income for the three months ended March 31, 2015.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $181 million as of March 31, 2015 and $171 million as of December 31, 2014. These securities are primarily comprised of highly rated European government debt securities, of which $164 million as of March 31, 2015 and $159 million as of December 31, 2014, are assets utilized to meet regulatory capital requirements primarily for our clearing operations at Nasdaq Nordic Clearing.

Equity Method Investments

The carrying amounts of our equity method investments totaled $67 million as of March 31, 2015 and $25 million as of December 31, 2014 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. The increase in the first quarter of 2015 was primarily due to our capital contribution of $30 million to The Options Clearing Corporation, or OCC. See below for further discussion. As of March 31, 2015, in addition to our equity method investment in OCC, our equity method investments primarily included equity interests in EuroCCP N.V. and The Order Machine, or TOM. As of December 31, 2014, our equity method investments consisted primarily of our equity interests in EuroCCP N.V. and TOM.

Net income recognized from our equity interest in the earnings and losses of these equity method investments was $14 million for the three months ended March 31, 2015 and was immaterial for the three months ended March 31, 2014. The increase is primarily due to income recognized from our equity method investment in OCC. We were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when OCC financial statements were made available to us. As a result, we recorded other income of $13 million in the first quarter of 2015 relating to our share of OCC’s income for the year ended December 31, 2014.

Capital Contribution to The Options Clearing Corporation

In March 2015, in connection with being designated systemically important by the Financial Stability Oversight Council, OCC implemented a capital plan under which the options exchanges that are OCC’s stockholders made new capital contributions to OCC, committed to make further capital contributions in the future under certain specified circumstances, and received certain commitments from OCC with respect to future dividend payments and related matters. Certain aspects of the OCC capital plan require approval by the SEC. Under the OCC capital plan, OCC's existing exchange stockholders, including Nasdaq, each contributed a pro-rata share of $150 million in new equity capital. Nasdaq’s capital contribution was $30 million. OCC’s exchange stockholders also committed to provide, as may become necessary from time to time, additional replenishment capital on a pro-rata basis if certain capital thresholds are triggered. For its part, OCC adopted specific policies with respect to fees, customer refunds and stockholder dividends, which envision an annual dividend payment to its stockholders equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (with such customer refunds generally to constitute 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). After the SEC staff approved the OCC capital plan and the stockholders made their capital contributions, the plan’s further effectiveness was suspended under the applicable SEC rules because certain unrelated parties petitioned the full Commission to reconsider the capital plan’s approval. If the SEC staff’s approval is reversed or the suspension of the capital plan’s effectiveness is not lifted in a timely manner, then the transaction may be reversed and the 2015 capital contributions returned to stockholders.

Cost Method Investments

The carrying amounts of our cost method investments totaled $132 million as of March 31, 2015 and $138 million as of December 31, 2014 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of March 31, 2015 and December 31, 2014, our cost method investments represent our 5% ownership interest in Borsa Istanbul and our 5% ownership interest in LCH.Clearnet Group Limited, or LCH.

The Borsa Istanbul shares, which were issued to us in the first quarter of 2014, are part of the consideration to be received under a market technology agreement. This investment has a cost basis of $75 million which is guaranteed to us via a put option negotiated as part of the market technology agreement.

7. Deferred Revenue

Deferred revenue represents consideration received that is yet to be recognized as revenue. At March 31, 2015, we estimate that our deferred revenue, which is primarily Listing Services and Technology Solutions revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Fiscal year ended:
2015(1)	$11	$24	$166	$58	$259
2016	13	25	1	29	68
2017	11	16	-	26	53
2018	9	6	-	21	36
2019	7	-	-	19	26
2020 and thereafter	3	-	-	47	50
	$54	$71	$167	$200	$492

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining nine months of 2015.
(2)

The timing of recognition of our deferred Technology Solutions revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing Market Technology contracts and the timing of Corporate Solutions subscription-based contracts. As such, as it relates to Market Technology revenues, the timing represents our best estimate.

The changes in our deferred revenue during the three months ended March 31, 2015 and 2014 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Balance at January 1, 2015	$54	$78	$13	$247	$392
Additions(1)	4	3	218	161	386
Amortization(1)	(4)	(10)	(63)	(192)	(269)
Translation adjustment	-	-	(1)	(16)	(17)
Balance at March 31, 2015	$54	$71	$167	$200	$492

Balance at January 1, 2014	$41	$75	$20	$158	$294
Additions(1)	5	10	181	225	421
Amortization(1)	(3)	(10)	(58)	(145)	(216)
Translation adjustment	-	-	-	(1)	(1)
Balance at March 31, 2014	$43	$75	$143	$237	$498

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

8. Debt Obligations

The following table presents the changes in the carrying amount of our debt obligations during the three months ended March 31, 2015:

	December 31, 2014	Additions	Payments, Conversions, Accretion and Other	March 31, 2015

	(in millions)
5.55% senior unsecured notes due January 15, 2020 (net of discount)(1)	$599	$-	$-	$599
5.25% senior unsecured notes due January 16, 2018 (net of discount)(1)	368	-	-	368
3.875% senior unsecured notes due June 7, 2021 (net of discount)(1)	725	-	(82)	643
4.25% senior unsecured notes due June 1, 2024 (net of discount)(1)	498	-	-	498
$750 million revolving credit commitment due November 25, 2019 (average interest rate of 1.50% for the period January 1, 2015 through March 31, 2015)(2)	123	100	(25)	198
Total long-term debt obligations	$2,313	$100	$(107)	$2,306

(1)	See “Senior Unsecured Notes” below for further discussion.
(2)	See “2014 Credit Facility” below for further discussion.

Senior Unsecured Notes

5.55% Senior Unsecured Notes

In January 2010, Nasdaq issued $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount.

As of March 31, 2015, the balance of $599 million for the 2020 Notes reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2020 Notes.

The 2020 Notes pay interest semiannually at a rate of 5.55% per annum until January 15, 2020. The 2020 Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. The 2020 Notes are not guaranteed by any of our subsidiaries. The 2020 Notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.

Debt Issuance Costs

We incurred debt issuance and other costs of $5 million in connection with the issuance of the 2020 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of this debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended March 31, 2015 and 2014.

5.25% Senior Unsecured Notes

In December 2010, Nasdaq issued $370 million of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes. The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of March 31, 2015, the balance of $368 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2018 Notes.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $3 million in connection with the issuance of the 2018 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of this debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended March 31, 2015 and 2014.

3.875% Senior Unsecured Notes

In June 2013, Nasdaq issued €600 million aggregate principal amount of 3.875% senior unsecured notes due June 2021, or the 2021 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of March 31, 2015, the balance of $643 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2021 Notes.

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

The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $82 million noted in the “Payments, Conversions, Accretion and Other” column in the table above reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets for the three months ended March 31, 2015.

Debt Issuance Costs

We incurred debt issuance and other costs of $7 million in connection with the issuance of the 2021 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of this debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for both the three months ended March 31, 2015 and 2014.

4.25% Senior Unsecured Notes

In May 2014, Nasdaq issued $500 million of 4.25% senior unsecured notes due June 1, 2024, or the 2024 Notes. The 2024 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of March 31, 2015, the balance of $498 million reflects the aggregate principal amount, less the unamortized debt discount. The unamortized debt discount will be accreted through interest expense over the life of the 2024 Notes.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $4 million in connection with the issuance of the 2024 Notes. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of this debt obligation. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for the three months ended March 31, 2015.

Credit Facilities

2014 Credit Facility

In November 2014, Nasdaq refinanced its existing senior credit facility and entered into a new $750 million senior unsecured five-year credit facility which matures on November 25, 2019, or the 2014 Credit Facility. The 2014 Credit Facility consists of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). In January 2015, we used cash on hand and borrowed $100 million under the revolving credit commitment of the 2014 Credit Facility to fund our acquisition of DWA. See Note 4, “Acquisition,” for further discussion of the DWA acquisition. In March 2015, we repaid $25 million under the revolving credit commitment of the 2014 Credit Facility.

The loans under the 2014 Credit Facility have a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the base rate (as defined in the credit agreement) (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s debt rating. The Credit Agreement includes an option for Nasdaq to propose an increase in the available aggregate amount by up to $500 million, subject to the consent of the lenders funding the increase and certain other conditions.

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

Debt Issuance Costs

We incurred debt issuance and other costs of $3 million in connection with the entry into the 2014 Credit Facility. These costs, which are capitalized and included in other non-current assets in the Condensed Consolidated Balance Sheets, are being amortized over the life of the 2014 Credit Facility. Amortization expense, which is recorded as additional interest expense for these costs, was immaterial for the three months ended March 31, 2015.

Other Credit Facilities

In addition to the revolving credit commitment under our 2014 Credit Facility discussed above, we have credit facilities related to our Nordic clearing operations in order to provide further liquidity and default protection. At March 31, 2015, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $179 million in available liquidity, none of which was utilized. At December 31, 2014, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $236 million ($197 million in available liquidity and $39 million for default protection), of which $7 million was utilized.

Debt Covenants

At March 31, 2015, we were in compliance with the covenants of all of our debt obligations.

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

Components of Net Periodic Benefit Cost

The following table sets forth the components of net periodic pension, SERP and post-retirement benefits costs for the Nasdaq Benefit Plans recognized in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2015	2014
	(in millions)
Components of net periodic benefit cost:
Interest cost	$1	$2
Expected return on plan assets	(1)	(1)
Recognized net actuarial loss	1	-
Net periodic benefit cost	$1	$1

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $5 million for both the three months ended March 31, 2015 and 2014.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $3 million for the three months ended March 31, 2015 and $2 million for the three months ended March 31, 2014.

Prior to 2015, we had a profit-sharing contribution feature to our 401(k) Plan which allowed eligible U.S. employees to receive employer retirement contributions, or ERCs, when we met our annual corporate goals. In addition, we had a supplemental ERC for select highly compensated employees whose ERCs were limited by the annual Internal Revenue Service compensation limit. In December 2013, we announced changes to the ERC program. In 2014, we reduced the basic ERC contribution for all plan participants and, effective January 1, 2015, the ERC plan was discontinued and no future contributions will be made.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 2.8 million shares of our common stock have been reserved for future issuance as of March 31, 2015.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $1 million for both the three months ended March 31, 2015 and 2014.

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

Restricted stock is generally time-based and vests over two- to five-year periods beginning on the date of the grant. Stock options are also generally time-based and expire ten years from the grant date. Stock option and restricted stock awards granted prior to 2014 generally included performance-based accelerated vesting features based on achievement of specific levels of corporate performance. If Nasdaq exceeded the applicable performance parameters, the grants vest on the third anniversary of the grant date, if Nasdaq met the applicable performance parameters, the grants vest on the fourth anniversary of the grant date, and if Nasdaq did not meet the applicable performance parameters, the grants vest on the fifth anniversary of the grant date. Beginning in 2014, restricted stock awards granted vest 25% on the second anniversary of the grant date, 25% on the third anniversary of the grant date, and 50% on the fourth anniversary of the grant date. The grant date fair value of restricted stock awards is based on the closing price at the date of grant less the present value of future cash dividends.

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

We also have a performance-based long-term incentive program for our chief executive officer, presidents, executive vice presidents and senior vice presidents that focuses on total shareholder return, or TSR. This program represents 100% of our chief executive officer’s, presidents’ and executive vice presidents’ long-term stock-based compensation and 50% of our senior vice presidents’ long-term stock-based compensation. Under the program, each individual receives PSUs with a three-year cumulative performance period that vest at the end of the performance period. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the Standard & Poor’s 500 Index. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0% and 200% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the TSR program using the Monte Carlo simulation model, as these awards contain a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the TSR program for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014

Weighted-average risk free interest rate	0.81%	0.79%
Expected volatility(1)	21.5%	29.1%
Grant date share price	$50.94	$36.94
Annual dividend	$0.60	$0.60
Weighted-average fair value at grant date	$64.03	$43.13

(1)

We use historic volatility for PSU awards issued under the TSR program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the TSR program.

Summary of 2015 Equity Awards

In March 2015, we granted restricted stock to most active employees. During 2015, certain officers received grants of 595,732 PSUs. Of these PSUs granted, 416,380 units are subject to the performance measures and vesting schedules of the TSR program as discussed above, and the remaining 179,352 units are subject to a one-year performance period and generally vest ratably on an annual basis from December 31, 2016 through December 31, 2018. See “Summary of Restricted Stock and PSU Activity” below for further discussion.

During 2014, certain grants of PSUs with a one-year performance period exceeded the applicable performance parameters. As a result, an additional 21,429 units were considered granted in the first quarter of 2015.

Certain grants of PSUs that were issued in 2012 under the TSR program with a three-year performance period exceeded the applicable performance parameters. As a result, an additional 224,805 units were considered granted in the first quarter of 2015.

Common Shares Available Under Our Equity Plan

As of March 31, 2015, we had approximately 6.5 million shares of common stock authorized for future issuance under Nasdaq’s Equity Incentive Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three months ended March 31, 2015 and 2014 in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2015	2014

	(in millions)
Share-based compensation expense before income taxes	$14	$14
Income tax benefit	(6)	(6)
Share-based compensation expense after income taxes	$8	$8

Summary of Stock Option Activity

A summary of stock option activity for the three months ended March 31, 2015 is as follows:

	Number of Stock Options(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

			(in years)	(in millions)
Outstanding at January 1, 2015	3,316,782	$27.56	3.77	$68
Exercised	(232,459)	25.78
Outstanding at March 31, 2015	3,084,323	$27.69	3.46	$72
Exercisable at March 31, 2015	3,084,323	$27.69	3.46	$72

(1)	No stock option awards were granted during the three months ended March 31, 2015.

We received net cash proceeds of $6 million from the exercise of 232,459 stock options during the three months ended March 31, 2015 and received net cash proceeds of $7 million from the exercise of 367,115 stock options during the three months ended March 31, 2014. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on March 31, 2015 of $50.94 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $50.94 as of March 31, 2015, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of March 31, 2015 was 3.1 million.

As of March 31, 2014, 4.5 million outstanding stock options were exercisable and the weighted-average exercise price was $25.72.

The total pre-tax intrinsic value of stock options exercised was $5 million for the three months ended March 31, 2015 and $7 million for the three months ended March 31, 2014.

Total fair value of stock options vested was $11 million for the three months ended March 31, 2014.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the three months ended March 31, 2015:

	Restricted Stock			PSUs
	Number of Awards		Weighted-Average Grant Date Fair Value	Number of Awards		Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2015	3,193,230		$30.99	2,212,607		$32.69
Granted	747,958	(1)	49.22	841,966	(2)	49.16
Vested	(132,157)		26.94	(837,109)		22.50
Forfeited	(71,543)		32.37	(37,947)		35.77
Unvested balances at March 31, 2015	3,737,488		$33.74	2,179,517		$44.81

(1)	Primarily reflects our company-wide equity grant issued in March 2015, as discussed above.
(2)	PSUs granted in 2015 reflect awards issued to certain officers, as described above.

At March 31, 2015, $132 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.8 years.

11. Nasdaq Stockholders’ Equity

Common Stock

At March 31, 2015, 300,000,000 shares of our common stock were authorized, 171,527,299 shares were issued and 168,927,790 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 2,599,509 shares of common stock in treasury as of March 31, 2015 and 1,530,041 shares as of December 31, 2014.

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

During the first three months of 2015, we repurchased 599,951 shares of our common stock at an average price of $50.08, for an aggregate purchase price of $30 million. Most shares repurchased under the share repurchase program are retired and cancelled, and the remaining shares are available for general corporate purposes. As of March 31, 2015, the remaining amount authorized for share repurchases under the program was $507 million.

Other Repurchases of Common Stock

During the three months ended March 31, 2015, we repurchased 469,517 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Cash Dividends on Common Stock

During the three months ended March 31, 2015, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)
January 29, 2015	$0.15	March 13, 2015	$25	March 27, 2015

(1)	This amount was recorded in retained earnings in the Condensed Consolidated Balance Sheets at March 31, 2015.

In April 2015, the board of directors declared a regular quarterly cash dividend of $0.25 per share on our outstanding common stock, reflecting a 67% increase from our prior quarterly cash dividend of $0.15. The dividend is payable on June 26, 2015 to shareholders of record at the close of business on June 12, 2015. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015	2014
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$9	$103
Denominator:
Weighted-average common shares outstanding for basic earnings per share	168,985,956	169,595,951
Weighted-average effect of dilutive securities:
Employee equity awards	3,691,163	4,070,605
Weighted-average common shares outstanding for diluted earnings per share	172,677,119	173,666,556
Basic and diluted earnings per share:
Basic earnings per share	$0.05	$0.61
Diluted earnings per share	$0.05	$0.59

Stock options to purchase 3,084,323 shares of common stock and 5,917,005 shares of restricted stock and PSUs were outstanding at March 31, 2015. For the three months ended March 31, 2015, we included all of the outstanding stock options and 4,573,314 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of March 31, 2015 and December 31, 2014. The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

	March 31, 2015
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$194	$181	$13	$-
Default fund and margin deposit investments(2)	2,494	692	1,802	-
Total	$2,688	$873	$1,815	$-

	December 31, 2014
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$174	$171	$3	$-
Default fund and margin deposit investments(2)	2,148	664	1,484	-
Total	$2,322	$835	$1,487	$-

(1)

As of March 31, 2015 and December 31, 2014, Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $164 million as of March 31, 2015 and $159 million as of December 31, 2014 are assets utilized to meet regulatory capital requirements, primarily for the clearing operations of Nasdaq Nordic Clearing. As of March 31, 2015 and December 31, 2014, Level 2 financial investments, at fair value were primarily comprised of available-for-sale investment securities in short-term commercial paper.

(2)

Default fund and margin deposit investments include cash contributions invested by Nasdaq Nordic Clearing, in accordance with its investment policy, either in highly rated European, and to a lesser extent, U.S. government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Of the total balance of $2,635 million recorded in the Condensed Consolidated Balance Sheets as of March 31, 2015, $692 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities and $1,802 million of cash contributions have been invested in reverse repurchase agreements. The remainder of this balance is held in cash. Of the total balance of $2,194 million recorded in the Condensed Consolidated Balance Sheets as of December 31, 2014, $664 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities and term deposits and $1,484 million of cash contributions have been invested in reverse repurchase agreements. The remainder of this balance was held in cash.

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

In addition, our investments in OCC, EuroCCP N.V. and TOM are accounted for under the equity method of accounting and our investments in LCH and Borsa Istanbul are carried at cost. See “Equity Method Investments” and “Cost Method Investments” of Note 6, “Investments,” for further discussion.

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $2.5 billion at both March 31, 2015 and  December 31, 2014. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt is categorized as Level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

14. Clearing Operations

Nordic Clearing

Nasdaq Nordic Clearing is authorized and supervised as a European multi-asset clearinghouse by the Swedish Financial Supervisory Authority, or SFSA, and is authorized to conduct clearing operations in Norway by the Norwegian Ministry of Finance. The clearinghouse acts as the central counterparty, or CCP, for exchange and over-the-counter, or OTC, trades in equity derivatives, fixed income derivatives, power derivatives, carbon derivatives, resale and repurchase contracts, freight derivatives, and seafood derivatives.

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

Nasdaq Nordic Clearing maintains four member sponsored default funds: one related to financial markets, one related to commodities markets, one related to the seafood market, and a mutualized fund. Under this structure, Nasdaq Nordic Clearing and its clearing members must contribute to the total regulatory capital related to the clearing operations of Nasdaq Nordic Clearing. This structure applies an initial separation of default fund contributions for the financial, commodities and seafood markets in order to create a buffer for each market’s counterparty risks. Simultaneously, a mutualized default fund provides capital efficiencies to Nasdaq Nordic Clearing members with regard to total regulatory capital required. See “Default Fund Contributions” below for further discussion of Nasdaq Nordic Clearing’s default fund. Power of assessment and a liability waterfall also have been implemented. See “Power of Assessment” and “Liability Waterfall” below for further discussion. These requirements ensure the alignment of risk between Nasdaq Nordic Clearing and its clearing members.

Default Fund Contributions and Margin Deposits

As of March 31, 2015, clearing member default fund contributions and margin deposits were as follows:

	March 31, 2015
	Cash Contributions(1)	Non-Cash Contributions	Total Contributions

	(in millions)
Default fund contributions	$282	$75	$357
Margin deposits	2,353	5,269	7,622
Total	$2,635	$5,344	$7,979

(1)

As of March 31, 2015, in accordance with its investment policy, Nasdaq Nordic Clearing has invested cash contributions of $1,802 million in reverse repurchase agreements and $692 million in highly rated European, and to a lesser extent, U.S. government debt securities. The remainder of this balance is held in cash.

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities or reverse repurchase agreements with highly rated government debt securities as collateral. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Nordic Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Nordic Clearing in the event of a default. In addition to clearing members’ required contributions to the default funds, Nasdaq Nordic Clearing is also required to contribute capital to the default funds and overall regulatory capital as specified under its clearinghouse rules. As of March 31, 2015, Nasdaq Nordic Clearing committed capital totaling $126 million to the member sponsored default funds and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Nordic Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

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

As mentioned above, Nasdaq Nordic Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. Nasdaq Nordic Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of March 31, 2015.

The market value of derivative contracts outstanding prior to netting was as follows:

March 31, 2015
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$1,204
Fixed-income options and futures(2)(3)	1,088
Stock options and futures(2)(3)	178
Index options and futures(2)(3)	222
Total	$2,692

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

(3)	We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

The total number of derivative contracts cleared through Nasdaq Nordic Clearing for the three months ended March 31, 2015 and 2014 was as follows:

	March 31, 2015	March 31, 2014
Commodity and seafood options, futures and forwards(1)	620,417	634,742
Fixed-income options and futures	4,449,856	5,761,558
Stock options and futures	9,981,753	8,809,147
Index options and futures	13,115,693	9,970,534
Total	28,167,719	25,175,981

(1)	The total volume in cleared power related to commodity contracts was 363 Terawatt hours (TWh) for the three months ended March 31, 2015 and 429 TWh for the three months ended March 31, 2014.

The outstanding contract value of resale and repurchase agreements was $3.6 billion as of March 31, 2015 and $3.9 billion as of March 31, 2014. The total number of contracts cleared was 1,582,082 for the three months ended March 31, 2015 and was 1,209,945 for the three months ended March 31, 2014.

Power of Assessment

To further strengthen the contingent financial resources of the clearinghouse, Nasdaq Nordic Clearing has power of assessment that provides the ability to collect additional funds from its clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of the clearinghouse rules. The power of assessment corresponds to 100% of the clearing member’s aggregate contribution to the financial, commodities, and seafood markets’ default funds.

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by Nasdaq Nordic Clearing, which totaled $18 million at March 31, 2015;
•	a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•

specific market default fund for the market where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of both the clearing members and Nasdaq Nordic Clearing on a pro-rata basis;

•	senior capital contributed to each specific market by Nasdaq Nordic Clearing, calculated in accordance with clearinghouse rules, which totaled $35 million at March 31, 2015; and
•	mutualized default fund, which includes capital contributions of both the clearing members and Nasdaq Nordic Clearing on a pro-rata basis.

If additional funds are needed after utilization of the mutualized default fund, then Nasdaq Nordic Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.

15. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. Financial guarantees issued to us totaled $14 million at both March 31, 2015 and December 31, 2014. At March 31, 2015, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $179 million in available liquidity, none of which was utilized. At December 31, 2014, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $236 million ($197 million in available liquidity and $39 million for default protection), of which $7 million was utilized.

Execution Access LLC is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald & Co., or Cantor Fitzgerald. As of March 31, 2015, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $12 million as of March 31, 2015 and $13 million at December 31, 2014. These guarantees are primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain Market Technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

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

In connection with the launch of Nasdaq NLX, we entered into agreements with certain members which may require us to make payments if certain financial goals are achieved. Since the amount of these payments is not currently probable and cannot be quantified as of March 31, 2015, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these payments.

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

Other Transactions

OCC

In March 2015, in connection with being designated systemically important by the Financial Stability Oversight Council, OCC implemented a capital plan under which the options exchanges that are OCC’s stockholders made new capital contributions to OCC, committed to make further capital contributions in the future under certain specified circumstances, and received certain commitments from OCC with respect to future dividend payments and related matters. Certain aspects of the OCC capital plan require approval by the SEC. Under the OCC capital plan, OCC's existing exchange stockholders, including Nasdaq, each contributed a pro-rata share of $150 million in new equity capital. Nasdaq’s capital contribution was $30 million. OCC’s exchange stockholders also committed to provide, as may become necessary from time to time, additional replenishment capital on a pro-rata basis if certain capital thresholds are triggered. For its part, OCC adopted specific policies with respect to fees, customer refunds and stockholder dividends, which envision an annual dividend payment to its stockholders equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (with such customer refunds generally to constitute 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). After the SEC staff approved the OCC capital plan and the stockholders made their capital contributions, the plan’s further effectiveness was suspended under the applicable SEC rules because certain unrelated parties petitioned the full Commission to reconsider the capital plan’s approval. If the SEC staff’s approval is reversed or the suspension of the capital plan’s effectiveness is not lifted in a timely manner, then the transaction may be reversed and the 2015 capital contributions returned to stockholders.

Escrow Agreements

In connection with a prior acquisition, we entered into an escrow agreement to secure the payment of post-closing adjustments and to ensure other closing conditions. At March 31, 2015, this escrow agreement provides for a potential future payment of $9 million and is included in other current liabilities in the Condensed Consolidated Balance Sheets.

Routing Brokerage Activities

One of our broker-dealer subsidiaries, Nasdaq Execution Services, LLC provides a guarantee to securities clearinghouses and exchanges under its standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to a clearinghouse or exchange, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral, as well as meet certain minimum financial standards. Nasdaq Execution Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Condensed Consolidated Balance Sheets for these arrangements.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2012, we are named as a defendant in a consolidated matter captioned In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389 (S.D.N.Y.). Our appeal of the district court’s order granting in part and denying in part our motion to dismiss the consolidated amended complaint is currently pending in the United States Court of Appeals for the Second Circuit, at No. 14-1457. We have reached an agreement in principle, subject to court approval, to settle these claims.

In our Quarterly Report on Form 10-Q for the period ended March 31, 2013, we identified a demand for arbitration from a member organization seeking indemnification for alleged losses associated with the Facebook IPO. On June 18, 2013, the District Court for the Southern District of New York granted a preliminary injunction enjoining the arbitration, and the member organization appealed the order granting the injunction to the Second Circuit Court of Appeals. On October 31, 2014, the Second Circuit Court of Appeals affirmed the preliminary injunction. In April 2015, we reached an agreement to settle the claims asserted by the member organization.

We have established a reserve of $31 million to cover the costs of these settlements. We anticipate that some or all of the amounts paid from the loss reserve will be reimbursed by applicable insurance coverage.

We also are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. We filed a motion to dismiss the amended complaint on November 3, 2014. In response, the plaintiffs filed a second amended complaint on November 24, 2014, which names the same defendants and alleges essentially the same violations. We then filed a motion to dismiss the second amended complaint on January 23, 2015. The plaintiffs filed an opposition to our motion to dismiss on March 24, 2015. Our reply is due on May 8, 2015. On January 12, 2015, the court consolidated this case in a multi-district litigation proceeding under the heading In re Barclays Liquidity Cross and High Frequency Trading Litigation, 14-md-02589 (S.D.N.Y). The consolidated cases bring claims against Barclays PLC and Barclays Capital alleging that certain marketing materials about Barclays LX contained false or misleading statements. Although the Providence matter has been consolidated with the Barclays matter, separate motions to dismiss have been filed for each case. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

In addition, we are named as one of many exchange defendants in Lanier v. BATS Exchange Inc., et al., 14 Civ. 3745 (S.D.N.Y.), Lanier v. BATS Exchange Inc., et al., 14 Civ. 3865 (S.D.N.Y.), and Lanier v. Bats Exchange Inc., 14 Civ. 3866 (S.D.N.Y.), which were filed between May 23, 2014 and May 30, 2014 in the United States District Court for the Southern District of New York. The plaintiff is the same in each of these cases, and the three complaints contain substantially similar allegations. On behalf of a putative class of subscribers for market data provided by national exchanges, the plaintiff alleges that the exchanges provided data more quickly to certain market participants than to others, supposedly in breach of the exchanges’ plans for dissemination of market data and subscriber agreements executed under those plans. The complaint asserts contractual theories under state law based on these alleged breaches. On September 29, 2014, we filed a motion to dismiss the complaints. The court heard oral argument on the motion on January 16, 2015. On April 28, 2015, the district court entered an order dismissing the complaints with prejudice, concluding that they are foreclosed by the Exchange Act and in any event do not state a claim under the contracts.

On February 5, 2015, I. Stephen Rabin filed a putative class action, Rabin v. John Doe Market Makers, NASDAQ OMX PHLX LLC, and NASDAQ OMX Group, Inc., No. 15-551 (E.D. Pa.), in the United States District Court for the Eastern District of Pennsylvania alleging that options traders on the Nasdaq PHLX exchange were damaged when market makers on that exchange manipulated options in advance of dividend payments on underlying stock and exchange traded funds for their personal benefit. Plaintiff further alleges that – with the assent of the Nasdaq defendants – the unidentified market maker defendants (plaintiff states an intention to seek their identities from the Nasdaq defendants in discovery) damaged other writers of call options by executing among themselves prearranged manipulative matched options trades on an underlying security immediately prior to the date for the that security’s dividend payment. The alleged class period is from February 6, 2010 through the present. Based on these allegations, plaintiff asserts claims against all defendants for securities fraud pursuant to Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and for unjust enrichment. We believe the claims to be without merit and intend to litigate them vigorously.

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

16. Business Segments

We manage, operate and provide our products and services in four business segments: Market Services, Listing Services, Information Services and Technology Solutions. See Note 1, “Organization and Nature of Operations,” to the condensed consolidated financial statements for further discussion of our reportable segments.

Our management allocates resources, assesses performance and manages these businesses as four separate segments. We evaluate the performance of our segments based on several factors, of which the primary financial measure is operating income. Results of individual businesses are presented based on our management accounting practices and our management structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance. Since management does not consider intangible asset amortization expense for the purpose of evaluating the performance of the business or its managers or when making decisions to allocate resources, such expenses are shown in corporate items in our management reports. See below for further discussion.

The following table presents certain information regarding these operating segments for the three months ended March 31, 2015 and 2014.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2015
Total revenues	$539	$64	$125	$130	$-	$858
Transaction-based expenses	(351)	-	-	-	-	(351)
Revenues less transaction-based expenses	188	64	125	130	-	507
Operating income (loss)(1)	$101	$28	$92	$14	$(208)	$27
Three Months Ended March 31, 2014
Total revenues	$577	$58	$123	$140	$-	$898
Transaction-based expenses	(369)	-	-	-	-	(369)
Revenues less transaction-based expenses	208	58	123	140	-	529
Operating income (loss)(2)	$105	$22	$92	$13	$(48)	$184

(1)   Corporate items and eliminations for the three months ended March 31, 2015 include:

•	restructuring charges of $150 million. See Note 3, “Restructuring Charges,” for further discussion;
•	special legal expenses of $31 million;
•	amortization expense of acquired intangible assets of $15 million; and
•	reversal of VAT refund receivables no longer deemed collectible of $12 million.

(2)   Corporate items and eliminations for the three months ended March 31, 2014 primarily include:

•	merger and strategic initiatives expense of $28 million primarily related to the acquisition of the TR Corporate businesses and other strategic initiatives; and
•	amortization expense of acquired intangible assets of $18 million.

For further discussion of our segments’ results, see “Part I. Item 2. Management’s Discussion and Analysis of Financial     Condition and Results of Operations—Segment Operating Results.”

17. Subsequent Events

Increase in Quarterly Cash Dividend

In April 2015, the board of directors declared a regular quarterly cash dividend of $0.25 per share on our outstanding common stock, reflecting a 67% increase from our prior quarterly cash dividend of $0.15. See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” for further discussion.

Agreements to Settle Litigation

In April 2015, we reached an agreement in principle, subject to court approval, to settle class-action litigation arising from the Facebook IPO in May 2012. We also reached an agreement to settle claims by a member organization arising from the Facebook IPO. See “Litigation” of Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion.

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

See Note 1, “Organization and Nature of Operations,” to the condensed consolidated financial statements for further discussion of our reportable segments and Note 16, “Business Segments,” to the condensed consolidated financial statements for discussion of how management allocates resources, assesses performance and manages these businesses as four separate segments.

Business Environment

We serve listed companies, market participants and investors by providing derivative, commodities, cash equity, and fixed income markets, thereby facilitating economic growth and corporate entrepreneurship. We provide market technology to exchanges, clearing organizations and central securities depositories around the world. We also offer companies and other organizations access to innovative products and software solutions and services that increase transparency, mitigate risk, improve board efficiency and facilitate better corporate governance. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for capital markets, and changing technology, particularly in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends including:

•	Trading volumes in equity derivative, cash equity, and FICC, which are driven primarily by overall macroeconomic conditions;
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

•	The demand for licensed exchange traded products and other financial products based on our indices as well as changes to the underlying assets associated with existing licensed financial products;
•	The challenges created by the automation of market data consumption, including competition and the quickly evolving nature of the data business;
•	The outlook of our technology customers for capital market activity;
•	Continuing pressure in transaction fee pricing due to intense competition in the U.S. and Europe;
•	Competition for listings and trading related to pricing, product features and service offerings;
•	Regulatory changes relating to market structure or affecting certain types of instruments, transactions, pricing structures or capital market participants; and
•	Technological advances and members’ demand for speed, efficiency, and reliability.

Currently our business drivers are defined by investors’ and companies’ cautiously optimistic outlook about the pace of global economic recovery. Several major European indices joined most major U.S. market indices in reaching record levels in early 2015. As the global economy adjusts to further monetary stimulus in Europe and Asia, we continue to experience modest annual growth in many of our non-transactional businesses. Since a number of significant structural and political issues continue to confront the global economy, instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a return of market uncertainty. Furthermore, many of the largest customers of our transactional businesses continue to adapt their business models as they address the implementation of regulatory changes initiated following the global financial crisis. Market volatility remained low in the first quarter of 2015 and the U.S. cash equity trading businesses experienced a slight decrease in volume while the European cash equity trading business experienced an increase in volume. A similar pattern characterized our equity derivative trading and clearing business which experienced a decrease in industry trading volumes in the U.S. while overall industry trading volumes in Europe increased. Positive momentum in the IPO market carried over from 2014, although at a slower pace quarter-over-quarter. Additional impacts on our business drivers included the international enactment and implementation of new legislative and regulatory initiatives, the adapting business models of our largest transactional business customers as they address regulatory changes, the evolution of market participants’ trading behavior, and the continued rapid progression and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the first quarter of 2015 may be characterized as follows:

•

A slower pace of new equity issuance in the U.S. with 27 IPOs on The NASDAQ Stock Market in the first quarter of 2015, down from 47 in the first quarter of 2014. IPO activity improved in the Nordics with 17 IPOs in the first quarter of 2015 compared to 5 IPOs in first quarter of 2014 on the Nasdaq Nordic and Nasdaq Baltic exchanges;

•

Average daily matched equity options volume for our three U.S. options exchanges decreased 6.2% in the first quarter of 2015 compared to the same period in 2014. Overall average daily U.S. options volume decreased 8.1% while our combined matched market share for our three U.S. options exchanges increased by 0.5 percentage point;

•

Matched share volume for all of our U.S. cash equity markets decreased by 4.7%, while average daily U.S. share volume decreased slightly relative to the same period in 2014. Volatility, often a driver of volume levels, remained low in the first quarter of 2015. The decrease in matched share volume was primarily due to a decrease in matched market share from 20.6% in the first quarter of 2014 (NASDAQ 17.2%; Nasdaq BX 2.9%; Nasdaq PSX 0.5%) to 19.7% in the first quarter of 2015 (NASDAQ 16.9%; Nasdaq BX 1.8%; Nasdaq PSX 1.0%);

•

Continuous cost focus in the industry has further increased the growth of our Nasdaq Basic product. The number of Nasdaq Basic subscribers increased 35.8% in the first quarter of 2015 compared to the same period in 2014;

•	A 14.7% increase relative to the first quarter of 2014 in the average daily number of cash equity trades on our Nordic and Baltic exchanges;
•	An 18.3% increase relative to the first quarter of 2014 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges;
•

A 15.2% decline in average daily volume of on-the-run U.S. Treasury bonds, an 8.9% decline in average daily Nordic and Baltic fixed income derivative contracts, and a 15.4% decline in total cleared power contracts for the quarter.

•	A 4.5% increase in the average daily number of options and futures contracts traded on our Nordic and Baltic exchanges relative to the first quarter of 2014;
•

Intense competition among U.S. exchanges and dealer-owned systems for cash equity trading volume and strong competition between multilateral trading facilities and exchanges in Europe for cash equity trading volume;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets; and
•

Market trends requiring continued investment in technology to meet customers’ and regulators’ demands as markets adapt to a global financial industry, as increasing numbers of new companies are created, and as emerging countries show ongoing interest in developing their financial markets.

Financial Summary

The following table summarizes our financial performance for the three months ended March  31, 2015 when compared with the same period in 2014.

	Three Months Ended March 31,		Percentage
	2015	2014	Change

	(in millions)
Revenues less transaction-based expenses	$507	$529	(4.2)%
Operating expenses	480	345	39.1%
Operating income	27	184	(85.3)%
Interest expense	(28)	(30)	(6.7)%
Income before income taxes	14	156	(91.0)%
Income tax provision	5	53	(90.6)%
Net income attributable to Nasdaq	$9	$103	(91.3)%
Diluted earnings per share	$0.05	$0.59	(91.5)%

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

The following summarizes significant changes in our financial performance for the three months ended March  31, 2015 when compared with the same period in 2014:

•

Revenues less transaction-based expenses decreased  $22 million, or 4.2%, to $507 million in the first quarter of 2015, compared with $529 million in the same period in 2014, reflecting an unfavorable impact from foreign exchange of $29 million, partially offset by an operational increase in revenues of $7 million. The increase in operational revenues was primarily due to an:

•	increase in Listing Services revenues of $10 million;
•	increase in Cash Equity Trading revenues less transaction-based expenses of $7 million, from both U.S. and European cash equity trading;
•	increase in Data Products revenues of $4 million, primarily from U.S. data products;
•	increase in Index Licensing and Services revenues of $2 million, and
•	increase in Market Technology revenues of $2 million, partially offset by a;
•	decrease in FICC revenues less transaction-based expenses of $8 million;
•

decrease in Equity Derivative Trading and Clearing revenues less transaction-based expenses of $7 million, primarily from U.S. equity derivative trading and clearing less transaction-based expenses; and

•	decrease in Corporate Solutions revenues of $4 million.
•

Operating expenses increased  $135 million, or 39.1%, to $480 million in the first quarter of 2015, compared with $345 million in the same period of 2014, reflecting an operational increase of $154 million, partially offset by a favorable impact from foreign exchange of $19 million. The increase in operational expenses was primarily due to restructuring charges of $150 million, an increase in general, administrative and other expense primarily reflecting a loss reserve of $31 million relating to certain legal proceedings, and an increase in computer operations and data communications expense reflecting a charge for the reversal of previously recorded VAT receivables no longer deemed collectible of $12 million. These increases were partially offset by a decrease in merger and strategic initiatives expense.

•

Income tax provision was $5 million in the first quarter of 2015 compared with $53 million in the same period of 2014, a decrease of $48 million. The decrease was primarily due to a decline in income before income taxes.

These current and prior year items are discussed in more detail below.

Nasdaq’s Operating Results

Key Drivers

The following table includes key drivers for each of our segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended March 31,
	2015	2014
Market Services
Equity Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	14.8	16.1
Nasdaq PHLX matched market share	17.6%	16.0%
The NASDAQ Options Market matched market share	9.5%	10.3%
Nasdaq BX Options Market matched market share	0.7%	1.0%
Total matched market share executed on Nasdaq's exchanges	27.8%	27.3%

Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume options and futures contracts(1)	402,421	385,032

Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	6.92	6.94
Matched share volume (in billions)	83.1	87.2
Matched market share executed on NASDAQ	16.9%	17.2%
Matched market share executed on Nasdaq BX	1.8%	2.9%
Matched market share executed on Nasdaq PSX	1.0%	0.5%
Total matched market share executed on Nasdaq's exchanges	19.7%	20.6%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	31.4%	32.3%
Total market share(2)	51.1%	52.9%

Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades	439,938	383,448
Total average daily value of shares traded (in billions)	$5.5	$5.9
Total market share executed on Nasdaq's exchanges	68.8%	69.2%

Fixed Income, Currency and Commodities Trading and Clearing
Total U.S. fixed income
U.S. fixed income notional trading volume (in billions)	$8,365	$9,946

Nasdaq Nordic and Nasdaq Baltic fixed income
Total average daily volume fixed income contracts	107,031	117,527

Nasdaq Commodities
Power contracts cleared (TWh)(3)	363	429

Listing Services
Initial public offerings
NASDAQ	27	47
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	17	5

New listings
NASDAQ(4)	43	77
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(5)	18	9
Number of listed companies
NASDAQ(6)	2,779	2,667
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(7)	804	755

Information Services
Indexes Nasdaq calculates and distributes (in thousands)	42	39
Assets under management (in billions)(8)	$105	$94
Technology Solutions
Market Technology
Order intake (in millions)(9)	$40	$66
Total order value (in millions)(10)	$728	$675

(1)	Includes Finnish option contracts traded on EUREX Group.
(2)	Includes transactions executed on NASDAQ’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/NASDAQ Trade Report Facility.
(3)	Transactions executed on Nasdaq Commodities or OTC and reported for clearing to Nasdaq Commodities measured by TWh.
(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(5)	New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.
(6)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(7)	Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North at period end.
(8)	Represents assets under management in exchange traded products.
(9)	Total contract value of orders signed during the period.
(10)

Represents total contract value of signed orders that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 7, “Deferred Revenue,” to the condensed consolidated financial statements, represents consideration received that is yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total first quarter 2015 revenues less transaction-based expenses of $507 million, 37.1% was from our Market Services segment, 12.6% was from our Listing Services segment, 24.7% was from our Information Services segment and 25.6% was from our Technology Solutions segment. Of our total first quarter 2014 revenues less transaction-based expenses of $529 million, 39.3% was from our Market Services segment, 11.0% was from our Listing Services segment, 23.2% was from our Information Services segment and 26.5% was from our Technology Solutions segment.

The following table shows our revenues by segment, cost of revenues for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended March 31,		Percentage
	2015	2014	Change

	(in millions)
Market Services	$539	$577	(6.6)%
Transaction-based expenses	(351)	(369)	(4.9)%
Market Services revenues less transaction-based expenses	188	208	(9.6)%
Listing Services	64	58	10.3%
Information Services	125	123	1.6%
Technology Solutions	130	140	(7.1)%
Total revenues less transaction-based expenses	$507	$529	(4.2)%

MARKET SERVICES

The following table shows total revenues less transaction-based expenses from our Market Services segment:

	Three Months Ended March 31,		Percentage
	2015	2014	Change
	(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$116	$138	(15.9)%
Transaction-based expenses:
Transaction rebates	(64)	(75)	(14.7)%
Brokerage, clearance and exchange fees(1)	(6)	(7)	(14.3)%
Equity derivative trading and clearing revenues less transaction-based expenses	46	56	(17.9)%

Cash Equity Trading Revenues(2)	339	343	(1.2)%
Transaction-based expenses:
Transaction rebates	(197)	(210)	(6.2)%
Brokerage, clearance and exchange fees(2)	(83)	(76)	9.2%
Cash equity trading revenues less transaction-based expenses	59	57	3.5%

Fixed Income, Currency and Commodities Trading and Clearing Revenues	25	36	(30.6)%
Transaction-based expenses:
Brokerage, clearance and exchange fees	(1)	(1)	-
Fixed income, currency and commodities trading and clearing revenues less transaction-based expenses	24	35	(31.4)%
Access and Broker Services Revenues	59	60	(1.7)%
Total Market Services revenues less transaction-based expenses	$188	$208	(9.6)%

(1)

Includes Section 31 fees of $6 million in both the first quarter of 2015 and 2014. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

(2)

Includes Section 31 fees of $77 million in the first quarter of 2015 and $69 million in the first quarter of 2014. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

Market Services revenues less transaction-based expenses decreased in the first quarter of 2015 compared with the same period in 2014 primarily due to a decrease in both equity derivative trading and clearing revenues less transaction-based expenses and FICC revenues less transaction-based expenses, partially offset by an increase in cash equity trading revenues less transaction-based expenses. Market Services revenues included an unfavorable impact from foreign exchange of $14 million in the first quarter of 2015.

Equity Derivative Trading and Clearing Revenues

Equity derivative trading and clearing revenues decreased in the first quarter of 2015 compared with the same period in 2014 primarily due to a decrease in gross capture, a decline in U.S. industry trading volumes and an unfavorable impact from foreign exchange of $3 million, partially offset by an increase in industry trading volumes in European products and a slight increase in overall market share at our three U.S. options exchanges.

Equity derivative trading and clearing revenues less transaction-based expenses decreased in the first quarter of 2015 compared with the same period in 2014 primarily due to declines in U.S. average net capture, a decline in U.S. industry trading volumes and an unfavorable impact from foreign exchange of $3 million, partially offset by an increase in industry trading volumes in European products and a slight increase in overall market share at our three U.S. options exchanges.

Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses.  In the U.S. we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees.  Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded in cost of revenues, there is no impact on our revenues less transaction-based expenses. Section 31 fees were $6 million in both the first quarter of 2015 and 2014.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, decreased in the first quarter of 2015 compared with the same period in 2014 primarily due to a decrease in overall rebate capture rates and a decrease in U.S. industry trading volumes, partially offset by a slight increase in overall market share at our three U.S. options exchanges.

Brokerage, clearance and exchange fees decreased in the first quarter of 2015 compared with the same period in 2014 primarily due to a decrease in routing costs as a result of lower volume routed.

Cash Equity Trading Revenues

Cash equity trading revenues decreased in the first quarter of 2015 compared with the same period in 2014  primarily due to a  decline in U.S. revenue capture, a decrease in our overall U.S. matched market share and an unfavorable impact from foreign exchange of $6 million, partially offset by higher European industry trading volumes and an increase in Section 31 pass-through fees.

Cash equity trading revenues less transaction-based expenses increased in the first quarter of 2015 compared with the same period in 2014 primarily due to higher U.S. average net capture and higher European industry trading volumes, partially offset by an unfavorable impact from foreign exchange of $6 million.

Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees were $77 million in the first quarter of 2015 and $69 million in the first quarter of 2014. The increase in the first quarter of 2015 was primarily due to higher dollar value traded on Nasdaq’s trading systems and higher pass-through fee rates.

For NASDAQ and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that removes the liquidity. These transaction rebates decreased in the first quarter of 2015 compared with the same period in 2014 primarily due to a decline in rebate capture and a  decrease in our overall U.S. matched market share.

Brokerage, clearance and exchange fees increased in the first quarter of 2015 compared with the same period in 2014 primarily due to an increase in Section 31 pass-through fees.

FICC Revenues

FICC revenues less transaction-based expenses decreased in the first quarter of 2015 compared with the same period in 2014 primarily due to a decrease related to a scheduled contract termination of an eSpeed technology licensing customer, lower volumes for most of our FICC products and an unfavorable impact from foreign exchange of $3 million.

Access and Broker Services Revenues

Access and Broker Services revenues decreased slightly in the first quarter of 2015 compared with the same period in 2014 primarily due to an unfavorable impact from foreign exchange of $2 million, partially offset by an increase in customer demand for network connectivity.

LISTING SERVICES

The following table shows revenues from our Listing Services segment:

	Three Months Ended March 31,		Percentage
	2015	2014	Change

	(in millions)
Listing Services revenues	$64	$58	10.3%

Listing Services revenues increased in the first quarter of 2015 compared with the same period in 2014 primarily due to an increase in U.S. listing services revenues, partially offset by a decrease in European listing services revenues. The increase in U.S. listing services revenues was primarily due to an increase in annual listing fees as a result of pricing actions and an increase in the number of listed companies. The number of NASDAQ listed companies was 2,779 as of March 31, 2015 compared with  2,667 as of March 31, 2014. The decrease in European listing services revenues in the first quarter of 2015 was driven by an unfavorable impact from foreign exchange of $4 million, partially offset by an operational increase reflecting an increase in the number of listed companies and higher annual fees.

INFORMATION SERVICES

The following table shows revenues from our Information Services segment:

	Three Months Ended March 31,		Percentage
	2015	2014	Change

	(in millions)
Information Services Revenues:
Data Products revenues	$100	$100	-
Index Licensing and Services revenues	25	23	8.7%
Total Information Services revenues	$125	$123	1.6%

Information Services

Information Services revenues increased in the first quarter of 2015 compared with the same period in 2014 due to an increase in Index Licensing and Services revenues.

Data Products Revenues

Data products revenues were flat in the first quarter of 2015 compared with the same period in 2014. Higher customer demand for U.S. proprietary data products and the inclusion of revenues associated with the acquisition of DWA in January 2015 were offset by an unfavorable impact from foreign exchange of $4 million.

Index Licensing and Services Revenues

Index Licensing and Services revenues increased in the first quarter of 2015 compared with the same period in 2014 primarily due to the inclusion of revenues associated with the acquisition of DWA in January 2015.

TECHNOLOGY SOLUTIONS

The following table shows revenues from our Technology Solutions segment:

	Three Months Ended March 31,		Percentage
	2015	2014	Change

	(in millions)
Technology Solutions Revenues:
Corporate Solutions revenues	$75	$82	(8.5)%
Market Technology revenues	55	58	(5.2)%
Total Technology Solutions revenues	$130	$140	(7.1)%

Technology Solutions

Technology Solutions revenues decreased in the first quarter of 2015 compared with the same period in 2014 primarily due to decreases in both Corporate Solutions and Market Technology revenues. Technology Solutions revenues included an unfavorable impact from foreign exchange of $7 million in the first quarter of 2015.

Corporate Solutions Revenues

Corporate Solutions revenues decreased in the first quarter of 2015 compared with the same period in 2014 primarily due to a  decline in the demand for our investor relations products and an unfavorable impact from foreign exchange of $2 million, partially offset by an increase in the number of clients utilizing Directors Desk.

Market Technology Revenues

Market Technology revenues decreased in the first quarter of 2015 compared with the same period in 2014 primarily due to an unfavorable impact from foreign exchange of $5 million and lower software license and support revenues resulting from lower delivery project revenues. Partially offsetting these decreases were operational increases in software as a service revenues and advisory services revenues.

Total Order Value

As of March  31, 2015, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $728 million. Market Technology deferred revenue, included in total Technology Solutions deferred revenue of $200 million, represents consideration received that is yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value

(in millions)
Fiscal year ended:
2015(1)	$164
2016	191
2017	122
2018	91
2019	59
2020 and thereafter	101
Total	$728

(1)   Represents revenues that are anticipated to be recognized over the remaining nine months of 2015.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended March 31,		Percentage
	2015	2014	Change

	(in millions)
Compensation and benefits	$147	$158	(7.0)%
Marketing and advertising	7	8	(12.5)%
Depreciation and amortization	34	35	(2.9)%
Professional and contract services	33	39	(15.4)%
Computer operations and data communications	35	22	59.1%
Occupancy	21	25	(16.0)%
Regulatory	7	7	-
Merger and strategic initiatives	-	28	#
General, administrative and other	46	23	#
Restructuring charges	150	-	#
Total operating expenses	$480	$345	39.1%

#Denotes a variance equal to 100.0%.

Total operating expenses increased $135 million in the first quarter of 2015 compared with the same period in 2014. The increase reflects an operational increase of $154 million, partially offset by a favorable impact from foreign exchange of $19 million. The operational increase was primarily due to restructuring charges, higher computer operations and data communications expense and higher general, administrative and other expense, partially offset by a decrease in merger and strategic initiatives expense.

Compensation and benefits expense decreased in the first quarter of 2015 compared with the same period in 2014 primarily due to a favorable impact from foreign exchange of $11 million. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased slightly to 3,730 employees at March  31, 2015 from 3,688 employees at March  31, 2014.

Professional and contract services expense decreased in the first quarter of 2015 compared with the same period in 2014 primarily due to lower consulting costs and a favorable impact from foreign exchange of $2 million.

Computer operations and data communications expense increased in the first quarter of 2015 compared with the same period in 2014 primarily due to an increase in VAT, reflecting a charge for the reversal of previously recorded VAT receivables no longer deemed collectible of $12 million, partially offset by a favorable impact from foreign exchange of $2 million. See “Other Tax Matter,” of Note 2, “Basis of Presentation and Principles of Consolidation,” to the condensed consolidated financial statements for further discussion of the VAT receivables.

Occupancy expense decreased in the first quarter of 2015 compared with the same period in 2014 reflecting lower facility and rent costs, primarily resulting from services no longer needed under the transition services agreement that was entered into in connection with our acquisition of the TR Corporate businesses, and a favorable impact from foreign exchange of $1 million.

Merger and strategic initiatives expense was $28 million in the first quarter of 2014 and primarily related to our acquisition of the TR Corporate businesses and other strategic initiatives.

General, administrative and other expense increased in the first quarter of 2015 compared with the same period in 2014 primarily reflecting a loss reserve of $31 million for litigation arising from the Facebook IPO in May 2012. The reserve is intended to cover the estimated amount of a settlement of class-action litigation initiated on behalf of investors in Facebook common stock on the date of its IPO. The reserve would also cover the anticipated cost of re-opening Nasdaq’s voluntary accommodation program to allow any Nasdaq member that did not file for compensation in 2013 to submit a claim during the second quarter of 2015, subject to the conditions and limitations that were applicable to claims filed in 2013. Nasdaq expects that the reopening of the accommodation program will fully resolve claims by UBS Securities against Nasdaq. Nasdaq further anticipates that some or all of the amounts paid from the loss reserve will be reimbursed by applicable insurance coverage. Partially offsetting this increase was lower bad debt expense and other costs.

Restructuring charges were $150 million in the first quarter of 2015. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges recorded during the first quarter of 2015.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Three Months Ended March 31,		Percentage
	2015	2014	Change
	(in millions)
Interest income	$1	$2	(50.0)%
Interest expense	(28)	(30)	(6.7)%
Net interest expense	(27)	(28)	(3.6)%
Net income from unconsolidated investees	14	-	#
Total non-operating expenses	$(13)	$(28)	(53.6)%

#Denotes a variance equal to 100.0%.

Total non-operating expenses decreased in the first quarter of 2015 compared with the same period in 2014 primarily due to an increase in net income from unconsolidated investees and a decrease in interest expense.

Interest Expense

Interest expense for the first quarter of 2015 was $28 million, and was comprised of $27 million of interest expense and $1 million of non-cash debt issuance amortization expense. Interest expense for the first quarter of 2014 was $30 million, and was comprised of $28 million of interest expense, $1 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Net Income from Unconsolidated Investees

Net income from unconsolidated investees increased in the first quarter of 2015 compared with the same period in 2014 primarily due to income recognized from our equity method investment in OCC. We were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when OCC financial statements were made available to us. As a result, we recorded other income of $13 million in the first quarter of 2015 relating to our share of OCC’s income for the year ended December 31, 2014.

See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our investment in OCC.

Income Tax Matters

Nasdaq’s income tax provision was $5 million in the first quarter of 2015 compared with $53 million in the first quarter of 2014. The overall effective tax rate was 36% in the first quarter of 2015 and 34% in the first quarter of 2014. For further discussion of our income tax matters, see “Income Tax Matters,” of Note 2, “Basis of Presentation and Principles of Consolidation.”

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

We believe our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparison of results as the items described below do not reflect operating performance. These measures are not in accordance with, or an alternative to, U.S. GAAP, and may be different from non-GAAP measures used by other companies. Investors should not rely on any single financial measure when evaluating our business. We recommend investors review the U.S. GAAP financial measures included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the notes thereto. When viewed in conjunction with our U.S. GAAP results and the accompanying reconciliation, we believe these non-GAAP measures provide greater transparency and a more complete understanding of factors affecting our business than U.S. GAAP measures alone. Our management uses these measures to evaluate operating performance, and management decisions during the reporting period are made by excluding certain items that we believe have less significance on, or do not impact, the day-to-day performance of our business. In addition, since management does not consider intangible asset amortization expense for the purpose of evaluating the performance of the business or its managers or when making decisions to allocate resources, such expenses have been shown as a non-GAAP adjustment.

We understand that analysts and investors regularly rely on non-GAAP financial measures, such as non-GAAP net income and non-GAAP diluted earnings per share, to assess operating performance. We use non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share because they more clearly highlight trends in our business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our operating performance. Non-GAAP net income attributable to Nasdaq for the periods presented below is calculated by adjusting net income attributable to Nasdaq for charges or gains related to acquisition and divestiture transactions, integration activities related to acquisitions, amortization expense of acquired intangible assets, other significant infrequent charges or gains and their related income tax effects that are not related to our core business. We do not believe these items are representative of our future operating performance since these charges were not consistent with our normal operating performance. Non-GAAP adjustments for the quarter ended March 31, 2015 primarily related to the following:

(i) other income from OCC equity investment of $13 million - for further discussion, see “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements, (ii) restructuring charges of $150 million - for further discussion, see Note 3, “Restructuring Charges,” to the condensed consolidated financial statements, (iii) special legal expenses of $31 million,  (iv)  amortization expense of acquired intangible assets of $15 million, (v) reversal of previously recorded VAT receivables no longer deemed collectible of $12 million, and (vi) adjustment to the income tax provision of $66 million to reflect these non-GAAP adjustments.

Non-GAAP adjustments for the quarter ended March 31, 2014 primarily related to the following:

(i) special legal expenses of $1 million, (ii) amortization expense of acquired intangible assets of $18 million, (iii) merger and strategic initiatives costs of $28 million primarily related to our acquisition of the TR Corporate Solutions businesses and other strategic initiatives, and (iv) adjustment to the income tax provision of $15 million to reflect these non-GAAP adjustments.

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$9	$0.05	$103	$0.59
Non-GAAP adjustments:
Income from OCC equity investment	(13)	(0.08)	-	-
Restructuring charges	150	0.87	-	-
Special legal expenses	31	0.18	1	0.01
Amortization of acquired intangible assets	15	0.09	18	0.10
Reversal of value added tax refund	12	0.07	-	-
Merger and strategic initiatives	-	-	28	0.16
Other	-	-	1	0.01
Adjustment to the income tax provision to reflect non-GAAP adjustments	(66)	(0.38)	(15)	(0.09)
Total non-GAAP adjustments, net of tax	129	0.75	33	0.19
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$138	$0.80	$136	$0.78
Weighted-average common shares outstanding for diluted earnings per share		172,677,119		173,666,556

 In addition to disclosing non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share, we also have provided non-GAAP operating income which is used in the disclosure of foreign currency exchange rate risk. See “Foreign Currency Exchange Rate Risk,” of Item 3. “Quantitative and Qualitative Disclosures About Market Risk,” for further discussion.

Liquidity and Capital Resources

Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock and debt. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations. Currently, our cost and availability of funding remain healthy.

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

In November 2014, we entered into the 2014 Credit Facility as part of a refinancing of Nasdaq’s former credit agreement, which was terminated. The 2014 Credit Facility consists of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). As of March 31, 2015, availability under the revolving credit commitment was $552 million. See “2014 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

In the near term, we expect that our operations and availability under our revolving credit commitment will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends.

Various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $248 million at March 31, 2015, compared with $420 million at December 31, 2014, a decrease of $172 million. Current asset balance changes increased working capital by $288 million, with increases in default funds and margin deposits and financial investments, at fair value, partially offset by decreases in cash and cash equivalents, receivables, net, restricted cash and other items. Current liability balance changes decreased working capital by $460 million, primarily due to increases in default funds and margin deposits, deferred revenue, accounts payable and accrued expenses and other current liabilities, partially offset by decreases in accrued personnel costs and Section 31 fees payable to the SEC.

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

•increases in interest rates under our credit facility;

•credit rating downgrades, which could limit our access to additional debt;

•a decrease in the market price of our common stock; and

•volatility in the public debt and equity markets.

The following sections discuss the effects of changes in our financial assets, debt obligations, clearing and broker-dealer net capital requirements, and cash flows on our liquidity and capital resources.

Financial Assets

The following table summarizes our financial assets:

	March 31, 2015	December 31, 2014
	(in millions)
Cash and cash equivalents	$328	$427
Restricted cash	19	49
Financial investments, at fair value	194	174
Total financial assets	$541	$650

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly rated liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of March 31, 2015, our cash and cash equivalents of $328 million were primarily invested in bank deposits, money market funds and commercial paper. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of March 31, 2015 decreased $99 million from December 31, 2014 primarily due to net cash used in investing activities, partially offset by net cash provided by operating activities. See “Cash Flow Analysis” below for further discussion.

As of March 31, 2015 and December 31, 2014, current restricted cash included cash held for regulatory purposes and other requirements and is not available for general use. Current restricted cash was $19 million as of March 31, 2015 and $49 million as of December 31, 2014, a decrease of $30 million. The decrease is primarily due to lower restricted cash requirements in our Nordic and Baltic operations. Current restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $102 million as of March  31, 2015 and $83 million as of December 31, 2014. The remaining balance held in the U.S. totaled $226 million as of March  31, 2015 and $344 million as of December 31, 2014.

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

Share Repurchase Program

See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.

Cash Dividends on Common Stock

In March 2015, we paid a quarterly cash dividend of $0.15 per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $194 million as of March  31, 2015 and $174 million as of December 31, 2014 and are primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $164 million as of  March  31, 2015 and $159 million as of December 31, 2014 are assets utilized to meet regulatory capital requirements primarily for clearing operations at Nasdaq Nordic Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading securities.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	March 31, 2015	December 31, 2014

		(in millions)
5.25% senior unsecured notes (net of discount)	January 2018	$368	$368
$750 million revolving credit commitment	November 2019	198	123
5.55% senior unsecured notes (net of discount)	January 2020	599	599
3.875% senior unsecured notes (net of discount)	June 2021	643	725
4.25% senior unsecured notes (net of discount)	June 2024	498	498
Total long-term debt obligations		$2,306	$2,313

In addition to the $750 million revolving credit commitment due November 2019, we also have other credit facilities related to our Nordic clearing operations in order to provide further liquidity and for default protection. At March 31, 2015, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $179 million in available liquidity, none of which was utilized. At December 31, 2014,  these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled  $236 million ($197 million in available liquidity and $39 million for default protection), of which $7 million was utilized.

At March 31, 2015, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Nordic Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At March  31, 2015, our required regulatory capital consisted of $164 million of highly rated European government debt securities that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets.

Broker-Dealer Net Capital Requirements

Our broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access and NPM Securities, LLC are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At March 31, 2015, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $9.0 million, or $8.7 million in excess of the minimum amount required. At March 31, 2015, Execution Access was required to maintain minimum net capital of $0.6 million and had total net capital of $45.4 million, or $44.8 million in excess of the minimum amount required. At March 31, 2015, NPM Securities had total net capital of $0.2 million. The minimum net capital required was immaterial.

Other Capital Requirements

Nasdaq Execution Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with OCC.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Three Months Ended March 31,
	2015	2014	Percentage Change

	(in millions)
Net cash provided by (used in):
Operating activities	$231	$183	26.2%
Investing activities	(326)	(46)	#
Financing activities	4	(153)	#
Effect of exchange rate changes on cash and cash equivalents	(8)	2	#
Net decrease in cash and cash equivalents	(99)	(14)	#
Cash and cash equivalents at the beginning of period	427	398	7.3%
Cash and cash equivalents at the end of period	$328	$384	(14.6)%

#Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the three months ended March  31, 2015:

•	Net income of $9 million, plus:
•

Adjustments to reconcile net income to net cash provided by operating activities of $108 million comprised primarily of $128 million in non-cash restructuring charges, $34 million of depreciation and amortization expense, and $14 million of share-based compensation expense,  partially offset by deferred income taxes of $55 million and net income from unconsolidated investees of $14 million.

•	Increase in deferred revenue of $121 million mainly due to Listing Services’ annual billings.
•	Decrease in accounts receivable, net of $36 million primarily due to the timing of collections and activity.
•	Increase in accounts payable and accrued expenses of $36 million primarily reflecting a loss reserve of $31 million relating to certain legal proceedings.

Partially offset by a:

•	Decrease in accrued personnel costs of $67 million primarily due to the payment of our 2014 incentive compensation in the first quarter of 2015, partially offset by the 2015 accrual.
•	Decrease in Section 31 fees payable to the SEC of $42 million primarily due to timing of payments, which are made twice a year in September and March.

The following items impacted our net cash provided by operating activities for the three months ended March 31, 2014:

•	Net income of $103 million, plus:
•

Adjustments to reconcile net income to net cash provided by operating activities of $58 million comprised primarily of $35 million of depreciation and amortization expense, $18 million of non-cash merger and strategic initiatives expense and $14 million of share-based compensation expense, partially offset by deferred income taxes of $10 million.

•	Increase in deferred revenue of $128 million mainly due to Listing Services’ annual billings.

Partially offset by a:

•	Decrease in accrued personnel costs of $58 million primarily due to the payment of our 2013 incentive compensation in the first quarter of 2014, partially offset by the 2014 accrual.
•	Increase in accounts receivable, net of $42 million primarily due to the timing of collections and activity.
•	Increase in other assets of $17 million primarily due to an increase in deferred costs associated with the timing and delivery of technology projects.
•

Decrease in Section 31 fees payable to the SEC of $8 million primarily due to timing of payments, which are made twice a year in September and March, partially offset by higher dollar value traded on the NASDAQ and Nasdaq BX trading systems and higher Section 31 fee rates in 2014.

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 primarily consisted of our acquisition of DWA in January 2015, our purchases of trading securities, a capital contribution in connection with our equity method investment in OCC and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net cash used in investing activities for the three months ended March 31, 2014 primarily consisted of purchases of trading securities and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the three months ended March  31, 2015 primarily consisted of a partial utilization of our 2014 Credit Facility to partially fund our acquisition of DWA of $100 million, partially offset by $30 million of cash used to repurchase our common stock, $25 million related to cash dividends paid on our common stock and repayment of $25 million on the revolving credit commitment of our 2014 Credit Facility.

Net cash used in financing activities for the three months ended March 31, 2014 primarily consisted of $146 million of cash used in connection with the repayment of debt obligations, partially offset by proceeds of $25 million drawn on our former revolving credit commitment. In addition, cash used in financing activities included $22 million of cash dividends paid on our common stock.

For further discussion of our debt obligations, see Note 8, “Debt Obligations,” to the condensed consolidated financial statements. For further discussion of our share repurchase program, see “Share Repurchase Program” and “Cash Dividends on Common Stock” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements.

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of March  31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in millions)
Debt obligations by contract maturity(1)	$2,933	$75	$206	$746	$1,906
Minimum rental commitments under non-cancelable operating leases, net(2)	352	61	115	75	101
Other obligations(3)	13	10	3	-	-
Total	$3,298	$146	$324	$821	$2,007

(1)

Our debt obligations include both principal and interest obligations. At March  31, 2015, an interest rate of 2.23% was used to compute the amount of the contractual obligations for interest on the 2014 Credit Facility. All other debt obligations were primarily calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at March 31, 2015. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)	Other obligations primarily consist of the following:
•	A potential future escrow agreement payment related to a prior acquisition; and

Future transition service agreement payments associated with the acquisition of the TR Corporate businesses.

Off-Balance Sheet Arrangements

 For discussion of off-balance sheet arrangements see:

•

Note 14, “Clearing Operations,” to the condensed consolidated financial statements for further discussion of our non-cash default fund contributions and margin deposits received for clearing operations; and

•	Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion of:
•	Guarantees issued and credit facilities available;
•	Lease commitments;
•	Other guarantees;
•	Non-cash contingent consideration;
•	Other transactions; and
•	Routing brokerage activities.

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

Interest Rate Risk

We are subject to the risk of fluctuating interest rates in the normal course of business. Our exposure to market risk for changes in interest rates relates primarily to our debt and financial investments which are discussed below.

Investments

As of March 31, 2015, our investment portfolio was primarily comprised of trading securities, mainly highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2015, the fair value of this portfolio would have declined by $4 million.

Debt

As of March 31, 2015, substantially all of our debt obligations are fixed-rate obligations. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of borrowings under our $750 million revolving credit commitment, as the interest rate on this facility has a variable interest rate. As of March 31, 2015, we had $198 million outstanding under this facility. A hypothetical 100 basis points increase in interest rates on this facility would increase interest expense by approximately $2 million based on borrowings as of March 31, 2015.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency transaction risk.

The table below sets forth our primary exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three months ended March  31, 2015. Due to our restructuring charges and other non-GAAP charges discussed below, we have also provided operating income and percentage of operating income on a non-GAAP basis for the three months ended March  31, 2015 as a majority of these charges were recorded in currencies other than the U.S. dollar, primarily the Swedish Krona.

Management uses non-GAAP measures to evaluate operating performance, and management decisions during the reporting period are made by excluding certain items that we believe have less significance on, or do not impact, the day-to-day performance of our business. Since the charges discussed below had a material impact on our non-U.S. operating results for the three months ended March 31, 2015, we believe that non-GAAP operating income results better reflect our on-going exposure to foreign currency exchange rate risk. For further discussion of our non-GAAP financial measures, see “Non-GAAP Financial Measures,” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-GAAP adjustments for the quarter ended March 31, 2015 related to the following:

•	restructuring charges of $150 million - for further discussion, see Note 3, “Restructuring Charges,” to the condensed consolidated financial statements;
•	a loss reserve of $31 million relating to certain legal proceedings;
•

amortization expense of acquired intangible assets of $15 million. Since management does not consider intangible asset amortization expense for the purpose of evaluating the performance of the business or its managers or when making decisions to allocate resources, such expenses have been shown as a non-GAAP adjustment; and

•

reversal of previously recorded VAT receivables no longer deemed collectible of $12 million. See “Other Tax Matter,” of Note 2, “Basis of Presentation and Principles of Consolidation,” to the condensed consolidated financial statements for further discussion of the VAT receivables.

  Our primary exposure to foreign currency denominated revenues less transaction-based expenses, operating income, and non-GAAP operating income for the three months ended March  31, 2015 is presented in the following table:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total

	(in millions, except currency rate)
Three months ended March 31, 2015
Average foreign currency rate to the U.S. dollar	1.1257	0.1200	#	N/A	N/A
Percentage of revenues less transaction-based expenses	10.7%	8.8%	4.3%	76.2%	100.0%
Percentage of operating income	137.1%	(514.8)%	(55.6)%	533.3%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(5)	$(4)	$(2)	$-	$(11)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(14)	$(1)	$-	$(19)

Reconciliation between U.S. GAAP operating income and non-GAAP operating income:
Operating income (loss)	$37	$(139)	$(15)	$144	$27
Non-GAAP adjustments:
Restructuring charges	1	129	3	17	150
Special legal expenses	-	-	-	31	31
Amortization of acquired intangible assets	-	3	1	11	15
Reversal of value added tax refund	-	12	-	-	12
Non-GAAP operating income (loss)	$38	$5	$(11)	$203	$235
Percentage of non-GAAP operating income	16.2%	2.1%	(4.7)%	86.4%	100.0%
Impact of a 10% adverse currency fluctuation on non-GAAP operating income	$(4)	$(1)	$(1)	$-	$(6)

#Represents multiple foreign currency rates.

N/ANot applicable.

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

Our primary exposure to net assets in foreign currencies as of March  31, 2015 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation

	(in millions)
Swedish Krona(1)	$3,217	$(322)
Norwegian Krone	197	(20)
Euro	136	(14)
British Pound	148	(15)
Australian Dollar	81	(8)

(1)Includes goodwill of $2,533 million and intangible assets, net of $639 million.

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

Execution Access is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of March 31, 2015, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

We are exposed to credit risk through our clearing operations with Nasdaq Nordic Clearing. See “Default Fund Contributions,” and “Margin Deposits,” of Note 14, “Clearing Operations,” to the condensed consolidated financial statements for further discussion.

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

(b) Internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

As previously disclosed, we became a party to several legal and regulatory proceedings in 2012, 2013, and 2014 relating to the Facebook IPO that occurred on May 18, 2012.

As described in our Annual Report on Form 10-K for the year ended December 31, 2012, we are named as a defendant in a consolidated matter captioned In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389 (S.D.N.Y.). Our appeal of the district court’s order granting in part and denying in part our motion to dismiss the consolidated amended complaint is currently pending in the United States Court of Appeals for the Second Circuit, at No. 14-1457. In April 2015, we reached an agreement in principle, subject to court approval, to settle these claims.

In our Quarterly Report on Form 10-Q for the period ended March 31, 2013, we identified a demand for arbitration from a member organization seeking indemnification for alleged losses associated with the Facebook IPO. On June 18, 2013, the District Court for the Southern District of New York granted a preliminary injunction enjoining the arbitration, and the member organization appealed the order granting the injunction to the Second Circuit Court of Appeals. On October 31, 2014, the Second Circuit Court of Appeals affirmed the preliminary injunction. We have also reached an agreement to settle the claims asserted by the member organization.

We have established a reserve of $31 million to cover the costs of these settlements. We anticipate that some or all of the amounts paid from the loss reserve will be reimbursed by applicable insurance coverage.

We also are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Exchange Act and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. We filed a motion to dismiss the amended complaint on November 3, 2014. In response, the plaintiffs filed a second amended complaint on November 24, 2014, which names the same defendants and alleges essentially the same violations. We then filed a motion to dismiss the second amended complaint on January 23, 2015. The plaintiffs filed an opposition to our motion to dismiss on March 24, 2015. Our reply is due on May 8, 2015. On January 12, 2015, the court consolidated this case in a multi-district litigation proceeding under the heading In re Barclays Liquidity Cross and High Frequency Trading Litigation, 14-md-02589 (S.D.N.Y). The consolidated cases bring claims against Barclays PLC and Barclays Capital alleging that certain marketing materials about Barclays LX contained false or misleading statements. Although the Providence matter has been consolidated with the Barclays matter, separate motions to dismiss have been filed for each case. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

In addition, we are named as one of many exchange defendants in Lanier v. BATS Exchange Inc., et al., 14 Civ. 3745 (S.D.N.Y.), Lanier v. BATS Exchange Inc., et al., 14 Civ. 3865 (S.D.N.Y.), and Lanier v. Bats Exchange Inc., 14 Civ. 3866 (S.D.N.Y.), which were filed between May 23, 2014 and May 30, 2014 in the United States District Court for the Southern District of New York. The plaintiff is the same in each of these cases, and the three complaints contain substantially similar allegations. On behalf of a putative class of subscribers for market data provided by national exchanges, the plaintiff alleges that the exchanges provided data more quickly to certain market participants than to others, supposedly in breach of the exchanges’ plans for dissemination of market data and subscriber agreements executed under those plans. The complaint asserts contractual theories under state law based on these alleged breaches. On September 29, 2014, we filed a motion to dismiss the complaints. The court heard oral argument on the motion on January 16, 2015. On April 28, 2015, the district court entered an order dismissing the complaints with prejudice, concluding that they are foreclosed by the Exchange Act and in any event do not state a claim under the contracts.

On February 5, 2015, I. Stephen Rabin filed a putative class action, Rabin v. John Doe Market Makers, NASDAQ OMX PHLX LLC, and NASDAQ OMX Group, Inc., No. 15-551 (E.D. Pa.), in the United States District Court for the Eastern District of Pennsylvania alleging that options traders on the Nasdaq PHLX exchange were damaged when market makers on that exchange manipulated options in advance of dividend payments on underlying stock and exchange traded funds for their personal benefit. Plaintiff further alleges that – with the assent of the Nasdaq defendants – the unidentified market maker defendants (plaintiff states an intention to seek their identities from the Nasdaq defendants in discovery) damaged other writers of call options by executing among themselves prearranged manipulative matched options trades on an underlying security immediately prior to the date for the that security’s dividend payment. The alleged class period is from February 6, 2010 through the present. Based on these allegations, plaintiff asserts claims against all defendants for securities fraud pursuant to Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder, and for unjust enrichment. We believe the claims to be without merit and intend to litigate them vigorously.

Except as disclosed above and in prior reports filed under the Exchange Act, we are not currently a party to any litigation or proceeding that we believe could have a material adverse effect on our business, consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on February 17, 2015. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.

Employee Transactions

In addition to our share repurchase program, during the fiscal quarter ended March 31, 2015, we also purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended March 31, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2015
Share repurchase program	-	$-	-	$537
Employee transactions	947	$48.70	N/A	N/A

February 2015
Share repurchase program	187,994	$49.70	187,994	$528
Employee transactions	462,512	$49.97	N/A	N/A

March 2015
Share repurchase program	411,957	$50.26	411,957	$507
Employee transactions	6,058	$50.58	N/A	N/A

Total Fiscal Quarter Ended March 31, 2015
Share repurchase program	599,951	$50.08	599,951	$507
Employee transactions	469,517	$49.98	N/A	N/A

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

As a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services across six continents, we own and operate stock exchanges and other businesses in many jurisdictions throughout the world. To our knowledge, none of our activities during 2015 is required to be disclosed pursuant to ITRSHRA, with the following possible exceptions. As set forth in our prior filings, a non-U.S. subsidiary of Nasdaq, NASDAQ OMX Armenia OJSC, operated the Armenian Stock Exchange and the Central Depository of Armenia, which are regulated by the Central Bank of Armenia under Armenian law. In accordance with the requirements of Armenian law, Mellat Bank SB CJSC, an Armenian entity that is designated under Executive Order 13382, is a market participant on the Armenian Stock Exchange and, as a result, pays participation and transaction fees to the Armenian Stock Exchange. In the first quarter of 2015, the Armenian Stock Exchange received participation and transaction fees from Mellat Bank SB CJSC totaling 1,586,231 Armenian Dram (the equivalent of approximately $3,339), which represents only 2.4% of all participation and transaction fees collected by the Armenian Stock Exchange during that period. We voluntarily self-disclosed this matter to the U.S. government and applied for authorization from the U.S. government to continue, if necessary, certain activities pertaining to Mellat Bank SB CJSC in Armenia in a limited manner.

Item 6.Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: May 6, 2015	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: May 6, 2015	By:	/s/ Lee Shavel
	Name:	Lee Shavel
	Title:	Chief Financial Officer and Executive Vice President, Corporate Strategy

Exhibit Index

Exhibit Number

10.1	Form of Nasdaq Restricted Stock Unit Award Certificate (employees).*

10.2	Form of Nasdaq One-Year Performance Share Unit Agreement.*
10.3	Form of Nasdaq Three-Year Performance Share Unit Agreement.*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 12 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Chief Financial Officer and Executive Vice President, Corporate Strategy pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.

**The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the three months ended March  31, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March  31, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March  31, 2015 and 2014; and (v) notes to condensed consolidated financial statements.