Form 10-Q
period 2015-06-30
NASDAQ OMX GROUP, INC.
filed 2015-08-06
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2015
Common Stock, $.01 par value per share	168,930,032 shares

The NASDAQ OMX Group, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2015

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

ACES®, AGGREGATION, TRANSPARENCY, CONTROL®, AT-TRADE®, AUTO WORKUP®, AXE®, BWISE®, BX VENTURE MARKET®, CCBN®, CONDICO®, DATAXPRESS®, DIRECTORS DESK®, DIRECTORSDESK®, DORSEY WRIGHT®, DREAM IT. DO IT.®, DWA®, DX®, E-SPEED®, E-SPEED FILING®, ESPEED®, ESPEED ELITE®, EVI®, FINQLOUD®, FTEN®, GENIUM®, GLOBE NEWSWIRE®, GX®, IGNITE YOUR AMBITION®, INET®, ITCH®, KLEOS®, LIQUIDITYXPRESS®, MARKET INTELLIGENCE DESK®, MARKETSITE®, MYMEDIAINFO®, NASDAQ®, NASDAQ - FINANCIAL®, NASDAQ - FINANCIAL INDEX®, NASDAQ BIOTECHNOLOGY INDEX®, NASDAQ CAPITAL MARKET®, NASDAQ COMPOSITE®, NASDAQ COMPOSITE INDEX®, NASDAQ COMPUTER INDEX®, NASDAQ FINANCIAL-100 INDEX®, NASDAQ GLOBAL MARKET®, NASDAQ GLOBAL SELECT MARKET®, NASDAQ INDUSTRIAL INDEX®, NASDAQ INTERACT®, NASDAQ INTERNET INDEX®, NASDAQ MARKET ANALYTIX®, NASDAQ MARKET CENTER®, NASDAQ MARKET FORCES®, NASDAQ MARKET VELOCITY®, NASDAQ MARKETSITE®, NASDAQ MAX®, NASDAQ MAX MARKET ANALYTIX®, NASDAQ NATIONAL MARKET®, NASDAQ OMX®, NASDAQ OMX ADVANTAGE®, NASDAQ OMX ALPHA INDEXES®, NASDAQ OMX BX®, NASDAQ OMX FUTURES EXCHANGE®, NASDAQ OMX GREEN ECONOMY INDEX®, NASDAQ OMX GROUP®, NASDAQ OMX NORDIC®, NASDAQ PRIVATE MARKET®, NASDAQ Q-50 INDEX®, NASDAQ TELECOMMUNICATIONS INDEX®, NASDAQ TOTALVIEW®, NASDAQ TRADER®, NASDAQ TRANSPORTATION INDEX®, NASDAQ US ALL MARKET®, NASDAQ VOLATILITY GUARD®, NASDAQ WORKSTATION II®, NASDAQ-100®, NASDAQ-100 EUROPEAN TRACKER®, NASDAQ-100 INDEX®, NASDAQ-100 INDEX TRACKING STOCK®, NDX®, NFX WORLD CURRENCY FUTURES®, NFX XL®, OMXS30®, PHILADELPHIA STOCK EXCHANGE®, PHLX®, PHLX XL®, PIXL®, PORTAL ALLIANCE®, QQQ®, QTARGET®, QVIEW®, RE-THINK®, RISKWRAPPER®, RISKXPOSURE®, RX®, SIDECAR®, SIGNALXPRESS®, STRUCTURED LIQUIDITY PROGRAM®, SX®, THE NASDAQ STOCK MARKET®, THE STOCK MARKET FOR THE NEXT 100 YEARS®, TOTAL EQUITY SOLUTION®, TRADE REPORTING DATA STORAGE®, TRADEGUARD®, TRADEXAMINER®, TRDS®, TX®, ULTRAFEED®, UNITED CURRENCY OPTIONS MARKET®, VX PROXY®, XDE®

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

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available

ii

market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded funds, or ETFs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended June  30, 2015, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 that was filed with the U.S. Securities and Exchange Commission, or  SEC, on May 6, 2015 and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was filed with the SEC on February 17, 2015.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 that was filed with the SEC on May 6, 2015 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 that was filed with the SEC on February 17, 2015. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	June 30, 2015	December 31, 2014

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$324	$427
Restricted cash	17	49
Financial investments, at fair value	264	174
Receivables, net	323	389
Deferred tax assets	35	16
Default funds and margin deposits	2,331	2,194
Other current assets	152	151
Total current assets	3,446	3,400
Property and equipment, net	295	292
Non-current deferred tax assets	621	536
Goodwill	5,469	5,538
Intangible assets, net	2,009	2,077
Other non-current assets	264	228
Total assets	$12,104	$12,071

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$188	$189
Section 31 fees payable to SEC	147	124
Accrued personnel costs	94	143
Deferred revenue	231	177
Other current liabilities	125	116
Deferred tax liabilities	30	37
Default funds and margin deposits	2,331	2,194
Total current liabilities	3,146	2,980
Debt obligations	2,281	2,297
Non-current deferred tax liabilities	606	626
Non-current deferred revenue	208	215
Other non-current liabilities	147	159
Total liabilities	6,388	6,277

Commitments and contingencies
Equity
Nasdaq stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 171,707,297 at June 30, 2015 and 170,325,304 at December 31, 2014; shares outstanding: 168,906,727 at June 30, 2015 and 168,795,263 at December 31, 2014	2	2
Additional paid-in capital	3,257	3,222
Common stock in treasury, at cost: 2,800,570 shares at June 30, 2015 and 1,530,041 shares at December 31, 2014	(104)	(41)
Accumulated other comprehensive loss	(805)	(682)
Retained earnings	3,366	3,292
Total Nasdaq stockholders' equity	5,716	5,793
Noncontrolling interests	-	1
Total equity	5,716	5,794
Total liabilities and equity	$12,104	$12,071

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Market Services	$478	$539	$1,018	$1,116
Listing Services	66	60	130	117
Information Services	128	123	253	246
Technology Solutions	135	143	265	283
Total revenues	807	865	1,666	1,762
Transaction-based expenses:
Transaction rebates	(216)	(252)	(477)	(536)
Brokerage, clearance and exchange fees	(73)	(90)	(164)	(174)
Revenues less transaction-based expenses	518	523	1,025	1,052
Operating expenses:
Compensation and benefits	144	145	291	303
Marketing and advertising	6	9	13	18
Depreciation and amortization	34	35	67	69
Professional and contract services	42	42	76	81
Computer operations and data communications	23	23	58	45
Occupancy	21	24	42	49
Regulatory	7	7	14	14
Merger and strategic initiatives	3	14	3	42
General, administrative and other	19	33	65	56
Restructuring charges	2	-	152	-
Total operating expenses	301	332	781	677
Operating income	217	191	244	375
Interest income	1	1	1	3
Interest expense	(27)	(30)	(55)	(59)
Net income from unconsolidated investees	1	-	15	-
Income before income taxes	192	162	205	319
Income tax provision	60	61	64	114
Net income	132	101	141	205
Net loss attributable to noncontrolling interests	1	-	1	-
Net income attributable to Nasdaq	$133	$101	$142	$205
Per share information:
Basic earnings per share	$0.79	$0.60	$0.84	$1.21
Diluted earnings per share	$0.77	$0.59	$0.82	$1.18
Cash dividends declared per common share	$0.25	$-	$0.40	$0.28

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$132	$101	$141	$205
Other comprehensive income (loss):
Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	125	(124)	(188)	(137)
Income tax (expense) benefit	(48)	54	65	62
Total other comprehensive income (loss), net of tax	77	(70)	(123)	(75)
Comprehensive income	209	31	18	130
Comprehensive loss attributable to noncontrolling interests	1	-	1	-
Comprehensive income attributable to Nasdaq	$210	$31	$19	$130

See accompanying notes to condensed consolidated financial statements.

The NASDAQ OMX Group, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$141	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67	69
Share-based compensation	32	30
Excess tax benefits related to share-based payments	(5)	(6)
Deferred income taxes	(64)	(21)
Non-cash restructuring charges	134	-
Non-cash merger and strategic initiatives	-	20
Net income from unconsolidated investees	(15)	-
Other reconciling items included in net income	9	18
Net change in operating assets and liabilities, net of effects of acquisition:
Receivables, net	54	(10)
Other assets	13	(10)
Accounts payable and accrued expenses	(3)	(36)
Section 31 fees payable to SEC	23	72
Accrued personnel costs	(45)	(54)
Deferred revenue	58	99
Other liabilities	7	7
Net cash provided by operating activities	406	383
Cash flows from investing activities:
Purchases of trading securities	(190)	(201)
Proceeds from sales and redemptions of trading securities	117	200
Purchases of available-for-sale investment securities	(27)	(17)
Proceeds from sale of available-for-sale investment securities	3	-
Capital contribution in equity method investment	(30)	-
Acquisition of businesses, net of cash and cash equivalents acquired	(226)	-
Purchases of property and equipment	(59)	(66)
Other investment activities	(6)	(10)
Net cash used in investing activities	(418)	(94)
Cash flows from financing activities:
Payments of debt obligations	(91)	(754)
Proceeds from utilization of credit commitment	131	519
Cash paid for repurchase of common stock	(55)	(93)
Cash dividends	(68)	(47)
Proceeds received from employee stock activity	17	18
Payments related to employee shares withheld for taxes	(27)	(23)
Excess tax benefits related to share-based payments	5	6
Other financing activities	-	1
Net cash used in financing activities	(88)	(373)
Effect of exchange rate changes on cash and cash equivalents	(3)	-
Net decrease in cash and cash equivalents	(103)	(84)
Cash and cash equivalents at beginning of period	427	398
Cash and cash equivalents at end of period	$324	$314
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$65	$76
Income taxes, net of refund	$111	$103
Non-cash investing activities:
Cost method investment	$-	$75

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

In the U.S., we operate three options exchanges, as well as three cash equity exchanges. The NASDAQ Stock Market, the largest of our cash equities exchanges, is the largest single venue of liquidity for trading U.S.-listed cash equities. We also operate a leading electronic platform for trading of U.S. Treasuries.

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

As of June 30, 2015, The NASDAQ Stock Market was home to 2,828 listed companies with a combined market capitalization of approximately $8.3 trillion, and in Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 835 listed companies with a combined market capitalization of approximately $1.3 trillion.

Information Services

Our Information Services segment includes our Data Products and our Index Licensing and Services businesses.

Our Data Products business sells and distributes historical and real-time quote and trade information to market participants and data distributors. Our data products enhance transparency of the market activity within the exchanges that we operate and provide critical information to financial professionals and individual investors globally.

Our Index Licensing and Services business develops and licenses Nasdaq branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. We currently calculate and distribute over 42,000 indexes. We had over $108 billion of assets under management in exchange traded products tracking Nasdaq indexes as of June 30, 2015.

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

Nasdaq’s income tax provision was $60 million in the second quarter of 2015 and $64 million in the first six months of 2015 compared with $61 million in the second quarter of 2014 and $114 million in the first six months of 2014. The overall effective tax rate was 31% in the second quarter and first six months of 2015 compared with 38% in the second quarter of 2014 and 36% in the first six months of 2014. The lower effective tax rate in the second quarter and first six months of 2015 when compared with the same periods in 2014 is primarily due to a change in the geographic mix of earnings and losses. In addition, in the second quarter of 2014, we recorded adjustments related to our 2010 through 2012 tax return liabilities which resulted in an increase to the tax provision. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2011 through 2013 are currently under audit by the Internal Revenue Service and we are subject to examination for years 2008 through 2010. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2013. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2008 through 2014. We anticipate that the amount of unrecognized tax benefits at June 30, 2015 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

 In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by Nasdaq in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position for years 2009 through 2011, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. In June 2014, the Finnish Administrative Court also disagreed with the company’s tax return filing position for these years. We have appealed this ruling to the Finnish Supreme Administrative Court and expect to receive a favorable decision. Through June 30, 2015, we have recorded tax benefits of $26 million associated with this filing position. We have paid $37 million to the Finnish tax authorities, which includes $11 million in interest and penalties. We expect the Finnish Supreme Administrative Court to agree with our position, which would result in an expected refund to Nasdaq of $33 million, which reflects the impact of foreign currency translation. If the Finnish Supreme Administrative Court disagrees with our position, we would record tax expense of $33 million, or $0.19 per diluted share.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Because this legislation is unclear with regard to our ability to continue to claim such interest deductions, Nasdaq filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. In June 2014, we received an unfavorable ruling from the Swedish Tax Council for Advance Tax Rulings. We appealed this ruling to the Swedish Supreme Administrative Court; however the Swedish Supreme Administrative Court has denied our request for a ruling based on procedural requirements. As a result of the Swedish Supreme Administrative Court’s denial of our request to provide a ruling, we will appeal to the Lower Administrative Court. We continue to expect a favorable decision. Since January 1, 2013, we have recorded tax benefits of $38 million, or $0.22 per diluted share, related to this matter. We expect to record recurring quarterly tax benefits of $3 million to $4 million with respect to this issue for the foreseeable future.

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

Recently Announced Accounting Pronouncements

ASU 2015-03

In April 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than as an asset. This guidance does not change the recognition and measurement of debt issuance costs. In the second quarter of 2015, we elected to early adopt this guidance retrospectively for all periods presented in the Condensed Consolidated Balance Sheets. The reclassification of debt issuance costs resulted in reductions in other non-current assets and debt obligations of $16 million for the year ended December 31, 2014. Other than this reclassification, the adoption of this guidance did not have an impact on our consolidated financial statements.

ASU 2014-09

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition guidance in Accounting Standards Codification, or ASC, 605, “Revenue Recognition.” The new revenue recognition standard sets forth a five-step revenue recognition model to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The standard also requires more detailed disclosures. The standard provides alternative methods of initial adoption. On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue recognition standard by one year. As a result, this new standard will now be effective for us on January 1, 2018. Early adoption as of the original effective date is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

3. Restructuring Charges

During the first quarter of 2015, we performed a comprehensive review of our processes, businesses and systems in a company-wide effort to improve performance, cut costs, and reduce spending. In the first quarter of 2015, we also decided to change our company name from The NASDAQ OMX Group, Inc. to Nasdaq, Inc., which we expect to become effective in the third quarter of 2015. We currently estimate that we will recognize net pre-tax restructuring charges of $182 million, consisting of the rebranding of our trade name, severance, asset impairments, facility-related and other costs. We recognized net restructuring charges of $2 million for the three months ended June 30, 2015 and $152 million for the six months ended June 30, 2015, with the remaining amount to be recognized through June 2016. The restructuring charge for both the three and six months ended June 30, 2015 includes the reversal of a sublease loss reserve of $10 million.  See “Facilities-related” below for further discussion. Through this initiative, we expect to generate pre-tax savings in 2015 of approximately $19 million and annualized savings of $23 million.  Restructuring charges are recorded on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities. There were no restructuring charges in the comparable periods of 2014.

The following table presents a summary of restructuring charges in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in millions)
Rebranding of trade name	$-	$119
Severance	3	21
Facilities-related	(10)	(7)
Asset impairments	6	15
Other	3	4
Total restructuring charges	$2	$152

Rebranding of Trade Name

As noted above, in connection with our global rebranding initiative, we decided to change our company name from The NASDAQ OMX Group, Inc. to Nasdaq, Inc., which we expect to become effective in the third quarter of 2015. In connection with this action, we decided to discontinue the use of the OMX trade name and recorded a pre-tax, non-cash impairment charge of $119 million in March 2015 because we no longer attribute any material value to the trade name. The impairment charge did not impact the company's consolidated cash flows, liquidity, or capital resources.

Severance

Severance, other termination benefits and other associated costs of $3 million for the three months ended June 30, 2015 and $21 million for the six months ended June 30, 2015, related to workforce reductions of 220 positions across our organization. In addition to reducing our workforce, we have relocated certain functions to lower cost locations and will continue hiring in these lower cost locations to support the business.

Facilities-related

The facilities-related credit of $10 million for the three months ended June 30, 2015 and $7 million for the six months ended June 30, 2015 primarily pertains to the release of a previously recorded sublease loss reserve for part of the space we lease in New York, New York located at 1500 Broadway. In June 2015, as part of our real estate reorganization plans, management decided to occupy this space. Based on management’s decision, we released the sublease loss reserve recorded for this space which totaled $10 million.

Asset Impairments

Asset impairment charges of $6 million for the three months ended June 30, 2015 and $15 million for the six months ended June 30, 2015, primarily related to fixed assets and capitalized software that were retired during each respective period.

Restructuring Reserve

The following table presents the changes in the restructuring reserve during the six months ended June  30, 2015:

	Balance at January 1, 2015	Expense Incurred	Cash Payments	Balance at June 30, 2015

	(in millions)
Severance	$-	$21	$(4)	$17
Facilities-related	-	3	(2)	1
Total	$-	$24	$(6)	$18

As of June 30, 2015, the majority of the restructuring reserve is included in other current liabilities in the Condensed Consolidated Balance Sheets and will be paid during the remainder of 2015.

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

Technology

The fair value of the acquired DWA developed technology was valued using the income approach, specifically the relief from royalty method, or RFRM. The RFRM is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the intangible asset and discounted to present value.

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

5. Goodwill and Purchased Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the six months ended June 30, 2015:

	Market Services	Listing Services	Information Services	Technology Solutions	Total

	(in millions)
Balance at December 31, 2014	$3,081	$114	$1,794	$549	$5,538
Goodwill acquired	-	-	111	-	111
Foreign currency translation adjustment	(97)	(7)	(62)	(14)	(180)
Balance at June 30, 2015	$2,984	$107	$1,843	$535	$5,469

The goodwill acquired for Information Services shown above relates to our acquisition of DWA in January 2015. See Note 4, “Acquisition,” for further discussion.

As of June 30, 2015, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $887 million, of which $523 million is related to our acquisition of certain assets and assumption of certain liabilities of the eSpeed business, or eSpeed, $268 million is related to our acquisition of the Investor Relations, Public Relations and Multimedia Solutions businesses of Thomson Reuters, or the TR Corporate businesses, and $96 million is related to  other acquisitions.

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the six months ended June  30, 2015 and 2014; however, events such as economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Purchased Intangible Assets

The following table presents details of our total purchased intangible assets, both finite- and indefinite-lived:

	June 30, 2015				December 31, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)

	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$38	$(19)	$19	5	$35	$(16)	$19	5
Customer relationships	1,038	(358)	680	20	1,009	(329)	680	20
Other	5	(3)	2	9	5	(3)	2	9
Foreign currency translation adjustment	(121)	35	(86)		(94)	26	(68)
Total finite-lived intangible assets	$960	$(345)	$615		$955	$(322)	$633

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$-	$790		$790	$-	$790
Trade names	700	-	700		756	-	756
Licenses	51	-	51		51	-	51
Foreign currency translation adjustment	(147)	-	(147)		(153)	-	(153)
Total indefinite-lived intangible assets	$1,394	$-	$1,394		$1,444	$-	$1,444
Total intangible assets	$2,354	$(345)	$2,009		$2,399	$(322)	$2,077

Amortization expense for purchased finite-lived intangible assets was $15 million for the three months ended June 30, 2015, $18 million for the three months ended June  30, 2014, $31 million for the six months ended June 30, 2015, and $36 million for the six months ended June  30, 2014.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustment) of purchased finite-lived intangible assets as of June 30, 2015 is as follows:

(in millions)
2015(1)	$34
2016	66
2017	64
2018	60
2019	47
2020 and thereafter	430
Total	$701

(1)	Represents the estimated amortization to be recognized for the remaining six months of 2015.

Intangible Asset Impairment Charge

In connection with our global rebranding initiative, we decided to change our company name from The NASDAQ OMX Group, Inc. to Nasdaq, Inc., which we expect to become effective in the third quarter of 2015. In connection with this action, we decided to discontinue the use of the OMX trade name and recorded a pre-tax, non-cash impairment charge of $119 million in March 2015 because we no longer attribute any material value to the trade name.  The impairment charge did not impact the company's consolidated cash flows, liquidity, or capital resources. This charge is included in restructuring charges in the Condensed Consolidated Statements of Income for the six months ended June  30, 2015.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $237 million as of June 30, 2015 and $171 million as of December 31, 2014. These securities are primarily comprised of highly rated European government debt securities, of which $158 million as of June 30, 2015 and $159 million as of December 31, 2014, are assets utilized to meet regulatory capital requirements primarily for our clearing operations at Nasdaq Nordic Clearing.

Available-for-Sale Investment Securities

Available-for-sale investment securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $27 million as of June 30, 2015 and $3 million as of December 31, 2014. These securities are primarily comprised of short-term commercial paper. As of June 30, 2015 and December 31, 2014, the cumulative unrealized gains and losses on these securities were immaterial.

Equity Method Investments

The carrying amounts of our equity method investments totaled $69 million as of June 30, 2015 and $25 million as of December 31, 2014 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. The increase in the first half of 2015 was primarily due to our capital contribution of $30 million to The Options Clearing Corporation, or OCC. See below for further discussion. As of June  30, 2015, our equity method investments primarily included equity interests in OCC, EuroCCP N.V. and The Order Machine, or TOM. As of December 31, 2014, our equity method investments consisted primarily of our equity interests in EuroCCP N.V. and TOM.

Net income recognized from our equity interest in the earnings and losses of these equity method investments was $1  million for the three months ended June 30, 2015,  $15  million for the six months ended June 30, 2015 and was immaterial for both the three and six months ended June 30, 2014. The increase in the second quarter and first six months of 2015 compared with the same periods in 2014 is primarily due to income recognized from our equity method investment in OCC. We were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when OCC’s financial statements were made available to us. As a result, we recorded other income of $13 million in March 2015 relating to our share of OCC’s income for the year ended December 31, 2014. This income is included in net income from unconsolidated investees in the Condensed Consolidated Statements of Income.

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

Cost Method Investments

The carrying amounts of our cost method investments totaled $130 million as of June  30, 2015 and $138 million as of December 31, 2014 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of June  30, 2015 and December 31, 2014, our cost method investments represent our 5% ownership interest in Borsa Istanbul and our 5% ownership interest in LCH.Clearnet Group Limited, or LCH.

The Borsa Istanbul shares, which were issued to us in the first quarter of 2014, are part of the consideration to be received under a market technology agreement. This investment has a cost basis of $75 million which is guaranteed to us via a put option negotiated as part of the market technology agreement.

7. Deferred Revenue

Deferred revenue represents consideration received that is yet to be recognized as revenue. At June 30, 2015, we estimate that our deferred revenue, which is primarily Listing Services and Technology Solutions revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Fiscal year ended:
2015(1)	$8	$16	$116	$54	$194
2016	14	26	2	32	74
2017	12	17	-	30	59
2018	10	6	-	22	38
2019	8	-	-	20	28
2020 and thereafter	4	-	-	42	46
	$56	$65	$118	$200	$439

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining six months of 2015.
(2)

The timing of recognition of our deferred Technology Solutions revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing Market Technology contracts and the timing of Corporate Solutions subscription-based contracts. As such, as it relates to Market Technology revenues, the timing represents our best estimate.

The changes in our deferred revenue during the six months ended June 30, 2015 and 2014 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Balance at January 1, 2015	$54	$78	$13	$247	$392
Additions(1)	10	5	231	202	448
Amortization(1)	(8)	(18)	(125)	(238)	(389)
Translation adjustment	-	-	(1)	(11)	(12)
Balance at June 30, 2015	$56	$65	$118	$200	$439

Balance at January 1, 2014	$41	$75	$20	$158	$294
Additions(1)	13	25	201	320	559
Amortization(1)	(6)	(20)	(120)	(239)	(385)
Translation adjustment	-	-	(1)	(5)	(6)
Balance at June 30, 2014	$48	$80	$100	$234	$462

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

8. Debt Obligations

As discussed in “ASU 2015-03,” of Note 2, “Basis of Presentation and Principles of Consolidation,” we elected to early adopt ASU 2015-03 which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than an asset. As of June 30, 2015, we have reclassified debt issuance costs associated with our debt obligations from other non-current assets to debt obligations. In accordance with ASU 2015-03, prior year amounts have been reclassified to conform to the current year classification, resulting in an adjustment to debt obligations of $16 million for the year ended December 31, 2014.

The following table presents the changes in the carrying amount of our debt obligations during the six months ended June 30, 2015:

	December 31, 2014	Additions	Payments, Conversions, Accretion and Other	June 30, 2015

	(in millions)
5.55% senior unsecured notes due January 15, 2020 (1) (2)	$596	$-	$-	$596
5.25% senior unsecured notes due January 16, 2018 (1) (2)	368	-	-	368
3.875% senior unsecured notes due June 7, 2021 (1) (2)	720	-	(58)	662
4.25% senior unsecured notes due June 1, 2024 (1) (2)	494	-	1	495
$750 million revolving credit commitment due November 25, 2019 (average interest rate of 1.50% for the period January 1, 2015 through June 30, 2015)(3)	119	131	(90)	160
Total long-term debt obligations	$2,297	$131	$(147)	$2,281

(1)	See “Senior Unsecured Notes” below for further discussion.
(2)	Net of unamortized debt discount and debt issuance costs.
(3)	Net of unamortized debt issuance costs. See “2014 Credit Facility” below for further discussion.

Senior Unsecured Notes

5.55% Senior Unsecured Notes

In January 2010, Nasdaq issued $600 million aggregate principal amount of 5.55% senior notes due 2020, or the 2020 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2015, the balance of $596 million reflects the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs. The unamortized debt discount and the unamortized debt issuance costs are being accreted through interest expense over the life of the 2020 Notes.

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

5.25% Senior Unsecured Notes

In December 2010, Nasdaq issued $370 million of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes. The 2018 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2015, the balance of $368 million reflects the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs. The unamortized debt discount and the unamortized debt issuance costs are being accreted through interest expense over the life of the 2018 Notes.

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

3.875% Senior Unsecured Notes

In June 2013, Nasdaq issued €600 million aggregate principal amount of 3.875% senior unsecured notes due June 2021, or the 2021 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2015, the balance of $662 million reflects the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs. The unamortized debt discount and the unamortized debt issuance costs are being accreted through interest expense over the life of the 2021 Notes.

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

The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $58 million noted in the “Payments, Conversions, Accretion and Other” column in the table above reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets for the six months ended June 30, 2015.

4.25% Senior Unsecured Notes

In May 2014, Nasdaq issued $500 million of 4.25% senior unsecured notes due June 1, 2024, or the 2024 Notes. The 2024 Notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2015, the balance of $495 million reflects the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs. The unamortized debt discount and the unamortized debt issuance costs are being accreted through interest expense over the life of the 2024 Notes.

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

Credit Facilities

2014 Credit Facility

In November 2014, Nasdaq entered into a $750 million senior unsecured five-year credit facility which matures on November 25, 2019, or the 2014 Credit Facility. The 2014 Credit Facility consists of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). In January 2015, we used cash on hand and borrowed $100 million under the revolving credit commitment of the 2014 Credit Facility to fund our acquisition of DWA. During the second quarter of 2015, we borrowed $31 million for general corporate purposes. See Note 4, “Acquisition,” for further discussion of the DWA acquisition. During the six months ended June 30, 2015, we repaid $91 million under the revolving credit commitment of the 2014 Credit Facility. As of June 30, 2015, the balance of $160 million reflects the outstanding amount under the 2014 Credit Facility, less the unamortized debt issuance costs. The unamortized debt issuance costs are being accreted through interest expense over the life of the 2014 Credit Facility.

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

Other Credit Facilities

In addition to the revolving credit commitment under our 2014 Credit Facility discussed above, we have credit facilities related to our Nordic clearing operations in order to provide further liquidity and default protection. At June 30, 2015, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $206 million in available liquidity, none of which was utilized. At December 31, 2014, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $236 million ($197 million in available liquidity and $39 million for default protection), of which $7 million was utilized.

Debt Covenants

At June 30, 2015, we were in compliance with the covenants of all of our debt obligations.

9. Employee Benefits

U.S. Defined-Benefit Pension and Supplemental Executive Retirement Plans

We maintain non-contributory, defined-benefit pension plans, non-qualified supplemental executive retirement plans, or SERPs, for certain senior executives and post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the Nasdaq Benefit Plans.

Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. As such, net periodic benefit cost was immaterial for both the three and six months ended June 30, 2015 and 2014.

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were  $4 million for the three months ended June 30, 2015, $5 million for the three months ended June 30, 2014, $9 million for the six months ended June 30, 2015, and $10 million for the six months ended June 30, 2014.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan, or 401(k) Plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $2 million for both the three months ended June  30, 2015 and 2014 and $5 million for both the six months ended June 30, 2015 and 2014.

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

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 2.7 million shares of our common stock have been reserved for future issuance as of June 30, 2015.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $1 million for both the three months ended June 30, 2015 and 2014 and $2 million for both the six months ended June 30, 2015 and 2014.

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

We also have a performance-based long-term incentive program for our chief executive officer, presidents, executive vice presidents and senior vice presidents that focuses on total shareholder return, or TSR. This program represents 100% of our chief executive officer’s, presidents’ and executive vice presidents’ long-term stock-based compensation and 50% of our senior vice presidents’ long-term stock-based compensation. Under the program, each individual receives PSUs with a three-year cumulative performance period that vest at the end of the performance period. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the Standard & Poor’s 500 Index. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0% and 200% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the TSR program using the Monte Carlo simulation model, as these awards contain a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the TSR program during the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014

Weighted-average risk free interest rate	0.81%	0.78%
Expected volatility(1)	21.5%	28.4%
Grant date share price	$50.94	$36.90
Annual dividend	$0.60	$0.60
Weighted-average fair value at grant date	$64.03	$42.71

(1)

We use historic volatility for PSU awards issued under the TSR program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the TSR program.

Summary of 2015 Equity Awards

In March 2015, we granted restricted stock to most active employees. During the first six months of 2015, certain officers received grants of 596,361 PSUs. Of these PSUs granted, 416,380 units are subject to the performance measures and vesting schedules of the TSR program as discussed above, and the remaining 179,981 units are subject to a one-year performance period and generally vest ratably on an annual basis from December 31, 2016 through December 31, 2018. See “Summary of Restricted Stock and PSU Activity” below for further discussion.

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

Common Shares Available Under Our Equity Plan

As of June 30, 2015, we had approximately 6.7 million shares of common stock authorized for future issuance under Nasdaq’s Equity Incentive Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2015 and 2014 in the Condensed Consolidated Statements of Income:

2014
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions)
Share-based compensation expense before income taxes	$18	$16	$32	$30
Income tax benefit	(7)	(6)	(13)	(12)
Share-based compensation expense after income taxes	$11	$10	$19	$18

Summary of Stock Option Activity

A summary of stock option activity for the six months ended June 30, 2015 is as follows:

	Number of Stock Options(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

			(in years)	(in millions)
Outstanding at January 1, 2015	3,316,782	$27.56	3.77	$68
Exercised	(433,204)	25.45
Forfeited or expired	(600)	33.48
Outstanding at June 30, 2015	2,882,978	$27.87	3.16	$60
Exercisable at June 30, 2015	2,882,978	$27.87	3.16	$60

(1)	No stock option awards were granted during the six months ended June 30, 2015.

We received net cash proceeds of $5 million from the exercise of 200,745 stock options during the three months ended June 30, 2015 and received net cash proceeds of $11 million from the exercise of 433,204 stock options during the six months ended June 30, 2015. We received net cash proceeds of $6 million from the exercise of 327,799 stock options during the three months ended June 30, 2014 and received net cash proceeds of $13 million from the exercise of 694,914 stock options during the six months ended June 30, 2014. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on June 30, 2015 of $48.81 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $48.81 as of  June 30, 2015, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of June 30, 2015 was 2.9 million.

As of June 30, 2014, 4.2 million outstanding stock options were exercisable and the weighted-average exercise price was $26.31.

The total pre-tax intrinsic value of stock options exercised was $5 million for the three months ended June 30, 2015, $6 million for the three months ended June 30, 2014, $11 million for the six months ended June 30, 2015 and $14 million for the six months ended June 30, 2014.

Total fair value of stock options vested was $11 million for the six months ended June 30, 2014.

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the six months ended June 30, 2015:

	Restricted Stock			PSUs
	Number of Awards		Weighted-Average Grant Date Fair Value	Number of Awards		Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2015	3,193,230		$30.99	2,212,607		$32.69
Granted	786,896	(1)	49.17	842,595	(2)	49.16
Vested	(320,542)		29.86	(837,109)		22.50
Forfeited	(145,707)		32.70	(89,624)		36.52
Unvested balances at June 30, 2015	3,513,877		$35.14	2,128,469		$45.38

(1)	Primarily reflects our company-wide equity grant issued in March 2015, as discussed above.
(2)	PSUs granted in 2015 reflect awards issued to certain officers, as described above.

At June 30, 2015,  $117 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.7 years.

11. Nasdaq Stockholders’ Equity

Common Stock

At June 30, 2015, 300,000,000 shares of our common stock were authorized, 171,707,297 shares were issued and 168,906,727 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 2,800,570 shares of common stock in treasury as of June 30, 2015 and 1,530,041 shares as of December 31, 2014.

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

During the first six months of 2015, we repurchased 1,093,561 shares of our common stock at an average price of $50.08, for an aggregate purchase price of $55 million,  completing the share repurchase program authorized in the third quarter of 2012. Most shares repurchased under the share repurchase program are retired and cancelled, and the remaining shares are available for general corporate purposes. As of June 30, 2015, the remaining amount authorized for share repurchases under the program was $482 million.

Other Repurchases of Common Stock

During the six months ended June 30, 2015, we repurchased 539,809 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Cash Dividends on Common Stock

During the six months ended June 30, 2015, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)

January 26, 2015	$0.15	March 13, 2015	$25	March 27, 2015
April 21, 2015	$0.25	June 12, 2015	$42	June 26, 2015

(1)	These amounts were recorded in retained earnings in the Condensed Consolidated Balance Sheets at June 30, 2015.

In July 2015, the board of directors declared a regular quarterly cash dividend of $0.25 per share on our outstanding common stock. The dividend is payable on September 25, 2015 to shareholders of record at the close of business on September 11, 2015.

Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$133	$101	$142	$205
Denominator:
Weighted-average common shares outstanding for basic earnings per share	168,717,817	169,337,630	168,851,145	169,488,176
Weighted-average effect of dilutive securities:
Employee equity awards	3,423,836	3,135,006	3,543,889	3,617,041
Weighted-average common shares outstanding for diluted earnings per share	172,141,653	172,472,636	172,395,034	173,105,217
Basic and diluted earnings per share:
Basic earnings per share	$0.79	$0.60	$0.84	$1.21
Diluted earnings per share	$0.77	$0.59	$0.82	$1.18

Stock options to purchase 2,882,978 shares of common stock and 5,642,346 shares of restricted stock and PSUs were outstanding at June 30, 2015. For the three months ended June 30, 2015, we included all of the outstanding stock options and 5,189,122 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the six months ended June 30, 2015, we included all of the outstanding stock options and 5,178,903 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six months ended June 30, 2015 and the year ended December 31, 2014. The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

	June 30, 2015
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$264	$237	$27	$-
Default fund and margin deposit investments(2)	1,644	815	829	-
Total	$1,908	$1,052	$856	$-

	December 31, 2014
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$174	$171	$3	$-
Default fund and margin deposit investments(2)	2,148	664	1,484	-
Total	$2,322	$835	$1,487	$-

(1)

As of June 30, 2015 and December 31, 2014, Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $158 million as of June 30, 2015 and $159 million as of December 31, 2014 are assets utilized to meet regulatory capital requirements, primarily for the clearing operations of Nasdaq Nordic Clearing. As of June 30, 2015 and December 31, 2014, Level 2 financial investments, at fair value were primarily comprised of available-for-sale investment securities in short-term commercial paper.

(2)

Default fund and margin deposit investments include cash contributions invested by Nasdaq Nordic Clearing, in accordance with its investment policy, either in highly rated European, and to a lesser extent, U.S. government debt securities, time deposits or reverse repurchase agreements with highly rated government debt securities as collateral. Of the total balance of $2,331 million recorded in the Condensed Consolidated Balance Sheets as of June 30, 2015, $829 million of cash contributions have been invested in reverse repurchase agreements and $815 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities and time deposits. The remainder of this balance is held in cash. Of the total balance of $2,194 million recorded in the Condensed Consolidated Balance Sheets as of December 31, 2014, $1,484 million of cash contributions have been invested in reverse repurchase agreements and $664 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities and time deposits. The remainder of this balance was held in cash.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $2.5 billion at both June 30, 2015 and December 31, 2014. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt is categorized as Level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

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

Default Fund Contributions and Margin Deposits

As of June 30, 2015, clearing member default fund contributions and margin deposits were as follows:

	June 30, 2015
	Cash Contributions(1)	Non-Cash Contributions	Total Contributions

	(in millions)
Default fund contributions	$354	$90	$444
Margin deposits	1,977	5,143	7,120
Total	$2,331	$5,233	$7,564

(1)

As of June 30, 2015, in accordance with its investment policy, Nasdaq Nordic Clearing has invested cash contributions of $829 million in reverse repurchase agreements and $815 million in highly rated European, and to a lesser extent, U.S. government debt securities and time deposits. The remainder of this balance is held in cash.

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Nordic Clearing, in accordance with its investment policy, either in highly rated government debt securities, time deposits or reverse repurchase agreements with highly rated government debt securities as collateral. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Nordic Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Nordic Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Nordic Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Nordic Clearing in the event of a default. In addition to clearing members’ required contributions to the default funds, Nasdaq Nordic Clearing is also required to contribute capital to the default funds and overall regulatory capital as specified under its clearinghouse rules. As of June 30, 2015, Nasdaq Nordic Clearing committed capital totaling $119 million to the member sponsored default funds and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Nordic Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

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

As mentioned above, Nasdaq Nordic Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. Nasdaq Nordic Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of June 30, 2015.

The market value of derivative contracts outstanding prior to netting was as follows:

June 30, 2015
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$1,358
Fixed-income options and futures(2)(3)	778
Stock options and futures(2)(3)	168
Index options and futures(2)(3)	206
Total	$2,510

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

(3)	We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

The total number of derivative contracts cleared through Nasdaq Nordic Clearing for the six months ended June 30, 2015 and 2014 was as follows:

	June 30, 2015	June 30, 2014
Commodity and seafood options, futures and forwards(1)	1,461,087	1,026,645
Fixed-income options and futures	9,880,194	11,115,607
Stock options and futures	18,003,301	17,262,098
Index options and futures	24,860,846	19,668,100
Total	54,205,428	49,072,450

(1)	The total volume in cleared power related to commodity contracts was 692 Terawatt hours (TWh) for the six months ended June 30, 2015 and 774 TWh for the six months ended June 30, 2014.

The outstanding contract value of resale and repurchase agreements was $4.6 billion as of June 30, 2015 and $4.8 billion as of June 30, 2014. The total number of contracts cleared was 3,077,624 for the six months ended June 30, 2015 and was 2,275,565 for the six months ended June 30, 2014.

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

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by Nasdaq Nordic Clearing, which totaled $19 million at June 30, 2015;
•	a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•

specific market default fund for the market where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of both the clearing members and Nasdaq Nordic Clearing on a pro-rata basis;

•	senior capital contributed to each specific market by Nasdaq Nordic Clearing, calculated in accordance with clearinghouse rules, which totaled $24 million at June 30, 2015; and
•	mutualized default fund, which includes capital contributions of both the clearing members and Nasdaq Nordic Clearing on a pro-rata basis.

If additional funds are needed after utilization of the mutualized default fund, then Nasdaq Nordic Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.

15. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity and default protection related to our clearing businesses. Financial guarantees issued to us totaled $14 million at June 30, 2015 and December 31, 2014. At June 30, 2015, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $206 million in available liquidity, none of which was utilized. At December 31, 2014, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $236 million ($197 million in available liquidity and $39 million for default protection), of which $7 million was utilized.

Execution Access LLC is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald & Co., or Cantor Fitzgerald. As of June 30, 2015, we have contributed $25 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $11 million as of June 30, 2015 and $13 million at December 31, 2014. These guarantees are primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain Market Technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

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

In connection with the launch of Nasdaq NLX, we entered into agreements with certain members which may have required us to make payments if certain financial goals were achieved. In July 2015, all agreements were settled for an immaterial amount.

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

Escrow Agreements

In connection with a prior acquisition, we entered into an escrow agreement to secure the payment of post-closing adjustments and to ensure other closing conditions. At June 30, 2015, this escrow agreement provides for a potential future payment of $9 million and is included in other current liabilities in the Condensed Consolidated Balance Sheets.

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

As described in our Annual Report on Form 10-K for the year ended December 31, 2012, we are named as a defendant in a consolidated matter captioned In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389 (S.D.N.Y.). On May 22, 2015, the parties executed a stipulation of settlement, and on June 25, 2015, the court entered an order preliminarily approving the settlement, which remains subject to final court approval.

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

We also are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. We filed a motion to dismiss the amended complaint on November 3, 2014. In response, the plaintiffs filed a second amended complaint on November 24, 2014, which names the same defendants and alleges essentially the same violations. We then filed a motion to dismiss the second amended complaint on January 23, 2015. The plaintiffs filed an opposition to our motion to dismiss on March 24, 2015, and we filed a reply brief on May 8, 2015. On January 12, 2015, the court consolidated this case in a multi-district litigation proceeding under the heading In re Barclays Liquidity Cross and High Frequency Trading Litigation, 14-md-02589 (S.D.N.Y). The consolidated cases bring claims against Barclays PLC and Barclays Capital alleging that certain marketing materials about Barclays LX contained false or misleading statements. Although the Providence matter has been consolidated with the Barclays matter, separate motions to dismiss have been filed and argued for each case. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

In addition, we are named as one of many exchange defendants in Lanier v. BATS Exchange Inc., et al., 14 Civ. 3745 (S.D.N.Y.), Lanier v. BATS Exchange Inc., et al., 14 Civ. 3865 (S.D.N.Y.), and Lanier v. Bats Exchange Inc., 14 Civ. 3866 (S.D.N.Y.), which were filed between May 23, 2014 and May 30, 2014 in the United States District Court for the Southern District of New York. The plaintiff is the same in each of these cases, and the three complaints contain substantially similar allegations. On behalf of a putative class of subscribers for market data provided by national exchanges, the plaintiff alleges that the exchanges provided data more quickly to certain market participants than to others, supposedly in breach of the exchanges’ plans for dissemination of market data and subscriber agreements executed under those plans. The complaint asserts contractual theories under state law based on these alleged breaches. On September 29, 2014, we filed a motion to dismiss the complaints. The court heard oral argument on the motion on January 16, 2015. On April 28, 2015, the district court entered an order dismissing the complaints with prejudice, concluding that they are foreclosed by the Exchange Act and in any event do not state a claim under the contracts. The plaintiff has appealed the judgment of dismissal to the United States Court of Appeals for the Second Circuit. Given the preliminary nature of the proceedings, and particularly the fact that the complaints have been dismissed, we are unable to estimate what, if any, liability may result from this litigation. However, we believe (as the district court concluded) that the claims are without merit and intend to litigate the appeal vigorously.

As reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2015, we are a defendant in a putative class action, Rabin v. NASDAQ OMX PHLX LLC, et al., No. 15-551 (E.D. Pa.). We intend to file a motion to dismiss the complaint. We believe the claims to be without merit and intend to litigate them vigorously.

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

Our management allocates resources, assesses performance and manages these businesses as four separate segments. We evaluate the performance of our segments based on several factors, of which the primary financial measure is operating income. Results of individual businesses are presented based on our management accounting practices and structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance. Since management does not consider intangible asset amortization expense for the purpose of evaluating the performance of the business or its managers or when making decisions to allocate resources, such expenses are shown in corporate items in our management reports. See below for further discussion.

The following table presents certain information regarding these operating segments for the three and six months ended June 30, 2015 and 2014.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2015
Total revenues	$478	$66	$128	$135	$-	$807
Transaction-based expenses	(289)	-	-	-	-	(289)
Revenues less transaction-based expenses	189	66	128	135	-	518
Operating income (loss)(1)	$100	$29	$89	$19	$(20)	$217
Three Months Ended June 30, 2014
Total revenues	$539	$60	$123	$143	$-	$865
Transaction-based expenses	(342)	-	-	-	-	(342)
Revenues less transaction-based expenses	197	60	123	143	-	523
Operating income (loss)(2)	$100	$25	$92	$16	$(42)	$191
Six Months Ended June 30, 2015
Total revenues	$1,018	$130	$253	$265	$-	$1,666
Transaction-based expenses	(641)	-	-	-	-	(641)
Revenues less transaction-based expenses	377	130	253	265	-	1,025
Operating income (loss)(3)	$201	$57	$181	$33	$(228)	$244
Six Months Ended June 30, 2014
Total revenues	$1,116	$117	$246	$283	$-	$1,762
Transaction-based expenses	(710)	-	-	-	-	(710)
Revenues less transaction-based expenses	406	117	246	283	-	1,052
Operating income (loss)(4)	$205	$46	$184	$29	$(89)	$375

(1)	Corporate items and eliminations for the three months ended June 30, 2015 include:
•	amortization expense of acquired intangible assets of $15 million;
•	merger and other strategic initiatives costs of $3 million primarily related to certain strategic initiatives and our acquisition of DWA; and
•	restructuring charges of $2 million. See Note 3, “Restructuring Charges,” for further discussion.

(2)	Corporate items and eliminations for the three months ended June 30, 2014 primarily include:
•	amortization expense of acquired intangible assets of $18 million;
•	merger and strategic initiatives expense of $14 million primarily related to the acquisition of the TR Corporate businesses and other strategic initiatives;
•	loss on debt extinguishment of $9 million; and
•	special legal expense of $1 million.
(3)	Corporate items and eliminations for the six months ended June 30, 2015 include:
•	restructuring charges of $152 million. See Note 3, “Restructuring Charges,” for further discussion;
•	amortization expense of acquired intangible assets of $31 million;
•	special legal expenses of $31 million. See “Litigation,” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion;
•	reversal of previously recorded VAT receivables no longer deemed collectible of $12 million; and
•	merger and other strategic initiatives costs of $3 million primarily related to certain strategic initiatives and our acquisition of DWA.

(4)	Corporate items and eliminations for the six months ended June 30, 2014 primarily include:
•	merger and strategic initiatives expense of $42 million primarily related to the acquisition of the TR Corporate businesses and other strategic initiatives;

•	amortization expense of acquired intangible assets of $36 million;
•	loss on debt extinguishment of $9 million; and
•	special legal expense of $2 million.

For further discussion of our segments’ results, see “Part I. Item 2. Management’s Discussion and Analysis of Financial     Condition and Results of Operations—Segment Operating Results.”

17. Subsequent Event

In July 2015, we launched Nasdaq Futures, Inc., or NFX, which is our new U.S.-based energy derivatives market. NFX will offer cash-settled energy derivatives based on key energy benchmarks including oil, natural gas and U.S. power. NFX is part of our Market Services segment.

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

•	The demand for licensed exchange traded products and other financial products based on our indexes as well as changes to the underlying assets associated with existing licensed financial products;
•	The challenges created by the automation of market data consumption, including competition and the quickly evolving nature of the data business;
•	The outlook of our technology customers for capital market activity;
•	Continuing pressure in transaction fee pricing due to intense competition in the U.S. and Europe;
•	Competition for listings and trading related to pricing, product features and service offerings;
•	Regulatory changes relating to market structure or affecting certain types of instruments, transactions, pricing structures or capital market participants; and
•	Technological advances and members’ demand for speed, efficiency, and reliability.

Currently our business drivers are defined by investors’ and companies’ cautiously optimistic outlook about the pace of global economic recovery. As the global economy adjusts to further monetary stimulus in Europe and Asia, we continue to experience modest annual growth in many of our non-transactional businesses. Since a number of significant structural and political issues continue to confront the global economy, instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a return of market uncertainty. Furthermore, many of the largest customers of our transactional businesses continue to adapt their business models as they address the implementation of regulatory changes initiated following the global financial crisis. Market volatility remained low for much of the  second quarter of 2015 before spiking upwards as the quarter was ending. Our U.S. cash equity trading business experienced a decrease in volume while our European cash equity trading business experienced an increase in volume. A similar pattern characterized our equity derivative trading and clearing businesses, which experienced a decrease in trading volumes in the U.S. while trading volumes in Europe increased. Positive momentum in the IPO market carried over from the first quarter of 2015 particularly in our Nordic markets. Additional impacts on our business drivers included the international enactment and implementation of new legislative and regulatory initiatives, the evolution of market participants’ trading behavior, and the continued rapid progression and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the second quarter of 2015 may be characterized as follows:

•

A  slower pace of new equity issuance in the U.S. with 49 IPOs on The NASDAQ Stock Market in the second quarter of 2015, down from 51  in the second quarter of 2014. IPO activity improved in the Nordics with 31 IPOs in the second quarter of 2015 compared to 17 IPOs in second quarter of 2014 on the Nasdaq Nordic and Nasdaq Baltic exchanges;

•

Average daily matched equity options volume for our three U.S. options exchanges decreased 13.0% in the second quarter of 2015 compared to the same period in 2014. Overall average daily U.S. options volume decreased 2.1% while our combined matched market share for our three U.S. options exchanges decreased by  3.0 percentage points;

•

Matched share volume for all of our U.S. cash equity markets decreased by 3.5%, while average daily U.S. share volume increased by 5.0% relative to the same period in 2014. Volatility, often a driver of volume levels, remained low in the second quarter of 2015. The decrease  in matched share volume was primarily due to a decrease in matched market share from 20.2% in the second quarter of 2014 (NASDAQ 17.1%; Nasdaq BX 2.6%; Nasdaq PSX 0.5%) to 18.6% in the second quarter of 2015 (NASDAQ 15.8%; Nasdaq BX 1.9%; Nasdaq PSX 0.9%);

•

Continuous cost focus in the industry has further increased the growth of our Nasdaq Basic product. The number of Nasdaq Basic subscribers increased 5.7% in the second quarter of 2015 compared to the same period in 2014;

•	A 28.2% increase relative to the second quarter of 2014 in the average daily number of cash equity trades on our Nordic and Baltic exchanges;
•	A 30.9% increase relative to the second quarter of 2014 in the SEK value of cash equity transactions on our Nordic and Baltic exchanges;
•

A  13.6% decline in U.S. fixed income notional trading volume, a slight decline in average daily Nordic and Baltic fixed income derivative contracts, and a 4.6% decline in total cleared power contracts for the quarter;

•

A  16.5%  increase in the average daily number of options and futures contracts traded on our Nordic and Baltic exchanges relative to the second quarter of 2014 (including Finnish option contracts traded on EUREX Group);

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

Financial Summary

The following table summarizes our financial performance for the three and six months ended June 30, 2015 when compared with the same periods in 2014.

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2015	2014	Change	2015	2014	Change

	(in millions, except per share amounts)			(in millions, except per share amounts)
Revenues less transaction-based expenses	$518	$523	(1.0)%	$1,025	$1,052	(2.6)%
Operating expenses	301	332	(9.3)%	781	677	15.4%
Operating income	217	191	13.6%	244	375	(34.9)%
Interest expense	27	30	(10.0)%	55	59	(6.8)%
Income before income taxes	192	162	18.5%	205	319	(35.7)%
Income tax provision	60	61	(1.6)%	64	114	(43.9)%
Net income attributable to Nasdaq	$133	$101	31.7%	$142	$205	(30.7)%
Diluted earnings per share	$0.77	$0.59	30.5%	$0.82	$1.18	(30.5)%

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

The following summarizes significant changes in our financial performance for the three and six months ended June 30, 2015 when compared with the same periods in 2014:

•

Revenues less transaction-based expenses decreased  $5 million, or 1.0%, to $518 million in the second quarter of 2015, compared with $523 million in the same period in 2014, reflecting an unfavorable impact from foreign exchange of $29 million, partially offset by an operational increase in revenues of $24 million. The increase in operational revenues was primarily due to an:

•	increase in Cash Equity Trading revenues less transaction-based expenses of $11 million, from both U.S. and European cash equity trading;
•	increase in Listing Services revenues of $9 million; and
•	increase in Index Licensing and Services revenues of $7 million, partially offset by a;
•	decrease in FICC revenues less transaction-based expenses of $4 million.
•

Revenues less transaction-based expenses decreased  $27 million, or 2.6%, to $1,025 million in the first six months of 2015, compared with $1,052 million in the same period in 2014, reflecting an unfavorable impact from foreign exchange of $58 million, partially offset by an operational increase in revenues of $31 million. The increase in operational revenues was primarily due to an:

•	increase in Listing Services revenues of $19 million;
•	increase in Cash Equity Trading revenues less transaction-based expenses of $18 million, from both U.S. and European cash equity trading;
•	increase in Index Licensing and Services revenues of $10 million;
•	increase in Data Products revenues of $6 million, primarily from U.S. data products; and
•	increase in Access and Broker Services revenues of $3 million, partially offset by a;
•	decrease in FICC revenues less transaction-based expenses of $12 million;
•

decrease in Equity Derivative Trading and Clearing revenues less transaction-based expenses of $10 million, primarily from U.S. equity derivative trading and clearing less transaction-based expenses; and

•	decrease in Corporate Solutions revenues of $5 million.
•

Operating expenses decreased  $31 million, or 9.3%, to $301 million in the second quarter of 2015, compared with $332 million in the same period of 2014, reflecting an operational decrease of $12 million and a favorable impact from foreign exchange of $19 million. The decrease in operational expenses was primarily due to a decrease in general, administrative and other expense and merger and strategic initiatives expense, partially offset by an increase in compensation and benefits expense.

•

Operating expenses increased  $104 million, or 15.4%, to $781 million in the first six months of 2015, compared with $677 million in the same period of 2014, reflecting an operational increase of $148 million, partially offset by a favorable impact from foreign exchange of $44 million. The increase in operational expenses was primarily due to restructuring charges of $152 million, an increase in general, administrative and other expense, an increase in compensation and benefits expense, and an increase in computer operations and data communications expense. These increases were partially offset by a decrease in merger and strategic initiatives expense.

•

Income tax provision was $60 million in the second quarter of 2015 compared with $61 million in the same period of 2014, a decrease of $1 million. The decrease was primarily due to a change in the geographic mix of earnings and losses. In addition, in the second quarter of 2014, we recorded adjustments related to our 2010 through 2012 tax return liabilities which resulted in an increase to the tax provision.

•

Income tax provision was $64 million in the first six months of 2015 compared with $114 million in the same period of 2014, a decrease of $50 million. The decrease was primarily due to a decline in income before income taxes.

These current and prior year items are discussed in more detail below.

Nasdaq’s Operating Results

Key Drivers

The following table includes key drivers for each of our segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Market Services
Equity Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	13.9	14.2	14.3	15.1
Nasdaq PHLX matched market share	16.4%	15.6%	17.1%	15.8%
The NASDAQ Options Market matched market share	6.8%	10.6%	8.2%	10.5%
Nasdaq BX Options Market matched market share	0.8%	0.8%	0.7%	0.9%
Total matched market share executed on Nasdaq's exchanges	24.0%	27.0%	26.0%	27.2%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume options and futures contracts(1)	399,900	343,338	401,180	364,701
Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	6.35	6.05	6.63	6.49
Matched share volume (in billions)	74.3	77.0	157.3	164.1
Matched market share executed on NASDAQ	15.8%	17.1%	16.4%	17.1%
Matched market share executed on Nasdaq BX	1.9%	2.6%	1.8%	2.8%
Matched market share executed on Nasdaq PSX	0.9%	0.5%	0.9%	0.5%
Total matched market share executed on Nasdaq's exchanges	18.6%	20.2%	19.1%	20.4%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	32.9%	32.5%	32.1%	32.4%
Total market share(2)	51.5%	52.7%	51.2%	52.8%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq's exchanges	424,915	331,546	432,549	358,140
Total average daily value of shares traded (in billions)	$5.4	$4.9	$5.5	$5.3
Total market share executed on Nasdaq's exchanges	67.7%	69.8%	68.2%	69.5%
Fixed Income, Currency and Commodities Trading and Clearing
Total U.S. fixed income
U.S. fixed income notional trading volume (in billions)	$8,281	$9,582	$16,646	$19,528
Nasdaq Nordic and Nasdaq Baltic fixed income
Total average daily volume fixed income contracts	105,432	105,642	106,245	111,500
Nasdaq Commodities
Power contracts cleared (TWh)(3)	329	345	692	774
Listing Services
Initial public offerings
NASDAQ	49	51	76	98
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	31	17	48	22
New listings
NASDAQ(4)	79	79	122	156
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(5)	38	32	56	41

Number of listed companies
NASDAQ(6)	2,828	2,709	2,828	2,709
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(7)	835	782	835	782
Information Services
Indexes Nasdaq calculates and distributes (in thousands)	42	42	42	42
Assets under management (in billions)(8)	$108	$96	$108	$96
Technology Solutions
Market Technology
Order intake (in millions)(9)	$31	$32	$71	$99
Total order value (in millions)(10)	$707	$658	$707	$658

(1)	Includes Finnish option contracts traded on EUREX Group.

(2)	Includes transactions executed on NASDAQ’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/NASDAQ Trade Report Facility.
(3)	Transactions executed on Nasdaq Commodities or OTC and reported for clearing to Nasdaq Commodities measured by TWh.
(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETFs.
(5)	New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.
(6)	Number of listed companies for NASDAQ at period end, including separately listed ETFs.
(7)	Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North at period end.
(8)	Represents assets under management in exchange traded products.
(9)	Total contract value of orders signed during the period.
(10)

Represents total contract value of signed orders that are yet to be recognized as revenue. Market Technology deferred revenue, as discussed in Note 7, “Deferred Revenue,” to the condensed consolidated financial statements, represents consideration received that is yet to be recognized as revenue for these signed orders.

Segment Operating Results

Of our total second quarter 2015 revenues less transaction-based expenses of $518 million, 36.5% was from our Market Services segment, 12.7% was from our Listing Services segment, 24.7% was from our Information Services segment and 26.1% was from our Technology Solutions segment. Of our total second quarter 2014 revenues less transaction-based expenses of $523 million, 37.7% was from our Market Services segment, 11.5% was from our Listing Services segment, 23.5% was from our Information Services segment and 27.3% was from our Technology Solutions segment.

Of our total first six months 2015 revenues less transaction-based expenses of $1,025 million, 36.8% was from our Market Services segment, 12.7% was from our Listing Services segment, 24.7% was from our Information Services segment and 25.9% was from our Technology Solutions segment. Of our total first six months 2014 revenues less transaction-based expenses of $1,052 million, 38.6% was from our Market Services segment, 11.1% was from our Listing Services segment, 23.4% was from our Information Services segment and 26.9% was from our Technology Solutions segment.

The following table shows our total revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2015	2014	Change	2015	2014	Change

	(in millions)			(in millions)
Market Services	$478	$539	(11.3)%	$1,018	$1,116	(8.8)%
Transaction-based expenses	(289)	(342)	(15.5)%	(641)	(710)	(9.7)%
Market Services revenues less transaction-based expenses	189	197	(4.1)%	377	406	(7.1)%
Listing Services	66	60	10.0%	130	117	11.1%
Information Services	128	123	4.1%	253	246	2.8%
Technology Solutions	135	143	(5.6)%	265	283	(6.4)%
Total revenues less transaction-based expenses	$518	$523	(1.0)%	$1,025	$1,052	(2.6)%

MARKET SERVICES

The following table shows total revenues, transaction-based expenses, and total revenues less transaction-based expenses from our Market Services segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2015	2014	Change	2015	2014	Change
	(in millions)			(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$97	$129	(24.8)%	$213	$265	(19.6)%
Transaction-based expenses:
Transaction rebates	(49)	(71)	(31.0)%	(113)	(145)	(22.1)%
Brokerage, clearance and exchange fees(1)	(4)	(8)	(50.0)%	(11)	(15)	(26.7)%
Equity derivative trading and clearing revenues less transaction-based expenses	44	50	(12.0)%	89	105	(15.2)%

Cash Equity Trading Revenues(2)	297	318	(6.6)%	636	661	(3.8)%
Transaction-based expenses:
Transaction rebates	(167)	(181)	(7.7)%	(364)	(391)	(6.9)%
Brokerage, clearance and exchange fees(2)	(68)	(81)	(16.0)%	(151)	(157)	(3.8)%
Cash equity trading revenues less transaction-based expenses	62	56	10.7%	121	113	7.1%

Fixed Income, Currency and Commodities Trading and Clearing Revenues	25	32	(21.9)%	50	69	(27.5)%
Transaction-based expenses:
Brokerage, clearance and exchange fees	(1)	(1)	-	(2)	(2)	-
Fixed income, currency and commodities trading and clearing revenues less transaction-based expenses	24	31	(22.6)%	48	67	(28.4)%
Access and Broker Services Revenues	59	60	(1.7)%	119	121	(1.7)%
Total Market Services revenues less transaction-based expenses	$189	$197	(4.1)%	$377	$406	(7.1)%

(1)

Includes Section 31 fees of  $4 million in the second quarter of 2015, $7 million in the second quarter of 2014, $10 million in the first six months of 2015 and $13 million in the first six months of 2014. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

(2)

Includes Section 31 fees of $63 million in the second quarter of 2015, $75 million in the second quarter of 2014, $140 million in the first six months of 2015 and $144 million in the first six months of 2014. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

Market Services revenues less transaction-based expenses decreased in the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to a decrease in FICC revenues less transaction-based expenses and equity derivative trading and clearing revenues less transaction-based expenses, partially offset by an increase in cash equity trading revenues less transaction-based expenses. Market Services revenues included an unfavorable impact from foreign exchange of $14 million in the second quarter of 2015 and $28 million in the first six months of 2015.

Equity Derivative Trading and Clearing Revenues

Equity derivative trading and clearing revenues decreased in the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to a decrease in gross capture, a decline in overall market share at our three U.S. options exchanges, a decline in U.S. industry trading volumes and an unfavorable impact from foreign exchange of $3 million in the second quarter of 2015 and $6 million in the first six months of 2015, partially offset by an increase in trading volumes in our European products.

Equity derivative trading and clearing revenues less transaction-based expenses decreased in the second quarter and first six months of 2015 compared with the same periods in 2014. The decrease in the second quarter was primarily due to a decline in overall market share at our three U.S. options exchanges and an unfavorable impact from foreign exchange of $3 million, partially offset by an increase in trading volumes in our European products. The decrease in the first six months was primarily due to declines in U.S. average net capture, a decline in U.S. industry trading volumes, a decline in overall market share at our three U.S. options exchanges and an unfavorable impact from foreign exchange of $6 million, partially offset by an increase in trading volumes in our European products.

Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses.  In the U.S. we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees.  Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees were $4 million in the second quarter of 2015, $7 million in the second quarter of 2014, $10 million in the first six months of 2015 and $13 million in the first six months of 2014.  The decrease in the second quarter and first six months of 2015 compared with the same periods in 2014 was primarily due to lower dollar value traded.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, decreased in the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to a decrease in overall rebate capture, a decline in overall market share at our three U.S. options exchanges and a decline in U.S. industry trading volumes.

Brokerage, clearance and exchange fees decreased in the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to lower Section 31 pass-through fees and a decline in volume routed.

Cash Equity Trading Revenues

Cash equity trading revenues decreased in the second quarter and first six months of 2015 compared with the same periods in 2014  primarily due to a decrease in our overall U.S. matched market share, a  decline in U.S. revenue capture, a decrease in Section 31 pass-through fees and an unfavorable impact from foreign exchange of $5 million in the second quarter of 2015 and $10 million in the first six months of 2015, partially offset by higher U.S. and European industry trading volumes.

Cash equity trading revenues less transaction-based expenses increased in the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to higher U.S. average net capture and higher U.S. and European industry trading volumes, partially offset by a decrease in our overall U.S. matched market share and an unfavorable impact from foreign exchange of $5 million in the second quarter of 2015 and $10 million in the first six months of 2015.

Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees were $63 million in the second quarter of 2015, $75 million in the second quarter of 2014, $140 million in the first six months of 2015 and $144 million in the first six months of 2014. The decrease in the second quarter and first six months of 2015 was primarily due to lower dollar value traded on Nasdaq’s trading systems, partially offset by  higher pass-through fee rates.

For NASDAQ and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that removes the liquidity. These transaction rebates decreased in the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to a decline in rebate capture and a  decrease in our overall U.S. matched market share, partially offset by an increase in U.S. industry trading volumes.

Brokerage, clearance and exchange fees decreased in the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to a decrease in Section 31 pass-through fees and a decline in volume routed.

FICC Revenues

FICC revenues less transaction-based expenses decreased in the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to a decrease related to a scheduled contract termination of an eSpeed technology licensing customer, volume declines in commodities and U.S. fixed income products, and an unfavorable impact from foreign exchange of $3 million in the second quarter of 2015 and $7 million in the first six months of 2015.

Access and Broker Services Revenues

Access and Broker Services revenues decreased slightly in the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to an unfavorable impact from foreign exchange of $3 million in the second quarter of 2015 and $5 million in the first six months of 2015, partially offset by an increase in customer demand for network connectivity.

LISTING SERVICES

The following table shows revenues from our Listing Services segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2015	2014	Change	2015	2014	Change

	(in millions)			(in millions)
Listing Services revenues	$66	$60	10.0%	$130	$117	11.1%

Listing Services revenues increased in the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to an increase in U.S. listing services revenues, partially offset by a decrease in European listing services revenues. The increase in U.S. listing services revenues was primarily due to an increase in annual listing fees as a result of pricing actions and an increase in the number of listed companies. The number of NASDAQ listed companies was 2,828 as of June 30, 2015 compared with  2,709 as of June 30, 2014. The decrease in European listing services revenues in the second quarter of 2015 and first six months of 2015 was driven by an unfavorable impact from foreign exchange of $3 million in the second quarter of 2015 and $6 million in the first six months of 2015, partially offset by an operational increase reflecting an increase in the number of listed companies and higher annual fees.

INFORMATION SERVICES

The following table shows revenues from our Information Services segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2015	2014	Change	2015	2014	Change

	(in millions)			(in millions)
Information Services Revenues:
Data Products revenues	$99	$101	(2.0)%	$199	$201	(1.0)%
Index Licensing and Services revenues	29	22	31.8%	54	45	20.0%
Total Information Services revenues	$128	$123	4.1%	$253	$246	2.8%

Information Services

Information Services revenues increased in the second quarter and first six months of 2015 compared with the same periods in 2014 due to an increase in Index Licensing and Services revenues.

Data Products Revenues

Data products revenues decreased in the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to lower audit collections and an unfavorable impact from foreign exchange of $4 million in the second quarter and $8 million in the first six months of 2015, partially offset by higher customer demand for U.S. proprietary data products and the inclusion of revenues associated with the acquisition of DWA in January 2015.

Index Licensing and Services Revenues

Index Licensing and Services revenues increased in the second quarter and first six months of 2015 compared with the same periods in 2014. These increases were primarily due to the inclusion of revenues associated with the acquisition of DWA in January 2015 and higher revenue derived from exchange traded products licensed to Nasdaq indexes, reflecting increases in assets under management in listed products.

TECHNOLOGY SOLUTIONS

The following table shows revenues from our Technology Solutions segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2015	2014	Change	2015	2014	Change

	(in millions)			(in millions)
Technology Solutions Revenues:
Corporate Solutions revenues	$76	$80	(5.0)%	$151	$161	(6.2)%
Market Technology revenues	59	63	(6.3)%	114	122	(6.6)%
Total Technology Solutions revenues	$135	$143	(5.6)%	$265	$283	(6.4)%

Technology Solutions

Technology Solutions revenues decreased in the second quarter and first six months of 2015 compared with the same periods in 2014 due to decreases in both Corporate Solutions and Market Technology revenues. Technology Solutions revenues included an unfavorable impact from foreign exchange of $8 million in the second quarter of 2015 and $15 million in the first six months of 2015.

Corporate Solutions Revenues

Corporate Solutions revenues decreased in the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to a  decline in the demand for our investor relations products and an unfavorable impact from foreign exchange of $3 million in the second quarter of 2015 and $5 million in the first six months of 2015, partially offset by an increase in governance revenues.

Market Technology Revenues

Market Technology revenues decreased in the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to an unfavorable impact from foreign exchange of $5 million in the second quarter of 2015 and $10 million in the first six months of 2015 and lower software license and support revenues. Partially offsetting these decreases were operational increases in software as a service revenues primarily reflecting higher broker surveillance revenues.

Total Order Value

As of June 30, 2015, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $707 million. Market Technology deferred revenue, included in total Technology Solutions deferred revenue of $200 million, represents consideration received that is yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of Market Technology revenues to be recognized in the future represents our best estimate:

Total Order Value

(in millions)
Fiscal year ended:
2015(1)	$106
2016	206
2017	127
2018	96
2019	62
2020 and thereafter	110
Total	$707

(1)   Represents revenues that are anticipated to be recognized over the remaining six months of 2015.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2015	2014	Change	2015	2014	Change

	(in millions)			(in millions)
Compensation and benefits	$144	$145	(0.7)%	$291	$303	(4.0)%
Marketing and advertising	6	9	(33.3)%	13	18	(27.8)%
Depreciation and amortization	34	35	(2.9)%	67	69	(2.9)%
Professional and contract services	42	42	-	76	81	(6.2)%
Computer operations and data communications	23	23	-	58	45	28.9%
Occupancy	21	24	(12.5)%	42	49	(14.3)%
Regulatory	7	7	-	14	14	-
Merger and strategic initiatives	3	14	(78.6)%	3	42	(92.9)%
General, administrative and other	19	33	(42.4)%	65	56	16.1%
Restructuring charges	2	-	#	152	-	#
Total operating expenses	$301	$332	(9.3)%	$781	$677	15.4%

#Denotes a variance equal to 100.0%.

Total operating expenses decreased $31 million in the second quarter of 2015 compared with the same period in 2014. The decrease reflects an operational decrease of $12 million and a favorable impact from foreign exchange of $19 million. The operational decrease in the second quarter of 2015 was primarily due to lower merger and strategic initiatives expense and general administrative and other expense, partially offset by higher compensation and benefits expense and restructuring charges.

Total operating expenses increased $104 million in the first six months of 2015 compared with the same period in 2014. The increase reflects an operational increase of $148 million, partially offset by a favorable impact from foreign exchange of $44 million. The operational increase in the first six months of 2015 when compared to the prior year period was primarily due to restructuring charges, higher computer operations and data communications expense, higher general administrative and other expense, and higher compensation and benefits expense, partially offset by a decrease in merger and strategic initiatives expense.

Compensation and benefits expense decreased in both the second quarter and the first six months of 2015 compared with the same periods in 2014 primarily due to a favorable impact from foreign exchange of $10 million in the second quarter of 2015 and $21 million in the first six months of 2015.  Partially offsetting these foreign exchange impacts were increased compensation costs resulting from our acquisition of DWA in January 2015, as well as overall higher compensation costs associated with increased financial performance. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased slightly to 3,819 employees at June 30, 2015 from 3,762 employees at June 30, 2014.

Marketing and advertising expense decreased in both the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to lower brand and event driven marketing costs.

Professional and contract services expense was flat in the second quarter of 2015 compared with the same period in 2014 and decreased in the first six months of 2015 compared with the same period in 2014. The decrease was primarily due to a favorable impact from foreign exchange of $5 million.

Computer operations and data communications expense was flat in the second quarter of 2015 compared with the same period in 2014 and increased in the first six months of 2015 compared with the same period in 2014. The increase was primarily due to an increase in VAT, reflecting a charge for the reversal of previously recorded VAT receivables no longer deemed collectible of $12 million and higher software lease and maintenance costs, partially offset by a favorable impact from foreign exchange of $7 million. See “Other Tax Matter,” of Note 2, “Basis of Presentation and Principles of Consolidation,” to the condensed consolidated financial statements for further discussion of the VAT receivables.

Occupancy expense decreased in the second quarter and first six months of 2015 compared with the same periods in 2014 reflecting lower facility and rent costs due to our restructuring activities and lower costs resulting from services no longer needed under the transition services agreement that was entered into in connection with our acquisition of the TR Corporate businesses. In addition, there was a favorable impact from foreign exchange of $1 million in the second quarter of 2015 and $3 million for the first six months of 2015.

Merger and strategic initiatives expense was $3 million for both the three and six months ended June 30, 2015 and primarily related to certain strategic initiatives and our acquisition of DWA. Merger and strategic initiatives expense was $14 million in the second quarter of 2014 and $42 million in the first six months of 2014 and primarily related to our acquisition of the TR Corporate businesses and other strategic initiatives.

General, administrative and other expense decreased in the second quarter of 2015 and increased in the first six months of 2015 compared with the same periods in 2014. The decrease in the second quarter of 2015 primarily reflects a $9 million loss on extinguishment of debt recorded in the second quarter of 2014 and lower bad debt and other costs in the second quarter of 2015. The increase in the first six months of 2015 mainly relates to a loss reserve of $31 million for litigation arising from the Facebook IPO in May 2012. The reserve is intended to cover the estimated amount of a settlement of class action litigation initiated on behalf of investors in Facebook common stock on the date of its IPO. The reserve would also cover the anticipated cost of re-opening Nasdaq’s voluntary accommodation program to allow any Nasdaq member that did not file for compensation in 2013 to submit a claim during the second quarter of 2015, subject to the conditions and limitations that were applicable to claims filed in 2013. Nasdaq expects that the reopening of the accommodation program will fully resolve claims by UBS Securities against Nasdaq. Nasdaq further anticipates that some or all of the amounts paid from the loss reserve will be reimbursed by applicable insurance coverage. Partially offsetting this increase was a $9 million loss on extinguishment of debt recorded in the second quarter of 2014 and lower bad debt expense and other costs in the second quarter of 2015.

Restructuring charges were $2 million in the second quarter of 2015 and $152 million in the first six months of 2015. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges recorded during the second quarter and the first six months of 2015.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2015	2014	Change	2015	2014	Change
	(in millions)			(in millions)
Interest income	$1	$1	-	$1	$3	(66.7)%
Interest expense	(27)	(30)	(10.0)%	(55)	(59)	(6.8)%
Net interest expense	(26)	(29)	(10.3)%	(54)	(56)	(3.6)%
Net income from unconsolidated investees	1	-	#	15	-	#
Total non-operating expenses	$(25)	$(29)	(13.8)%	$(39)	$(56)	(30.4)%

#Denotes a variance equal to 100.0%.

Total non-operating expenses decreased in the second quarter and first six months of 2015 compared with the same periods in 2014. The decrease in the second quarter of 2015 is primarily due to a decrease in interest expense. The decrease in the first six months of 2015 is primarily due to an increase in net income from unconsolidated investees and a decrease in interest expense.

Interest Expense

Interest expense for the second quarter of 2015 was $27 million, and was comprised of $26 million of interest expense and $1 million of non-cash debt issuance amortization expense. Interest expense for the second quarter of 2014 was $30 million, and was comprised of $28 million of interest expense, $1 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees.

Interest expense for the first six months of 2015 was $55 million, and was comprised of $53 million of interest expense and $2 million of non-cash debt issuance amortization expense. Interest expense for the first six months of 2014 was $59 million, and was comprised of $56 million of interest expense, $2 million of non-cash debt issuance amortization expense, and $1 million of other bank and investment-related fees.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Net Income from Unconsolidated Investees

Net income from unconsolidated investees increased in the second quarter and first six months of 2015 compared with the same periods in 2014 primarily due to income recognized from our equity method investment in OCC. We were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when OCC financial statements were made available to us. As a result, we recorded other income of $13 million in the first six months of 2015 relating to our share of OCC’s income for the year ended December 31, 2014.

See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our investment in OCC.

Income Tax Matters

Nasdaq’s income tax provision was $60 million in the second quarter of 2015 and $64 million in the first six months of 2015 compared with $61 million in the second quarter of 2014 and $114 million in the first six months of 2014. The overall effective tax rate was 31% in the second quarter and first six months of 2015 compared with 38% in the second quarter of 2014 and 36% in the first six months of 2014. For further discussion of our income tax matters, see “Income Tax Matters,” of Note 2, “Basis of Presentation and Principles of Consolidation.”

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

Non-GAAP adjustments for the quarter ended June 30, 2015 primarily related to the following:

(i) restructuring charges of $2 million. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion,  (ii) amortization expense of acquired intangible assets of $15 million, (iii) merger and strategic initiatives costs of $3 million primarily related to certain strategic initiatives and our acquisition of DWA, and (iv) adjustment to the income tax provision of $10 million to reflect these non-GAAP adjustments.

Non-GAAP adjustments for the quarter ended June 30, 2014 primarily related to the following:

(i) special legal expense of $1 million, (ii) amortization expense of acquired intangible assets of $18 million, (iii) loss on debt extinguishment of $9 million, (iv) merger and strategic initiatives costs of $14 million primarily related to our acquisition of the TR Corporate businesses and other strategic initiatives, and (v) adjustment to the income tax provision of $12 million to reflect these non-GAAP adjustments.

Non-GAAP adjustments for the six months ended June 30, 2015 primarily related to the following:

(i) other income from OCC equity investment of $13 million. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion, (ii) restructuring charges of $152 million. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion, (iii) special legal expenses of $31 million. See “Litigation,” of Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion, (iv) amortization expense of acquired intangible assets of $31 million, (v) reversal of previously recorded VAT receivables no longer deemed collectible of $12 million, (vi) merger and strategic initiatives costs of $3 million primarily related to certain strategic initiatives and our acquisition of DWA, and (vii) adjustment to the income tax provision of $76 million to reflect these non-GAAP adjustments.

Non-GAAP adjustments for the six months ended June 30, 2014 primarily related to the following:

(i) special legal expense of $2 million, (ii) amortization expense of acquired intangible assets of $36 million, (iii) loss on debt extinguishment of $9 million, (iv)  merger and strategic initiatives costs of $42 million primarily related to our acquisition of the TR Corporate businesses and other strategic initiatives, and (v) adjustment to the income tax provision of $27 million to reflect these non-GAAP adjustments.

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$133	$0.77	$101	$0.59
Non-GAAP adjustments:
Restructuring charges	2	0.01	-	-
Special legal expenses	-	-	1	0.01
Amortization of acquired intangible assets	15	0.09	18	0.10
Extinguishment of debts	-	-	9	0.05
Merger and strategic initiatives	3	0.02	14	0.08
Adjustment to the income tax provision to reflect non-GAAP adjustments	(10)	(0.06)	(12)	(0.07)
Total non-GAAP adjustments, net of tax	10	0.06	30	0.17
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$143	$0.83	$131	$0.76
Weighted-average common shares outstanding for diluted earnings per share		172,141,653		172,472,636

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$142	$0.82	$205	$1.18
Non-GAAP adjustments:
Income from OCC equity investment	(13)	(0.08)	-	-
Restructuring charges	152	0.88	-	-
Special legal expenses	31	0.18	2	0.01
Amortization of acquired intangible assets	31	0.18	36	0.21
Reversal of value added tax refund	12	0.07	-	-
Extinguishment of debt	-	-	9	0.05
Merger and strategic initiatives	3	0.02	42	0.24
Other	-	-	1	0.01
Adjustment to the income tax provision to reflect non-GAAP adjustments	(76)	(0.44)	(27)	(0.16)
Total non-GAAP adjustments, net of tax	140	0.81	63	0.36
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$282	$1.63	$268	$1.54
Weighted-average common shares outstanding for diluted earnings per share		172,395,034		173,105,217

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

Our 2014 Credit Facility consists of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). As of June 30, 2015, availability under the revolving credit commitment was $587 million. See “2014 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

In the near term, we expect that our operations and availability under our revolving credit commitment will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends.

Various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $300 million at June 30, 2015, compared with $420 million at December 31, 2014, a decrease of $120 million. Current asset balance changes increased working capital by $46 million, with increases in default funds and margin deposits and financial investments, at fair value, partially offset by decreases in cash and cash equivalents, receivables, net, and restricted cash. Current liability balance changes decreased working capital by $166 million, primarily due to increases in default funds and margin deposits, Section 31 fees payable to the SEC, deferred revenue and other current liabilities, partially offset by decreases in accrued personnel costs and deferred tax liabilities.

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

Financial Assets

The following table summarizes our financial assets:

	June 30, 2015	December 31, 2014
	(in millions)
Cash and cash equivalents	$324	$427
Restricted cash	17	49
Financial investments, at fair value	264	174
Total financial assets	$605	$650

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly rated liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of June 30, 2015, our cash and cash equivalents of $324 million were primarily invested in bank deposits, money market funds and commercial paper. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of June 30, 2015 decreased $103 million from December 31, 2014 primarily due to net cash used in investing and financing activities, partially offset by net cash provided by operating activities. See “Cash Flow Analysis” below for further discussion.

As of June 30, 2015 and December 31, 2014, current restricted cash included cash held for regulatory purposes and other requirements and is not available for general use. Current restricted cash was $17 million as of June 30, 2015 and $49 million as of December 31, 2014, a decrease of $32 million. The decrease is primarily due to lower restricted cash requirements in our Nordic and Baltic operations. Current restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $107 million as of June 30, 2015 and $83 million as of December 31, 2014. The remaining balance held in the U.S. totaled $217 million as of June 30, 2015 and $344 million as of December 31, 2014.

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

Cash Dividends on Common Stock

In June 2015, we paid a quarterly cash dividend of $0.25 per share on our outstanding common stock, and in March 2015, we paid a quarterly cash dividend of $0.15 per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $264 million as of June 30, 2015 and $174 million as of December 31, 2014 and are primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $158 million as of  June 30, 2015 and $159 million as of December 31, 2014 are assets utilized to meet regulatory capital requirements primarily for clearing operations at Nasdaq Nordic Clearing. In addition, we held available-for-sale investment securities in short-term commercial paper at June 30, 2015. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading and available-for-sale investment securities.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	June 30, 2015	December 31, 2014

		(in millions)
5.25% senior unsecured notes (1)	January 2018	$368	$368
$750 million revolving credit commitment (2)	November 2019	160	119
5.55% senior unsecured notes (1)	January 2020	596	596
3.875% senior unsecured notes (1)	June 2021	662	720
4.25% senior unsecured notes (1)	June 2024	495	494
Total long-term debt obligations		$2,281	$2,297

(1)	Net of unamortized debt discount and debt issuance costs.
(2)	Net of unamortized debt issuance costs.

In addition to the $750 million revolving credit commitment due November 2019, we also have other credit facilities related to our Nordic clearing operations in order to provide further liquidity and for default protection. At June 30, 2015, these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $206 million in available liquidity, none of which was utilized. At December 31, 2014,  these credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled  $236 million ($197 million in available liquidity and $39 million for default protection), of which $7 million was utilized.

At June 30, 2015, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Nordic Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At June 30, 2015, our required regulatory capital consisted of $158 million of highly rated European government debt securities that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets.

Broker-Dealer Net Capital Requirements

Our operating broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access and NPM Securities, LLC are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. At June 30, 2015, Nasdaq Execution Services was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $8.7 million, or $8.4 million in excess of the minimum amount required. At June 30, 2015, Execution Access was required to maintain minimum net capital of $0.6 million and had total net capital of $39.3 million, or $38.7 million in excess of the minimum amount required. At June 30, 2015, NPM Securities had total net capital of $0.3 million. The minimum net capital required was immaterial.

Other Capital Requirements

Nasdaq Execution Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with OCC.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Six Months Ended June 30,
	2015	2014	Percentage Change

	(in millions)
Net cash provided by (used in):
Operating activities	$406	$383	6.0%
Investing activities	(418)	(94)	#
Financing activities	(88)	(373)	(76.4)%
Effect of exchange rate changes on cash and cash equivalents	(3)	-	#
Net decrease in cash and cash equivalents	(103)	(84)	22.6%
Cash and cash equivalents at the beginning of period	427	398	7.3%
Cash and cash equivalents at the end of period	$324	$314	3.2%

#Denotes a variance greater than or equal to 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the six months ended June 30, 2015:

•	Net income of $141 million, plus:
•

Adjustments to reconcile net income to net cash provided by operating activities of $158 million comprised primarily of $134 million in non-cash restructuring charges, $67 million of depreciation and amortization expense, and $32 million of share-based compensation expense,  partially offset by deferred income taxes of $64 million and net income from unconsolidated investees of $15 million.

•	Increase in deferred revenue of $58 million mainly due to Listing Services’ annual billings.
•	Decrease in accounts receivable, net of $54 million primarily due to the timing of collections and activity.
•	Increase in Section 31 fees payable to the SEC of $23 million primarily due to timing of payments, which are made twice a year in September and March.
•	Decrease in other assets of $13 million primarily reflecting lower restricted cash requirements in our Nordic and Baltic operations.

Partially offset by a:

•	Decrease in accrued personnel costs of $45 million primarily due to the payment of our 2014 incentive compensation in the first quarter of 2015, partially offset by the 2015 accrual.

The following items impacted our net cash provided by operating activities for the six months ended June 30, 2014:

•	Net income of $205 million, plus:
•

Adjustments to reconcile net income to net cash provided by operating activities of $110 million comprised primarily of $69 million of depreciation and amortization expense, $30 million of share-based compensation expense and $20 million of non-cash merger and strategic initiatives expense, partially offset by deferred income taxes of $21 million.

•	Increase in deferred revenue of $99 million mainly due to Listing Services’ annual billings.
•

Increase in Section 31 fees payable to the SEC of $72 million primarily due to timing of payments, which are made twice a year in September and March, partially offset by higher dollar value traded on Nasdaq’s trading systems.

Partially offset by a:

•	Decrease in accrued personnel costs of $54 million primarily due to the payment of our 2013 incentive compensation in the first quarter of 2014, partially offset by the 2014 accrual.
•	Decrease in accounts payable and accrued expenses of $36 million reflecting a decrease in interest payable as well as the timing of trade payables.
•	Increase in accounts receivable, net of $10 million primarily due to the timing of collections and activity.

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 primarily consisted of our acquisition of DWA in January 2015, our purchases of trading and available-for-sale investment securities, a capital contribution in connection with our equity method investment in OCC and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading and available-for-sale investment securities.

Net cash used in investing activities for the six months ended June 30, 2014 primarily consisted of purchases of trading and available-for-sale investment securities and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net Cash Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 primarily consisted of repayment of $91 million on the revolving credit commitment of our 2014 Credit Facility, $68 million related to cash dividends paid on our common stock, and $55  million of cash used to repurchase our common stock, partially offset by the utilization of our 2014 Credit Facility to partially fund our acquisition of DWA and other general corporate purposes of $131 million.

Net cash used in financing activities in the six months ended June 30, 2014 primarily consisted of $754 million of cash used in connection with the repayment of debt obligations, which consisted of a $408 million payment to repay in full and terminate previously issued notes, a required quarterly principal payment of $22 million and an optional prepayment of $204 million on our 2016 Term Loan, reflecting all mandatory principal payments required until maturity in September 2016, and the repayment of the total amount drawn on the revolving credit commitment of $120 million, which included $25 million of proceeds received during the three months ended March 31, 2014. In addition, cash used in financing activities included $93 million related to the repurchase of our common stock and $47 million related to cash dividends paid on our common stock. Partially offsetting these decreases were net proceeds received of $494 million from the issuance of our 2024 Notes.

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

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of June 30, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in millions)
Debt obligations by contract maturity(1)	$2,889	$38	$207	$712	$1,932
Minimum rental commitments under non-cancelable operating leases, net(2)	350	46	123	80	101
Other obligations(3)	13	10	3	-	-
Total	$3,252	$94	$333	$792	$2,033

(1)

Our debt obligations include both principal and interest obligations. At June 30, 2015, an interest rate of 2.30% was used to compute the amount of the contractual obligations for interest on the 2014 Credit Facility. All other debt obligations were primarily calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at June 30, 2015. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)	Other obligations primarily consist of a potential future escrow agreement payment related to a prior acquisition as well as other service agreement payments.

Off-Balance Sheet Arrangements

 For discussion of off-balance sheet arrangements see:

•

Note 14, “Clearing Operations,” to the condensed consolidated financial statements for further discussion of our non-cash default fund contributions and margin deposits received for clearing operations; and

•	Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion of:
•	Guarantees issued and credit facilities available;
•	Lease commitments;
•	Other guarantees;
•	Non-cash contingent consideration;
•	OCC;
•	Routing brokerage activities;
•	Litigation; and
•	Tax audits.

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

Investments

As of June 30, 2015, our investment portfolio was primarily comprised of trading securities, mainly highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2015, the fair value of this portfolio would have declined by $5 million.

Debt

As of June 30, 2015, substantially all of our debt obligations are fixed-rate obligations. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of borrowings under our $750 million revolving credit commitment, as the interest rate on this facility has a variable interest rate. As of June 30, 2015, the principal amount outstanding under this facility was  $163 million. A hypothetical 100 basis points increase in interest rates on this facility would increase interest expense by approximately $2 million based on borrowings as of June 30, 2015.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency transaction risk.

The table below sets forth our primary exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and six months ended June 30, 2015. Due to our restructuring charges and other non-GAAP charges discussed below, we have also provided operating income and percentage of operating income on a non-GAAP basis for the three and six months ended June 30, 2015 as a majority of these charges were recorded in currencies other than the U.S. dollar, primarily the Swedish Krona.

Management uses non-GAAP measures to evaluate operating performance, and management decisions during the reporting period are made by excluding certain items that we believe have less significance on, or do not impact, the day-to-day performance of our business. Since the charges discussed below had a material impact on our non-U.S. operating results for the three and six months ended June 30, 2015, we believe that non-GAAP operating income results better reflect our on-going exposure to foreign currency exchange rate risk. For further discussion of our non-GAAP financial measures, see “Non-GAAP Financial Measures,” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Non-GAAP adjustments for the quarter ended June 30, 2015 related to the following:

•	restructuring charges of $2 million - for further discussion, see Note 3, “Restructuring Charges,” to the condensed consolidated financial statements;
•	merger and strategic initiatives costs of $3 million primarily related to certain strategic initiatives and our acquisition of DWA; and
•

amortization expense of acquired intangible assets of $15 million. Since management does not consider intangible asset amortization expense for the purpose of evaluating the performance of the business or its managers or when making decisions to allocate resources, such expenses have been shown as a non-GAAP adjustment.

  Non-GAAP adjustments for the six months ended June 30, 2015 related to the following:

•	restructuring charges of $152 million - for further discussion, see Note 3, “Restructuring Charges,” to the condensed consolidated financial statements;
•	merger and strategic initiatives costs of $3 million primarily related to certain strategic initiatives and our acquisition of DWA;
•

a loss reserve of $31 million relating to certain legal proceedings - for further discussion, see “Litigation,” of Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements;

•

amortization expense of acquired intangible assets of $31 million. Since management does not consider intangible asset amortization expense for the purpose of evaluating the performance of the business or its managers or when making decisions to allocate resources, such expenses have been shown as a non-GAAP adjustment; and

•

reversal of previously recorded VAT receivables no longer deemed collectible of $12 million. See “Other Tax Matter,” of Note 2, “Basis of Presentation and Principles of Consolidation,” to the condensed consolidated financial statements for further discussion of the VAT receivables.

Our primary exposure to foreign currency denominated revenues less transaction-based expenses, operating income, and non-GAAP operating income for the three and six months ended June 30, 2015 is presented in the following table:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total

	(in millions, except currency rate)
Three months ended June 30, 2015
Average foreign currency rate to the U.S. dollar	1.1066	0.1189	#	N/A	N/A
Percentage of revenues less transaction-based expenses	10.5%	8.4%	4.4%	76.7%	100.0%
Percentage of operating income	15.2%	1.4%	(7.8)%	91.2%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(6)	$(4)	$(2)	$-	$(12)
Impact of a 10% adverse currency fluctuation on operating income	$(3)	$-	$(2)	$-	$(5)

Reconciliation between U.S. GAAP operating income and non-GAAP operating income:
Operating income (loss)	$33	$3	$(17)	$198	$217
Non-GAAP adjustments:
Restructuring charges	3	1	2	(4)	2
Merger and strategic initiatives	-	-	-	3	3
Amortization of acquired intangible assets	-	3	2	10	15
Non-GAAP operating income (loss)	$36	$7	$(13)	$207	$237
Percentage of non-GAAP operating income	15.2%	3.0%	(5.5)%	87.3%	100.0%
Impact of a 10% adverse currency fluctuation on non-GAAP operating income	$(4)	$(1)	$(1)	$-	$(6)

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total

	(in millions, except currency rate)
Six months ended June 30, 2015
Average foreign currency rate to the U.S. dollar	1.1161	0.1194	#	N/A	N/A
Percentage of revenues less transaction-based expenses	10.6%	8.6%	4.3%	76.5%	100.0%
Percentage of operating income	28.7%	(55.7)%	(13.1)%	140.1%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(11)	$(9)	$(4)	$-	$(24)
Impact of a 10% adverse currency fluctuation on operating income	$(7)	$(14)	$(3)	$-	$(24)

Reconciliation between U.S. GAAP operating income and non-GAAP operating income:
Operating income (loss)	$70	$(136)	$(32)	$342	$244
Non-GAAP adjustments:
Restructuring charges	5	129	4	14	152
Merger and strategic initiatives	-	-	-	3	3
Special legal expenses	-	-	-	31	31
Amortization of acquired intangible assets	1	6	4	20	31
Reversal of value added tax refund	-	12	-	-	12
Non-GAAP operating income (loss)	$76	$11	$(24)	$410	$473
Percentage of non-GAAP operating income	16.1%	2.3%	(5.1)%	86.7%	100.0%
Impact of a 10% adverse currency fluctuation on non-GAAP operating income	$(8)	$(1)	$(2)	$-	$(11)

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

Our primary exposure to net assets in foreign currencies as of June 30, 2015 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation

	(in millions)
Swedish Krona(1)	$3,376	$(338)
Norwegian Krone	201	(20)
British Pound	149	(15)
Euro	143	(14)
Australian Dollar	82	(8)

(1)Includes goodwill of $2,639 million and intangible assets, net of $663 million.

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

Execution Access is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of June 30, 2015, we have contributed $25 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

(b) Internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

As previously disclosed, we became a party to several legal and regulatory proceedings in 2012, 2013, and 2014 relating to the Facebook IPO that occurred on May 18, 2012.

As described in our Annual Report on Form 10-K for the year ended December 31, 2012, we are named as a defendant in a consolidated matter captioned In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389 (S.D.N.Y.). On May 22, 2015, the parties executed a stipulation of settlement, and on June 25, 2015, the court entered an order preliminarily approving the settlement, which remains subject to final court approval.

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

We also are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Exchange Act, and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. We filed a motion to dismiss the amended complaint on November 3, 2014. In response, the plaintiffs filed a second amended complaint on November 24, 2014, which names the same defendants and alleges essentially the same violations. We then filed a motion to dismiss the second amended complaint on January 23, 2015. The plaintiffs filed an opposition to our motion to dismiss on March 24, 2015, and we filed a reply brief on May 8, 2015. On January 12, 2015, the court consolidated this case in a multi-district litigation proceeding under the heading In re Barclays Liquidity Cross and High Frequency Trading Litigation, 14-md-02589 (S.D.N.Y). The consolidated cases bring claims against Barclays PLC and Barclays Capital alleging that certain marketing materials about Barclays LX contained false or misleading statements. Although the Providence matter has been consolidated with the Barclays matter, separate motions to dismiss have been filed and argued for each case. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe the claims to be without merit and intend to litigate them vigorously.

In addition, we are named as one of many exchange defendants in Lanier v. BATS Exchange Inc., et al., 14 Civ. 3745 (S.D.N.Y.), Lanier v. BATS Exchange Inc., et al., 14 Civ. 3865 (S.D.N.Y.), and Lanier v. Bats Exchange Inc., 14 Civ. 3866 (S.D.N.Y.), which were filed between May 23, 2014 and May 30, 2014 in the United States District Court for the Southern District of New York. The plaintiff is the same in each of these cases, and the three complaints contain substantially similar allegations. On behalf of a putative class of subscribers for market data provided by national exchanges, the plaintiff alleges that the exchanges provided data more quickly to certain market participants than to others, supposedly in breach of the exchanges’ plans for dissemination of market data and subscriber agreements executed under those plans. The complaint asserts contractual theories under state law based on these alleged breaches. On September 29, 2014, we filed a motion to dismiss the complaints. The court heard oral argument on the motion on January 16, 2015. On April 28, 2015, the district court entered an order dismissing the complaints with prejudice, concluding that they are foreclosed by the Exchange Act and in any event do not state a claim under the contracts. The plaintiff has appealed the judgment of dismissal to the United States Court of Appeals for the Second Circuit. Given the preliminary nature of the proceedings, and particularly the fact that the complaints have been dismissed, we are unable to estimate what, if any, liability may result from this litigation. However, we believe (as the district court concluded) that the claims are without merit and intend to litigate the appeal vigorously.

As reported in our Quarterly Report on Form 10-Q for the period ended March 31, 2015, we are a defendant in a putative class action, Rabin v. NASDAQ OMX PHLX LLC, et al., No. 15-551 (E.D. Pa.). We intend to file a motion to dismiss the complaint. We believe the claims to be without merit and intend to litigate them vigorously.

Except as disclosed above and in prior reports filed under the Exchange Act, we are not currently a party to any litigation or proceeding that we believe could have a material adverse effect on our business, consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

Item 1A.   Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 as filed with the SEC on February 17, 2015 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, as filed with the SEC on May 6, 2015. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.

Employee Transactions

In addition to our share repurchase program, during the quarter ended June 30, 2015, we also purchased shares from employees in connection with the settlement of income tax and related benefit withholding obligations arising from the vesting of restricted stock grants.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the quarter ended June 30, 2015.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2015
Share repurchase program	345,610	$49.81	345,610	$490
Employee transactions	4,975	$50.45	N/A	N/A

May 2015
Share repurchase program	130,000	$50.46	130,000	$483
Employee transactions	37,263	$51.28	N/A	N/A

June 2015
Share repurchase program	18,000	$52.09	18,000	$482
Employee transactions	28,054	$50.60	N/A	N/A

Total Quarter Ended June 30, 2015
Share repurchase program	493,610	$50.06	493,610	$482
Employee transactions	70,292	$50.95	N/A	N/A

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

Not applicable.

Item 6.Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The NASDAQ OMX Group, Inc.
(Registrant)

Date: August 6, 2015	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: August 6, 2015	By:	/s/ Lee Shavel
	Name:	Lee Shavel
	Title:	Chief Financial Officer and Executive Vice President, Corporate Strategy

Exhibit Index

Exhibit Number

10.1	Form of Nasdaq Restricted Stock Unit Award Certificate (directors).*

10.2

  The NASDAQ OMX Group, Inc. Executive Corporate Incentive Plan, effective as of January 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2015).*

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

**The following materials from The NASDAQ OMX Group, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) notes to condensed consolidated financial statements.