Form 10-Q
period 2016-03-31
NASDAQ, INC.
filed 2016-05-05
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2016
Common Stock, $.01 par value per share	164,514,657 shares

Nasdaq, Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2016

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

* * * * * *

The following is a non-exclusive list of registered trademarks, registered service marks, or trademarks or service marks of Nasdaq or its subsidiaries, in the United States and/or other countries or jurisdictions:

@TRADE®, AT-TRADE®, BWISE®, BWISE BUSINESS IN CONTROL®, CANADIAN DIVIDEND ACHIEVERS®, CCBN®, CONDICO®, DATAXPRESS®, D.A.L.I®, DATAXPRESS®, DEFENSE OF INTERNATIONAL MARKETS AND EXCHANGES SYMPOSIUM®, DIMES®, DIRECTORS DESK®, DIRECTORSDESK®, DIVIDEND ACHIEVERS®, DORSEY WRIGHT®, DREAM IT. DO IT.®, DWA®, DWA MATRIX®, DX®, E MARKET®, EQQQ, E (design), E-SPEED®, E SPEED (device), ESPEED EXCHANGE®, E-SPEED FILING®, ESPEED®, ESPEED ELITE®, EVI®, EXIGO, FINQLOUD®, FINQLOUD REGULATORY RECORDS RETENTION® FIRST NORTH®, FONDSBØRSEN®, FTEN®, GENIUM®, GIDS®, GLOBE NEWSWIRE®, GX®, IGNITE YOUR AMBITION®, INET®, INVESTOR WORLD, IPOWORLD, ISSUERWORLD®, ITCH®, KFX®, KFXAKTIEINDEX®, KLEOS®, LIQUIDITYXPRESS®, MARKET INTELLIGENCE DESK®, MARKET LINQUIDITY,MARKET MECHANICS®, MARKETSITE®, MARKETWIRED®, MICROMARKET®, MY CCBN®, MYMEDIAINFO®, NASDAQ®, NASDAQ - FINANCIAL®, NASDAQ - FINANCIAL INDEX®, NASDAQ BIOTECHNOLOGY INDEX®, NASDAQ CANADA®, NASDAQ CANADA COMPOSITE INDEX®, NASDAQ CANADA INDEX®, NASDAQ CAPITAL MARKET®, NASDAQ COMPOSITE®, NASDAQ COMPOSITE INDEX®, NASDAQ COMPUTER INDEX®, NASDAQ DIVIDEND ACHIEVERS®, NASDAQ DUBAI®, NASDAQ DUBAI®, NASDAQ EUROPE®, NASDAQ EUROPE COMPOSITE INDEX®, NASDAQ FINANCIAL-100 INDEX®, NASDAQ GLOBAL MARKET®, NASDAQ GLOBAL SELECT MARKET®, NASDAQ INDUSTRIAL INDEX®, NASDAQ INTERACT®, NASDAQ INTERNET INDEX®, NASDAQ IQ FUND®, NASDAQ JAPAN®, NASDAQ MARKET ANALYTIX®, NASDAQ MARKET CENTER®, NASDAQ MARKET FORCES®, NASDAQ MARKET VELOCITY®, NASDAQ MARKETSITE®, NASDAQ MAX®, NASDAQ MAX MARKET ANALYTIX®, NASDAQ NATIONAL MARKET®, NASDAQ OMX®, NASDAQ OMX ADVANTAGE®, NASDAQ OMX ALPHA INDEXES®, NASDAQ OMX BX®, NASDAQ OMX FUTURES EXCHANGE®, NASDAQ OMX GREEN ECONOMY INDEX®, NASDAQ OMX GROUP®, NASDAQ OMX NORDIC®, NASDAQ PRIVATE MARKET®, NASDAQ Q-50 INDEX®, NASDAQ TELECOMMUNICATIONS INDEX®, NASDAQ TOTALVIEW®, NASDAQ TRADER®, NASDAQ TRANSPORTATION INDEX®, NASDAQ US ALL MARKET®, NASDAQ VOLATILITY GUARD®, NASDAQ WORKSTATION®, NASDAQ WORKSTATION II®, NASDAQ WORLD®, NASDAQ-100®, NASDAQ-100 EUROPEANFUND®, NASDAQ-100 EUROPEAN TRACKER®, NASDAQ-100 EUROPEAN TRACKER FUND®, NASDAQ-100 INDEX®, NASDAQ-100 INDEX EUROPEAN TRACKER FUND®, NASDAQ-100 INDEX TRACKING STOCK®, NDX®, NFX WORLD CURRENCY FUTURES®, NFX XL®, NLX®, NOIS®, NORDIX®, OMX COPENHAGEN 20®, OMX HELSINKI 25®, OMX STIBOR FUTURE®, OMX STOCKHOLM 30®, OMXH25®, OMXS30®, OMXS3FUT®, OMX TECHNOLOGY®, ON THE WIRE®, OTW® , OVERUNDER®, PHILADELPHIA STOCK EXCHANGE®, PHLX®, PHLX XL®, PIXL®, PORTAL ALLIANCE®, PRF®, PRIVATE COMPANY MARKET®, Q THE NEXT GREAT THING®, QQQ®, QTARGET®, QVIEW®, R3®, RE-THINK®, RISKWAY®, RISKWRAPPER®, RISKXPOSURE®, RX®, S.A.X.E.S®, SDW®, SECONDMARKET®, SECONDMARKET ECOSYSTEM®, SIDECAR®, SIGNALXPRESS®, SIGNALXPRESS SX®, SMARTS®, SMARTSONLINE®, STINA®, STRUCTURED LIQUIDITY PROGRAM®, SX®, THE NASDAQ STOCK MARKET®, THE STOCK MARKET FOR THE NEXT 100 YEARS®, TOTAL EQUITY SOLUTION®, TRADE REPORTING DATA STORAGE®, TRADEGUARD®, TRADEXAMINER®, TRDS®, TX®, ULL®, ULTRA LOW LATENCY®, ULTRAFEED®, UNITED CURRENCY OPTIONS MARKET®, VX PROXY®, WIZER®, XDE®, XO DORSEY WRIGHT & ASSOCIATES®, ÖVERUNDER®

To the extent a name, logo or design does not appear on the above list, such lack of appearance does not constitute a waiver of any intellectual property rights that Nasdaq has established in its product or service names or logos, or in product configurations or designs, all of which rights are expressly reserved.

FINRA® and TRADE REPORTING FACILITY® are registered trademarks of the Financial Industry Regulatory Authority, or FINRA.

All other trademarks and service marks used herein are the property of their respective owners.

ii

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded products, or ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended March  31, 2016, and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the  U.S. Securities and Exchange Commission, or SEC, on February 26, 2016.

iii

          Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “may,” “will,” “could,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future expectations as to industry and regulatory developments or business initiatives and strategies, future operating results or financial performance identify forward-looking statements. These include, among others, statements relating to:

•	our 2016 outlook;
•	the scope, nature or impact of acquisitions, divestitures, investments or other transactional activities;
•	the integration of acquired businesses, including accounting decisions relating thereto;
•	the effective dates for, and expected benefits of, ongoing initiatives, including acquisitions and other strategic, restructuring, technology, de-leveraging and capital return initiatives;
•	our products, order backlog and services;
•	the impact of pricing changes;
•	tax matters;
•	the cost and availability of liquidity; and
•	any litigation or regulatory or government investigation or action to which we are or could become a party.

Forward-looking statements involve risks and uncertainties. Factors that could cause actual results to differ materially from those contemplated by the forward-looking statements include, among others, the following:

•	our operating results may be lower than expected;
•	loss of significant trading and clearing volume, market share, listed companies or other customers;
•	economic, political and market conditions and fluctuations, including interest rate and foreign currency risk, inherent in U.S. and international operations;
•	government and industry regulation;
•	our ability to keep up with rapid technological advances and adequately address cybersecurity risks;
•	the performance and reliability of our technology and technology of third parties;
•

our ability to successfully integrate acquired businesses, including the fact that such integration may be more difficult, time consuming or costly than expected, and our ability to realize synergies from business combinations and acquisitions;

•	our ability to continue to generate cash and manage our indebtedness; and
•	adverse changes that may occur in the securities markets generally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the SEC on February 26, 2016. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

Nasdaq, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	March 31, 2016	December 31, 2015

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$331	$301
Restricted cash	21	56
Financial investments, at fair value	259	201
Receivables, net	333	316
Default funds and margin deposits	3,614	2,228
Other current assets	164	158
Total current assets	4,722	3,260
Property and equipment, net	326	323
Deferred tax assets	604	643
Goodwill	5,663	5,395
Intangible assets, net	2,085	1,959
Other non-current assets	317	281
Total assets	$13,717	$11,861

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$175	$158
Section 31 fees payable to SEC	80	98
Accrued personnel costs	87	171
Deferred revenue	304	127
Other current liabilities	169	138
Default funds and margin deposits	3,614	2,228
Total current liabilities	4,429	2,920
Debt obligations	2,565	2,364
Deferred tax liabilities	678	626
Non-current deferred revenue	188	200
Other non-current liabilities	160	142
Total liabilities	8,020	6,252

Commitments and contingencies
Equity
Nasdaq stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 167,955,072 at March 31, 2016 and 167,241,734 at December 31, 2015; shares outstanding: 164,502,699 at March 31, 2016 and 164,324,270 at December 31, 2015	2	2
Additional paid-in capital	3,001	3,011
Common stock in treasury, at cost: 3,452,373 shares at March 31, 2016 and 2,917,464 shares at December 31, 2015	(145)	(111)
Accumulated other comprehensive loss	(770)	(864)
Retained earnings	3,609	3,571
Total Nasdaq stockholders' equity	5,697	5,609
Total liabilities and equity	$13,717	$11,861

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
Market Services	$572	$539
Listing Services	66	64
Information Services	133	125
Technology Solutions	134	130
Total revenues	905	858
Transaction-based expenses:
Transaction rebates	(283)	(261)
Brokerage, clearance and exchange fees	(88)	(90)
Revenues less transaction-based expenses	534	507
Operating expenses:
Compensation and benefits	152	147
Marketing and advertising	6	7
Depreciation and amortization	38	34
Professional and contract services	35	33
Computer operations and data communications	25	35
Occupancy	20	21
Regulatory	7	7
Merger and strategic initiatives	9	-
General, administrative and other	14	46
Restructuring charges	9	150
Total operating expenses	315	480
Operating income	219	27
Interest income	1	1
Interest expense	(28)	(28)
Other investment income	1	-
Net income from unconsolidated investees	2	14
Income before income taxes	195	14
Income tax provision	63	5
Net income attributable to Nasdaq	$132	$9
Per share information:
Basic earnings per share	$0.80	$0.05
Diluted earnings per share	$0.78	$0.05
Cash dividends declared per common share	$0.57	$0.15

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2016	2015
Net income	$132	$9
Other comprehensive income (loss):
Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	138	(314)
Income tax benefit (expense)	(44)	113
Total other comprehensive income (loss), net of tax	94	(201)
Comprehensive income (loss) attributable to Nasdaq	$226	$(192)

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net income	$132	$9
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38	34
Share-based compensation	16	14
Excess tax benefits related to share-based payments	(2)	(2)
Deferred income taxes	2	(55)
Non-cash restructuring charges	3	128
Net income from unconsolidated investees	(2)	(14)
Other reconciling items included in net income	1	3
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(5)	36
Other assets	34	17
Accounts payable and accrued expenses	14	36
Section 31 fees payable to SEC	(18)	(42)
Accrued personnel costs	(89)	(67)
Deferred revenue	147	121
Other liabilities	(20)	13
Net cash provided by operating activities	251	231
Cash flows from investing activities:
Purchases of trading securities	(144)	(60)
Proceeds from sales and redemptions of trading securities	94	29
Purchases of available-for-sale investment securities	(5)	(12)
Proceeds from maturities of available-for-sale investment securities	7	3
Capital contribution in equity method investment	-	(30)
Acquisition of businesses, net of cash and cash equivalents acquired	(213)	(226)
Purchases of property and equipment	(23)	(24)
Other investment activities	(10)	(6)
Net cash used in investing activities	(294)	(326)
Cash flows from financing activities:
Payments of debt obligations	(555)	(25)
Proceeds from utilization of credit commitment	325	100
Proceeds from issuance of term loan facility	399	-
Cash paid for repurchase of common stock	(29)	(30)
Cash dividends	(41)	(25)
Proceeds received from employee stock activity	1	6
Payments related to employee shares withheld for taxes	(34)	(24)
Excess tax benefits related to share-based payments	2	2
Other financing activities	-	-
Net cash provided by financing activities	68	4
Effect of exchange rate changes on cash and cash equivalents	5	(8)
Net increase (decrease) in cash and cash equivalents	30	(99)
Cash and cash equivalents at beginning of period	301	427
Cash and cash equivalents at end of period	$331	$328
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$28	$27
Income taxes, net of refund	$35	$18

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

In the U.S., we operate three options exchanges, as well as three cash equity exchanges. The NASDAQ Stock Market, the largest of our cash equities exchanges, is the largest single venue of liquidity for trading U.S.-listed cash equities. We also operate a leading electronic platform for trading of U.S. Treasuries and Nasdaq Futures, Inc., or NFX, a U.S. based energy derivatives market which offers cash settled energy derivatives based on key energy benchmarks including oil, natural gas and U.S. power.

Through our acquisition of Chi-X Canada ATS Limited, or Chi-X Canada, in February 2016, we also operate two Canadian markets for the trading of Canadian-listed securities.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Iceland, as well as the clearing operations of Nasdaq Clearing. We also operate exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as Nasdaq Baltic. Collectively, Nasdaq Nordic and Nasdaq Baltic offer trading in cash equities and depository receipts, warrants, convertibles, rights, fund units and exchange traded funds as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through Nasdaq First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies.

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

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges. Our Listing Segment also includes The NASDAQ Private Market, LLC, or NPM, and SecondMarket Solutions, Inc., or SecondMarket, which are marketplaces for private growth companies.

As of March 31, 2016, The NASDAQ Stock Market was home to 2,852 listed companies with a combined market capitalization of approximately $8.0 trillion, and in Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 847 listed companies with a combined market capitalization of approximately $1.3 trillion.

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

Our Index Licensing and Services business develops and licenses Nasdaq branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. As of March 31, 2016, we had 226 ETPs licensed to Nasdaq’s indexes and had over $105 billion of assets under management in licensed ETPs tracking Nasdaq indexes.

Technology Solutions

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses.

Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges. We help organizations manage the two-way flow of information with their key constituents, including their board members and investors, and with clients and the public through our suite of advanced technology, analytics, and consultative services. Our Corporate Solutions business primarily offers products to serve the following key areas: investor relations, public relations, multimedia solutions, and governance. We currently have over 17,000 Corporate Solutions clients.

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

As permitted under U.S. GAAP, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Nasdaq’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Nasdaq’s income tax provision was $63 million in the first quarter of 2016 compared with $5 million in the first quarter of 2015. The overall effective tax rate was 32.3% in the first quarter of 2016 compared with 35.7% in the first quarter of 2015. The lower effective tax rate in the first quarter of 2016 when compared with the same period in 2015 is primarily due to adjustments to deferred tax assets and liabilities associated with changes in statutory tax rates which resulted in a decrease to the tax provision. In addition, in the first quarter of 2015, we recorded adjustments related to prior year tax return liabilities which resulted in an increase to the tax provision. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2011 through 2013 are currently under audit by the Internal Revenue Service and we are subject to examination for the year 2014. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2013 and we are subject to examination for the year 2014. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2008 through 2014. We anticipate that the amount of unrecognized tax benefits at March 31, 2016 will significantly decrease in the next twelve months as we expect to settle certain tax audits. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

 In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by Nasdaq in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position for years 2009 through 2011, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. In June 2014, the Finnish Administrative Court also disagreed with the company’s tax return filing position for these years. We have appealed this ruling to the Finnish Supreme Administrative Court and expect to receive a favorable decision. Through March 31, 2016, we have recorded tax benefits of $30 million associated with this filing position. We have paid $41 million to the Finnish tax authorities, which includes $11 million in interest and penalties. We expect the Finnish Supreme Administrative Court to agree with our position, which would result in an expected refund to Nasdaq of $38 million, which reflects the impact of foreign currency translation. If the Finnish Supreme Administrative Court disagrees with our position, we would record tax expense of $38 million, or $0.23 per diluted share.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Because this legislation is unclear with regard to our ability to continue to claim such interest deductions, Nasdaq filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. In June 2014, we received an unfavorable ruling from the Swedish Tax Council for Advance Tax Rulings. We appealed this ruling to the Swedish Supreme Administrative Court; however the Swedish Supreme Administrative Court denied our request for a ruling based on procedural requirements. In the third quarter of 2015, we received a notice from the Swedish Tax Agency that interest deductions for the year 2013 have been disallowed. We will appeal to the Swedish Lower Administrative Court. We continue to expect a favorable decision. Since January 1, 2013, we have recorded tax benefits of $46 million associated with this matter. We continue to pay all assessments from the Swedish Tax Agency while this matter is pending. If the Swedish Courts agree with our position we will receive a refund of all paid assessments; if the Swedish Courts disagree with our position, we will record tax expense of $34 million, or $0.20 per diluted share, which reflects the impact of foreign currency translation. We expect to record recurring quarterly tax benefits of $1 million to $2 million with respect to this matter for the foreseeable future.

Other Tax Matter

In December 2012, the Swedish Tax Agency approved our 2010 amended value added tax, or VAT, tax return and we received a cash refund for the amount claimed. In 2013, we filed amended VAT tax returns for 2011 and 2012, utilizing the same approach which was approved for the 2010 filing. We also utilized this approach in our 2013 and 2014 filings. However, even though the VAT return position was previously reviewed and approved by the Swedish Tax Agency, the Swedish Tax Agency challenged our approach. The revised position of the Swedish Tax Agency was upheld by the Lower Administrative Court during the first quarter of 2015. As a result, in the first quarter of 2015, we reversed the previously recorded benefit of $12 million, based on the court decision. The decision of the Lower Administrative Court was upheld by the Court of Appeals in April 2016. We are evaluating whether we will appeal to the Supreme Administrative Court.

Recently Adopted Accounting Pronouncements

Income Taxes

In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2015-17, “Balance Sheet Classification of Deferred Taxes,” which eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, Nasdaq is required to classify all deferred tax liabilities and assets as non-current. In the first quarter of 2016, we elected to early adopt this guidance retrospectively for all periods presented in the Condensed Consolidated Balance Sheets. The adoption of this guidance resulted in the reclassification of current deferred tax assets of $24 million to non-current deferred tax assets and current deferred tax liabilities of $24 million to non-current deferred tax liabilities for the year ended December 31, 2015. This new standard is a change in balance sheet presentation only.

Business Combinations

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. This guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. In addition, the amendments in this guidance require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We adopted this new standard on January 1, 2016, which had no impact on our consolidated financial statements. We will apply the new guidance to future adjustments to provisional amounts, if any.

Recently Announced Accounting Pronouncements

Compensation – Stock Compensation

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This new guidance will require all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled, as opposed to additional paid-in-capital where it is currently recorded.  This guidance will impact the calculation of our total diluted share count for the earnings per share calculation, as calculated under the treasury stock method. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting. All tax-related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows. In regards to forfeitures, Nasdaq can make a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur. This new standard is effective for us on January 1, 2017, with early adoption permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases.” Under this new guidance, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged. The new standard is effective for us on January 1, 2019. Early adoption is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

Financial Instruments

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

Revenue From Contracts With Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition guidance in Accounting Standards Codification, “Revenue Recognition.” The new revenue recognition standard sets forth a five-step revenue recognition model to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The standard also requires more detailed disclosures.

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

3. Restructuring Charges

2015 Restructuring Plan

During the first quarter of 2015, we performed a comprehensive review of our processes, businesses and systems in a company-wide effort to improve performance, cut costs, and reduce spending. In the first quarter of 2016, as part of our 2015 restructuring plan,  we recognized net restructuring charges totaling $9 million. We currently estimate that we will recognize additional restructuring charges of $15 million through June 2016 and total net pre-tax charges of $196 million for the period March 2015 through June 2016. Through this initiative, we expect to generate pre-tax savings in 2016 of $25 million.  Our 2015 restructuring plan will be completed in June 2016. Restructuring charges are recorded on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring reserve.

The following table presents a summary of the 2015 restructuring plan charges in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2016	2015
	(in millions)	(in millions)
Rebranding of trade name	$-	$119
Severance	4	18
Facilities-related	-	3
Asset impairments	3	9
Other	2	1
Total restructuring charges	$9	$150

Rebranding of Trade Name

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

Severance

Severance, other termination benefits and other associated costs of $4 million for the three months ended March 31, 2016 and $18 million for the three months ended March  31, 2015, related to workforce reductions of 13 positions across our organization for the three months ended March 31, 2016 and 199 positions for the three months ended March 31, 2015.  In addition to reducing our workforce, we have relocated certain functions to lower cost locations and expect to continue hiring in these lower cost locations to support the business.

Facilities-related

The facilities-related costs of $3 million for the three months ended March 31, 2015 primarily pertained to the consolidation of leased facilities.

Asset Impairments

Asset impairment charges of $3 million for the three months ended March 31, 2016 and $9 million for the three months ended March 31, 2015 primarily related to fixed assets and capitalized software that were retired during the respective period.

Restructuring Reserve

The following table presents the changes in the restructuring reserve during the three months ended March 31, 2016:

	Balance at December 31, 2015	Expense Incurred	Cash Payments	Balance at March 31, 2016

	(in millions)
Severance	$12	$4	$(5)	$11

As of March 31, 2016, the majority of the restructuring reserve is included in other current liabilities in the Condensed Consolidated Balance Sheets and will be paid during the remainder of 2016.

4. Acquisitions

2016 Acquisitions

We completed the following acquisitions in the first quarter of 2016. Financial results of each transaction are included in our Condensed Consolidated Statements of Income from the date of each acquisition.

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Acquired Intangible Assets	Goodwill

	(in millions)
Chi-X Canada	$116	$(14)	$76	$54
Marketwired	111	(11)	31	91

The amounts in the table above represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.

Acquisition of Chi-X Canada

In February 2016, we acquired Chi-X Canada for $116 million ($115 million in cash paid plus $1 million in working capital adjustments). With this acquisition, Nasdaq offers two Canadian markets for the trading of Canadian-listed securities. This acquisition will expand Nasdaq’s cash equity trading business in North America.  We acquired net assets, at fair value, totaling $6 million and recorded a deferred tax liability of $20 million related to differences in the U.S. GAAP and tax basis of our investment in Chi-X Canada, resulting in total net liabilities acquired of $14 million. Chi-X Canada is part of our Market Services segment and our Data Products business within our Information Services segment.

Nasdaq used cash on hand and borrowed $55 million under the revolving credit commitment of our 2014 Credit Facility, as defined in Note 8, “Debt Obligations,” to fund this acquisition.

Intangible Assets

The following table presents the details of the Chi-X Canada acquired intangible asset. This asset is amortized using the straight-line method.

		Estimated
		Average Remaining
	Value	Useful Life
Intangible asset:	(in millions)	(in years)
Customer relationships	$76	17 years

Customer Relationships

Customer relationships represent the non-contractual and contractual relationships that Chi-X Canada has with its customers and represented the key intangible asset in this transaction. Customer relationships were valued individually for each of Chi-X Canada’s businesses using the income approach, specifically an excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return that is attributable to the intangible asset being valued.

A discount rate of 10.3% was utilized, which reflects the amount of risk associated with the hypothetical cash flows for the customer relationships relative to the overall business. In developing a discount rate for the customer relationships, we estimated a weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at a rate of 40.0%, and a discounted tax amortization benefit was added to the fair value of the assets under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.

Based on the historical behavior of the customers and a parallel analysis of the customers using the excess earnings method, we estimated the remaining useful life for the acquired customer relationships to be 17 years.

Acquisition of Marketwired

In February 2016, we acquired Marketwired for $111 million ($109 million in cash paid plus $2 million in working capital adjustments). Marketwired is a newswire operator and press release distributor. This acquisition expands Nasdaq’s position as a leading global corporate solutions provider. We acquired net liabilities, at fair value, totaling $1 million and recorded a deferred tax liability of $10 million related to differences in the U.S. GAAP and tax basis of our investment in Marketwired, resulting in total net liabilities acquired of $11 million. Marketwired is part of our Corporate Solutions business within our Technology Solutions segment.

Nasdaq used cash on hand and borrowed $110 million under the revolving credit commitment of our 2014 Credit Facility to fund this acquisition.

Intangible Assets

The following table presents the details of the Marketwired acquired intangible assets. These assets are amortized using the straight-line method.

		Estimated
		Average Remaining
	Value	Useful Life
Intangible assets:	(in millions)	(in years)
Customer relationships	$29	6 years
Trade name	2	2 years
Total intangible assets	$31

Customer Relationships

Customer relationships represent the non-contractual and contractual relationships that Marketwired has with its customers and represented the key intangible asset in this transaction. The Marketwired customer relationships were valued using the income approach, specifically an excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return that is attributable to the intangible asset being valued.

A discount rate of 16.4% was utilized, which reflects the amount of risk associated with the hypothetical cash flows for the customer relationships relative to the overall business. In developing a discount rate for the customer relationships, we estimated a weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at a rate of 40.0%, and a discounted tax amortization benefit was added to the fair value of the assets under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.

Based on the historical behavior of the customers and a parallel analysis of the customers using the excess earnings method, we estimated the remaining useful life for the acquired customer relationships to be 6 years.

March 31, 2016 Pending Acquisitions

International Securities Exchange

In March 2016, we entered into an agreement with Deutsche Börse AG and Eurex Frankfurt AG to acquire U.S. Exchange Holdings, Inc., together with its subsidiaries, or ISE, an operator of three electronic options exchanges, for $1.1 billion. We expect this acquisition to allow us to improve efficiencies for clients, broaden our technology offering, and provide the capability within the equity options industry to further innovate. Upon closing, ISE will be integrated into our Market Services segment. This pending transaction is subject to customary regulatory approvals and is expected to close in the second quarter of 2016.

Boardvantage, Inc.

In March 2016, we also entered into an agreement to acquire Boardvantage, Inc., a leading board portal solution provider which also specializes in leadership collaboration and meeting productivity. This acquisition closed on May 2, 2016, for approximately $200 million, net of acquired cash. Boardvantage is part of our Corporate Solutions business within our Technology Solutions segment and is expected to strengthen Nasdaq’s position as a leading global corporate solutions provider.

2015 Acquisitions

We completed the following acquisitions in 2015. Financial results are included in our Condensed Consolidated Statements of Income from the date of each acquisition.

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

Acquisition of Dorsey, Wright & Associates, LLC

On January 30, 2015, we completed the acquisition of Dorsey, Wright & Associates, LLC, or DWA, for $226 million  ($225 million cash paid plus $1 million in working capital adjustments). DWA is a market leader in data analytics, passive indexing and smart beta strategies. We acquired net assets, at fair value, totaling $8 million and recorded a deferred tax liability of $34 million related to differences in the U.S. GAAP and tax basis of our investment in DWA, resulting in total net liabilities acquired of $26 million. DWA is part of our Data Products and Index Licensing and Services businesses within our Information Services segment.

Nasdaq used cash on hand and borrowed $100 million under the revolving credit commitment of our 2014 Credit Facility to fund this acquisition.

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

A discount rate of 17.5% was utilized, which reflects the amount of risk associated with the hypothetical cash flows generated by the customer relationships in the future. The resulting discounted cash flows were then tax-effected at a rate of 36.5%, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.

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

Acquisition of Full Ownership of The NASDAQ Private Market, LLC and Acquisition of SecondMarket

In October 2015, we acquired full ownership of NPM following the acquisition of the minority stake that was previously held by a third party. In addition, through NPM, we acquired SecondMarket, a recognized innovator in facilitating liquidity for private company securities. The additional ownership interest in NPM and the acquisition of SecondMarket were purchased for an immaterial amount. NPM and SecondMarket are part of our Listing Services segment.

Pro Forma Results and Acquisition-related Costs

Pro forma financial results for the acquisitions completed in 2016 and 2015 have not been presented since the acquisitions, both individually and in the aggregate for each year, were not material to our financial results.

Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

5. Goodwill and Acquired Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the three months ended March 31, 2016:

	Market Services	Listing Services	Information Services	Technology Solutions	Total

	(in millions)
Balance at December 31, 2015	$2,941	$112	$1,823	$519	$5,395
Goodwill acquired	38	-	16	91	145
Foreign currency translation adjustment	68	4	40	11	123
Balance at March 31, 2016	$3,047	$116	$1,879	$621	$5,663

The goodwill acquired for Market Services and Information Services shown above relates to our acquisition of Chi-X Canada and the goodwill acquired for Technology Solutions shown above relates to our acquisition of Marketwired. See “2016 Acquisitions,” of Note 4, “Acquisitions,” for further discussion.

As of March 31, 2016, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $932 million, of which $539 million is related to our acquisition of certain assets and assumption of certain liabilities of the eSpeed business, or eSpeed, $252 million is related to our acquisition of the Investor Relations, Public Relations and Multimedia Solutions businesses of Thomson Reuters, and $141 million is related to  other acquisitions.

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three months ended March 31, 2016 and 2015; however, events such as economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Acquired Intangible Assets

The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	March 31, 2016				December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)

	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$38	$(24)	$14	5	$39	$(23)	$16	5
Customer relationships	1,143	(403)	740	19	1,038	(387)	651	20
Other	5	(3)	2	8	5	(4)	1	9
Foreign currency translation adjustment	(112)	38	(74)		(138)	43	(95)
Total finite-lived intangible assets	$1,074	$(392)	$682		$944	$(371)	$573

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$790	$-	$790		$790	$-	$790
Trade names	700	-	700		700	-	700
Licenses	51	-	51		51	-	51
Foreign currency translation adjustment	(138)	-	(138)		(155)	-	(155)
Total indefinite-lived intangible assets	$1,403	$-	$1,403		$1,386	$-	$1,386
Total intangible assets	$2,477	$(392)	$2,085		$2,330	$(371)	$1,959

Amortization expense for purchased finite-lived intangible assets was $17 million for the three months ended March 31, 2016 and $15 million for the three months ended March 31, 2015.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $74 million as of March 31, 2016) of acquired finite-lived intangible assets as of March 31, 2016 is as follows:

(in millions)
2016(1)	$57
2017	74
2018	70
2019	56
2020	55
2021 and thereafter	444
Total	$756

(1)        Represents the estimated amortization to be recognized for the remaining nine months of 2016.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $249 million as of March 31, 2016 and $189 million as of December 31, 2015. These securities are primarily comprised of highly rated European government debt securities, of which $175 million as of March 31, 2016 and $166 million as of December 31, 2015, are assets utilized to meet regulatory capital requirements primarily for our clearing operations at Nasdaq Clearing.

Available-for-Sale Investment Securities

Available-for-sale investment securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $10 million as of March 31, 2016 and $12 million as of December 31, 2015. These securities are primarily comprised of short-term commercial paper. As of March 31, 2016 and December 31, 2015, the cumulative unrealized gains and losses on these securities were immaterial.

Equity Method Investments

The carrying amounts of our equity method investments totaled $70 million as of March 31, 2016 and $72 million as of December 31, 2015 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, our equity method investments primarily included equity interests in The Options Clearing Corporation, or OCC, EuroCCP N.V. and The Order Machine, or TOM.

Net income recognized from our equity interest in the earnings and losses of these equity method investments was $2  million for the three months ended March 31, 2016 and $14  million for the three months ended March 31, 2015. The decrease in the first quarter compared with the same periods in 2015 is primarily due to income recognized from our equity method investment in OCC in 2015. We were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when OCC’s financial statements were made available to us. As a result, we recorded other income of $13 million in March 2015 relating to our share of OCC’s income for the year ended December 31, 2014. This income is included in net income from unconsolidated investees in the Condensed Consolidated Statements of Income for the three months ended March 31, 2015.

Capital Contribution to OCC

In March 2015, in connection with being designated systemically important by the Financial Stability Oversight Council, OCC implemented a capital plan under which the options exchanges that are OCC’s stockholders made new capital contributions to OCC, committed to make further capital contributions in the future under certain specified circumstances, and received certain commitments from OCC with respect to future dividend payments and related matters. Under the OCC capital plan, OCC's existing exchange stockholders, including Nasdaq, each contributed a pro-rata share of $150 million in new equity capital. Nasdaq’s capital contribution was $30 million. OCC’s exchange stockholders also committed to provide, as may become necessary from time to time, additional replenishment capital on a pro-rata basis if certain capital thresholds are triggered. For its part, OCC adopted specific policies with respect to fees, customer refunds and stockholder dividends, which envision an annual dividend payment to its stockholders equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (with such customer refunds generally to constitute 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). After the SEC staff approved the OCC capital plan and the stockholders made their capital contributions, the plan’s further effectiveness was suspended under the applicable SEC rules because certain parties petitioned the full Commission to reconsider the capital plan’s approval. This stay was lifted by the SEC in September 2015, allowing OCC to implement the plan and in February 2016, the SEC issued an order approving the OCC capital plan as previously implemented and dismissed the petitions challenging that plan. The petitioners appealed the SEC's order to the Federal Court of Appeals for the District of Columbia Circuit.  The petitioners also filed for a stay of the SEC's order, which would have blocked OCC from paying a dividend under the OCC capital plan.  The Court of Appeals denied the requested stay, permitting OCC to pay a dividend which Nasdaq received in February 2016.

Cost Method Investments

The carrying amount of our cost method investments totaled $145 million as of March 31, 2016 and $132 million as of December 31, 2015 and is included in other non-current assets in the Condensed Consolidated Balance Sheets. As of March 31, 2016 and December 31, 2015, our cost method investments primarily represent our 5% ownership interest in Borsa Istanbul and our 5% ownership interest in LCH.Clearnet Group Limited, or LCH.

The Borsa Istanbul shares, which were issued to us in the first quarter of 2014, are part of the consideration to be received under a market technology agreement. This investment has a cost basis of $75 million which is guaranteed to us via a put option negotiated as part of the market technology agreement.

7. Deferred Revenue

Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the three months ended March 31, 2016 and 2015 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Balance at January 1, 2016	$59	$53	$16	$199	$327
Additions(1)	1	2	259	122	384
Amortization(1)	(4)	(7)	(97)	(110)	(218)
Translation adjustment	-	-	1	(2)	(1)
Balance at March 31, 2016	$56	$48	$179	$209	$492

Balance at January 1, 2015	$54	$78	$13	$247	$392
Additions(1)	4	3	218	161	386
Amortization(1)	(4)	(10)	(63)	(192)	(269)
Translation adjustment	-	-	(1)	(16)	(17)
Balance at March 31, 2015	$54	$71	$167	$200	$492

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

At March 31, 2016, we estimate that our deferred revenue, which is primarily listing services and technology solutions revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Fiscal year ended:
2016(1)	$12	$20	$178	$72	$282
2017	14	18	1	37	70
2018	12	8	-	32	52
2019	10	2	-	28	40
2020	6	-	-	25	31
2021 and thereafter	2	-	-	15	17
	$56	$48	$179	$209	$492

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining nine months of 2016.
(2)

Technology solutions deferred revenue primarily includes corporate solutions and market technology deferred revenue. The timing of recognition of our deferred technology solutions revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.

8. Debt Obligations

The following table presents the changes in the carrying amount of our debt obligations during the three months ended March 31, 2016:

	December 31, 2015	Additions	Payments, Accretion and Other	March 31, 2016

	(in millions)
5.55% senior unsecured notes due January 15, 2020 (1) (2)	$597	$-	$-	$597
5.25% senior unsecured notes due January 16, 2018 (1) (2)	368	-	-	368
3.875% senior unsecured notes due June 7, 2021 (1) (2)	646	-	32	678
4.25% senior unsecured notes due June 1, 2024 (1) (2)	495	-	-	495
$400 million senior unsecured term loan facility due November 25, 2019 (average interest rate of 1.94% for the period March 17, 2016 through March 31, 2016)(3)	-	399	-	399
$750 million revolving credit commitment due November 25, 2019 (average interest rate of 1.61% for the period January 1, 2016 through March 31, 2016)(4)	258	325	(555)	28
Total long-term debt obligations	$2,364	$724	$(523)	$2,565

(1)	See “Senior Unsecured Notes” below for further discussion.

(2)	Net of unamortized debt discount and debt issuance costs.
(3)	Net of unamortized debt issuance costs. See “2016 Credit Facility” below for further discussion.
(4)	Net of unamortized debt issuance costs. See “2014 Credit Facility” below for further discussion.

Senior Unsecured Notes

5.55% Senior Unsecured Notes

In January 2010, Nasdaq issued $600 million aggregate principal amount of 5.55% senior notes due January 15, 2020, or the 2020 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of March 31, 2016, the balance of $597 million reflects the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs. The unamortized debt discount and the unamortized debt issuance costs are being accreted through interest expense over the life of the 2020 Notes.

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

5.25% Senior Unsecured Notes

In December 2010, Nasdaq issued $370 million aggregate principal amount of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of March 31, 2016, the balance of $368 million reflects the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs. The unamortized debt discount and the unamortized debt issuance costs are being accreted through interest expense over the life of the 2018 Notes.

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

3.875% Senior Unsecured Notes

In June 2013, Nasdaq issued €600 million aggregate principal amount of 3.875% senior unsecured notes due June 7, 2021, or the 2021 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of March 31, 2016, the balance of $678 million reflects the aggregate principal amount translated into U.S. dollars, less the unamortized debt discount and the unamortized debt issuance costs. The unamortized debt discount and the unamortized debt issuance costs are being accreted through interest expense over the life of the 2021 Notes.

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

The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $32 million noted in the “Payments, Accretion and Other” column in the table above reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of  March 31, 2016.

4.25% Senior Unsecured Notes

In May 2014, Nasdaq issued $500 million aggregate principal amount of 4.25% senior unsecured notes due June 1, 2024, or the 2024 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of March 31, 2016, the balance of $495 million reflects the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs. The unamortized debt discount and the unamortized debt issuance costs are being accreted through interest expense over the life of the 2024 Notes.

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

Credit Facilities

2016 Credit Facility

In March 2016,  Nasdaq entered into a credit agreement which provides for a $400 million senior unsecured term loan facility which matures on November 25, 2019, or the 2016 Credit Facility. In March 2016, loans in an aggregate principal amount of $400 million were drawn under the 2016 Credit Facility and the net proceeds of $399 million were used to partially repay amounts outstanding under the revolving credit commitment of the 2014 Credit Facility, as discussed and defined below. As of March 31, 2016, the balance of $399 million reflects the aggregate principal amount, less the unamortized debt issuance costs. The unamortized debt issuance costs are being accreted through interest expense over the life of the 2016 Credit Facility.

Loans under the 2016 Credit Facility pay interest monthly at a variable interest rate based on either the London Interbank Offered Rate, or LIBOR, or the base rate (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s debt rating.  Under the 2016 Credit Facility, we are required to make quarterly principal payments beginning in March 2018 equal to 2.50% of the aggregate original principal amounts borrowed with the remaining amounts due at maturity.

The credit agreement contains financial and operating covenants. Financial covenants include a minimum interest expense coverage ratio and a maximum leverage ratio. Operating covenants include, among other things, limitations on Nasdaq’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, disposition of assets by Nasdaq and pay dividends.

Nasdaq is permitted to repay borrowings under the 2016 Credit Facility at any time in whole or in part, without penalty. We are also required to repay loans outstanding under the 2016 Credit Facility with net cash proceeds from sales of property and assets of Nasdaq and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to specified exceptions and thresholds.

2014 Credit Facility

In November 2014, Nasdaq entered into a $750 million senior unsecured five-year credit facility which matures on November 25, 2019, or the 2014 Credit Facility. The 2014 Credit Facility consists of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). During the first quarter of 2016, we borrowed $165 million under the revolving credit commitment of the 2014 Credit Facility to partially fund our acquisitions of Chi-X Canada and Marketwired.  See “2016 Acquisitions,” of Note 4, “Acquisitions,” for further discussion of the Chi-X Canada and Marketwired acquisitions. During the first quarter of 2016, we also borrowed $160 million for general corporate purposes. In March 2016, we used the net proceeds from our 2016 Credit Facility and cash on hand to repay $555 million under the revolving credit commitment of the 2014 Credit Facility. As of March 31, 2016, the balance of $28 million reflects the outstanding amount under the 2014 Credit Facility, less the unamortized debt issuance costs. The unamortized debt issuance costs are being accreted through interest expense over the life of the 2014 Credit Facility.

The loans under the 2014 Credit Facility have a variable interest rate based on either the LIBOR or the base rate (as defined in the credit agreement) (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s debt rating.

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

Other Credit Facilities

In addition to the revolving credit commitment under our 2014 Credit Facility discussed above, we have credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $209 million at March 31, 2016 and $202 million at December 31, 2015 in available liquidity, none of which was utilized.

Debt Covenants

At March 31, 2016, we were in compliance with the covenants of all of our debt obligations.

9. Employee Benefits

U.S. Defined-Benefit Pension and Supplemental Executive Retirement Plans

We maintain non-contributory, defined-benefit pension plans, non-qualified supplemental executive retirement plans, or SERPs, for certain senior executives and post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the Nasdaq Benefit Plans.

Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. As such, net periodic benefit cost was immaterial for both the three months ended March 31, 2016 and 2015.

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were  $4 million for the three months ended March 31, 2016 and $5 million for the three months ended March 31, 2015.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $3 million for both three months ended March 31, 2016 and 2015.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 2.6 million shares of our common stock have been reserved for future issuance as of March 31, 2016.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $1 million for both the three months ended March 31, 2016 and March 31, 2015.

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

PSUs are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. PSUs are granted at the fair market value of our stock on the grant date and compensation cost is recognized over the performance period.

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

We also have a performance-based long-term incentive program for our chief executive officer, presidents, executive vice presidents and senior vice presidents that focuses on total shareholder return, or TSR. This program represents 100% of our chief executive officer’s, presidents’ and executive vice presidents’ long-term stock-based compensation and 50% of our senior vice presidents’ long-term stock-based compensation. Under the program, each individual receives PSUs with a three-year cumulative performance period that vest at the end of the performance period. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the Standard & Poor’s 500 Index. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0% and 200% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the TSR program using the Monte Carlo simulation model, as these awards contain a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the TSR program during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015

Weighted-average risk free interest rate	0.84%	0.81%
Expected volatility(1)	21.0%	21.5%
Grant date share price	$66.38	$50.94
Weighted-average fair value at grant date	$93.30	$64.03

(1)

We use historic volatility for PSU awards issued under the TSR program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the TSR program.

In addition, the annual dividend assumption utilized in the Monte Carlo simulation model is based on Nasdaq’s dividend yield at the date of the grant.

Summary of 2016 Equity Awards

In March 2016, we granted restricted stock to most active employees. During the first three months of 2016, certain officers received grants of 498,048 PSUs. Of these PSUs granted, 344,031 units are subject to the performance measures and vesting schedules of the TSR program as discussed above, and the remaining 154,017 units are subject to a one-year performance period and generally vest ratably on an annual basis from December 31, 2017 through December 31, 2019. See “Summary of Restricted Stock and PSU Activity” below for further discussion.

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

Common Shares Available Under Our Equity Plan

As of March 31, 2016, we had approximately 6.0 million shares of common stock authorized for future issuance under Nasdaq’s Equity Incentive Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three months ended March 31, 2016 and 2015 in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2016	2015

	(in millions)
Share-based compensation expense before income taxes	$16	$14
Income tax benefit	(7)	(6)
Share-based compensation expense after income taxes	$9	$8

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the three months ended March 31, 2016:

	Restricted Stock			PSUs
	Number of Awards		Weighted-Average Grant Date Fair Value	Number of Awards		Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2016	3,343,738		$35.36	1,863,685		$47.57
Granted	570,806	(1)	62.81	991,705	(2)	64.51
Vested	(236,303)		36.45	(879,926)		43.81
Forfeited	(52,787)		35.38	(6,369)		42.15
Unvested balances at March 31, 2016	3,625,454		$39.61	1,969,095		$57.80

(1)	Primarily reflects our company-wide equity grant issued in March 2016, as discussed above.
(2)	PSUs granted in 2016 reflect awards issued to certain officers, as described above.

At March 31, 2016,  $136 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.8 years.

Summary of Stock Option Activity

The following table summarizes our stock option activity for the three months ended March 31, 2016:

	Number of Stock Options(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

			(in years)	(in millions)
Outstanding at January 1, 2016	2,626,487	$27.74	2.63	$80
Exercised	(86,811)	24.05
Outstanding at March 31, 2016	2,539,676	$27.87	2.32	$98
Exercisable at March 31, 2016	2,539,676	$27.87	2.32	$98

(1)	No stock option awards were granted during the three months ended March 31, 2016. All stock options were vested in 2014.

We received net cash proceeds of $2 million from the exercise of 86,811 stock options during the three months ended March 31, 2016 and received net cash proceeds of $6 million from the exercise of 232,459 stock options during the three months ended March 31, 2015. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on March 31, 2016 of $66.38 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $66.38 as of  March 31, 2016, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of March 31, 2016 was 2.5 million. As of March 31, 2015,  3.1 million outstanding stock options were exercisable and the weighted-average exercise price was $27.69.

The total pre-tax intrinsic value of stock options exercised was $3 million for the three months ended March 31, 2016 and $5 million for the three months ended March 31, 2015.

11. Nasdaq Stockholders’ Equity

Common Stock

At March 31, 2016,  300,000,000 shares of our common stock were authorized, 167,955,072 shares were issued and 164,502,699 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Most shares repurchased under our share repurchase program are retired and cancelled, and the remaining shares are available for general corporate purposes. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 3,452,373 shares of common stock in treasury as of March 31, 2016 and 2,917,464 shares as of December 31, 2015.

Share Repurchase Program

In the fourth quarter of 2014, our board of directors authorized the repurchase of up to $500 million of our outstanding common stock and in the first quarter of 2016, our board of directors authorized the repurchase of an additional $370 million of our outstanding common stock under our share repurchase program.

These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases are funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time.

During the first three months of 2016, we repurchased 490,032 shares of our common stock at an average price of $59.37, for an aggregate purchase price of $29 million. As discussed above in “Common Stock in Treasury, at Cost,” most shares repurchased under the share repurchase program are retired and cancelled, and the remaining shares are available for general corporate purposes. As of March 31, 2016, the remaining amount authorized for share repurchases under the program was $500 million.

Other Repurchases of Common Stock

During the three months ended March 31, 2016,  we repurchased 534,909 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At March 31, 2016 and December 31, 2015, no shares of preferred stock were issued or outstanding.

Cash Dividends on Common Stock

During the three months ended March 31, 2016, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)

January 28, 2016	$0.25	March 14, 2016	$41	March 28, 2016
March 28, 2016	$0.32	June 10, 2016	$53	June 24, 2016

(1)	These amounts were recorded in retained earnings in the Condensed Consolidated Balance Sheets at March 31, 2016.

The dividend declared in March 2016 of $0.32 per share on our outstanding common stock reflects a 28% increase from our prior quarterly cash dividend of $0.25. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016	2015

	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$132	$9
Denominator:
Weighted-average common shares outstanding for basic earnings per share	164,281,692	168,985,956
Weighted-average effect of dilutive securities:
Employee equity awards	4,086,752	3,691,163
Weighted-average common shares outstanding for diluted earnings per share	168,368,444	172,677,119
Basic and diluted earnings per share:
Basic earnings per share	$0.80	$0.05
Diluted earnings per share	$0.78	$0.05

Stock options to purchase 2,539,676 shares of common stock and 5,594,549 shares of restricted stock and PSUs were outstanding at March 31, 2016. For the three months ended March 31, 2016, we included all of the outstanding stock options and 4,533,893 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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

The fair value of our financial instruments are measured based on a three-level hierarchy:

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

	March 31, 2016
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$259	$249	$10	$-
Default fund and margin deposit investments(2)	2,352	1,449	903	-
Total	$2,611	$1,698	$913	$-

	December 31, 2015
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$201	$189	$12	$-
Default fund and margin deposit investments(2)	1,556	1,253	303	-
Total	$1,757	$1,442	$315	$-

(1)

As of March 31, 2016 and December 31, 2015, Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $175 million as of March 31, 2016 and $166 million as of December 31, 2015 are assets utilized to meet regulatory capital requirements, primarily for the clearing operations at Nasdaq Clearing. As of March 31, 2016 and December 31, 2015, Level 2 financial investments, at fair value were primarily comprised of available-for-sale investment securities in short-term commercial paper.

(2)

Default fund and margin deposit investments include cash contributions invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated European, and to a lesser extent, U.S. government debt securities, time deposits or reverse repurchase agreements with highly rated government debt securities as collateral. Of the total balance of $3,614 million recorded in the Condensed Consolidated Balance Sheets as of March 31, 2016, $903 million of cash contributions have been invested in reverse repurchase agreements and $1,449 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities and time deposits. The remainder of this balance is held in cash. Of the total balance of $2,228 million recorded in the Condensed Consolidated Balance Sheets as of December 31, 2015,  $303 million of cash contributions have been invested in reverse repurchase agreements and $1,253 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities. The remainder of this balance is held in cash. See Note 14, “Clearing Operations,” for further discussion of default fund contributions and margin deposits.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of March 31, 2016 and December 31, 2015.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $2.8 billion at March 31, 2016 and $2.5 billion at December 31, 2015. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt is categorized as Level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

14. Clearing Operations

Nasdaq Clearing

Nasdaq Clearing is authorized and supervised under the European Market Infrastructure Regulation as a multi-asset clearinghouse by the Swedish Financial Supervisory Authority, or SFSA, and is authorized to conduct clearing operations in Norway by the Norwegian Ministry of Finance. The clearinghouse acts as the central counterparty, or CCP, for exchange and over-the-counter, or OTC, trades in equity derivatives, fixed income derivatives, resale and repurchase contracts, power derivatives, emission allowance derivatives, freight and fuel oil derivatives, iron ore derivatives and seafood derivatives.

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

Default Fund Contributions and Margin Deposits

As of March 31, 2016, clearing member default fund contributions and margin deposits were as follows:

	March 31, 2016
	Cash Contributions(1)	Non-Cash Contributions	Total Contributions

	(in millions)
Default fund contributions	$381	$93	$474
Margin deposits	3,233	3,381	6,614
Total	$3,614	$3,474	$7,088

(1)

As of March 31, 2016, in accordance with its investment policy, Nasdaq Clearing has invested cash contributions of $903 million in reverse repurchase agreements and $1,449 million in highly rated European, and to a lesser extent, U.S. government debt securities and time deposits. The remainder of this balance is held in cash.

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated government debt securities, time deposits or reverse repurchase agreements with highly rated government debt securities as collateral. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the default funds, Nasdaq Clearing is also required to contribute capital to the default funds and overall regulatory capital as specified under its clearinghouse rules. As of March 31, 2016,  Nasdaq Clearing committed capital totaling $132 million to the member sponsored default funds and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

Margin Deposits

Nasdaq Clearing requires all clearing members to provide collateral, which may consist of cash and non-cash contributions, to guarantee performance on the clearing members’ open positions, or initial margin. In addition, clearing members must also provide collateral to cover the daily margin call if needed. See “Default Fund Contributions” above for further discussion of cash and non-cash contributions.

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

Regulatory Capital and Risk Management Calculations

Nasdaq Clearing manages risk through a comprehensive counterparty risk management framework, which is comprised of policies, procedures, standards and financial resources. The level of regulatory capital is determined in accordance with Nasdaq Clearing’s regulatory capital policy, as approved by the SFSA. Regulatory capital calculations are continuously updated through a proprietary capital-at-risk calculation model that establishes the appropriate level of capital.

As mentioned above, Nasdaq Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of March 31, 2016.

The market value of derivative contracts outstanding prior to netting was as follows:

March 31, 2016
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$2,007
Fixed-income options and futures(1)(2)	924
Stock options and futures(1)(2)	186
Index options and futures(1)(2)	137
Total	$3,254

(1)

We determined the fair value of our option contracts using standard valuation models that were based on market-based observable inputs including implied volatility, interest rates and the spot price of the underlying instrument.

(2)	We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.
(3)

We determined the fair value of our forward contracts using standard valuation models that were based on market-based observable inputs including LIBOR rates and the spot price of the underlying instrument.

The total number of derivative contracts cleared through Nasdaq Clearing for the three months ended March 31, 2016 and 2015 was as follows:

	March 31, 2016	March 31, 2015
Commodity and seafood options, futures and forwards(1)	907,921	620,417
Fixed-income options and futures	4,368,986	4,449,856
Stock options and futures	8,303,721	9,981,753
Index options and futures	14,685,731	13,115,693
Total	28,266,359	28,167,719

(1)	The total volume in cleared power related to commodity contracts was 420 Terawatt hours (TWh) for the three months ended March 31, 2016 and 363 TWh for the three months ended March 31, 2015.

The outstanding contract value of resale and repurchase agreements was $6.4 billion as of March 31, 2016 and $3.6 billion as of March 31, 2015. The total number of resale and repurchase contracts cleared was 1,820,753 for the three months ended March 31, 2016 and was 1,582,082 for the three months ended March 31, 2015.

Power of Assessment

To further strengthen the contingent financial resources of the clearinghouse, Nasdaq Clearing has power of assessment that provides the ability to collect additional funds from its clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of the clearinghouse rules. The power of assessment corresponds to 100.0% of the clearing member’s aggregate contribution to the financial, commodities, and seafood markets’ default funds.

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by Nasdaq Clearing, which totaled $22 million at March 31, 2016;
•	a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•

specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of both the clearing members and Nasdaq Clearing on a pro-rata basis;

•	senior capital contributed to each specific market by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $25 million at March 31, 2016; and
•	mutualized default fund, which includes capital contributions of both the clearing members and Nasdaq Clearing on a pro-rata basis.

If additional funds are needed after utilization of the mutualized default fund, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.

15. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $15 million at March 31, 2016 and $13 million at December 31, 2015.  As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,”  at  March 31, 2016, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $209 million in available liquidity, none of which was utilized. At December 31, 2015, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $202 million in available liquidity, none of which was utilized.

Execution Access, LLC is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald & Co. As of March 31, 2016, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $10 million as of March 31, 2016 and $11 million at December 31, 2015. These guarantees are primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain market technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

We have provided a guarantee related to lease obligations for The Nasdaq Entrepreneurial Center Inc., or the Entrepreneurial Center. The Entrepreneurial Center is a not-for-profit organization designed to convene, connect and engage aspiring and current entrepreneurs. This entity is not included in the condensed consolidated financial statements of Nasdaq.

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

Other Transactions

2016 Pending Acquisitions

For further discussion of our pending acquisitions, see “2016 Pending Acquisitions,” of Note 4, “Acquisitions.”

Escrow Agreements

In connection with prior acquisitions, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. At March 31, 2016, these escrow agreements provide for future payment of $23 million and are included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.

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

Litigation

As previously disclosed, we were named as a defendant in a putative class action, Rabin v. NASDAQ OMX PHLX LLC, et al., No. 15-551 (E.D. Pa.), filed in 2015 in the United States District Court for the Eastern District of Pennsylvania. On April 21, 2016, the court entered an order granting our motion to dismiss the complaint. The period during which an appeal of the decision may be filed has not yet expired.

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

In addition, we are named as one of many exchange defendants in Lanier v. BATS Exchange Inc., et al., 14 Civ. 3745 (S.D.N.Y.), Lanier v. BATS Exchange Inc., et al., 14 Civ. 3865 (S.D.N.Y.), and Lanier v. Bats Exchange Inc., 14 Civ. 3866 (S.D.N.Y.), which were filed between May 23, 2014 and May 30, 2014 in the United States District Court for the Southern District of New York. The plaintiff is the same in each of these cases, and the three complaints contain substantially similar allegations. On behalf of a putative class of subscribers for market data provided by national exchanges, the plaintiff alleges that the exchanges provided data more quickly to certain market participants than to others, supposedly in breach of the exchanges’ plans for dissemination of market data and subscriber agreements executed under those plans. The complaint asserts contractual theories under state law based on these alleged breaches. On September 29, 2014, we filed a motion to dismiss the complaints. The court heard oral argument on the motion on January 16, 2015. On April 28, 2015, the district court entered an order dismissing the complaints in their entirety with prejudice, concluding that they are foreclosed by the Exchange Act and in any event do not state a claim under the contracts. The plaintiff has appealed the judgment of dismissal to the United States Court of Appeals for the Second Circuit. The Second Circuit heard oral argument on March 3, 2016. Given the preliminary nature of the proceedings, and particularly the fact that the complaints have been dismissed, we are unable to estimate what, if any, liability may result from this litigation. However, we believe (as the district court concluded) that the claims are without merit and intend to litigate the appeal vigorously.

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

The following table presents certain information regarding our operating segments for the three months ended March 31, 2016 and 2015.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations	Consolidated
	(in millions)
Three Months Ended March 31, 2016
Total revenues	$572	$66	$133	$134	$-	$905
Transaction-based expenses	(371)	-	-	-	-	(371)
Revenues less transaction-based expenses	201	66	133	134	-	534
Operating income (loss)(1)	$113	$28	$97	$16	$(35)	$219
Three Months Ended March 31, 2015
Total revenues	$539	$64	$125	$130	$-	$858
Transaction-based expenses	(351)	-	-	-	-	(351)
Revenues less transaction-based expenses	188	64	125	130	-	507
Operating income (loss)(2)	$101	$28	$92	$14	$(208)	$27

(1)	Corporate items and eliminations for the three months ended March 31, 2016 include:
•	amortization expense of acquired intangible assets of $17 million;
•	restructuring charges of $9 million. See Note 3, “Restructuring Charges,” for further discussion; and
•	merger and other strategic initiatives costs of $9 million primarily related to our announced acquisitions of Chi-X Canada, Marketwired, Boardvantage, and ISE.

(2)	Corporate items and eliminations for the three months ended March 31, 2015 primarily include:
•	amortization expense of acquired intangible assets of $15 million;

•	restructuring charges of $150 million. See Note 3, “Restructuring Charges,” for further discussion;
•	loss reserve of $31 million; and
•	reversal of VAT refund receivables no longer deemed collectible of $12 million.

For further discussion of our segments’ results, see “Part I. Item 2. Management’s Discussion and Analysis of Financial     Condition and Results of Operations—Segment Operating Results.”

17. Subsequent Event

On May 2, 2016, we acquired Boardvantage, a leading board portal solution provider which also specializes in leadership collaboration and meeting productivity, for approximately $200 million, net of acquired cash. Boardvantage is part of our Corporate Solutions business within our Technology Solutions segment.

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

Business Segments

We manage, operate and provide our products and services in four business segments: Market Services, Listing Services, Information Services and Technology Solutions. See Note 1, “Organization and Nature of Operations,” to the condensed consolidated financial statements for further discussion of our reportable segments and Note 16, “Business Segments,” to the condensed consolidated financial statements for further discussion of how management allocates resources, assesses performance and manages these businesses as four separate segments.

Business Environment

We serve listed companies, market participants and investors by providing derivative, commodities, cash equity, and fixed income markets, thereby facilitating economic growth and corporate entrepreneurship. We provide market technology to exchanges, clearing organizations and central securities depositories around the world. We also offer companies and other organizations access to innovative products, software solutions and services that increase transparency, mitigate risk, improve board efficiency and facilitate better corporate governance. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for capital markets, and changing technology, particularly in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends including:

•	Trading volumes in equity derivative, cash equity and FICC, which are driven primarily by overall macroeconomic conditions;
•

The number of companies seeking equity financing, which is affected by factors such as investor demand, the global economy, and availability of diverse sources of financing, as well as tax and regulatory policies;

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

•	The demand for licensed ETPs and other financial products based on our indexes as well as changes to the underlying assets associated with existing licensed financial products;
•	The challenges created by the automation of market data consumption, including competition and the quickly evolving nature of the data business;
•	The outlook of our technology customers for capital market activity;
•	Continuing pressure in transaction fee pricing due to intense competition in the U.S. and Europe;
•	Competition for listings and trading related to pricing, product features and service offerings;
•	Regulatory changes relating to market structure or affecting certain types of instruments, transactions, pricing structures or capital market participants; and
•	Technological advances and members’ demand for speed, efficiency, and reliability.

Currently our business drivers are defined by investors’ and companies’ increasingly cautious outlook about the pace of future global economic growth. The current consensus forecasts for gross domestic product growth in 2016 are 2.0% for the United States and 1.5% for the Euro Zone. Forecasts for both regions have been experiencing downward revisions over the last year as the outlook for growth deteriorates. While we expect continued modest annual growth in many of our non-transactional businesses, we recognize that there are a number of significant structural and political issues continuing to impact the global economy. Consequently, sustained instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a more cautious outlook by the clients of our non-transactional businesses. Market volatility surged during the third quarter of 2015 and remained at relatively elevated levels for the first few months of 2016. As a result of this higher average market volatility, our U.S. and European cash equity trading businesses and our European equity derivative business experienced increases in trading volume. However, our U.S. equity options business experienced a decrease in daily matched volume as market share losses more than offset higher industry volume. Volatility and market uncertainty in the first quarter of 2016 led to the worst quarter for the number of IPO listings since 2009. Additional impacts on our business drivers included the international enactment and implementation of new legislative and regulatory initiatives, the evolution of market participants’ trading behavior, and the continued rapid progression and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the first quarter of 2016 may be characterized as follows:

•

A slower pace of new equity issuance in the U.S. with 10 IPOs on The NASDAQ Stock Market in the first quarter of 2016, down from 27 in the first quarter of 2015. IPO activity in the Nordics began slowly in 2016 with 8 IPOs in the first quarter of 2016 compared to 17 IPOs in first quarter of 2015 on the Nasdaq Nordic and Nasdaq Baltic exchanges;

•

Average daily matched equity options volume for our three U.S. options exchanges decreased 10.7% in the first quarter of 2016 compared with the same period in 2015. Overall average daily U.S. options volume increased 3.4% while our combined matched market share for our three U.S. options exchanges decreased by 3.7 percentage points;

•

Matched share volume for all of our U.S. cash equity markets increased by 12.8%, while average daily U.S. share volume increased by 23.7% relative to the same period in 2015. Volatility, often a driver of volume levels, remained relatively high in the first two months of 2016, leading to higher matched share volumes. Despite an increase in matched share volumes on our U.S. equity exchanges, our market share has fallen from 19.7% in the first quarter of 2015 (NASDAQ 16.9%; Nasdaq BX 1.8%; Nasdaq PSX 1.0%) to 17.9% in the first quarter of 2016 (NASDAQ 14.9%; Nasdaq BX 2.0%; Nasdaq PSX 1.0%);

•	A 15.2% increase relative to the first quarter of 2015 in the average daily number of cash equity trades executed on our Nasdaq Nordic and Nasdaq Baltic exchanges;
•	A 4.6% decline relative to the first quarter of 2015 in the Swedish Krona value of cash equity transactions on our Nasdaq Nordic and Nasdaq Baltic exchanges;
•

A  28.7% decline in U.S. fixed income notional trading volume, a 5.2% decline in total average daily volume of Nordic and Baltic fixed income derivative contracts, and a 15.7% increase in total cleared power contracts in the first quarter of 2016 compared with the same period in 2015;

•

A  12.4% increase in the total average daily volume of options and futures contracts traded on our Nasdaq Nordic and Nasdaq Baltic exchanges relative to the first quarter of 2015 (including Finnish option contracts traded on EUREX Group);

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

Financial Summary

The following table summarizes our financial performance for the three months ended March 31, 2016 when compared with the same period in 2015. The comparability of our results of operations between reported periods is impacted by the acquisitions of Chi-X Canada and Marketwired in  February 2016. See “Acquisition of Chi-X Canada,”  and “Acquisition of Marketwired,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion.

	Three Months Ended March 31,		Percentage
	2016	2015	Change

	(in millions, except per share amounts)
Revenues less transaction-based expenses	$534	$507	5.3%
Operating expenses	315	480	(34.4)%
Operating income	219	27	#
Interest expense	28	28	-
Net income from unconsolidated investees	2	14	(85.7)%
Income before income taxes	195	14	#
Income tax provision	63	5	#
Net income attributable to Nasdaq	$132	$9	#
Diluted earnings per share	$0.78	$0.05	#

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

The following summarizes significant changes in our financial performance for the three months ended March 31, 2016 when compared with the same period in 2015:

•

Revenues less transaction-based expenses increased  $27 million, or 5.3%, to $534 million in the first quarter of 2016, compared with $507 million in the same period in 2015, reflecting an operational increase in revenues of $29 million, partially offset by an unfavorable impact from foreign exchange of $2 million. The increase in operational revenues was primarily due to an:

•	increase in cash equity trading revenues less transaction-based expenses of $12 million, primarily from U.S. cash equity trading;
•	increase in data products revenues of $6 million, primarily from U.S. data products;
•	increase in access and broker services revenues of $4 million;
•	increase in corporate solutions revenues of $3 million;
•	increase in index licensing and services revenues of $3 million; and
•	increase in listing services revenues of $2 million.
•

Operating expenses decreased  $165 million, or 34.4%, to $315 million in the first quarter of 2016, compared with $480 million in the same period of 2015, reflecting an operational decrease of $161 million and a favorable impact from foreign exchange of $4 million. The decrease in operational expenses was primarily due to decreases in restructuring charges, general, administrative and other expense, and computer operations and data communication expense, partially offset by an increase in compensation and benefit expense and an increase in merger and strategic initiatives expense.

•	Income tax provision increased $58 million in the first quarter of 2016 compared with the same period in 2015, primarily due to an increase in income before income taxes.

These current and prior year items are discussed in more detail below.

Nasdaq’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Listing Services, Information Services and Technology Solutions segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended March 31,
	2016	2015
Market Services
Equity Derivative Trading and Clearing
U.S. Equity Options
Total industry average daily volume (in millions)	15.3	14.8
Nasdaq PHLX matched market share	16.1%	17.6%
The NASDAQ Options Market matched market share	7.1%	9.5%
Nasdaq BX Options Market matched market share	0.9%	0.7%
Total matched market share executed on Nasdaq's exchanges	24.1%	27.8%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume options and futures contracts(1)	452,178	402,421
Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	8.56	6.92
Matched share volume (in billions)	93.7	83.1
Matched market share executed on NASDAQ	14.9%	16.9%
Matched market share executed on Nasdaq BX	2.0%	1.8%
Matched market share executed on Nasdaq PSX	1.0%	1.0%
Total matched market share executed on Nasdaq's exchanges	17.9%	19.7%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	31.9%	31.4%
Total market share(2)	49.8%	51.1%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq's exchanges	506,790	439,938
Total average daily value of shares traded (in billions)	$5.7	$5.5
Total market share executed on Nasdaq's exchanges	62.5%	68.8%
Fixed Income, Currency and Commodities Trading and Clearing
Total U.S. fixed income
U.S. fixed income notional trading volume (in billions)	$5,968	$8,365
Nasdaq Nordic and Nasdaq Baltic fixed income
Total average daily volume fixed income contracts	101,470	107,031
Nasdaq Commodities
Power contracts cleared (TWh)(3)	420	363
Listing Services
Initial public offerings
NASDAQ	10	27
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	8	17
Total New listings
NASDAQ(4)	47	43
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(5)	14	18

Number of listed companies
NASDAQ(6)	2,852	2,779
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(7)	847	804
Information Services
Number of licensed exchange traded products	226	187
ETP assets under management tracking Nasdaq indexes (in billions)(8)	$105	$105
Technology Solutions
Market Technology
Order intake (in millions)(9)	$22	$40
Total order value (in millions)(10)	$783	$728

(1)	Includes Finnish option contracts traded on EUREX Group.
(2)	Includes transactions executed on NASDAQ’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(3)	Transactions executed on Nasdaq Commodities or OTC and reported for clearing to Nasdaq Commodities measured by TWh.
(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETPs.
(5)	New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.
(6)	Number of listed companies for NASDAQ at period end, including separately listed ETPs.
(7)	Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North at period end.
(8)	Represents assets under management in licensed ETPs.
(9)	Total contract value of orders signed during the period.
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

Segment Operating Results

The following table shows our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended March 31,		Percentage
	2016	2015	Change

	(in millions)
Market Services	$572	$539	6.1%
Transaction-based expenses	(371)	(351)	5.7%
Market Services revenues less transaction-based expenses	201	188	6.9%
Listing Services	66	64	3.1%
Information Services	133	125	6.4%
Technology Solutions	134	130	3.1%
Total revenues less transaction-based expenses	$534	$507	5.3%

Of our first quarter 2016 total revenues less transaction-based expenses of $534 million, 37.6% was from our Market Services segment, 12.4% was from our Listing Services segment, 24.9% was from our Information Services segment and 25.1% was from our Technology Solutions segment. Of our first quarter 2015 total revenues less transaction-based expenses of $507 million, 37.1% was from our Market Services segment, 12.6% was from our Listing Services segment, 24.7% was from our Information Services segment and 25.6% was from our Technology Solutions segment.

MARKET SERVICES

The following table shows total revenues, transaction-based expenses, and total revenues less transaction-based expenses from our Market Services segment:

	Three Months Ended March 31,		Percentage
	2016	2015	Change
	(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$101	$116	(12.9)%
Transaction-based expenses:
Transaction rebates	(48)	(64)	(25.0)%
Brokerage, clearance and exchange fees(1)	(5)	(6)	(16.7)%
Equity derivative trading and clearing revenues less transaction-based expenses	48	46	4.3%

Cash Equity Trading Revenues(2)	382	339	12.7%
Transaction-based expenses:
Transaction rebates	(230)	(197)	16.8%
Brokerage, clearance and exchange fees(2)	(82)	(83)	(1.2)%
Cash equity trading revenues less transaction-based expenses	70	59	18.6%

Fixed Income, Currency and Commodities Trading and Clearing Revenues	26	25	4.0%
Transaction-based expenses:
Transaction rebates	(5)	-	#
Brokerage, clearance and exchange fees	(1)	(1)	-
Fixed income, currency and commodities trading and clearing revenues less transaction-based expenses	20	24	(16.7)%
Access and Broker Services Revenues	63	59	6.8%
Total Market Services revenues less transaction-based expenses	$201	$188	6.9%

#     Denotes a variance equal to 100.0%.

(1)

Includes Section 31 fees of  $5  million in the first quarter of 2016 and $6 million in the first quarter of 2015. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

(2)

Includes Section 31 fees of $75 million in the first quarter of 2016 and $77 million in the first quarter of 2015. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

Market services revenues less transaction-based expenses increased in the first quarter of 2016 compared with the same period in 2015 primarily due to an increase in cash equity trading revenues less transaction-based expenses and an increase in access and broker services revenues, partially offset by a decrease in FICC revenues less transaction-based expenses. Market services revenues included an unfavorable impact from foreign exchange of $1 million in the first quarter of 2016.

Equity Derivative Trading and Clearing Revenues

Equity derivative trading and clearing revenues decreased in the first quarter of 2016 compared with the same period in 2015 primarily due to a decline in overall market share at our three U.S. options exchanges and a decrease in average gross capture, partially offset by an increase in U.S. industry trading volumes.

Equity derivative trading and clearing revenues less transaction-based expenses increased in the first quarter of 2016 compared with the same period in 2015 primarily due to higher U.S. industry trading volumes and higher U.S. average net capture, partially offset by a decline in overall market share at our three U.S. options exchanges.

Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses.  In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees.  Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees were $5 million in the first quarter of 2016 and $6 million in the first quarter of 2015.  The decrease was primarily due to lower average SEC fee rates and lower dollar value traded.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, decreased in the first quarter of 2016 compared with the same period in 2015 primarily due to a decrease in overall rebate capture and a decline in overall market share at our three U.S. options exchanges, partially offset by an increase in U.S. industry trading volumes.

Brokerage, clearance and exchange fees decreased in the first quarter of 2016 compared with the same period in 2015 primarily due to lower Section 31 pass-through fees and a decline in volume routed.

Cash Equity Trading Revenues

Cash equity trading revenues increased in the first quarter of 2016 compared with the same period in 2015  primarily due to higher U.S. and European industry trading volumes and the inclusion of revenues associated with our acquisition of Chi-X Canada in February 2016, partially offset by a decrease in our overall U.S. and European matched market share and an unfavorable impact from foreign exchange of $1 million.

Cash equity trading revenues less transaction-based expenses increased in the first quarter of 2016 compared with the same period in 2015  primarily due to higher U.S. and European industry trading volumes, higher U.S. average net capture, and the inclusion of revenues associated with our acquisition of Chi-X Canada in February 2016, partially offset by a decrease in our overall U.S. and European matched market share and an unfavorable impact from foreign exchange of $1 million.

Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees were $75 million in the first quarter of 2016 and $77 million in the first quarter of 2015. The decrease in the first quarter of 2016 was primarily due to lower average SEC fee rates, partially offset by higher dollar value traded on Nasdaq’s trading systems.

For NASDAQ and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that removes the liquidity. These transaction rebates increased in the first quarter of 2016 compared with the same period in 2015 primarily due to an increase in U.S. industry trading volumes, partially offset by a decline in rebate capture and a  decrease in our overall U.S. matched market share.

Brokerage, clearance and exchange fees decreased in the first quarter of 2016 compared with the same period in 2015 primarily due to a decrease in Section 31 pass-through fees.

FICC Revenues

FICC revenues less transaction-based expenses decreased in the first quarter of 2016 compared with the same period in 2015 primarily due to the impact of NFX trading incentives and volume declines in U.S. fixed income products. These decreases were partially offset by an increase in European fixed income and commodities revenues.

Access and Broker Services Revenues

Access and Broker Services revenues increased in the first quarter of 2016 compared with the same period in 2015 primarily due to an increase in customer demand for network connectivity.

LISTING SERVICES

The following table shows revenues from our Listing Services segment:

	Three Months Ended March 31,		Percentage
	2016	2015	Change

	(in millions)
Listing Services Revenues	$66	$64	3.1%

Listing Services revenues increased in the first quarter of 2016 compared with the same period in 2015 primarily due to an increase in U.S. and European listed companies. The number of NASDAQ listed companies was 2,852 as of March 31, 2016 compared with 2,779 as of March 31, 2015, and in Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 847 listed companies as of March 31, 2016 compared with 804 as of March 31, 2015.

INFORMATION SERVICES

The following table shows revenues from our Information Services segment:

	Three Months Ended March 31,		Percentage
	2016	2015	Change

	(in millions)
Information Services Revenues:
Data products revenues	$105	$100	5.0%
Index licensing and services revenues	28	25	12.0%
Total Information Services Revenues	$133	$125	6.4%

Information Services

Information Services revenues increased in the first quarter of 2016 compared with the same period in 2015 due to an increase in both data products revenues and index licensing and services revenues, partially offset by an unfavorable impact from foreign exchange of $1 million.

Data Products Revenues

Data products revenues increased in the first quarter of 2016 compared with the same period in 2015 primarily due to higher customer demand for U.S. proprietary data products and the inclusion of revenues associated with the acquisitions of Chi-X Canada in February 2016 and DWA in January 2015, partially offset by an unfavorable impact from foreign exchange of $1 million.

Index Licensing and Services Revenues

Index licensing and services revenues increased in the first quarter of 2016 compared with the same period in 2015 primarily due to the inclusion of revenues associated with the acquisition of DWA in January 2015 and growth in DWA revenues since the closing of the acquisition.

TECHNOLOGY SOLUTIONS

The following table shows revenues from our Technology Solutions segment:

	Three Months Ended March 31,		Percentage
	2016	2015	Change

	(in millions)
Technology Solutions Revenues:
Corporate Solutions revenues	$77	$75	2.7%
Market Technology revenues	57	55	3.6%
Total Technology Solutions Revenues	$134	$130	3.1%

Technology Solutions

Technology solutions revenues increased in the first quarter of 2016 compared with the same period in 2015  due to increases in both corporate solutions and  market technology revenues.

Corporate Solutions Revenues

Corporate solutions revenues increased in the first quarter of 2016 compared with the same period in 2015 primarily due to the inclusion of revenues associated with the acquisition of Marketwired and growth in Directors Desk revenues, partially offset by lower multimedia related revenues and an unfavorable impact from foreign exchange of $1 million.

Market Technology Revenues

Market technology revenues increased in the first quarter of 2016 compared with the same period in 2015 primarily due to an increase in software as a service revenues mainly reflecting higher surveillance revenues.

Total Order Value

As of March 31, 2016, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $783 million.  Total order value as of March 31, 2015 was $728 million. Market technology deferred revenue, included in total technology solutions deferred revenue of $209 million, represents consideration received that is yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of market technology revenues to be recognized in the future represents our best estimate:

Total Order Value

(in millions)
Fiscal year ended:
2016(1)	$183
2017	212
2018	129
2019	86
2020	74
2021 and thereafter	99
Total	$783

(1)   Represents revenues that are anticipated to be recognized over the remaining nine months of 2016.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended March 31,		Percentage
	2016	2015	Change

	(in millions)
Compensation and benefits	$152	$147	3.4%
Marketing and advertising	6	7	(14.3)%
Depreciation and amortization	38	34	11.8%
Professional and contract services	35	33	6.1%
Computer operations and data communications	25	35	(28.6)%
Occupancy	20	21	(4.8)%
Regulatory	7	7	-
Merger and strategic initiatives	9	-	#
General, administrative and other	14	46	(69.6)%
Restructuring charges	9	150	(94.0)%
Total operating expenses	$315	$480	(34.4)%

#Denotes a variance equal to 100.0%.

Total operating expenses decreased $165 million in the first quarter of 2016 compared with the same period in 2015. The decrease reflects an operational decrease of $161 million and a favorable impact from foreign exchange of $4 million. The operational decrease  was primarily due to lower restructuring charges, lower general, administrative and other expense and a decrease in computer operations and data communications expense, partially offset by higher merger and strategic initiatives expense, higher compensation and benefits expense, and an increase in depreciation and amortization expense.

 Compensation and benefits expense increased in the first quarter of 2016 compared with the same period in 2015  primarily due to overall higher compensation costs resulting from our acquisitions of Chi-X Canada and Marketwired in February 2016. Partially offsetting these increases was a favorable impact from foreign exchange of $2 million. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 4,167 employees at March 31, 2016 from 3,730 employees at March 31, 2015.

Depreciation and amortization expense increased in the first quarter of 2016 compared with the same period in 2015 mainly due to additional amortization expense associated with software assets placed in service and acquired intangible assets, primarily related to our acquisitions of Chi-X Canada and Marketwired, partially offset by a favorable impact from foreign exchange of $1 million.

Professional and contract services expense increased in the first quarter of 2016 compared with the same period in 2015 primarily due to higher consulting expenses, partially offset by a  favorable impact from foreign exchange of $1 million.

Computer operations and data communications expense decreased in the first quarter of 2016 compared with the same period in 2015 primarily due to a decrease in VAT, reflecting a charge for the reversal of previously recorded VAT receivables no longer deemed collectible of $12 million in the first quarter of 2015, partially offset by higher maintenance costs.

Occupancy expense decreased slightly in the first quarter of 2016 compared with the same period in 2015 reflecting lower facility and rent costs as a result of our restructuring activities.

Merger and strategic initiatives expense was $9 million in the first quarter of 2016 and primarily related to our announced acquisitions of Chi-X Canada, Marketwired,  Boardvantage, and ISE.

General, administrative and other expense decreased in the first quarter of 2016 compared with the same period in 2015 primarily due to a reserve of $31 million for litigation arising from the Facebook IPO recorded in March 2015.

Restructuring charges were $9 million in the first quarter of 2016 and $150 million in the same period of 2015. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges recorded during the first quarters of 2016 and 2015.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Three Months Ended March 31,		Percentage
	2016	2015	Change
	(in millions)
Interest income	$1	$1	-
Interest expense	(28)	(28)	-
Net interest expense	(27)	(27)	-
Other investment income	1	-	#
Net income from unconsolidated investees	2	14	(85.7)%
Total non-operating expenses	$(24)	$(13)	84.6%

#Denotes a variance equal to 100.0%.

Total non-operating expenses increased in the first quarter of 2016 compared with the same period in 2015 primarily due to a decrease in net income from unconsolidated investees.

Interest Expense

Interest expense for the first quarter of 2016 and 2015 was $28 million and was comprised of $27 million of interest expense and $1 million of non-cash debt issuance amortization expense.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Net Income from Unconsolidated Investees

Net income from unconsolidated investees decreased in the first quarter of 2016 compared with the same period in 2015 primarily due to lower income recognized from our equity method investment in OCC. We were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when financial statements were made available to us. As a result, we recorded other income of $13 million in the first quarter of 2015 relating to our share of OCC’s income for the year ended December 31, 2014.

See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our investment in OCC.

Tax Matters

Nasdaq’s income tax provision was $63 million in the first quarter of 2016 compared with $5 million in the first quarter of 2015. The overall effective tax rate was 32.3% in the first quarter of 2016 compared with 35.7% in the first quarter of 2015. For further discussion of our tax matters, see “Tax Matters,” of Note 2, “Basis of Presentation and Principles of Consolidation.”

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

Non-GAAP adjustments for the quarter ended March 31, 2016 primarily related to the following:

(i) amortization expense of acquired intangible assets of $17 million, (ii) restructuring charges of $9 million (see Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion),  (iii) merger and strategic initiatives costs of $9 million primarily related to our announced acquisitions of Chi-X Canada, Marketwired,  Boardvantage,  and ISE, and (iv) adjustment to the income tax provision of $14 million to reflect these non-GAAP adjustments.

Non-GAAP adjustments for the quarter ended March 31, 2015 primarily related to the following:

(i) amortization expense of acquired intangible assets of $15 million, (ii) restructuring charges of $150 million (see Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion), (iii) loss reserve of $31 million, (iv) reversal of previously recorded VAT receivables no longer deemed collectible of $12 million, (v) other income from OCC equity investment of $13 million. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion,  and (vi)  adjustment to the income tax provision of $66 million to reflect these non-GAAP adjustments.

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$132	$0.78	$9	$0.05
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	17	0.10	15	0.09
Restructuring charges	9	0.05	150	0.87
Merger and strategic initiatives	9	0.05	-	-
Loss reserve	-	-	31	0.18
Reversal of value added tax refund	-	-	12	0.07
Income from OCC equity investment	-	-	(13)	(0.08)
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(14)	(0.07)	(66)	(0.38)
Total non-GAAP adjustments, net of tax	21	0.13	129	0.75
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$153	$0.91	$138	$0.80
Weighted-average common shares outstanding for diluted earnings per share		168,368,444		172,677,119

__________________
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

In March 2016,  Nasdaq entered into the 2016 Credit Facility which provides for a $400 million senior unsecured term loan facility. In March 2016, loans in an aggregate principal amount of $400 million were drawn under the 2016 Credit Facility and the net proceeds of $399 million were used to partially repay amounts outstanding under the revolving credit commitment of the 2014 Credit Facility. As of March 31, 2016, the balance of $399 million reflects the aggregate principal amount, less the unamortized debt issuance costs.  See “2016 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

Our 2014 Credit Facility consists of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). As of March 31, 2016, availability under the revolving credit commitment was $720 million. See “2014 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

In the near term, we expect that our operations and availability under our revolving credit commitment will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends.

Various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $293 million at March 31, 2016, compared with $340 million at December 31, 2015, a decrease of $47 million. Current asset balance changes increased working capital by $1,462 million, with increases in default funds and margin deposits, financial investments, at fair value, receivables, net, cash and cash equivalents, and other current assets, partially offset by a decrease in restricted cash. Current liability balance changes decreased working capital by $1,509 million, due to increases in default funds and margin deposits, deferred revenue, other current liabilities, and accounts payable and accrued expenses, partially offset by decreases in accrued personnel costs and Section 31 fees payable to the SEC.

Principal factors that could affect the availability of our internally-generated funds include:

•deterioration of our revenues in any of our business segments;

•changes in our working capital requirements; and

•an increase in our expenses.

Principal factors that could affect our ability to obtain cash from external sources include:

•operating covenants contained in our credit facilities that limit our total borrowing capacity;

•increases in interest rates under our credit facilities;

•credit rating downgrades, which could limit our access to additional debt;

•a decrease in the market price of our common stock; and

•volatility in the public debt and equity markets.

The following sections discuss the effects of changes in our financial assets, debt obligations, clearing and broker-dealer net capital requirements, and cash flows on our liquidity and capital resources.

Financial Assets

The following table summarizes our financial assets:

	March 31, 2016	December 31, 2015
	(in millions)
Cash and cash equivalents	$331	$301
Restricted cash	21	56
Financial investments, at fair value	259	201
Total financial assets	$611	$558

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of March 31, 2016, our cash and cash equivalents of $331 million were primarily invested in bank deposits, money market funds and commercial paper. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of March 31, 2016 increased $30 million from December 31, 2015 primarily due to net cash provided by operating and financing activities, partially offset by net cash used in investing activities. See “Cash Flow Analysis” below for further discussion.

As of March 31, 2016 and December 31, 2015, current restricted cash included cash held for regulatory purposes and other requirements and is not available for general use. Current restricted cash was $21 million as of March 31, 2016 and $56 million as of December 31, 2015, a decrease of $35 million. The decrease is primarily due to lower restricted cash held at SecondMarket. Current restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $119 million as of March 31, 2016 and $105 million as of December 31, 2015. The remaining balance held in the U.S. totaled $212 million as of March 31, 2016 and $196 million as of December 31, 2015.

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

Cash Dividends on Common Stock

In March 2016, we paid a quarterly cash dividend of $0.25 per share on our outstanding common stock. In March 2016, we also declared a dividend of $0.32 per share on our outstanding common stock, which will be payable in June 2016, and reflects a 28% increase from our prior quarterly cash dividend of $0.25. See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $259 million as of March 31, 2016 and $201 million as of December 31, 2015 and are primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $175 million as of  March 31, 2016 and $166 million as of December 31, 2015 are assets utilized to meet regulatory capital requirements primarily for clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading investment securities.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	March 31, 2016	December 31, 2015

		(in millions)
5.25% senior unsecured notes (1)	January 2018	$368	$368
$750 million revolving credit commitment (2)	November 2019	28	258
$400 million senior unsecured term loan facility(2)	November 2019	399	-
5.55% senior unsecured notes (1)	January 2020	597	597
3.875% senior unsecured notes (1)	June 2021	678	646
4.25% senior unsecured notes (1)	June 2024	495	495
Total long-term debt obligations		$2,565	$2,364

(1)	Net of unamortized debt discount and debt issuance costs.
(2)	Net of unamortized debt issuance costs.

In addition to the $750 million revolving credit commitment and $400 million term loan facility, we also have other credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. At March 31, 2016, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled $209 million in available liquidity, none of which was utilized. At December 31, 2015, credit facilities, which are available in multiple currencies, primarily Swedish Krona, totaled  $202 million in available liquidity, none of which was utilized.

At March 31, 2016, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At March 31, 2016, our required regulatory capital consisted of $175 million of highly rated European government debt securities that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets.

Broker-Dealer Net Capital Requirements

Our operating broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access, NPM Securities, LLC and SMTX, LLC are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. The following table summarizes the capital requirements for our broker-dealer subsidiaries as of March 31, 2016:

Broker-Dealer Subsidiaries	Total Net Capital	Required Minimum Net Capital	Excess Capital

	(in millions)
Nasdaq Execution Services	$8.9	$0.3	$8.6
Execution Access	48.2	0.3	47.9
NPM Securities	0.4	-	0.4
SMTX	0.5	0.3	0.2

Other Capital Requirements

Nasdaq Execution Services

Nasdaq Execution Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with OCC.

Chi-X Canada

As a member of the Investment Industry Regulatory Organization of Canada, or IIROC, Chi-X Canada is subject to IIROC regulatory requirements which are intended to ensure its general financial soundness and liquidity. Under IIROC rules, Chi-X Canada is required to comply with minimum net capital requirements. At March 31, 2016, Chi-X Canada was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $4.5 million, or $4.2 million in excess of the minimum amount required.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Three Months Ended March 31,
	2016	2015	Percentage Change

	(in millions)
Net cash provided by (used in):
Operating activities	$251	$231	8.7%
Investing activities	(294)	(326)	(9.8)%
Financing activities	68	4	#
Effect of exchange rate changes on cash and cash equivalents	5	(8)	#
Net increase (decrease) in cash and cash equivalents	30	(99)	#
Cash and cash equivalents at the beginning of period	301	427	(29.5)%
Cash and cash equivalents at the end of period	$331	$328	0.9%

#Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the three months ended March 31, 2016:

•	Net income of $132 million, plus:
•

Adjustments to reconcile net income to net cash provided by operating activities of $56 million comprised primarily of $38 million of depreciation and amortization expense, $16 million of share-based compensation expense, $3 million in non-cash restructuring charges, and deferred income taxes of $2 million, partially offset by $2 million of excess tax benefits related to share-based payments and net income from unconsolidated investees of $2 million.

•	Increase in deferred revenue of $147 million mainly due to the Listing Services’ annual billings.
•

Decrease in other assets of $34 million primarily reflecting a decline in customer funds held as restricted cash in connection with privately negotiated securities transactions at SecondMarket, partially offset by an increase in deferred costs associated with the timing and delivery of technology projects.

•	Increase in accounts payable and accrued expenses of $14 million primarily due to the timing of payments and activity of trade payables.

Partially offset by a:

•	Decrease in accrued personnel costs of $89 million primarily due to the payment of our 2015 incentive compensation in the first quarter of 2016, partially offset by the 2016 accrual.
•

Decrease of $20 million in other liabilities primarily reflecting a decline in customer funds held in connection with privately negotiated securities transactions at SecondMarket, partially offset by an increase in accrued taxes.

•	Decrease in Section 31 fees payable to the SEC of $18 million primarily due to timing of payments, which are made twice a year in September and March.

The following items impacted our net cash provided by operating activities for the three months ended March 31, 2015:

•	Net income of $9 million, plus:
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

Net Cash Used in Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 primarily consisted of our acquisitions of Chi-X Canada and Marketwired in February 2016 of $213 million, our purchases of trading and available-for-sale investment securities of $149 million and purchases of property and equipment of $23 million, partially offset by proceeds from sales and redemptions of trading securities of $94 million and proceeds from maturities of available-for-sale investment securities of $7 million.

Net cash used in investing activities for the three months ended March 31, 2015 primarily consisted of our acquisition of DWA in January 2015 of $226 million, our purchases of trading and available-for-sale investment securities of $72 million, a capital contribution of $30 million in connection with our equity method investment in OCC, and purchases of property and equipment of $24 million, partially offset by proceeds from sales and redemptions of trading securities of $29 million and proceeds from maturities of available-for-sale investment securities of $3 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 primarily consisted of $555 million of cash used in connection with the repayment of the revolving credit commitment under our 2014 Credit Facility, $41 million related to cash dividends paid on our common stock, and $29  million related to the repurchase our common stock, partially offset by net proceeds of $399 million from our 2016 Credit Facility and proceeds from the utilization of our 2014 Credit Facility of $325 million to partially fund our acquisitions of Chi-X Canada and Marketwired and other general corporate purposes.

Net cash provided by financing activities for the three months ended March 31, 2015 primarily consisted of $100 million from the partial utilization of the revolving credit commitment under our 2014 Credit Facility to partially fund our acquisition of DWA, partially offset by $30 million related to the repurchase of our common stock, $25 million related to cash dividends paid on our common stock, and $25 million of cash used in connection with the repayment of the revolving credit commitment under our 2014 Credit Facility.

For further discussion of our Chi-X Canada, Marketwired, and DWA acquisitions, see “Acquisition of Chi-X Canada,” “Acquisition of Marketwired,” and “Acquisition of Dorsey, Wright & Associates, LLC,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements. For further discussion of our debt obligations, see Note 8, “Debt Obligations,” to the condensed consolidated financial statements. For further discussion of our share repurchase program and cash dividends paid on our common stock, see “Share Repurchase Program,” and “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements.

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of March 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in millions)
Debt obligations by contract maturity(1)	$3,129	$81	$620	$1,144	$1,284
Minimum rental commitments under non-cancelable operating leases, net(2)	311	58	89	72	92
Other obligations(3)	25	11	14	-	-
Total	$3,465	$150	$723	$1,216	$1,376

(1)

Our debt obligations include both principal and interest obligations. At March 31, 2016, an interest rate of 2.35% was used to compute the amount of the contractual obligations for interest on the 2016 Credit Facility and 2.02% was used to compute the amount of the contractual obligations for interest on the 2014 Credit Facility. All other debt obligations were primarily calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at March 31, 2016. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)

We lease some of our office space and equipment under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)	Other obligations primarily consist of potential future escrow agreement payments related to prior acquisitions as well as other service agreement payments.

Off-Balance Sheet Arrangements

 For discussion of off-balance sheet arrangements see:

•

Note 14, “Clearing Operations,” to the condensed consolidated financial statements for further discussion of our non-cash default fund contributions and margin deposits received for clearing operations; and

•	Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion of:
•	Guarantees issued and credit facilities available;
•	Lease commitments;
•	Other guarantees;
•	Non-cash contingent consideration;
•	Other transactions;
•	Escrow agreements;
•	Routing brokerage activities;
•	Litigation; and
•	Tax audits.

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

Financial Investments

As of March 31, 2016,  our investment portfolio was primarily comprised of trading securities, mainly highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2016, the fair value of this portfolio would have declined by $6 million.

Debt Obligations

As of March 31, 2016,  substantially all of our debt obligations are fixed-rate obligations. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of borrowings under our 2016 Credit Facility and the 2014 Credit Facility, as the interest rates on these facilities have variable interest rates. As of March 31, 2016,  the principal amount outstanding under the 2016 Credit Facility was $400 million and the 2014 Credit Facility was

$30 million. A hypothetical 100 basis points increase in interest rates on the 2016 Credit Facility and the 2014 Credit Facility would increase interest expense by approximately $4 million based on borrowings as of March 31, 2016.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency transaction risk.  For the three months ended March 31, 2016, approximately 24.7% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 11.1% of our operating income were derived in currencies other than the U.S. dollar, primarily the Euro and Swedish Krona.

Our primary exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three months ended March 31, 2016 is presented in the following table:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total

	(in millions, except currency rate)
Three Months Ended March 31, 2016
Average foreign currency rate to the U.S. dollar	1.1037	0.1183	#	N/A	N/A
Percentage of revenues less transaction-based expenses	10.4%	9.2%	5.1%	75.3%	100.0%
Percentage of operating income	17.4%	3.1%	(8.3)%	87.8%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(5)	$(5)	$(3)	$-	$(13)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(1)	$(2)	$-	$(7)

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

Our primary exposure to net assets in foreign currencies as of March 31, 2016 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation

	(in millions)
Swedish Krona(1)	$3,518	$(352)
Norwegian Krone	194	(19)
Euro	142	(14)
British Pound	129	(13)
Australian Dollar	85	(9)

(1)Includes goodwill of $2,693 million and intangible assets, net of $667 million.

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

Execution Access is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of March 31, 2016, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Item 4.Controls and Procedures.

(a) Disclosure controls and procedures. Nasdaq’s management, with the participation of Nasdaq’s Chief Executive Officer, and Interim Chief Financial Officer and Senior Vice President, has evaluated the effectiveness of Nasdaq’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Nasdaq’s Chief Executive Officer and Interim Chief Financial Officer and Senior Vice President, have concluded that, as of the end of such period, Nasdaq’s disclosure controls and procedures are effective.

(b) Internal control over financial reporting. There have been no changes in Nasdaq’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

See “Litigation,” of Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion.

Item 1A.   Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on February 26, 2016. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.

Employee Transactions

During the fiscal quarter ended March 31, 2016, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended March 31, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2016
Share repurchase program	-	$-	-	$159
Employee transactions	749	$56.40	N/A	N/A

February 2016
Share repurchase program	490,032	$59.37	490,032	$130
Employee transactions	458,673	$63.74	N/A	N/A

March 2016
Share repurchase program	-	$-	-	$500
Employee transactions	75,487	$66.35	N/A	N/A

Total Quarter Ended March 31, 2016
Share repurchase program	490,032	$59.37	490,032	$500
Employee transactions	534,909	$64.10	N/A	N/A

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

The Nasdaq, Inc.
(Registrant)

Date: May 5, 2016	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: May 5, 2016	By:	/s/ Ronald Hassen
	Name:	Ronald Hassen
	Title:	Interim Chief Financial Officer and Senior Vice President

Exhibit Index

Exhibit Number

2.1

Stock Purchase Agreement, dated as of March 9, 2016, by and among Deutsche Börse AG and Eurex Frankfurt AG and Nasdaq, Inc. (incorporated herein by reference to the Current Report on Form 8-K filed on March 15, 2016).

3.2	Nasdaq’s By-Laws (incorporated herein by reference to the Current Report on Form 8-K filed on February 26, 2016).

10.1

Credit Agreement, dated March 17, 2016, among Nasdaq, Inc., the various lenders party thereto and Bank of America,        N.A., as Administrative Agent (incorporated herein by reference to the Current Report on Form 8-K filed on March 22, 2016).

10.2	General Release and Retirement Agreement between Nasdaq, Inc. and Lee Shavel, effective January 26, 2016.

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 12 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Interim Chief Financial Officer and Senior Vice President pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.

**The following materials from Nasdaq, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015;   (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2016 and 2015;  (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) notes to condensed consolidated financial statements.