Form 10-Q
period 2016-06-30
NASDAQ, INC.
filed 2016-08-03
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2016
Common Stock, $.01 par value per share	165,453,714 shares

Nasdaq, Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2016

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

* * * * * *

The following is a non-exclusive list of registered trademarks, registered service marks, or trademarks or service marks of Nasdaq or its subsidiaries, in the United States and/or other countries or jurisdictions:

@TRADE®, AT-TRADE®, AGGREGATION, TRANSPARENCY, CONTROL®, AUTO WORKUP®, AXE®, BWISE®, BWISE BUSINESS IN CONTROL®, BWISE RAPID DEPLOYMENT SOLUTION®, BX VENTURE MARKET®, CANADIAN DIVIDEND ACHIEVERS®, CCBN®, CCN®, CCNMATTHEWS®, CLICK XT®, CONDICO®, D.A.L.I.®, DATAXPRESS®, DEFENSE OF INTERNATIONAL MARKETS AND EXCHANGES SYMPOSIUM®, DIMES®, DIRECTORS DESK®, DIRECTORSDESK®, DIVIDEND ACHIEVERS®, DORSEY WRIGHT®, DREAM IT. DO IT.®, DWA MATRIX®, DWA®, DX®, E-SPEED®, EQQQ®, ESPEED & KATAKANA®, ESPEED EXCHANGE®, ESPEED®, ESPEEDOMETER®, EXACTEQUITY®, EXIGO®, FINQLOUD REGULATORY RECORDS RETENTION®, FINQLOUD®, FIRST NORTH®, FONDSBØRSEN®, FTEN®, GENIUM®, GIDS®, GLOBE NEWSWIRE®, IGNITE YOUR AMBITION®, INET®, INVESTOR WORLD®, IPOWORLD®, ISSUERWORLD®, ITCH®, KLEOS®, LIQUIDITYXPRESS®, MARKET INTELLIGENCE DESK®, MARKET LINQUIDITY®, MARKET MECHANICS®, MARKETSITE®, MARKETWIRE BEYOND WORDS®, MARKETWIRE RESONATE®, MARKETWIRE®, MARKETWIRED RESONATE®, MARKETWIRED®, MY CCBN®, MYMEDIAINFO®, N LOGO (BLACK AND WHITE)®, N LOGO (BLUE ON WHITE)(STYLIZED "N" IN RIBBON FORM)®, N NASDAQ LOGO (BLACK AND WHITE)®, N NASDAQ LOGO (BLUE AND SILVER)®, N NASDAQ LOGO (BLUE ON WHITE)®, NASDAQ (IN CHINESE)®, NASDAQ (IN KATAKANA)®, NASDAQ 100 INDEX®, NASDAQ BIOTECHNOLOGY INDEX®, NASDAQ CANADA COMPOSITE INDEX®, NASDAQ CANADA INDEX®, NASDAQ CANADA®, NASDAQ CAPITAL MARKET®, NASDAQ COMPOSITE INDEX®, NASDAQ COMPOSITE®, NASDAQ COMPUTER INDEX®, NASDAQ DIVIDEND ACHIEVERS®, NASDAQ DUBAI®, NASDAQ EUROPE COMPOSITE INDEX®, NASDAQ EUROPE®, NASDAQ FINANCIAL-100 INDEX®, NASDAQ FX®, NASDAQ GLOBAL MARKET®, NASDAQ GLOBAL SELECT MARKET®, NASDAQ INDUSTRIAL INDEX®, NASDAQ INTERACT®, NASDAQ INTERNET INDEX®, NASDAQ IQ FUND®, NASDAQ JAPAN (IN ENGLISH)®, NASDAQ JAPAN (IN KATAKANA)®, NASDAQ JAPAN®, NASDAQ MARKET ANALYTIX®, NASDAQ MARKET CENTER®, NASDAQ MARKET FORCES®, NASDAQ MARKET VELOCITY®, NASDAQ MARKETSITE®, NASDAQ MAX®, NASDAQ NATIONAL MARKET®, NASDAQ OMX ALPHA INDEXES®, NASDAQ OMX GREEN ECONOMY INDEX®, NASDAQ OMX NORDIC®, NASDAQ OMX®, NASDAQ PRIVATE MARKET®, NASDAQ Q-50 INDEX®, NASDAQ TELECOMMUNICATIONS INDEX®, NASDAQ TOTALVIEW®, NASDAQ TRADER®, NASDAQ TRANSPORTATION INDEX®, NASDAQ US ALL MARKET®, NASDAQ VOLATILITY GUARD®, NASDAQ WORKSTATION II®, NASDAQ WORKSTATION®, NASDAQ WORLD (IN KATAKANA)®, NASDAQ WORLD®, NASDAQ-100 (IN KATAKANA)®, NASDAQ-100 EUROPEAN FUND®, NASDAQ-100 EUROPEAN TRACKER FUND®, NASDAQ-100 EUROPEAN TRACKER®, NASDAQ-100 INDEX (IN KATAKANA)®, NASDAQ-100 INDEX EUROPEAN TRACKER FUND®, NASDAQ-100 INDEX TRACKING STOCK®, NASDAQ-100 INDEX®, NASDAQ-100®, NASDAQ-FINANCIAL INDEX®, NASDAQ-FINANCIAL®, NASDAQ®, NDX®, NEWS DASHBOARD®, NEWS RELEASE EXPRESS®, NFX WORLD CURRENCY FUTURES®, NFX XL®, NLX®, NOIS®, NORDIX®, OM®, OMX COPENHAGEN 20®, OMX HELSINKI 25®, OMX STIBOR FUTURE®, OMX STOCKHOLM 30®, OMX TECHNOLOGY®, OMX®, OMXH25®, OMXS30®, OMXS3FUT®, ON THE WIRE®, OTW®, OVERUNDER®, ÖVERUNDER®, PHILADELPHIA STOCK EXCHANGE®, PHLX XL®, PHLX®, PIXL®, PRF®, Q THE NEXT GREAT THING®, QQQ®, QTARGET®, QVIEW®, R3®, RE-THINK®, RISKWAY®, RISKWRAPPER®, RISKXPOSURE®, RX®, S.A.X.E.S®, SDW (SYSTEM DEVELOPMENT WORKBENCH)®, SECONDMARKET ECOYSYSTEM®, SECONDMARKET®, SIDECAR®, SIGNALXPRESS SX®, SIGNALXPRESS®, SMARTS®, SMARTSONLINE®, STINA®, STRUCTURED LIQUIDITY PROGRAM®, THE NASDAQ STOCK MARKET®, THE STOCK MARKET FOR THE NEXT 100 YEARS®, TOTAL EQUITY SOLUTION®, TRADEGUARD®, TX®, ULL®, ULTRA LOW LATENCY®, ULTRAFEED®, VX PROXY®, WIZER®, XDE®

ii

To the extent a name, logo or design does not appear on the above list, such lack of appearance does not constitute a waiver of any intellectual property rights that Nasdaq has established in its product or service names or logos, or in product configurations or designs, all of which rights are expressly reserved.

FINRA® and TRADE REPORTING FACILITY® are registered trademarks of the Financial Industry Regulatory Authority, or FINRA.

All other trademarks and service marks used herein are the property of their respective owners.

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded products, or ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended June  30, 2016,  the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 that was filed with the U.S. Securities and Exchange Commission, or SEC, on May 5, 2016 and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the SEC on February 26, 2016.

iii

          Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “may,” “will,” “could,” “should,” “anticipates,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future expectations as to industry and regulatory developments or business initiatives and strategies, future operating results or financial performance, and other future developments identify forward-looking statements. These include, among others, statements relating to:

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 that was filed with the SEC on May 5, 2016 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the SEC on February 26, 2016. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

Nasdaq, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	June 30, 2016	December 31, 2015

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$344	$301
Restricted cash	22	56
Financial investments, at fair value	255	201
Receivables, net	399	316
Default funds and margin deposits	3,411	2,228
Other current assets	165	158
Total current assets	4,596	3,260
Property and equipment, net	332	323
Deferred tax assets	741	643
Goodwill	6,236	5,395
Intangible assets, net	2,771	1,959
Other non-current assets	423	281
Total assets	$15,099	$11,861

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$172	$158
Section 31 fees payable to SEC	160	98
Accrued personnel costs	129	171
Deferred revenue	275	127
Other current liabilities	161	138
Default funds and margin deposits	3,411	2,228
Total current liabilities	4,308	2,920
Debt obligations	3,731	2,364
Deferred tax liabilities	983	626
Non-current deferred revenue	199	200
Other non-current liabilities	161	142
Total liabilities	9,382	6,252

Commitments and contingencies
Equity
Nasdaq stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 169,339,692 at June 30, 2016 and 167,241,734 at December 31, 2015; shares outstanding: 165,542,188 at June 30, 2016 and 164,324,270 at December 31, 2015	2	2
Additional paid-in capital	3,062	3,011
Common stock in treasury, at cost: 3,797,504 shares at June 30, 2016 and 2,917,464 shares at December 31, 2015	(166)	(111)
Accumulated other comprehensive loss	(860)	(864)
Retained earnings	3,679	3,571
Total Nasdaq stockholders' equity	5,717	5,609
Total liabilities and equity	$15,099	$11,861

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Market Services	$532	$478	$1,104	$1,018
Listing Services	68	66	134	130
Information Services	134	128	268	253
Technology Solutions	163	135	297	265
Total revenues	897	807	1,803	1,666
Transaction-based expenses:
Transaction rebates	(256)	(216)	(541)	(477)
Brokerage, clearance and exchange fees	(82)	(73)	(169)	(164)
Revenues less transaction-based expenses	559	518	1,093	1,025
Operating expenses:
Compensation and benefits	164	144	316	291
Marketing and advertising	8	6	14	13
Depreciation and amortization	41	34	79	67
Professional and contract services	35	42	70	76
Computer operations and data communications	27	23	52	58
Occupancy	19	21	39	42
Regulatory	6	7	13	14
Merger and strategic initiatives	35	3	44	3
General, administrative and other	17	19	32	65
Restructuring charges	33	2	41	152
Total operating expenses	385	301	700	781
Operating income	174	217	393	244
Interest income	1	1	2	1
Interest expense	(32)	(27)	(60)	(55)
Other investment income	2	-	3	-
Net income from unconsolidated investees	1	1	3	15
Income before income taxes	146	192	341	205
Income tax provision	76	60	139	64
Net income	70	132	202	141
Net loss attributable to noncontrolling interests	-	1	-	1
Net income attributable to Nasdaq	$70	$133	$202	$142
Per share information:
Basic earnings per share	$0.42	$0.79	$1.23	$0.84
Diluted earnings per share	$0.42	$0.77	$1.20	$0.82
Cash dividends declared per common share	$-	$0.25	$0.57	$0.40

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$70	$132	$202	$141
Other comprehensive income (loss):
Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	(127)	125	11	(188)
Income tax benefit (expense)	37	(48)	(7)	65
Total other comprehensive income (loss), net of tax	(90)	77	4	(123)
Comprehensive income (loss)	(20)	209	206	18
Comprehensive loss attributable to noncontrolling interests	-	1	-	1
Comprehensive income (loss) attributable to Nasdaq	$(20)	$210	$206	$19

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$202	$141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79	67
Share-based compensation	35	32
Excess tax benefits related to share-based payments	(33)	(5)
Deferred income taxes	(7)	(64)
Non-cash restructuring charges	8	134
Net income from unconsolidated investees	(3)	(15)
Other reconciling items included in net income	4	9
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(6)	54
Other assets	11	13
Accounts payable and accrued expenses	5	(3)
Section 31 fees payable to SEC	57	23
Accrued personnel costs	(53)	(45)
Deferred revenue	111	58
Other liabilities	(18)	7
Net cash provided by operating activities	392	406
Cash flows from investing activities:
Purchases of trading securities	(245)	(190)
Proceeds from sales and redemptions of trading securities	194	117
Purchases of available-for-sale investment securities	(8)	(27)
Proceeds from maturities of available-for-sale investment securities	7	3
Capital contribution in equity method investment	-	(30)
Acquisition of businesses, net of cash and cash equivalents acquired	(1,460)	(226)
Purchases of property and equipment	(51)	(59)
Other investment activities	(10)	(6)
Net cash used in investing activities	(1,573)	(418)
Cash flows from financing activities:
Payments of debt obligations	(1,033)	(91)
Proceeds from utilization of credit commitment	833	131
Proceeds from issuances of senior unsecured notes and term loan facility	1,558	-
Cash paid for repurchase of common stock	(45)	(55)
Cash dividends	(94)	(68)
Proceeds received from employee stock activity	28	17
Payments related to employee shares withheld for taxes	(57)	(27)
Excess tax benefits related to share-based payments	33	5
Other financing activities	-	-
Net cash provided by (used in) financing activities	1,223	(88)
Effect of exchange rate changes on cash and cash equivalents	1	(3)
Net increase (decrease) in cash and cash equivalents	43	(103)
Cash and cash equivalents at beginning of period	301	427
Cash and cash equivalents at end of period	$344	$324
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$67	$65
Income taxes, net of refund	$127	$111

   See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Organization and Nature of Operations

Nasdaq, Inc. is a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, access services, data products, financial indexes, capital formation solutions, corporate solutions and market technology products and services. Our technology powers markets across the globe, supporting equity derivative trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.

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

Through our acquisition of U.S. Exchange Holdings, Inc., together with its subsidiaries, or ISE, an operator of three electronic options exchanges, we now operate six electronic options exchanges and three cash equity exchanges in the U.S.  See “Acquisition of International Securities Exchange,”  of Note 4, “Acquisitions,” for further discussion of the ISE acquisition.  The NASDAQ Stock Market, the largest of our cash equities exchanges, is the largest single venue of liquidity for trading U.S.-listed cash equities. We also operate a leading electronic platform for trading of U.S. Treasuries and Nasdaq Futures, Inc., or NFX, a U.S. based energy derivatives market which offers cash settled energy derivatives based on key energy benchmarks including oil, natural gas and U.S. power.

Through our acquisition of Chi-X Canada ATS Limited, or Chi-X Canada, in February 2016, we also operate two Canadian markets for the trading of Canadian-listed securities. Effective June 1, 2016, we changed the name of Chi-X Canada to Nasdaq CXC Limited, or Nasdaq CXC.  See “Acquisition of Nasdaq CXC,  Formerly Chi-X Canada,” of Note 4, “Acquisitions,” for further discussion of the Chi-X Canada acquisition.

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

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges. Our Listing Services Segment also includes The NASDAQ Private Market, LLC, or NPM, and SecondMarket Solutions, Inc., or SecondMarket, which are marketplaces for private growth companies.

As of June  30, 2016, The NASDAQ Stock Market was home to 2,868 listed companies with a combined market capitalization of approximately $8.1 trillion, and in Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 873 listed companies with a combined market capitalization of approximately $1.2 trillion.

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

Our Index Licensing and Services business develops and licenses Nasdaq branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. As of June  30, 2016, we had 267 ETPs licensed to Nasdaq’s indexes and had over $108 billion of assets under management, or AUM, in licensed ETPs tracking Nasdaq indexes.

Technology Solutions

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses.

Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges. We help organizations manage the two-way flow of information with their key constituents, including their board members and investors, and with clients and the public through our suite of advanced technology, analytics, and consultative services. Our Corporate Solutions business primarily offers products to serve the following key areas: investor relations, public relations, multimedia solutions, and governance. We currently have over 18,000 Corporate Solutions clients.

Our Market Technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers and corporate businesses. Our Market Technology business is the sales channel for our complete global offering to other marketplaces.

Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination to markets with wide-ranging requirements, from the leading markets in the U.S., Europe, and Asia to emerging markets in the Middle East, Latin America, and Africa. Our marketplace solutions can handle a wide array of assets including cash equities, equity derivatives, currencies, various interest-bearing securities, commodities, and energy products, and are currently powering more than 70 marketplaces in 50 countries. Market Technology also provides market surveillance services to broker-dealer firms worldwide, as well as enterprise governance, risk management, and compliance software solutions.

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

Nasdaq’s income tax provision was $76 million for the second quarter of 2016 and $139 million in the first six months of 2016 compared with $60 million in the second quarter of 2015 and $64 million in the first six months of 2015. The overall effective tax rate was 52.1% in the second quarter of 2016 and 40.8% in the first six months of 2016 compared with 31.3% in the second quarter of 2015 and 31.2% in the first six months of 2015. The higher effective tax rate in the second quarter and first six months of 2016 when compared with the same periods in 2015 is primarily due to an unfavorable ruling from the Finnish Supreme Administrative Court. See below for further discussion. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2011 through 2013 are currently under audit by the Internal Revenue Service and we are subject to examination for the year 2014. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2013 and we are subject to examination for the year 2014. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2008 through 2015. We anticipate that the amount of unrecognized tax benefits at June 30, 2016 will significantly decrease in the next twelve months as we expect to settle certain tax audits. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.

 In the fourth quarter of 2010, we received an appeal from the Finnish Tax Authority challenging certain interest expense deductions claimed by Nasdaq in Finland for the year 2008. The appeal also demanded certain penalties be paid with regard to the company’s tax return filing position. In October 2012, the Finnish Appeals Board disagreed with the company’s tax return filing position for years 2009 through 2011, even though the tax return position with respect to this deduction was previously reviewed and approved by the Finnish Tax Authority. In June 2014, the Finnish Administrative Court also disagreed with the company’s tax return filing position for these years. We appealed this ruling to the Finnish Supreme Administrative Court. Through March 31, 2016, we recorded tax benefits of $30 million associated with this filing position. We paid $41 million to the Finnish tax authorities, which includes $11 million in interest and penalties. In May 2016, we received an unfavorable ruling from the Finnish Supreme Administrative Court, in which the Court disagreed with our position. As such, in the second quarter of 2016 we recorded tax expense of $28 million, or $0.17 per diluted share. This expense reflects the reversal of previously recorded Finnish tax benefits, and related interest and penalties, of $38 million through the first quarter of 2016, net of a related U.S. tax benefit of $10 million. The tax expense recorded reflects the impact of foreign currency translation. We expect to record future quarterly net tax expense of approximately $1 million as a result of this ruling.

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Because this legislation is unclear with regard to our ability to continue to claim such interest deductions, Nasdaq filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. In June 2014, we received an unfavorable ruling from the Swedish Tax Council for Advance Tax Rulings. We appealed this ruling to the Swedish Supreme Administrative Court; however the Swedish Supreme Administrative Court denied our request for a ruling based on procedural requirements. In the third quarter of 2015, we received a notice from the Swedish Tax Agency that interest deductions for the year 2013 have been disallowed. We will appeal to the Swedish Lower Administrative Court and continue to expect a favorable decision. Since January 1, 2013, we have recorded tax benefits of $47 million associated with this matter. We continue to pay all assessments from the Swedish Tax Agency while this matter is pending. If the Swedish Courts agree with our position we will receive a refund of all paid assessments; if the Swedish Courts disagree with our position, we will record tax expense of $38 million, or $0.23 per diluted share, which is gross of any related U.S. tax benefits and reflects the impact of foreign currency translation. We expect to record recurring quarterly tax benefits of $1 million to $2 million with respect to this matter for the foreseeable future.

Other Tax Matter

In December 2012, the Swedish Tax Agency approved our 2010 amended value added tax, or VAT, tax return and we received a cash refund for the amount claimed. In 2013, we filed amended VAT tax returns for 2011 and 2012, utilizing the same approach which was approved for the 2010 filing. We also utilized this approach in our 2013 and 2014 filings. However, even though the VAT return position was previously reviewed and approved by the Swedish Tax Agency, the Swedish Tax Agency challenged our approach. The revised position of the Swedish Tax Agency was upheld by the Lower Administrative Court during the first quarter of 2015. As a result, in the first quarter of 2015, we reversed the previously recorded benefit of $12 million, based on the court decision. The decision of the Lower Administrative Court was upheld by the Court of Appeals in April 2016. We have appealed this ruling to the Supreme Administrative Court.

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

Business Combinations

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. This guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. In addition, the amendments in this guidance require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. We adopted this new standard on January 1, 2016.

Recently Announced Accounting Pronouncements

Financial Instruments –  Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments,” which changes the impairment model for certain financial instruments. The new model is a forward looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. This new standard is effective for us on January 1, 2020. Early adoption as of January 1, 2019 is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements.

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

Financial Instruments –  Overall

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

Revenue From Contracts With Customers

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which supersedes the revenue recognition guidance in Accounting Standards Codification, “Revenue Recognition.” The new revenue recognition standard sets forth a five-step revenue recognition model to determine when and how revenue is recognized. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration it expects to receive in exchange for those goods or services. The standard also requires more detailed disclosures. The standard provides alternative methods of initial adoption. On July 9, 2015, the FASB approved the deferral of the effective date of the new revenue recognition standard by one year. As a result, this new standard will now be effective for us on January 1, 2018. Early adoption as of the original effective date is permitted. We are currently assessing the impact that this standard will have on our consolidated financial statements, and have not yet selected a transition approach.

3. Restructuring Charges

2015 Restructuring Plan

During the first quarter of 2015, we performed a comprehensive review of our processes, businesses and systems in a company-wide effort to improve performance, cut costs, and reduce spending. As part of our 2015 restructuring plan,  we recognized net restructuring charges totaling $33 million for the three months ended June 30, 2016, $41 million for the six months ended June 30, 2016, $2 million for the three months ended June 30, 2015 and $152 million for the six months ended June 30, 2015.

In June 2016, we completed our 2015 restructuring plan and recognized total net pre-tax charges of $214 million for the period March 2015 through June 2016. Total net pre-tax charges were attributed to the rebranding of our trade name for $119 million, severance charges of $47 million, asset impairments of $26 million, other charges of $21 million, and facilities related costs of $1 million. Through this initiative, we expect to generate annualized pre-tax savings of $36 million. Restructuring charges are recorded on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring reserve.

The following table presents a summary of the 2015 restructuring plan charges in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)		(in millions)
Rebranding of trade name	$-	$-	$-	$119
Severance	18	3	22	21
Facilities-related	1	(10)	1	(7)
Asset impairments	5	6	8	15
Other	9	3	10	4
Total restructuring charges	$33	$2	$41	$152

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

Severance

Severance, which includes other termination benefits and other associated costs of $18 million for the three months ended June 30, 2016 and $22 million for the six months ended June 30, 2016, related to workforce reductions of 188 positions across our organization for the three months ended June 30, 2016 and 201 positions for the six months ended June 30, 2016. Severance, which includes other termination benefits and other associated costs of $3 million for the three months ended June 30, 2015 and $21 million for the six months ended June  30, 2015, related to workforce reductions of 21 positions across our organization for the three months ended June 30, 2015 and 220 positions for the six months ended June 30, 2015.  In addition to reducing our workforce, we have relocated certain functions to lower cost locations and expect to continue hiring in these lower cost locations to support the business.

Facilities-related

The facilities-related cost of $1 million for both the three and six months ended June 30, 2016 primarily pertained to the consolidation of leased facilities. The facilities-related credit of $10 million for the three months ended June 30, 2015 and $7 million for the six months ended June 30, 2015 primarily pertained to the release of a previously recorded sublease loss reserve for part of the space we lease in New York, New York located at 1500 Broadway. In June 2015, as part of our real estate reorganization plans, management decided to occupy this space. Based on management’s decision, we released the sublease loss reserve recorded for this space which totaled $10 million.

Asset Impairments

Asset impairment charges of $5 million for the three months ended June  30, 2016, $8 million for the six months ended June 30, 2016, $6 million for the three months ended June 30, 2015 and $15 million for the six months ended June 30, 2015 primarily related to fixed assets and capitalized software that were retired during the respective period.

Other

Other charges of $9 million for the three months ended June  30, 2016, $10 million for the six months ended June 30, 2016, $3 million for the three months ended June 30, 2015 and $4 million for the six months ended June 30, 2015 primarily related to consultant costs, marketing costs associated with rebranding of the Nasdaq trade name, computer operation costs associated with the replacement of outdated technology, and various other miscellaneous costs.

Restructuring Reserve

The following table presents the changes in the restructuring reserve during the six months ended June 30, 2016:

	Balance at December 31, 2015	Expense Incurred	Cash Payments	Balance at June 30, 2016

	(in millions)
Severance	$12	$22	$(13)	$21

As of June 30, 2016, the majority of the restructuring reserve is included in other current liabilities in the Condensed Consolidated Balance Sheets and will be paid during the remainder of 2016.

4. Acquisitions

2016 Acquisitions

We completed the following acquisitions in the first six months of 2016. Financial results of each transaction are included in our Condensed Consolidated Statements of Income from the date of each acquisition.

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Acquired Intangible Assets	Goodwill

	(in millions)
ISE	$1,070	$(102)	$623	$549
Boardvantage	242	(17)	111	148
Marketwired	111	(6)	31	86
Nasdaq CXC, formerly Chi-X Canada	116	(14)	76	54

The amounts in the table above represent the preliminary allocation of the purchase price and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. In the second quarter of 2016, we recorded a measurement period adjustment of $5 million to the estimated fair value of deferred tax liabilities related to our acquisition of Marketwired. The adjustment was made to reflect a revised assessment of deferred tax liabilities following the receipt of new information. The adjustment resulted in a decrease to both net liabilities acquired and goodwill and is reflected in the above table. The measurement period adjustment was recorded as a revision in our second quarter 2016 Condensed Consolidated Balance Sheets. The adjustment did not result in an impact to our Condensed Consolidated Statements of Income.

Acquisition of International Securities Exchange

On  June 30, 2016, we acquired ISE for $1,070 million.  The acquisition of ISE, an operator of three electronic options exchanges, is expected to allow us to improve efficiencies for clients, broaden our technology offering, and provide the capability within the equity options industry to further innovate. We acquired net assets, at fair value, totaling $83 million and recorded a deferred tax liability of $266 million and a deferred tax asset of $81 million related to differences in the U.S. GAAP and tax basis of our investment in ISE, resulting in total net liabilities acquired of $102 million. ISE is part of our Market Services, Information Services and Technology Solutions segments.

In May 2016, we issued €600 million aggregate principal amount of 1.75% senior unsecured notes and in June 2016, we issued $500 million aggregate principal amount of 3.85% senior unsecured notes to fund this acquisition. See “1.75% Senior Unsecured Notes,” and “3.85% Senior Unsecured Notes,” of Note 8, “Debt Obligations,” for further discussion.

Intangible Assets

The following table presents the details of the ISE acquired intangible assets.  All acquired intangible assets with finite lives are amortized using the straight-line method.

		Estimated
		Average Remaining
	Value	Useful Life
Intangible assets:	(in millions)	(in years)
Exchange registrations	$467	Indefinite
Customer relationships	148	13
Trade name	8	Indefinite
Total intangible assets	$623

Exchange Registrations

The exchange registrations represent licenses that provide ISE with the ability to operate its option exchanges. Nasdaq views these intangible assets as a perpetual license to operate the exchanges so long as ISE meets its regulatory requirements. Nasdaq selected a variation of the income approach called the Greenfield Approach to value the exchange registrations. The Greenfield Approach refers to a discounted cash flow analysis that assumes the buyer is building the exchange from a start-up business to a normalized level of operations as of the acquisition date. This discounted cash flow model considers the required resources and eventual returns from the build-out of operational exchanges and the acquisition of customers, once the exchange registrations are obtained. The advantage of this approach is that it reflects the actual expectations that will arise from an investment in the registrations and it directly values the registrations. The Greenfield Approach relies on assumptions regarding projected revenues, margins, capital expenditures, depreciation, and working capital during the two year pre-trade phase, the 10 year ramp-up period as well as the terminal period.

A discount rate of 8.6% was utilized, which reflects the amount of risk associated with the hypothetical cash flows for the exchange registrations relative to the overall business. In developing a discount rate for the exchange registrations, we estimated a weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.

Customer Relationships

Customer relationships represent the non-contractual and contractual relationships that ISE has with its customers. Customer relationships were valued using the income approach, specifically an excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return that is attributable to the intangible asset being valued.

A discount rate of 9.1% was utilized, which reflects the amount of risk associated with the hypothetical cash flows for the customer relationships relative to the overall business. In developing a discount rate for the customer relationships, we estimated a weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.

Based on the historical behavior of the customers and a parallel analysis of the customers using the excess earnings method, we estimated the remaining useful life for the acquired customer relationships to be 13 years.

Acquisition of Boardvantage, Inc.

In May 2016, we acquired Boardvantage for $242 million ($197 million in cash paid plus $45 million in working capital adjustments, which primarily includes cash acquired). Boardvantage is a leading board portal solution provider which also specializes in leadership collaboration and meeting productivity. This acquisition expands our governance business within our Corporate Solutions business within our Technology Solutions segment where it will be integrated with the  Directors Desk business. We acquired net assets, at fair value, totaling $28 million and recorded a deferred tax liability of $46 million and a deferred tax asset of $1 million related to differences in the U.S. GAAP and tax basis of our investment in Boardvantage, resulting in total net liabilities acquired of $17 million.

Nasdaq borrowed $197 million under the revolving credit commitment of our 2014 Credit Facility, as defined in Note 8, “Debt Obligations,” to fund this acquisition.

Intangible Assets

The following table presents the details of the Boardvantage acquired intangible assets. These assets are amortized using the straight-line method.

		Estimated
		Average Remaining
	Value	Useful Life
Intangible assets:	(in millions)	(in years)
Customer relationships	$103	14 years
Technology	6	5 years
Trade name	2	1 year
Total intangible assets	$111

Customer Relationships

Customer relationships represent the non-contractual and contractual relationships that Boardvantage has with its customers and represented the primary intangible asset in this transaction. Customer relationships were valued using the income approach, specifically an excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return that is attributable to the intangible asset being valued.

A discount rate of 15.5% was utilized, which reflects the amount of risk associated with the hypothetical cash flows for the customer relationships relative to the overall business. In developing a discount rate for the customer relationships, we estimated a weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.

Based on the historical behavior of the customers and a parallel analysis of the customers using the excess earnings method, we estimated the remaining useful life for the acquired customer relationships to be 14 years.

Acquisition of Marketwired

In February 2016, we acquired Marketwired for $111 million ($109 million in cash paid plus $2 million in working capital adjustments). Marketwired is a newswire operator and press release distributor. This acquisition expands Nasdaq’s position as a leading global corporate solutions provider. We acquired net liabilities, at fair value, totaling $1 million and recorded a deferred tax liability of  $10  million related to differences in the U.S. GAAP and tax basis of our investment in Marketwired, resulting in total net liabilities acquired of $11 million. In the second quarter of 2016, we recorded a measurement period adjustment of $5 million to the estimated fair value of deferred tax liabilities to reflect a revised assessment following the receipt of new information. The adjustment resulted in a decrease to both net liabilities acquired and goodwill. The measurement period adjustment was recorded as a revision in our second quarter 2016 Condensed Consolidated Balance Sheets. The adjustment did not result in an impact to our Condensed Consolidated Statements of Income.  Marketwired is part of our Corporate Solutions business within our Technology Solutions segment.

Nasdaq borrowed $109 million under the revolving credit commitment of our 2014 Credit Facility, as defined in Note 8, “Debt Obligations,” to fund this acquisition.

Intangible Assets

The following table presents the details of the Marketwired acquired intangible assets. These assets are amortized using the straight-line method.

Estimated
Average Remaining
Value	Useful Life

Intangible assets:	(in millions)	(in years)
Customer relationships	$29	6 years
Trade name	2	2 years
Total intangible assets	$31

Customer Relationships

Customer relationships represent the non-contractual and contractual relationships that Marketwired has with its customers and represented the primary intangible asset in this transaction. The Marketwired customer relationships were valued using the income approach, specifically an excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return that is attributable to the intangible asset being valued.

A discount rate of 16.4% was utilized, which reflects the amount of risk associated with the hypothetical cash flows for the customer relationships relative to the overall business. In developing a discount rate for the customer relationships, we estimated a weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at the applicable statutory rate, and a discounted tax amortization benefit was added to the fair value of the assets under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.

Based on the historical behavior of the customers and a parallel analysis of the customers using the excess earnings method, we estimated the remaining useful life for the acquired customer relationships to be 6 years.

Acquisition of Nasdaq CXC, Formerly Chi-X Canada

In February 2016, we acquired Nasdaq CXC for $116 million ($115 million in cash paid plus $1 million in working capital adjustments). With this acquisition, Nasdaq offers two Canadian markets for the trading of Canadian-listed securities. This acquisition will expand Nasdaq’s cash equity trading business in North America.  We acquired net assets, at fair value, totaling $6 million and recorded a deferred tax liability of $20 million related to differences in the U.S. GAAP and tax basis of our investment in Nasdaq CXC, resulting in total net liabilities acquired of $14 million. Nasdaq CXC is part of our Market Services segment and our Data Products business within our Information Services segment.

Nasdaq used cash on hand and borrowed $55 million under the revolving credit commitment of our 2014 Credit Facility, as defined in Note 8, “Debt Obligations,” to fund this acquisition.

Intangible Assets

The following table presents the details of the Nasdaq CXC acquired intangible asset. This asset is amortized using the straight-line method.

		Estimated
		Average Remaining
	Value	Useful Life
Intangible asset:	(in millions)	(in years)
Customer relationships	$76	17 years

Customer Relationships

Customer relationships represent the non-contractual and contractual relationships that Nasdaq CXC has with its customers and represented the primary intangible asset in this transaction. Customer relationships were valued individually for each of Nasdaq CXC’s businesses using the income approach, specifically an excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return that is attributable to the intangible asset being valued.

A discount rate of 10.3% was utilized, which reflects the amount of risk associated with the hypothetical cash flows for the customer relationships relative to the overall business. In developing a discount rate for the customer relationships, we estimated a weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at the applicable statutory rate, and a discounted tax amortization benefit was added to the fair value of the assets under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.

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

Nasdaq used cash on hand and borrowed $100 million under the revolving credit commitment of our 2014 Credit Facility, as defined in Note 8, “Debt Obligations,”  to fund this acquisition.

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

A discount rate of 17.0% was utilized, which reflects the amount of risk associated with the hypothetical cash flows generated by the DWA trade name in the future. In developing a discount rate for the trade name, we estimated a weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at the  applicable statutory rate, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the trade name would be amortized for tax purposes over a period of 15 years.

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

A discount rate of 17.5% was utilized, which reflects the amount of risk associated with the hypothetical cash flows generated by the customer relationships in the future. The resulting discounted cash flows were then tax-effected at the applicable statutory rate, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.

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

5. Goodwill and Acquired Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the six months ended June 30, 2016:

	Market Services	Listing Services	Information Services	Technology Solutions		Total

	(in millions)
Balance at December 31, 2015	$2,941	$112	$1,823	$519		$5,395
Goodwill acquired	549	-	54	234	(1)	837
Foreign currency translation adjustment	9	-	(1)	(4)		4
Balance at June 30, 2016	$3,499	$112	$1,876	$749		$6,236

__________________

(1)	Includes a $5 million measurement period adjustment related to our acquisition of Marketwired. See “Acquisition of Marketwired,” of Note 4, “Acquisitions,” for further discussion.

The goodwill acquired for Market Services and Information Services shown above relates to our acquisitions of ISE and Nasdaq CXC, formerly Chi-X Canada, and the goodwill acquired for Technology Solutions shown above relates to our acquisitions of Boardvantage and Marketwired. See “2016 Acquisitions,” of Note 4, “Acquisitions,” for further discussion.

As of June 30, 2016, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $872 million, of which $536 million is related to our acquisition of certain assets and assumption of certain liabilities of the eSpeed business, or eSpeed, $247 million is related to our acquisition of the Investor Relations, Public Relations and Multimedia Solutions businesses of Thomson Reuters, and $89 million is related to  other acquisitions.

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the six months ended June 30, 2016 and 2015; however, events such as economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Acquired Intangible Assets

The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	June 30, 2016				December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)

	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$38	$(20)	$18	5	$39	$(23)	$16	5
Customer relationships	1,394	(421)	973	18	1,038	(387)	651	20
Other	7	(4)	3	6	5	(4)	1	9
Foreign currency translation adjustment	(128)	45	(83)		(138)	43	(95)
Total finite-lived intangible assets	$1,311	$(400)	$911		$944	$(371)	$573

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$-	$1,257		$790	$-	$790
Trade names	708	-	708		700	-	700
Licenses	52	-	52		51	-	51
Foreign currency translation adjustment	(157)	-	(157)		(155)	-	(155)
Total indefinite-lived intangible assets	$1,860	$-	$1,860		$1,386	$-	$1,386
Total intangible assets	$3,171	$(400)	$2,771		$2,330	$(371)	$1,959

Amortization expense for purchased finite-lived intangible assets was $19 million for the three months ended June 30, 2016, $15 million for the three months ended June 30, 2015, $36 million for the six months ended June 30, 2016 and $31 million for the six months ended June 30, 2015.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $83 million as of June 30, 2016) of acquired finite-lived intangible assets as of June 30, 2016 is as follows:

(in millions)
2016(1)	$47
2017	96
2018	92
2019	78
2020	77
2021 and thereafter	604
Total	$994

(1)        Represents the estimated amortization expense to be recognized for the remaining six months of 2016.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $242 million as of June 30, 2016 and $189 million as of December 31, 2015. These securities are primarily comprised of highly rated European government debt securities, of which $169 million as of June 30, 2016 and $166 million as of December 31, 2015, are assets utilized to meet regulatory capital requirements primarily for our clearing operations at Nasdaq Clearing.

Available-for-Sale Investment Securities

Available-for-sale investment securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $13 million as of June 30, 2016 and $12 million as of December 31, 2015. These securities are primarily comprised of short-term commercial paper. As of June 30, 2016 and December 31, 2015, the cumulative unrealized gains and losses on these securities were immaterial.

Equity Method Investments

The carrying amounts of our equity method investments totaled $132 million as of June 30, 2016 and $72 million as of December 31, 2015 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, our equity method investments primarily included equity interests in The Options Clearing Corporation, or OCC, EuroCCP N.V. and The Order Machine, or TOM. The increase in our equity method investments as of June 30, 2016 compared with December 31, 2015 is primarily due to the inclusion of an additional 20.0% ownership interest in OCC, which we acquired in connection with our acquisition of ISE on June 30, 2016, bringing our total ownership interest in OCC to 40.0% as of June 30, 2016.

Net income recognized from our equity interest in the earnings and losses of these equity method investments was $1  million for both the three months ended June 30, 2016 and 2015,  $3 million for the six months ended June 30, 2016, and $15 million for the six months ended June 30, 2015. The decrease in the first six months of 2016 compared with the same period in 2015 is primarily due to income recognized from our equity method investment in OCC in 2015. We were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when OCC’s financial statements were made available to us. As a result, we recorded other income of $13 million in March 2015 relating to our share of OCC’s income for the year ended December 31, 2014. This income is included in net income from unconsolidated investees in the Condensed Consolidated Statements of Income for the six months ended June 30, 2015.

Capital Contribution to OCC

In March 2015, in connection with being designated systemically important by the Financial Stability Oversight Council, OCC implemented a capital plan under which the options exchanges that are OCC’s stockholders made new capital contributions to OCC, committed to make further capital contributions in the future under certain specified circumstances, and received certain commitments from OCC with respect to future dividend payments and related matters. Under the OCC capital plan, OCC's existing exchange stockholders, including Nasdaq and ISE, each contributed a pro-rata share of $150 million in new equity capital. Nasdaq’s and ISE’s capital contributions were each $30 million. OCC’s exchange stockholders also committed to provide, as may become necessary from time to time, additional replenishment capital on a pro-rata basis if certain capital thresholds are triggered. For its part, OCC adopted specific policies with respect to fees, customer refunds and stockholder dividends, which envision an annual dividend payment to its stockholders equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (with such customer refunds generally to constitute 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). After the SEC staff approved the OCC capital plan and the stockholders made their capital contributions, the plan’s further effectiveness was suspended under the applicable SEC rules because certain parties petitioned the full Commission to reconsider the capital plan’s approval. This stay was lifted by the SEC in September 2015, allowing OCC to implement the plan and in February 2016, the SEC issued an order approving the OCC capital plan as previously implemented and dismissed the petitions challenging that plan. The petitioners filed for a stay of the SEC's order, which would have blocked OCC from paying a dividend under the OCC capital plan. The Court of Appeals denied the requested stay, permitting OCC to pay a dividend which Nasdaq received in February 2016. The petitioners also appealed the SEC's order to the Federal Court of Appeals for the District of Columbia Circuit.

Cost Method Investments

The carrying amount of our cost method investments totaled $148 million as of June 30, 2016 and $132 million as of December 31, 2015 and is included in other non-current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2016 and December 31, 2015, our cost method investments primarily represent our 5% ownership interest in Borsa Istanbul and our 5% ownership interest in LCH.Clearnet Group Limited, or LCH.

The Borsa Istanbul shares, which were issued to us in the first quarter of 2014, are part of the consideration to be received under a market technology agreement. This investment has a cost basis of $75 million which is guaranteed to us via a put option negotiated as part of the market technology agreement.

7. Deferred Revenue

Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the six months ended June  30, 2016 and 2015 are reflected in the following table.

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Balance at January 1, 2016	$59	$53	$16	$199	$327
Additions(1)	5	7	294	252	558
Amortization(1)	(9)	(15)	(184)	(209)	(417)
Translation adjustment	-	-	1	5	6
Balance at June 30, 2016	$55	$45	$127	$247	$474

Balance at January 1, 2015	$54	$78	$13	$247	$392

Additions(1)	10	5	231	202	448
Amortization(1)	(8)	(18)	(125)	(238)	(389)
Translation adjustment	-	-	(1)	(11)	(12)
Balance at June 30, 2015	$56	$65	$118	$200	$439

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

At June 30, 2016, we estimate that our deferred revenue, which is primarily listing services and technology solutions revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Fiscal year ended:
2016(1)	$8	$13	$125	$74	$220
2017	15	20	2	54	91
2018	12	9	-	38	59
2019	10	3	-	32	45
2020	7	-	-	30	37
2021 and thereafter	3	-	-	19	22
	$55	$45	$127	$247	$474

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining six months of 2016.
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

8. Debt Obligations

The following table presents the changes in the carrying amount of our debt obligations during the six months ended June 30, 2016:

	December 31, 2015	Additions	Payments, Accretion and Other	June 30, 2016

	(in millions)
5.55% senior unsecured notes due January 15, 2020 (1) (2)	$597	$-	$-	$597
5.25% senior unsecured notes due January 16, 2018 (1) (2)	368	-	1	369
3.875% senior unsecured notes due June 7, 2021 (1) (2)	646	-	15	661
4.25% senior unsecured notes due June 1, 2024 (1) (2)	495	-	-	495
1.75% senior unsecured notes due May 19, 2023 (1) (2)	-	664	(7)	657
3.85% senior unsecured notes due June 30, 2026 (1) (2)	-	495	-	495
$400 million senior unsecured term loan facility due November 25, 2019 (average interest rate of 1.94% for the period March 17, 2016 through June 30, 2016)(3)	-	399	-	399
$750 million revolving credit commitment due November 25, 2019 (average interest rate of 1.62% for the period January 1, 2016 through June 30, 2016)(4)	258	833	(1,033)	58
Total long-term debt obligations	$2,364	$2,391	$(1,024)	$3,731

(1)	See “Senior Unsecured Notes” below for further discussion.
(2)	Net of unamortized debt discount and debt issuance costs.
(3)	Net of unamortized debt issuance costs. See “2016 Credit Facility” below for further discussion.
(4)	Net of unamortized debt issuance costs. See “2014 Credit Facility” below for further discussion.

Senior Unsecured Notes

5.55% Senior Unsecured Notes

In January 2010, Nasdaq issued $600 million aggregate principal amount of 5.55% senior unsecured notes due January 15, 2020, or the 2020 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2016, the balance of $597 million reflects the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs. The unamortized debt discount and the unamortized debt issuance costs are being accreted through interest expense over the life of the 2020 Notes.

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

5.25% Senior Unsecured Notes

In December 2010, Nasdaq issued $370 million aggregate principal amount of 5.25% senior unsecured notes due January 16, 2018, or the 2018 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2016, the balance of $369 million reflects the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs. The unamortized debt discount and the unamortized debt issuance costs are being accreted through interest expense over the life of the 2018 Notes.

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

3.875% Senior Unsecured Notes

In June 2013, Nasdaq issued €600 million aggregate principal amount of 3.875% senior unsecured notes due June 7, 2021, or the 2021 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2016, the balance of $661 million reflects the aggregate principal amount translated into U.S. dollars, less the unamortized debt discount and the unamortized debt issuance costs. The unamortized debt discount and the unamortized debt issuance costs are being accreted through interest expense over the life of the 2021 Notes.

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

The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $15 million noted in the “Payments, Accretion and Other” column in the table above reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of  June 30, 2016.

4.25% Senior Unsecured Notes

In May 2014, Nasdaq issued $500 million aggregate principal amount of 4.25% senior unsecured notes due June 1, 2024, or the 2024 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2016, the balance of $495 million reflects the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs. The unamortized debt discount and the unamortized debt issuance costs are being accreted through interest expense over the life of the 2024 Notes.

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

1.75% Senior Unsecured Notes

In May 2016, Nasdaq issued  €600 million aggregate principal amount of 1.75% senior unsecured notes due May 19, 2023, or the 2023 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2016, the balance of $657 million reflects the aggregate principal amount translated into U.S. dollars, less the unamortized debt discount and the unamortized debt issuance costs. The unamortized debt discount and the unamortized debt issuance costs are being accreted through interest expense over the life of the 2023 Notes. We used the proceeds from the 2023 Notes and the 2026 Notes, as defined below, to fund our acquisition of ISE. See “Acquisition of International Securities Exchange,” of Note 4, “Acquisitions,” for further discussion of the ISE acquisition.

The 2023 Notes pay interest annually at a rate of 1.75% per annum until May 19, 2023 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 3.75%. The 2023 Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. They are not guaranteed by any of our subsidiaries. The 2023 Notes were issued under indentures that among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. In addition, upon a change of control triggering event (as defined in the indenture), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.

The 2023 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $7 million noted in the “Payments, Accretion and Other” column in the table above reflects the translation of the 2023 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2016.

3.85% Senior Unsecured Notes

In June 2016, Nasdaq issued  $500 million aggregate principal amount of 3.85% senior unsecured notes due June 30, 2026, or the 2026 Notes, at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of June 30, 2016, the balance of $495 million reflects the aggregate principal amount less the unamortized debt discount and the unamortized debt issuance costs. The unamortized debt discount and the unamortized debt issuance costs are being accreted through interest expense over the life of the 2026 Notes. We used the proceeds from the 2023 Notes and the 2026 Notes to fund our acquisition of ISE. See “Acquisition of International Securities Exchange,” of Note 4, “Acquisitions,” for further discussion of the ISE acquisition.

The 2026 Notes pay interest semiannually at a rate of 3.85% per annum until June 30, 2026 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 5.85%. The 2026 Notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations. They are not guaranteed by any of our subsidiaries. The 2026 Notes were issued under indentures that among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. In addition, upon a change of control triggering event (as defined in the indenture), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.

Credit Facilities

2016 Credit Facility

In March 2016,  Nasdaq entered into a credit agreement which provides for a $400 million senior unsecured term loan facility which matures on November 25, 2019, or the 2016 Credit Facility. In March 2016, loans in an aggregate principal amount of $400 million were drawn under the 2016 Credit Facility and the net proceeds of $399 million were used to partially repay amounts outstanding under the revolving credit commitment of the 2014 Credit Facility, as discussed and defined below. As of June  30, 2016, the balance of $399 million reflects the aggregate principal amount, less the unamortized debt issuance costs. The unamortized debt issuance costs are being accreted through interest expense over the life of the 2016 Credit Facility.

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

2014 Credit Facility

In November 2014, Nasdaq entered into a $750 million senior unsecured five-year credit facility which matures on November 25, 2019, or the 2014 Credit Facility. The 2014 Credit Facility consists of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). During the first six months of 2016, we borrowed $833 million under the revolving credit commitment of the 2014 Credit Facility, of which $361 million was used to partially fund our acquisitions of Nasdaq CXC, formerly Chi-X Canada, Marketwired and Boardvantage, and $472 million was used for general corporate purposes.  See “2016 Acquisitions,” of Note 4, “Acquisitions,” for further discussion of the Nasdaq CXC, formerly Chi-X Canada, Marketwired and Boardvantage acquisitions. During the first six months of 2016, we used the net proceeds from our 2016 Credit Facility of $399 million and cash on hand to repay $1,033 million under the revolving credit commitment of the 2014 Credit Facility. As of June 30, 2016, the balance of $58 million reflects the outstanding amount under the 2014 Credit Facility, less the unamortized debt issuance costs. The unamortized debt issuance costs are being accreted through interest expense over the life of the 2014 Credit Facility.

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

Other Credit Facilities

In addition to the revolving credit commitment under our 2014 Credit Facility discussed above, we have credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Credit facilities, which are available in multiple currencies, totaled $182 million at June 30, 2016 and $202 million at December 31, 2015 in available liquidity, none of which was utilized.

Debt Covenants

At June 30, 2016, we were in compliance with the covenants of all of our debt obligations.

9. Employee Benefits

U.S. Defined-Benefit Pension and Supplemental Executive Retirement Plans

We maintain non-contributory, defined-benefit pension plans, non-qualified supplemental executive retirement plans, or SERPs, for certain senior executives and post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the Nasdaq Benefit Plans.

Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. As such, net periodic benefit cost was immaterial for both the three months and six months ended June 30, 2016 and 2015.

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $4 million for both the three months ended June 30, 2016 and 2015, $8 million for the six months ended June 30, 2016, and $9 million for the six months ended June 30, 2015.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $2 million for both three months ended June 30, 2016 and 2015 and $5 million for both the six months ended June 30, 2016 and 2015.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 2.4 million shares of our common stock have been reserved for future issuance as of June 30, 2016.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $1 million for both the three months ended June 30, 2016 and 2015 and $2 million for both the six months ended June 30, 2016 and 2015.

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

We also have a performance-based long-term incentive program for our chief executive officer, presidents, executive vice presidents and senior vice presidents that focuses on total shareholder return, or TSR. This program represents 100% of our chief executive officer’s, presidents’ and executive vice presidents’ long-term stock-based compensation and 50% of our senior vice presidents’ long-term stock-based compensation. Under the program, each individual receives PSUs with a three-year cumulative performance period that vest at the end of the performance period. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the Standard & Poor’s 500 Index. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0% and 200% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the TSR program using the Monte Carlo simulation model, as these awards contain a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the TSR program during the six months ended June  30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015

Weighted-average risk free interest rate	0.84%	0.81%
Expected volatility(1)	21.0%	21.5%
Weighted-average grant date share price	$66.36	$50.94
Weighted-average fair value at grant date	$93.30	$64.03

(1)

We use historic volatility for PSU awards issued under the TSR program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the TSR program.

In addition, the annual dividend assumption utilized in the Monte Carlo simulation model is based on Nasdaq’s dividend yield at the date of the grant.

Summary of 2016 Equity Awards

In March 2016, we granted restricted stock to most active employees. During the first six months of 2016, certain officers received grants of 502,207 PSUs. Of these PSUs granted, 347,147 units are subject to the performance measures and vesting schedules of the TSR program as discussed above, and the remaining 155,060 units are subject to a one-year performance period and generally vest ratably on an annual basis from December 31, 2017 through December 31, 2019. See “Summary of Restricted Stock and PSU Activity” below for further discussion.

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

Common Shares Available Under Our Equity Plan

As of June 30, 2016, we had approximately 6.0 million shares of common stock authorized for future issuance under Nasdaq’s Equity Incentive Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2016 and 2015 in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions)		(in millions)
Share-based compensation expense before income taxes	$19	$18	$35	$32
Income tax benefit	(7)	(7)	(14)	(13)
Share-based compensation expense after income taxes	$12	$11	$21	$19

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the six months ended June 30, 2016:

	Restricted Stock			PSUs
	Number of Awards		Weighted-Average Grant Date Fair Value	Number of Awards		Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2016	3,343,738		$35.36	1,863,685		$47.57
Granted	653,650	(1)	62.67	995,864	(2)	64.60
Vested	(1,183,210)		27.58	(879,926)		43.81
Forfeited	(154,673)		40.67	(35,174)		50.62
Unvested balances at June 30, 2016	2,659,505		$45.22	1,944,449		$57.94

(1)	Primarily reflects our company-wide equity grant issued in March 2016, as discussed above.
(2)	PSUs granted in 2016 reflect awards issued to certain officers, as described above.

At June 30, 2016,  $124 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.7 years.

Summary of Stock Option Activity

The following table summarizes our stock option activity for the six months ended June 30, 2016:

	Number of Stock Options(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

			(in years)	(in millions)
Outstanding at January 1, 2016	2,626,487	$27.74	2.63	$80
Exercised	(627,467)	33.50
Outstanding at June 30, 2016	1,999,020	$25.94	2.47	$77
Exercisable at June 30, 2016	1,999,020	$25.94	2.47	$77

(1)	No stock option awards were granted during the six months ended June 30, 2016. All stock options were vested in 2014.

We received net cash proceeds of $19 million from the exercise of 540,656 stock options during the three months ended June 30, 2016 and received net cash proceeds of  $21 million from the exercise of 627,467 stock options during the six months ended June 30, 2016. We received net cash proceeds of $5 million from the exercise of 200,745 stock options during the three months ended June 30, 2015 and received net cash proceeds of $11 million from the exercise of 433,204 stock options during the six months ended June 30, 2015. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on June 30, 2016 of $64.67 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $64.67 as of  June 30, 2016, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of June 30, 2016 was 2.0 million. As of June 30, 2015,  2.9 million outstanding stock options were exercisable and the weighted-average exercise price was $27.87.

The total pre-tax intrinsic value of stock options exercised was $17 million for the three months ended June 30, 2016, $5 million for the three months ended June 30, 2015, $20 million for the six months ended June 30, 2016 and $11 million for the six months ended June 30, 2015.

11. Nasdaq Stockholders’ Equity

Common Stock

At June 30, 2016,  300,000,000 shares of our common stock were authorized, 169,339,692 shares were issued and 165,542,188 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Most shares repurchased under our share repurchase program are retired and cancelled, and the remaining shares are available for general corporate purposes. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 3,797,504 shares of common stock in treasury as of June 30, 2016 and 2,917,464 shares as of December 31, 2015.

Share Repurchase Program

In the fourth quarter of 2014, our board of directors authorized the repurchase of up to $500 million of our outstanding common stock and in the first quarter of 2016, our board of directors authorized the repurchase of an additional $370 million of our outstanding common stock under our share repurchase program.

These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques or otherwise, as determined by our management. The purchases are primarily funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time.

During the first six months of 2016, we repurchased 746,840 shares of our common stock at an average price of $60.37, for an aggregate purchase price of $45 million. As discussed above in “Common Stock in Treasury, at Cost,” most shares repurchased under the share repurchase program are retired and cancelled, and the remaining shares are available for general corporate purposes. As of June 30, 2016, the remaining amount authorized for share repurchases under the program was $484 million.

Other Repurchases of Common Stock

During the six months ended June 30, 2016,  we repurchased 880,040 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At June  30, 2016 and December 31, 2015, no shares of preferred stock were issued or outstanding.
Cash Dividends on Common Stock

During the six months ended June 30, 2016, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)

January 28, 2016	$0.25	March 14, 2016	$41	March 28, 2016
March 28, 2016	$0.32	June 10, 2016	$53	June 24, 2016

(1)	These amounts were recorded in retained earnings in the Condensed Consolidated Balance Sheets at June 30, 2016.

In July 2016, the board of directors declared a regular quarterly cash dividend of $0.32 per share on our outstanding common stock. The dividend is payable on September 30, 2016 to shareholders of record at the close of business on September 16, 2016. The dividends declared in March 2016 and July 2016 of $0.32 per share on our outstanding common stock reflect a 28% increase from our prior year’s quarterly cash dividends of $0.25. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$70	$133	$202	$142
Denominator:
Weighted-average common shares outstanding for basic earnings per share	165,018,990	168,717,817	164,650,341	168,851,145
Weighted-average effect of dilutive securities:
Employee equity awards	3,186,818	3,423,836	3,582,688	3,543,889
Weighted-average common shares outstanding for diluted earnings per share	168,205,808	172,141,653	168,233,029	172,395,034
Basic and diluted earnings per share:
Basic earnings per share	$0.42	$0.79	$1.23	$0.84
Diluted earnings per share	$0.42	$0.77	$1.20	$0.82

Stock options to purchase 1,999,020 shares of common stock and 4,603,954 shares of restricted stock and PSUs were outstanding at June 30, 2016. For the three months ended June 30, 2016, we included all of the outstanding stock options and 4,229,100 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the six months ended June 30, 2016, we included all of the outstanding stock options and 3,858,076 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

	June 30, 2016
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$255	$242	$13	$-
Default fund and margin deposit investments(2)	2,165	1,337	828	-
Total	$2,420	$1,579	$841	$-

	December 31, 2015
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$201	$189	$12	$-
Default fund and margin deposit investments(2)	1,556	1,253	303	-
Total	$1,757	$1,442	$315	$-

(1)

As of June 30, 2016 and December 31, 2015, Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $169 million as of June 30, 2016 and $166 million as of December 31, 2015 are assets utilized to meet regulatory capital requirements, primarily for the clearing operations at Nasdaq Clearing. As of June 30, 2016 and December 31, 2015, Level 2 financial investments, at fair value were primarily comprised of available-for-sale investment securities in short-term commercial paper.

(2)

Default fund and margin deposit investments include cash contributions invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated European, and to a lesser extent, U.S. government debt securities, time deposits or reverse repurchase agreements with highly rated government debt securities as collateral. Of the total balance of $3,411 million recorded in the Condensed Consolidated Balance Sheets as of June  30, 2016, $828 million of cash contributions have been invested in reverse repurchase agreements and $1,337 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities. The remainder of this balance is held in cash. Of the total balance of $2,228 million recorded in the Condensed Consolidated Balance Sheets as of December 31, 2015,  $303 million of cash contributions have been invested in reverse repurchase agreements and $1,253 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities. The remainder of this balance is held in cash. See Note 14, “Clearing Operations,” for further discussion of default fund contributions and margin deposits.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of June 30, 2016 and December 31, 2015.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $4.0 billion at June 30, 2016 and $2.5 billion at December 31, 2015. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt is categorized as Level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

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

Default Fund Contributions and Margin Deposits

As of June 30, 2016, clearing member default fund contributions and margin deposits were as follows:

	June 30, 2016
	Cash Contributions(1)	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions(2)	$330	$93	$423
Margin deposits	3,081	3,238	6,319
Total	$3,411	$3,331	$6,742

(1)

As of June 30, 2016, in accordance with its investment policy, Nasdaq Clearing has invested cash contributions of $828 million in reverse repurchase agreements and $1,337 million in highly rated European, and to a lesser extent, U.S. government debt securities. The remainder of this balance is held in cash.

(2)

As of June 30, 2016, of the total contributions of $423 million, Nasdaq Clearing can utilize $350 million as capital resources in the event of a counterparty default. The remaining balance of $73 million pertains to member posted surplus balances.

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated government debt securities, time deposits or reverse repurchase agreements with highly rated government debt securities as collateral. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the default funds, Nasdaq Clearing is also required to contribute capital to the default funds and overall regulatory capital as specified under its clearinghouse rules. As of June 30, 2016,  Nasdaq Clearing committed capital totaling $129 million to the member sponsored default funds and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

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

As mentioned above, Nasdaq Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of June 30, 2016.

The market value of derivative contracts outstanding prior to netting was as follows:

June 30, 2016
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$1,352
Fixed-income options and futures(1)(2)	1,118
Stock options and futures(1)(2)	194
Index options and futures(1)(2)	181
Total	$2,845

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

The total number of derivative contracts cleared through Nasdaq Clearing for the six months ended June 30, 2016 and 2015 was as follows:

	June 30, 2016	June 30, 2015
Commodity and seafood options, futures and forwards(1)	1,790,752	1,461,087
Fixed-income options and futures	7,942,528	9,880,194
Stock options and futures	16,193,401	18,003,301
Index options and futures	26,709,292	24,860,846
Total	52,635,973	54,205,428

(1)	The total volume in cleared power related to commodity contracts was 875 Terawatt hours (TWh) for the six months ended June 30, 2016 and 692 TWh for the six months ended June 30, 2015.

The outstanding contract value of resale and repurchase agreements was $5.5 billion as of June 30, 2016 and $4.6 billion as of June 30, 2015. The total number of resale and repurchase contracts cleared was 3,895,795 for the six months ended June 30, 2016 and was 3,077,624 for the six months ended June 30, 2015.

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

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by Nasdaq Clearing, which totaled $21 million at June 30, 2016;
•	a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•

specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of both the clearing members and Nasdaq Clearing on a pro-rata basis;

•	senior capital contributed to each specific market by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $24 million at June 30, 2016; and
•	mutualized default fund, which includes capital contributions of both the clearing members and Nasdaq Clearing on a pro-rata basis.

If additional funds are needed after utilization of the mutualized default fund, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.

15. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $14 million at June 30, 2016 and $13 million at December 31, 2015.  As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,”  at  June 30, 2016, credit facilities, which are available in multiple currencies, totaled $182 million in available liquidity, none of which was utilized. At December 31, 2015, credit facilities, which are available in multiple currencies, totaled $202 million in available liquidity, none of which was utilized.

Execution Access, LLC is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald & Co. As of June 30, 2016, we have contributed $43 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $3 million as of June 30, 2016 and $11 million at December 31, 2015. These guarantees are primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain market technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

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

Escrow Agreements

In connection with prior acquisitions, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. At June 30, 2016, these escrow agreements provide for future payment of $34 million and are included in other current and non-current liabilities in the Condensed Consolidated Balance Sheets.

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

Litigation

As previously disclosed, we were named as a defendant in a putative class action, Rabin v. NASDAQ OMX PHLX LLC, et al., No. 15-551 (E.D. Pa.), filed in 2015 in the United States District Court for the Eastern District of Pennsylvania. On April 21, 2016, the court entered an order granting our motion to dismiss the complaint. The plaintiff appealed the dismissal to the Court of Appeals for the Third Circuit on May 18, 2016.  Particularly given that the complaint was dismissed at the preliminary stage of the proceeding, we are unable to estimate what, if any, liability may result from this litigation. However, we believe (as the district court concluded) that the claims are without merit, and we intend to defend the dismissal on appeal vigorously.

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

16. Business Segments

We manage, operate and provide our products and services in four business segments: Market Services, Listing Services, Information Services and Technology Solutions. See Note 1, “Organization and Nature of Operations,” for further discussion of our reportable segments.

Our management allocates resources, assesses performance and manages these businesses as four separate segments. We evaluate the performance of our segments based on several factors, of which the primary financial measure is operating income. Results of individual businesses are presented based on our management accounting practices and structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance. For the three and six months ended June 30, 2016, the following items are allocated to corporate items for segment reporting purposes:

Amortization expense of acquired intangible assets:  We amortize intangible assets acquired in connection with various acquisitions.  Intangible asset amortization expense can vary from period to period due to episodic acquisitions completed, rather than from our ongoing business operations. As such, if intangible asset amortization is included in performance measures, it is more difficult to assess the day-to-day operating performance of the segments,  and the relative operating performance of the segments between periods. Management does not consider intangible asset amortization expense for the purpose of evaluating the performance of our segments or their managers or when making decisions to allocate resources. Therefore, we believe performance measures excluding intangible asset amortization expense provide management with a more useful representation of our segment’s ongoing activity in each period.

Restructuring charges: Restructuring charges are associated with our 2015 restructuring plan to improve performance, cut costs and reduce spending and are primarily related to (i) the rebranding of our company name from The NASDAQ OMX Group, Inc. to Nasdaq, Inc., (ii) severance and other termination benefits, (iii) costs to vacate duplicate facilities, and (iv) asset impairment charges. We do not allocate these restructuring costs because they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance.

Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed a number of acquisitions in recent years which have resulted in expenses which would not have otherwise been incurred. These expenses include integration costs, as well as legal, due diligence and other third party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. Accordingly, we do not allocate these costs for purposes of disclosing segment results because they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance.

Other significant items: We have excluded certain other charges or gains that are the result of other non-comparable events to measure operating performance. We do not allocate these items for purposes of disclosing segment results as they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance.

The following table presents certain information regarding our operating segments for the three and six months ended June 30, 2016 and 2015.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations	Consolidated
	(in millions)
Three Months Ended June 30, 2016
Total revenues	$532	$68	$134	$163	$-	$897
Transaction-based expenses	(338)	-	-	-	-	(338)
Revenues less transaction-based expenses	194	68	134	163	-	559
Operating income (loss)(1)	$105	$29	$96	$29	$(85)	$174
Three Months Ended June 30, 2015
Total revenues	$478	$66	$128	$135	$-	$807
Transaction-based expenses	(289)	-	-	-	-	(289)
Revenues less transaction-based expenses	189	66	128	135	-	518
Operating income (loss)(2)	$100	$29	$89	$19	$(20)	$217
Six Months Ended June 30, 2016
Total revenues	$1,104	$134	$268	$297	$-	$1,803
Transaction-based expenses	(710)	-	-	-	-	(710)
Revenues less transaction-based expenses	394	134	268	297	-	1,093
Operating income (loss)(3)	$218	$57	$193	$45	$(120)	$393
Six Months Ended June 30, 2015
Total revenues	$1,018	$130	$253	$265	$-	$1,666
Transaction-based expenses	(641)	-	-	-	-	(641)
Revenues less transaction-based expenses	377	130	253	265	-	1,025
Operating income (loss)(4)	$201	$57	$181	$33	$(228)	$244

(1)	Corporate items and eliminations for the three months ended June 30, 2016 primarily include:
•	amortization expense of acquired intangible assets of $19 million;
•	restructuring charges of $33 million. See Note 3, “Restructuring Charges,” for further discussion; and
•	merger and other strategic initiatives costs of $35 million primarily related to our acquisitions of Nasdaq CXC, formerly Chi-X Canada, Marketwired, Boardvantage, and ISE.

(2)	Corporate items and eliminations for the three months ended June 30, 2015 include:
•	amortization expense of acquired intangible assets of $15 million;
•	merger and other strategic initiatives costs of $3 million primarily related to certain strategic initiatives and our acquisition of DWA; and
•	restructuring charges of $2 million. See Note 3, “Restructuring Charges,” for further discussion;

(3)	Corporate items and eliminations for the six months ended June 30, 2016 primarily include:
•	amortization expense of acquired intangible assets of $36 million;
•	restructuring charges of $41 million. See Note 3, “Restructuring Charges,” for further discussion; and
•	merger and other strategic initiatives costs of $44 million primarily related to our acquisitions of Nasdaq CXC, formerly Chi-X Canada, Marketwired, Boardvantage, and ISE.
(4)	Corporate items and eliminations for the six months ended June 30, 2015 primarily include:
•	restructuring charges of $152 million. See Note 3, “Restructuring Charges,” for further discussion;
•	amortization expense of acquired intangible assets of $31 million;
•	special legal expenses of $31 million;
•	reversal of VAT refund receivables no longer deemed collectible of $12 million; and
•	merger and other strategic initiatives costs of $3 million primarily related to certain strategic initiatives and our acquisition of DWA.

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

Business Overview

We are a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, access services, data products, financial indexes, capital formation solutions, corporate solutions and market technology products and services. Our technology powers markets across the globe, supporting equity derivative trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.

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

Business Environment

We serve listed companies, market participants and investors by providing derivative, commodities, cash equity, and fixed income markets, thereby facilitating economic growth and corporate entrepreneurship. We provide market technology to exchanges, clearing organizations and central securities depositories around the world. We also offer companies and other organizations access to innovative products, software solutions and services that increase transparency, mitigate risk, improve board efficiency and facilitate better corporate governance. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for capital markets, and changing technology, particularly in the financial services industry. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends including, among others:

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

•	The demand for licensed ETPs and other financial products based on our indexes as well as changes to the underlying assets associated with existing licensed financial products;
•	The challenges created by the automation of market data consumption, including competition and the quickly evolving nature of the data business;
•	The outlook of our technology customers for capital market activity;
•	Continuing pressure in transaction fee pricing due to intense competition in the U.S. and Europe;
•	Competition related to pricing, product features and service offerings;
•	Regulatory changes relating to market structure or affecting certain types of instruments, transactions, pricing structures or capital market participants; and
•	Technological advances and members’ and customers’ demand for speed, efficiency, and reliability.

Currently our business drivers are defined by investors’ and companies’ increasingly cautious outlook about the pace of future global economic growth. The current consensus forecasts for gross domestic product growth in 2016 are 1.9% for the United States and 1.5% for the Eurozone. Forecasts for both regions have been experiencing downward revisions over the last year as the outlook for growth deteriorates. Further downward revisions are possible for the Eurozone due to Brexit. While we expect continued modest annual growth in many of our non-transactional businesses, we recognize that there are a number of significant structural and political issues continuing to impact the global economy. Consequently, sustained instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a more cautious outlook by the clients of our non-transactional businesses. Market volatility surged in the last two weeks of the second quarter of 2016 and into the beginning of the third quarter. As a result of this higher average market volatility, our U.S. and European cash equity trading businesses and our European equity derivative business experienced increases in trading volume. Although volatility and market uncertainty in the first quarter of 2016 led to the worst quarter for the number of IPO listings since 2009, the pace of IPO pricing improved somewhat in the second quarter. Additional impacts on our business drivers included the international enactment and implementation of new legislative and regulatory initiatives, the evolution of market participants’ trading and investment strategies, and the continued rapid progression and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the second quarter of 2016 may be characterized as follows:

•

A slower pace of new equity issuance in the U.S. with 25 IPOs on The NASDAQ Stock Market in the second quarter of 2016, down from 49 in the second quarter of 2015. IPO activity in the Nordics was slightly lower in the second quarter of 2016 with 25 IPOs compared to 31 IPOs in second quarter of 2015 on the Nasdaq Nordic and Nasdaq Baltic exchanges;

•

Average daily matched equity options volume for our U.S. options exchanges increased 3.6% in the second quarter of 2016 compared with the same period in 2015. Overall average daily U.S. options volume increased 1.4% while our combined matched market share for our U.S. options exchanges increased by 0.5 percentage points;

•

Matched share volume for all of our U.S. cash equity markets increased by 8.5%, while average daily U.S. share volume increased by 14.2% relative to the same period in 2015. Volatility, often a driver of volume levels, increased in the last few weeks of June 2016, resulting in slightly elevated matched share volume in the second quarter of 2016. Despite an increase in matched share volumes on our U.S. equity exchanges, our market share has fallen from 18.6% in the second quarter of 2015 (NASDAQ 15.8%; Nasdaq BX 1.9%; Nasdaq PSX 0.9%) to 17.4% in the second quarter of 2016 (NASDAQ 14.0%; Nasdaq BX 2.3%; Nasdaq PSX 1.1%);

•	A 5.3% increase relative to the second quarter of 2015 in the average daily number of cash equity trades executed on our Nasdaq Nordic and Nasdaq Baltic exchanges;
•	A 11.6% decline relative to the second quarter of 2015 in the Swedish Krona value of cash equity transactions on our Nasdaq Nordic and Nasdaq Baltic exchanges;
•

A  36.5% decline in U.S. fixed income notional trading volume, a  13.6% decline in total average daily volume of Nordic and Baltic fixed income derivative contracts, and a 38.3% increase in total cleared power contracts in the second quarter of 2016 compared with the same period in 2015;

•

A  9.9% increase in the total average daily volume of options and futures contracts traded on our Nasdaq Nordic and Nasdaq Baltic exchanges relative to the second quarter of 2015 (including Finnish option contracts traded on EUREX Group);

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

Financial Summary

The following table summarizes our financial performance for the three and six months ended June 30, 2016 when compared with the same periods in 2015. The comparability of our results of operations between reported periods is impacted by the acquisitions of Nasdaq CXC, formerly Chi-X Canada, and Marketwired in  February 2016 and Boardvantage in May 2016. See “Acquisition of Nasdaq CXC,  Formerly Chi-X Canada,”   “Acquisition of Marketwired,” and “Acquisition of Boardvantage, Inc.,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion.

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change

	(in millions, except per share amounts)			(in millions, except per share amounts)
Revenues less transaction-based expenses	$559	$518	7.9%	$1,093	$1,025	6.6%
Operating expenses	385	301	27.9%	700	781	(10.4)%
Operating income	174	217	(19.8)%	393	244	61.1%
Interest expense	32	27	18.5%	60	55	9.1%
Net income from unconsolidated investees	1	1	-	3	15	(80.0)%
Income before income taxes	146	192	(24.0)%	341	205	66.3%
Income tax provision	76	60	26.7%	139	64	#
Net income attributable to Nasdaq	$70	$133	(47.4)%	$202	$142	42.3%
Diluted earnings per share	$0.42	$0.77	(45.5)%	$1.20	$0.82	46.3%

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

The following summarizes significant changes in our financial performance for the three and six months ended June 30, 2016 when compared with the same periods in 2015:

•

Revenues less transaction-based expenses increased  $41 million, or 7.9%, to $559 million in the second quarter of 2016, compared with $518 million in the same period in 2015, reflecting an operational increase in revenues of $38 million and a positive impact from foreign exchange of $3 million. The increase in operational revenues was primarily due to an:

•	increase in corporate solutions revenues of $18 million;
•	increase in market technology revenues of $9 million;
•	increase in data products revenues of $7 million; and
•	increase in access and broker services revenues of $5 million.

•

Revenues less transaction-based expenses increased $68 million, or 6.6%, to $1,093 million in the first six months of 2016, compared with $1,025 million in the same period in 2015, reflecting an operational increase in revenues of $68 million. The increase in operational revenues was primarily due to an:

•	increase in corporate solutions revenues of $21 million;
•	increase in data products revenues of $14 million;
•	increase in market technology revenues of $11 million;
•	increase in cash equity trading revenues less transaction-based expenses of $12 million;
•	increase in access and broker services revenues of $8 million;
•	increase in equity derivative trading and clearing revenues less transaction-based expenses of $4 million; and
•	increase in listing services revenues of $4 million, partially offset by;
•	a decrease in FICC revenues less transaction-based expenses of $7 million.

•

Operating expenses increased  $84 million, or 27.9%, to $385 million in the second quarter of 2016, compared with $301 million in the same period of 2015 primarily due to higher merger and strategic initiatives expense, higher restructuring charges, and an increase in compensation and benefits expense.

•

Operating expenses decreased  $81 million, or 10.4%, to $700 million in the first six months of 2016, compared with $781 million in the same period of 2015, reflecting an operational decrease of $78 million and a favorable impact from foreign exchange of $3 million. The decrease in operational expenses was primarily due to lower restructuring charges and lower general, administrative and other expense, partially offset by higher merger and strategic initiatives expense and an increase in compensation and benefits expense.

•

Income tax provision increased $16 million in the second quarter of 2016 compared with the same period in 2015, primarily due to an increase in income tax expense associated with an unfavorable tax ruling, partially offset by a decrease in tax expense due to lower income before income taxes.

•

Income tax provision increased $75 million in the first six months of 2016 compared with the same period in 2015, primarily due to an increase in income tax expense associated with an unfavorable tax ruling and an increase in tax expense due to higher income before income taxes.

These current and prior year items are discussed in more detail below.

Nasdaq’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Listing Services, Information Services and Technology Solutions segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Market Services
Equity Derivative Trading and Clearing
U.S. equity options
Total industry average daily volume (in millions)	14.1	13.9	14.7	14.3
Nasdaq PHLX matched market share	16.2%	16.4%	16.1%	17.1%
The NASDAQ Options Market matched market share	7.1%	6.8%	7.1%	8.2%
Nasdaq BX Options Market matched market share	1.0%	0.8%	0.9%	0.7%
Nasdaq ISE Options Market matched market share(1)	0.2%	-	0.1%	-
Total matched market share executed on Nasdaq's exchanges	24.5%	24.0%	24.2%	26.0%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume options and futures contracts(2)	439,520	399,900	445,798	401,180
Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	7.25	6.35	7.89	6.63
Matched share volume (in billions)	80.6	74.3	174.3	157.3
Matched market share executed on NASDAQ	14.0%	15.8%	14.4%	16.4%
Matched market share executed on Nasdaq BX	2.3%	1.9%	2.2%	1.8%
Matched market share executed on Nasdaq PSX	1.1%	0.9%	1.0%	0.9%
Total matched market share executed on Nasdaq's exchanges	17.4%	18.6%	17.6%	19.1%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	33.0%	32.9%	32.4%	32.1%
Total market share(3)	50.4%	51.5%	50.0%	51.2%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq's exchanges	447,231	424,915	476,768	432,549
Total average daily value of shares traded (in billions)	$5.2	$5.4	$5.4	$5.5
Total market share executed on Nasdaq's exchanges	63.7%	67.7%	63.1%	68.2%
Fixed Income, Currency and Commodities Trading and Clearing
Total U.S. fixed income
U.S. fixed income notional trading volume (in billions)	$5,255	$8,281	$11,223	$16,646
Nasdaq Nordic and Nasdaq Baltic fixed income
Total average daily volume fixed income contracts	91,107	105,432	96,246	106,245
Nasdaq commodities
Power contracts cleared (TWh)(4)	455	329	875	692
Listing Services
Initial public offerings
NASDAQ	25	49	35	76
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	25	31	33	48
Total new listings
NASDAQ(5)	73	79	120	122
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(6)	33	38	47	56

Number of listed companies
NASDAQ(7)	2,868	2,828	2,868	2,828
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(8)	873	835	873	835
Information Services
Number of licensed exchange traded products	267	197	267	197
ETP assets under management tracking Nasdaq indexes (in billions)(9)	$108	$108	$108	$108
Technology Solutions
Market Technology
Order intake (in millions)(10)	$69	$31	$91	$71
Total order value (in millions)(11)	$769	$707	$769	$707

(1)	For the three and six months ended June 30, 2016, Nasdaq ISE Options Market matched market share represents one day of trading volume.
(2)	Includes Finnish option contracts traded on EUREX Group.
(3)	Includes transactions executed on NASDAQ’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/NASDAQ Trade Reporting Facility.
(4)	Transactions executed on Nasdaq Commodities or OTC and reported for clearing to Nasdaq Commodities measured by TWh.
(5)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETPs.
(6)	New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.
(7)	Number of listed companies for NASDAQ at period end, including separately listed ETPs.
(8)	Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North at period end.
(9)	Represents AUM in licensed ETPs.
(10)	Total contract value of orders signed during the period.
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

Segment Operating Results

The following table shows our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change

	(in millions)			(in millions)
Market Services	$532	$478	11.3%	$1,104	$1,018	8.4%
Transaction-based expenses	(338)	(289)	17.0%	(710)	(641)	10.8%
Market Services revenues less transaction-based expenses	194	189	2.6%	394	377	4.5%
Listing Services	68	66	3.0%	134	130	3.1%
Information Services	134	128	4.7%	268	253	5.9%
Technology Solutions	163	135	20.7%	297	265	12.1%
Total revenues less transaction-based expenses	$559	$518	7.9%	$1,093	$1,025	6.6%

Of our second quarter 2016 total revenues less transaction-based expenses of $559 million, 34.7% was from our Market Services segment, 12.2% was from our Listing Services segment, 24.0% was from our Information Services segment and 29.1% was from our Technology Solutions segment. Of our second quarter 2015 total revenues less transaction-based expenses of $518 million, 36.5% was from our Market Services segment, 12.7% was from our Listing Services segment, 24.7% was from our Information Services segment and 26.1% was from our Technology Solutions segment.

Of our first six months 2016 total revenues less transaction-based expenses of $1,093 million, 36.1% was from our Market Services segment, 12.3% was from our Listing Services segment, 24.4% was from our Information Services segment and 27.2% was from our Technology Solutions segment. Of our first six months 2015 total revenues less transaction-based expenses of $1,025 million, 36.8% was from our Market Services segment, 12.7% was from our Listing Services segment, 24.7% was from our Information Services segment and 25.8% was from our Technology Solutions segment.

MARKET SERVICES

The following table shows total revenues, transaction-based expenses, and total revenues less transaction-based expenses from our Market Services segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change
	(in millions)			(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$103	$97	6.2%	$204	$213	(4.2)%
Transaction-based expenses:
Transaction rebates	(53)	(49)	8.2%	(102)	(113)	(9.7)%
Brokerage, clearance and exchange fees(1)	(4)	(4)	-	(9)	(11)	(18.2)%
Equity derivative trading and clearing revenues less transaction-based expenses	46	44	4.5%	93	89	4.5%

Cash Equity Trading Revenues(2)	339	297	14.1%	721	636	13.4%
Transaction-based expenses:
Transaction rebates	(198)	(167)	18.6%	(429)	(364)	17.9%
Brokerage, clearance and exchange fees(2)	(78)	(68)	14.7%	(159)	(151)	5.3%
Cash equity trading revenues less transaction-based expenses	63	62	1.6%	133	121	9.9%

Fixed Income, Currency and Commodities Trading and Clearing Revenues	26	25	4.0%	52	50	4.0%
Transaction-based expenses:
Transaction rebates	(5)	-	#	(10)	-	#
Brokerage, clearance and exchange fees	-	(1)	#	(1)	(2)	(50.0)%
Fixed income, currency and commodities trading and clearing revenues less transaction-based expenses	21	24	(12.5)%	41	48	(14.6)%
Access and Broker Services Revenues	64	59	8.5%	127	119	6.7%
Total Market Services revenues less transaction-based expenses	$194	$189	2.6%	$394	$377	4.5%

#     Denotes a variance equal to 100.0%.

(1)

Includes Section 31 fees of  $4  million in the second quarter of 2016 and 2015, $9 million in the first six months of 2016 and $10 million in the first six months of 2015. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

(2)

Includes Section 31 fees of $73 million in the second quarter of 2016,  $63 million in the second quarter of 2015, $148 million in the first six months of 2016 and $140 million in the first six months of 2015. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

Market services revenues less transaction-based expenses increased in the second quarter and first six months of 2016 compared with the same periods in 2015 primarily due to increases in cash equity trading revenues less transaction-based expenses, equity derivative trading and clearing revenues less transaction-based expenses, and access and broker services revenues, partially offset by a decrease in FICC revenues less transaction-based expenses.

Equity Derivative Trading and Clearing Revenues

Equity derivative trading and clearing revenues increased in the second quarter of 2016 and decreased in the first six months of 2016 compared with the same periods in 2015. The increase in the second quarter of 2016 was primarily due to an increase in overall market share at our U.S. options exchanges, an increase in U.S. industry trading volumes, and an increase in average gross capture. The decrease in the first six months of 2016 was primarily due to a decrease in overall market share at our U.S. options exchanges and a decrease in average gross capture, as well as a decrease in Section 31 pass-through fee revenue.

Equity derivative trading and clearing revenues less transaction-based expenses  increased in the second quarter and first six months of 2016 compared with the same periods in 2015. The increase in the second quarter was primarily due to an increase in overall market share at our U.S. options exchanges and an increase in U.S. industry trading volumes. The increase in the first six months of 2016 was primarily due to an increase in U.S. average net capture and an increase in U.S. industry trading volumes, partially offset by a decline in overall market share at our U.S. options exchanges.

Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses.  In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees.  Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees were $4 million in the second quarter of 2016 and 2015, $9 million in the first six months of 2016, and $10 million in the first six months of 2015.  The decrease in the first six months of 2016 was primarily due to lower dollar value traded, partially offset by higher average SEC fee rates.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the second quarter of 2016 and decreased in the first six months of 2016 compared with the same periods in 2015. The increase in the second quarter was primarily due to an increase in overall market share at our U.S. options exchanges, an increase in U.S. industry trading volumes, and an increase in overall rebate capture. The decrease in the first six months of 2016 was primarily due to a decrease in overall market share at our U.S. options exchanges and a decrease in overall rebate capture, partially offset by an increase in U.S. industry trading volumes.

Brokerage, clearance and exchange fees were flat in the second quarter of 2016 and decreased in the first six months of 2016 compared with the same periods in 2015. The decrease in the first six months of 2016 was primarily due to lower Section 31 pass-through fees and a decline in volume routed.

Cash Equity Trading Revenues

Cash equity trading revenues increased in the second quarter and first six months of 2016 compared with the same periods in 2015  primarily due to the inclusion of revenues associated with our acquisition of Nasdaq CXC, formerly Chi-X Canada, in February 2016, higher U.S. industry trading volumes, an increase in U.S. average gross capture, and an increase in Section 31 pass-through fee revenue, partially offset by a decrease in our overall U.S. and European matched market share. In addition, the second quarter of 2016 included a favorable impact from foreign exchange of $1 million.

Cash equity trading revenues less transaction-based expenses increased in the second quarter and first six months of 2016 compared with the same periods in 2015  primarily due to higher U.S. industry trading volumes and the inclusion of revenues associated with our acquisition of Nasdaq CXC, formerly Chi-X Canada, in February 2016, partially offset by a decrease in our overall U.S. and European matched market share and lower U.S. average net capture.

Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees were $73 million in the second quarter of 2016, $63 million in the second quarter of 2015, $148 million in the first six months of 2016 and $140 million in the first six months of 2015. The increases in the second quarter and first six months of 2016 were primarily due to higher dollar value traded on Nasdaq’s trading systems.

For NASDAQ and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that removes the liquidity. These transaction rebates increased in the  second quarter and first six months of 2016 compared with the same periods in 2015 primarily due to an increase in U.S. industry trading volumes, the inclusion of rebates associated with our acquisition of Nasdaq CXC, formerly Chi-X Canada, in February 2016, and an increase in rebate capture, partially offset by a decline in our overall U.S. matched market share.

Brokerage, clearance and exchange fees increased in the second quarter and first six months of 2016 compared with the same periods in 2015 primarily due to an increase in Section 31 pass-through fees.

FICC Revenues

FICC revenues less transaction-based expenses decreased in the second quarter and first six months of 2016 compared with the same periods in 2015 primarily due to the impact of NFX trading incentives and a decline in U.S. fixed income revenues, partially offset by higher European fixed income and commodities revenues.

Access and Broker Services Revenues

Access and Broker Services revenues increased in the second quarter and first six months of 2016 compared with the same periods in 2015 primarily due to an increase in customer demand for network connectivity.

LISTING SERVICES

The following table shows revenues from our Listing Services segment:

Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
2016	2015	Change	2016	2015	Change

	(in millions)			(in millions)
Listing Services Revenues	$68	$66	3.0%	$134	$130	3.1%

Listing Services revenues increased in the second quarter and first six months of 2016 compared with the same periods in 2015 primarily due to an increase in European revenues from an increase in listed companies.  As of June 30, 2016, Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 873 listed companies compared with 835 as of June 30, 2015.

INFORMATION SERVICES

The following table shows revenues from our Information Services segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change

	(in millions)			(in millions)
Information Services Revenues:
Data products revenues	$107	$99	8.1%	$213	$199	7.0%
Index licensing and services revenues	27	29	(6.9)%	55	54	1.9%
Total Information Services Revenues	$134	$128	4.7%	$268	$253	5.9%

Information Services

Information Services revenues increased in the second quarter and first six months of 2016 compared with the same periods in 2015 primarily due to an increase in data products revenues.

Data Products Revenues

Data products revenues increased in the second quarter and first six months of 2016 compared with the same periods in 2015 primarily due to higher U.S. tape plan revenues, higher audit collections on U.S. proprietary data products and the inclusion of revenues associated with the acquisition of Nasdaq CXC, formerly Chi-X Canada, in February 2016.

Index Licensing and Services Revenues

Index licensing and services revenues decreased in the second quarter of 2016 and increased in the first six months of 2016 compared with the same periods in 2015. The decrease in the second quarter of 2016 was primarily due to a decrease in the value of underlying assets associated with Nasdaq-licensed ETPs due to declines in market performance. The increase in the first six months of 2016 was primarily due to growth in DWA revenues since the closing of the acquisition, partially offset by a decrease in the value of underlying assets associated with Nasdaq-licensed ETPs due to declines in market performance.

TECHNOLOGY SOLUTIONS

The following table shows revenues from our Technology Solutions segment:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change

	(in millions)			(in millions)
Technology Solutions Revenues:
Corporate Solutions revenues	$94	$76	23.7%	$171	$151	13.2%
Market Technology revenues	69	59	16.9%	126	114	10.5%
Total Technology Solutions Revenues	$163	$135	20.7%	$297	$265	12.1%

Technology Solutions

Technology solutions revenues increased in the second quarter and first six months of 2016 compared with the same periods in 2015  due to increases in both corporate solutions and  market technology revenues.

Corporate Solutions Revenues

Corporate solutions revenues increased in the second quarter and first six months of 2016 compared with the same periods in 2015 primarily due to the inclusion of revenues associated with the acquisitions of Marketwired in February 2016 and Boardvantage in May 2016.

Market Technology Revenues

Market technology revenues increased in the second quarter and first six months of 2016 compared with the same periods in 2015 primarily due to an increase in revenues from software, licensing and support, and surveillance products, as well as increased revenues from change requests.

Total Order Value

As of June 30, 2016, total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $769 million.  Total order value as of June 30, 2015 was $707 million. Market technology deferred revenue, included in total technology solutions deferred revenue of $247 million, represents consideration received that is yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of market technology revenues to be recognized in the future represents our best estimate:

Total Order Value

(in millions)
Fiscal year ended:
2016(1)	$130
2017	206
2018	133
2019	100
2020	90
2021 and thereafter	110
Total	$769

(1)   Represents revenues that are anticipated to be recognized over the remaining six months of 2016.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change

	(in millions)			(in millions)
Compensation and benefits	$164	$144	13.9%	$316	$291	8.6%
Marketing and advertising	8	6	33.3%	14	13	7.7%
Depreciation and amortization	41	34	20.6%	79	67	17.9%
Professional and contract services	35	42	(16.7)%	70	76	(7.9)%
Computer operations and data communications	27	23	17.4%	52	58	(10.3)%
Occupancy	19	21	(9.5)%	39	42	(7.1)%
Regulatory	6	7	(14.3)%	13	14	(7.1)%
Merger and strategic initiatives	35	3	#	44	3	#
General, administrative and other	17	19	(10.5)%	32	65	(50.8)%
Restructuring charges	33	2	#	41	152	(73.0)%
Total operating expenses	$385	$301	27.9%	$700	$781	(10.4)%

#Denotes a variance greater than 100.0%.

Total operating expenses increased $84 million in the second quarter of 2016 compared with the same period in 2015 primarily due to higher merger and strategic initiatives expense, higher restructuring charges, and an increase in compensation and benefits expense.

Total operating expenses decreased $81 million in the first six months of 2016 compared with the same period in 2015. The decrease reflects an operational decrease of $78 million and a favorable impact from foreign exchange of $3 million. The operational decrease  was primarily due to lower restructuring charges and lower general, administrative and other expense, partially offset by higher merger and strategic initiatives expense and an increase in compensation and benefits expense.

Compensation and benefits expense increased in the second quarter and first six months of 2016 compared with the same periods in 2015  primarily due to overall higher compensation costs resulting from our acquisitions of Nasdaq CXC, formerly Chi-X

Canada, and Marketwired in February 2016 and Boardvantage in May 2016. Partially offsetting these increases was a favorable impact from foreign exchange of $2 million. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 4,447 employees at June 30, 2016 from 3,819 employees at June 30, 2015.

Depreciation and amortization expense increased in the second quarter and first six months of 2016 compared with the same periods in 2015 mainly due to additional amortization expense associated with software assets placed in service and acquired intangible assets, primarily related to our acquisitions of Nasdaq CXC, formerly Chi-X Canada, Marketwired and Boardvantage.

Professional and contract services expense decreased in the second quarter and first six months of 2016 compared with the same periods in 2015 primarily due to lower consulting expenses.

Computer operations and data communications expense increased in the second quarter of 2016 and decreased in the first six months of 2016 compared with the same periods in 2015. The increase in the second quarter of 2016 is primarily due to higher hardware and license costs. The decrease in the first six months of 2016 is primarily due to a decrease in VAT, reflecting a charge for the reversal of previously recorded VAT receivables no longer deemed collectible of $12 million in the first six months of 2015, partially offset by higher maintenance costs.

Occupancy expense decreased in the second quarter and first six months of 2016 compared with the same periods in 2015 reflecting lower facility and rent costs as a result of our restructuring activities.

Merger and strategic initiatives expense was $35 million in the second quarter of 2016, $44 million in the first six months of 2016, and $3 million in the second quarter and first six months of 2015. In the second quarter and first six months of 2016, merger and strategic initiatives expense primarily related to our acquisitions of Nasdaq CXC, formerly Chi-X Canada, Marketwired,  Boardvantage, and ISE. Merger and strategic initiatives expense in the second quarter and first six months of 2015 primarily related to certain strategic initiatives and our acquisition of DWA. Merger and strategic initiatives expense includes integration costs, legal, due diligence and other third party transaction costs.

 General, administrative and other expense decreased slightly in the second quarter of 2016 compared with the same period in 2015. The decrease in the first six months of 2016 compared with the same period in 2015 is primarily due to a reserve of $31 million for litigation arising from the Facebook IPO recorded in March 2015.

Restructuring charges were $33 million in the second quarter of 2016, $2 million in the second quarter of 2015, $41 million in the first six months of 2016 and $152 million in the first six months of 2015. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Three Months Ended June 30,		Percentage	Six Months Ended June 30,		Percentage
	2016	2015	Change	2016	2015	Change
	(in millions)			(in millions)
Interest income	$1	$1	-	$2	$1	#
Interest expense	(32)	(27)	18.5%	(60)	(55)	9.1%
Net interest expense	(31)	(26)	19.2%	(58)	(54)	7.4%
Other investment income	2	-	#	3	-	#
Net income from unconsolidated investees	1	1	-	3	15	(80.0)%
Total non-operating expenses	$(28)	$(25)	12.0%	$(52)	$(39)	33.3%

#Denotes a variance equal to or greater than 100.0%.

Total non-operating expenses increased in the second quarter and first six months of 2016 compared with the same periods in 2015. The increase in the second quarter of 2016 is primarily due to an increase in interest expense. The increase in the first six months of 2016 is primarily due to a decrease in net income from unconsolidated investees and an increase in interest expense.

Interest Expense

Interest expense for the second quarter of 2016 was $32 million, and was comprised of $30 million of interest expense,  $1 million of non-cash debt issuance amortization expense and $1 million of other bank and investment-related fees. Interest expense for the second quarter of 2015 was $27 million, and was comprised of $26 million of interest expense and $1 million of non-cash debt issuance amortization expense.

Interest expense for the first six months of 2016 was $60 million, and was comprised of $57 million of interest expense,  $2 million of non-cash debt issuance amortization expense and $1 million of other bank and investment-related fees. Interest expense for the first six months of 2015 was $55 million, and was comprised of $53 million of interest expense and $2 million of non-cash debt issuance amortization expense.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Other Investment Income

Other investment income was $2 million in the second quarter of 2016 and $3 million in the first six months of 2016 and primarily relates to dividend income received on a cost method investment.

Net Income from Unconsolidated Investees

Net income from unconsolidated investees was flat in the second quarter of 2016 compared with the same period in 2015. The decrease in the first six months of 2016 compared with the same period in 2015 is primarily due to lower income recognized from our equity method investment in OCC. We were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when financial statements were made available to us. As a result, we recorded other income of $13 million in the first quarter of 2015 relating to our share of OCC’s income for the year ended December 31, 2014.

See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our investment in OCC.

Tax Matters

Nasdaq’s income tax provision was $76 million for the second quarter of 2016 and $139 million in the first six months of 2016 compared with $60 million in the second quarter of 2015 and $64 million in the first six months of 2015. The overall effective tax rate was 52.1% in the second quarter of 2016 and 40.8% in the first six months of 2016 compared with 31.3% in the second quarter of 2015 and 31.2% in the first six months of 2015. For further discussion of our tax matters, see “Tax Matters,” of Note 2, “Basis of Presentation and Principles of Consolidation.”

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

Non-GAAP Financial Measures

In addition to disclosing results determined in accordance with U.S. GAAP, we also have provided non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share. Management uses this non-GAAP information internally, along with U.S. GAAP information, in evaluating our performance and in making financial and operational decisions. We believe our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparisons of results as the items described below do not reflect ongoing operating performance.

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

We understand that analysts and investors regularly rely on non-GAAP financial measures, such as non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share, to assess operating performance. We use non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share because they highlight trends more clearly in our business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our ongoing operating performance. Non-GAAP net income attributable to Nasdaq for the periods presented below is calculated by adjusting for the following items:

Amortization expense of acquired intangible assets:  We amortize intangible assets acquired in connection with various acquisitions.  Intangible asset amortization expense can vary from period to period due to episodic acquisitions completed, rather than from our ongoing business operations. As such, if intangible asset amortization is included in performance measures, it is more difficult to assess the day-to-day operating performance of the businesses, the relative operating performance of the businesses between periods and the earnings power of Nasdaq. Management does not consider intangible asset amortization expense for the purpose of evaluating the performance of our business or its managers or when making decisions to allocate resources. Therefore, we believe performance measures excluding intangible asset amortization expense provide investors with a more useful representation of our businesses’ ongoing activity in each period.

Restructuring charges: Restructuring charges are associated with our 2015 restructuring plan to improve performance, cut costs and reduce spending and are primarily related to (i) the rebranding of our company name from The NASDAQ OMX Group, Inc. to Nasdaq, Inc., (ii) severance and other termination benefits, (iii) costs to vacate duplicate facilities, and (iv) asset impairment charges. We exclude these restructuring costs because these costs do not reflect future operating expenses and do not contribute to a meaningful evaluation of Nasdaq’s ongoing operating performance or comparison of Nasdaq’s performance between periods.

Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed a number of acquisitions in recent years which have resulted in expenses which would not have otherwise been incurred. These expenses include integration costs, as well as legal, due diligence and other third party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. Accordingly, we exclude these costs for purposes of calculating non-GAAP measures which provide a more meaningful analysis of Nasdaq’s ongoing operating performance or comparisons in Nasdaq’s performance between periods.

Other significant items: We have excluded certain other charges or gains that are the result of other non-comparable events to measure operating performance. For the three and six months ended June 30, 2016, other significant items include tax expense due to  an unfavorable tax ruling received during the three months ended June 30, 2016, the impact of which related to prior periods, and the release of a sublease loss reserve due to the early exit of a facility. For the six months ended June 30, 2015, other significant items included income from our equity investment in OCC where we were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when financial statements were made available to us. As a result, we recorded other income in the first quarter of 2015 relating to our share of OCC’s income for the year ended December 31, 2014. For the six months ended June 30, 2015, other significant adjustments also included legal settlement costs, the reversal of a value added tax refund, and tax adjustments related to resolution of certain positions. We believe the exclusion of such amounts allows management and investors to better understand the financial results of Nasdaq.

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$70	$0.42	$133	$0.77
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	19	0.11	15	0.09
Restructuring charges	33	0.19	2	0.01
Merger and strategic initiatives	35	0.21	3	0.02
Sublease loss reserve	(2)	(0.01)	-	-
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(2)	(0.01)	(10)	(0.06)
Total non-GAAP adjustments, net of tax	83	0.49	10	0.06
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$153	$0.91	$143	$0.83
Weighted-average common shares outstanding for diluted earnings per share		168,205,808		172,141,653

_____________________

(1) We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.  Also included in this adjustment for the three months ended June 30, 2016 is $27 million in tax expense associated with an unfavorable decision from the Finnish Supreme Administrative Court on a tax position.

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$202	$1.20	$142	$0.82
Non-GAAP adjustments:
Income from OCC equity investment	-	-	(13)	(0.08)
Restructuring charges	41	0.24	152	0.88
Special legal expense	-	-	31	0.18
Amortization expense of acquired intangible assets	36	0.21	31	0.18
Reversal of value added tax refund	-	-	12	0.07
Merger and strategic initiatives	44	0.26	3	0.02
Sublease loss reserve	(2)	(0.01)	-	-
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(16)	(0.09)	(76)	(0.44)
Total non-GAAP adjustments, net of tax	103	0.61	140	0.81
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$305	$1.81	$282	$1.63
Weighted-average common shares outstanding for diluted earnings per share		168,233,029		172,395,034

_____________________

(1) We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.  Also included in this adjustment for the six months ended June 30, 2016 is $27 million in tax expense associated with an unfavorable decision from the Finnish Supreme Administrative Court on a tax position.

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

In May 2016, Nasdaq issued the 2023 Notes and in June 2016, Nasdaq issued the 2026 Notes. We used the majority of the net proceeds from the 2023 Notes of $664 million and the 2026 Notes of $495 million to fund the acquisition of ISE and related expenses. See “3.85% Senior Unsecured Notes,” and “1.75% Senior Unsecured Notes,” of Note 8, “Debt Obligations,” and “Acquisition of International Securities Exchange,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion.

In March 2016,  Nasdaq entered into the 2016 Credit Facility which provides for a $400 million senior unsecured term loan facility. In March 2016, loans in an aggregate principal amount of $400 million were drawn under the 2016 Credit Facility and the net proceeds of $399 million were used to partially repay amounts outstanding under the revolving credit commitment of the 2014 Credit Facility. As of June 30, 2016, the balance of $399 million reflects the aggregate principal amount, less the unamortized debt issuance costs.  See “2016 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

Our 2014 Credit Facility consists of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). As of June 30, 2016, availability under the revolving credit commitment was $690 million. See “2014 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

In the near term, we expect that our operations and availability under our revolving credit commitment will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends.

Various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $288 million at June 30, 2016, compared with $340 million at December 31, 2015, a decrease of $52 million. Current asset balance changes increased working capital by $1,336 million, with increases in default funds and margin deposits, receivables, net, financial investments, at fair value, cash and cash equivalents, and other current assets, partially offset by a decrease in restricted cash. Current liability balance changes decreased working capital by $1,388 million, due to increases in default funds and margin deposits, deferred revenue, Section 31 fees payable to the SEC, other current liabilities, and accounts payable and accrued expenses, partially offset by decreases in accrued personnel costs.

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

Financial Assets

The following table summarizes our financial assets:

	June 30, 2016	December 31, 2015
	(in millions)
Cash and cash equivalents	$344	$301
Restricted cash	22	56
Financial investments, at fair value	255	201
Total financial assets	$621	$558

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of June 30, 2016, our cash and cash equivalents of $344 million were primarily invested in bank deposits, money market funds and commercial paper. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of June 30, 2016 increased $43 million from December 31, 2015 primarily due to net cash provided by operating and financing activities, partially offset by net cash used in investing activities. See “Cash Flow Analysis” below for further discussion.

As of June 30, 2016 and December 31, 2015, current restricted cash included cash held for regulatory purposes and other requirements and is not available for general use. Current restricted cash was $22 million as of June 30, 2016 and $56 million as of December 31, 2015, a decrease of $34 million. The decrease is primarily due to lower restricted cash held at SecondMarket due to a decline in customer funds held in connection with privately negotiated securities transactions. Current restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $89 million as of June 30, 2016 and $105 million as of December 31, 2015. The remaining balance held in the U.S. totaled $255 million as of June 30, 2016 and $196 million as of December 31, 2015.

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

Cash Dividends on Common Stock

In June 2016, we paid a quarterly cash dividend of $0.32 per share on our outstanding common stock, and in March 2016, we paid a quarterly cash dividend of $0.25 per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $255 million as of June 30, 2016 and $201 million as of December 31, 2015 and are primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $169 million as of  June 30, 2016 and $166 million as of December 31, 2015 are assets utilized to meet regulatory capital requirements primarily for clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading investment securities.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	June 30, 2016	December 31, 2015

		(in millions)
5.25% senior unsecured notes (1)	January 2018	$369	$368
$750 million revolving credit commitment (2)	November 2019	58	258
$400 million senior unsecured term loan facility(2)	November 2019	399	-
5.55% senior unsecured notes (1)	January 2020	597	597
3.875% senior unsecured notes (1)	June 2021	661	646
1.75% senior unsecured notes (1)	May 2023	657	-
4.25% senior unsecured notes (1)	June 2024	495	495
3.85% senior unsecured notes (1)	June 2026	495	-
Total long-term debt obligations		$3,731	$2,364

(1)	Net of unamortized debt discount and debt issuance costs.
(2)	Net of unamortized debt issuance costs.

In addition to the $750 million revolving credit commitment and $400 million term loan facility, we also have other credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. At June 30, 2016, credit facilities, which are available in multiple currencies, totaled $182 million in available liquidity, none of which was utilized. At December 31, 2015, credit facilities, which are available in multiple currencies, totaled  $202 million in available liquidity, none of which was utilized.

At June 30, 2016, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At June 30, 2016, our required regulatory capital consisted of $169 million of highly rated European government debt securities that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets.

Broker-Dealer Net Capital Requirements

Our operating broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access, NPM Securities, LLC and SMTX, LLC are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. The following table summarizes the capital requirements for our broker-dealer subsidiaries as of June 30, 2016:

Broker-Dealer Subsidiaries	Total Net Capital	Required Minimum Net Capital	Excess Capital

	(in millions)
Nasdaq Execution Services	$8.1	$0.3	$7.8
Execution Access	22.9	0.4	22.5
NPM Securities	0.4	-	0.4
SMTX	0.4	0.3	0.1

Other Capital Requirements

Nasdaq Execution Services

Nasdaq Execution Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with OCC.

Nasdaq CXC, formerly Chi-X Canada

As a member of the Investment Industry Regulatory Organization of Canada, or IIROC, Nasdaq CXC is subject to IIROC regulatory requirements which are intended to ensure its general financial soundness and liquidity. Under IIROC rules, Nasdaq CXC is required to comply with minimum net capital requirements. At June  30, 2016, Nasdaq CXC was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $5.2 million, or $4.9 million in excess of the minimum amount required.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Six Months Ended June 30,
	2016	2015	Percentage Change

	(in millions)
Net cash provided by (used in):
Operating activities	$392	$406	(3.4)%
Investing activities	(1,573)	(418)	#
Financing activities	1,223	(88)	#
Effect of exchange rate changes on cash and cash equivalents	1	(3)	#
Net increase (decrease) in cash and cash equivalents	43	(103)	#
Cash and cash equivalents at the beginning of period	301	427	(29.5)%
Cash and cash equivalents at the end of period	$344	$324	6.2%

#Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the six months ended June 30, 2016:

•	Net income of $202 million, plus:
•

Adjustments to reconcile net income to net cash provided by operating activities of $83 million comprised primarily of $79 million of depreciation and amortization expense, $35 million of share-based compensation expense, and $8 million in non-cash restructuring charges, partially offset by $33 million of excess tax benefits related to share-based payments and $7 million of deferred income taxes.

•	Increase in deferred revenue of $111 million mainly due to Listing Services’ annual billings.
•	Increase in Section 31 fees payable to the SEC of $57 million primarily due to timing of payments, which are made twice a year in September and March.
•

Decrease in other assets of $11 million primarily reflecting a decline in customer funds held as restricted cash in connection with privately negotiated securities transactions at SecondMarket, partially offset by an increase in capital requirements at Execution Access.

•	Increase in accounts payable and accrued expenses of $5 million primarily due to the timing of payments and activity of trade payables.

Partially offset by a:

•	Decrease in accrued personnel costs of $53 million primarily due to the payment of our 2015 incentive compensation in the first quarter of 2016, partially offset by the 2016 accrual.
•

Decrease of $18 million in other liabilities primarily reflecting a decline in customer funds held in connection with privately negotiated securities transactions at SecondMarket, partially offset by an increase in accrued taxes.

•	Increase in accounts receivable, net of $6 million primarily due to the timing of collections and activity.

The following items impacted our net cash provided by operating activities for the six months ended June 30, 2015:

•	Net income of $141 million, plus:
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

Net Cash Used in Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 primarily consisted of cash paid for our acquisitions (net of cash acquired) of ISE in June 2016 of $1,053 million, Boardvantage in May 2016 of $194 million, Marketwired and Nasdaq CXC, formerly Chi-X Canada, in February 2016 of $213 million, our purchases of trading and available-for-sale investment securities of $253 million and purchases of property and equipment of $51 million, partially offset by proceeds from sales and redemptions of trading securities of $194 million and proceeds from maturities of available-for-sale investment securities of $7 million.

Net cash used in investing activities for the six months ended June 30, 2015 primarily consisted of cash paid for our acquisition of DWA in January 2015 of $226 million, our purchases of trading and available-for-sale investment securities of $217 million, a capital contribution of $30 million in connection with our equity method investment in OCC, and purchases of property and equipment of $59 million, partially offset by proceeds from sales and redemptions of trading securities of $117 million and proceeds from maturities of available-for-sale investment securities of $3 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 primarily consisted of net proceeds of $1,159 million related to the issuances of our 2023 Notes and 2026 Notes to fund our acquisition of ISE, net proceeds of $399 million from our 2016 Credit Facility and proceeds from the utilization of our 2014 Credit Facility of $833 million to partially fund our acquisitions of Boardvantage, Marketwired and Nasdaq CXC, formerly Chi-X Canada, and other general corporate purposes, partially offset by repayment of $1,033 million on the revolving credit commitment under our 2014 Credit Facility, $94 million related to cash dividends paid on our common stock, and $45  million related to the repurchase of our common stock.

Net cash used in financing activities for the six months ended June 30, 2015 primarily consisted of repayment of $91 million on the revolving credit commitment of our 2014 Credit Facility, $68 million related to cash dividends paid on our common stock, and $55 million of cash used to repurchase our common stock, partially offset by $131 million from the partial utilization of the revolving credit commitment under our 2014 Credit Facility to partially fund our acquisition of DWA and other general corporate purposes.

For further discussion of our ISE, Boardvantage, Marketwired, Nasdaq CXC, formerly Chi-X Canada, and DWA acquisitions, see “Acquisition of International Securities Exchange,” “Acquisition of Boardvantage, Inc.,” “Acquisition of Marketwired,” “Acquisition of Nasdaq CXC, Formerly Chi-X Canada,” and “Acquisition of Dorsey, Wright & Associates, LLC,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements. For further discussion of our debt obligations, see Note 8, “Debt Obligations,” to the condensed consolidated financial statements. For further discussion of our share repurchase program and cash dividends paid on our common stock, see “Share Repurchase Program,” and “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements.

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of June 30, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in millions)
Debt obligations by contract maturity(1)	$4,544	$53	$682	$1,235	$2,574
Minimum rental commitments under non-cancelable operating leases, net(2)	343	42	102	81	118
Other obligations(3)	25	24	1	-	-
Total	$4,912	$119	$785	$1,316	$2,692

(1)

Our debt obligations include both principal and interest obligations. At June 30, 2016, an interest rate of 2.27% was used to compute the amount of the contractual obligations for interest on the 2016 Credit Facility and 1.94% was used to compute the amount of the contractual obligations for interest on the 2014 Credit Facility. All other debt obligations were primarily calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at June 30, 2016. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

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

Financial Investments

As of June 30, 2016,  our investment portfolio was primarily comprised of trading securities, mainly highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2016, the fair value of this portfolio would have declined by $7 million.

Debt Obligations

As of June 30, 2016,  substantially all of our debt obligations are fixed-rate obligations. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of borrowings under our 2016 Credit Facility and the 2014 Credit Facility, as these facilities have variable interest rates. As of June 30, 2016,  the principal amount outstanding under the 2016 Credit Facility was $400 million and the 2014 Credit Facility was  $60 million. A hypothetical 100 basis points increase in interest rates on the 2016 Credit Facility and the 2014 Credit Facility would increase interest expense by approximately $5 million based on borrowings as of June 30, 2016.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency transaction risk.  For the three months ended June 30, 2016, approximately 25.3% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 15.1% of our operating income were derived in currencies other than the U.S. dollar, primarily the Euro and Swedish Krona. For the six months ended June 30, 2016, approximately 25.0% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 13.0% of our operating income were derived in currencies other than the U.S. dollar, primarily the Euro and Swedish Krona.

Our primary exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and six months ended June 30, 2016 is presented in the following table:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total

	(in millions, except currency rate)
Three Months Ended June 30, 2016
Average foreign currency rate to the U.S. dollar	1.1294	0.1217	#	N/A	N/A
Percentage of revenues less transaction-based expenses	10.2%	8.3%	6.8%	74.7%	100.0%
Percentage of operating income	20.8%	(2.9)%	(2.8)%	84.9%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(6)	$(4)	$(4)	$-	$(14)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(1)	$-	$-	$(5)

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total

	(in millions, except currency rate)
Six Months Ended June 30, 2016
Average foreign currency rate to the U.S. dollar	1.1166	0.1200	#	N/A	N/A
Percentage of revenues less transaction-based expenses	10.3%	8.7%	6.0%	75.0%	100.0%
Percentage of operating income	19.0%	0.7%	(6.7)%	87.0%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(11)	$(9)	$(7)	$-	$(27)
Impact of a 10% adverse currency fluctuation on operating income	$(7)	$-	$(3)	$-	$(10)

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

Our primary exposure to net assets in foreign currencies as of June 30, 2016 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation

	(in millions)
Swedish Krona(1)	$3,312	$(331)
Norwegian Krone	196	(20)
British Pound	127	(13)
Euro	104	(10)
Australian Dollar	89	(9)

(1)Includes goodwill of $2,585 million and intangible assets, net of $637 million.

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

Execution Access is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of June  30, 2016, we have contributed $43 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Item 4.Controls and Procedures.

(a) Disclosure controls and procedures. Nasdaq’s management, with the participation of Nasdaq’s Chief Executive Officer, and Senior Vice President  (Principal Financial Officer), has evaluated the effectiveness of Nasdaq’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Nasdaq’s Chief Executive Officer and Senior Vice President (Principal Financial Officer), have concluded that, as of the end of such period, Nasdaq’s disclosure controls and procedures are effective.

(b) Internal control over financial reporting. On June 30, 2016, we acquired ISE. In conducting our evaluation of the effectiveness of internal controls over financial reporting, we have elected to exclude ISE from our evaluation as of June 30, 2016, as permitted by applicable regulations. There have been no other changes in Nasdaq’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June  30, 2016 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

See “Litigation,” of Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on February 26, 2016 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the SEC on May 5, 2016. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.

Employee Transactions

During the fiscal quarter ended June 30, 2016, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the quarter ended June 30, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2016
Share repurchase program	-	$-	-	$500
Employee transactions	4,179	$65.96	N/A	N/A

May 2016
Share repurchase program	-	$-	-	$-
Employee transactions	310,623	$67.08	N/A	N/A

June 2016

Share repurchase program	256,808	$62.27	256,808	$484
Employee transactions	30,316	$64.91	N/A	N/A

Total Quarter Ended June 30, 2016
Share repurchase program	256,808	$62.27	256,808	$484
Employee transactions	345,118	$66.88	N/A	N/A

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Mine Safety Disclosures.

Not applicable.

Item 5.Other Information.

On August 1, 2016, the management compensation committee of the board of directors of Nasdaq, Inc. (“Nasdaq”) approved, and Nasdaq entered into, an employment agreement with Bradley J. Peterson, Nasdaq’s Executive Vice President and Chief Information Officer. In addition, Nasdaq and Mr. Peterson entered into a Continuing Obligations Agreement, which is an exhibit to the employment agreement.

The term of the employment agreement is August 1, 2016 to July 31, 2021. The agreement provides that Mr. Peterson will report directly to the Chief Executive Officer and receive:

•	an annual base salary of no less than $525,000; and

•

annual incentive compensation that is targeted at not less than $800,000 based on the achievement of one or more performance goals established for such year by the Chief Executive Officer and the management compensation committee of Nasdaq’s board of directors (the “Target Bonus”).

Mr. Peterson also shall be eligible for an annual target equity compensation award of not less than $1,600,000 in accordance with the terms of the Nasdaq Equity Incentive Plan (the “Equity Plan”).

The agreement prohibits Mr. Peterson from rendering services to a competing entity for a period of two years following the date of termination of employment. To receive certain termination payments and benefits under the new employment agreement, Mr. Peterson must execute a general release of claims against Nasdaq. In addition, such termination payments and benefits are generally subject to discontinuation in the event Mr. Peterson breaches the restrictive covenants in either the employment agreement or the Continuing Obligations Agreement.

The agreement sets forth the payments that Mr. Peterson will receive under various termination scenarios, as discussed further below. Such payments will be in addition to payments for unpaid base salary through the date of termination, accrued but unpaid vacation through the date of termination and any earned but unpaid incentive compensation for the calendar year prior to the date of termination (the “Base Obligations”). To the extent not addressed below, the treatment of Mr. Peterson’s equity awards under the various termination scenarios will be addressed in the Equity Plan and the underlying equity award agreements.

Termination Without Cause or by the Executive For Good Reason. If Mr. Peterson’s employment is terminated without cause by Nasdaq, or for good reason by Mr. Peterson, he will be entitled to the following payments and benefits:

•

a cash payment equal to the sum of: (i) two times the prior year’s annual base salary if terminated within the first six months of the agreement (or 1.5 times the prior year’s annual base salary if terminated after the first six months of the agreement), (ii) the Target Bonus for the calendar year preceding the year in which the termination occurs and (iii) any pro rata Target Bonus with respect to the calendar year in which the termination occurs to the extent that performance goals are satisfied; and

•

a taxable monthly cash payment equal to the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) premium for the highest level of coverage available under Nasdaq’s group health plans, reduced by the monthly amount that Mr. Peterson would pay for such coverage if he was an active employee, until the earlier of 18 months or the date Mr. Peterson is eligible for coverage under the health care plans of a subsequent employer.

Termination Due To Permanent Disability or Death. If Mr. Peterson’s employment is terminated due to permanent disability or death, he, or his estate, will be entitled to the following payments and benefits:

•	a cash payment equal to any pro rata Target Bonus with respect to the calendar year in which the termination occurs; and

•	accelerated vesting of all unvested equity awarded as of the effective date of the employment agreement.

Termination Due To a Non-Continuation Notice. After August 1, 2018, Mr. Peterson may terminate his employment by providing at least 270 days prior written notice to Nasdaq. If Mr. Peterson’s employment is terminated due to delivery of such notice, he will be entitled to the following payments and benefits:

•	a cash payment equal to any pro rata Target Bonus with respect to the calendar year in which the termination occurs; and

•	continued vesting of all outstanding equity awards, based on actual performance during the relevant performance period.

“Double Trigger” Termination In Connection With A Change in Control Without Cause or For Good Reason. If Mr. Peterson’s employment is “double trigger” terminated within two years after a change in control, without cause by Nasdaq or for good reason by Mr. Peterson, he will be entitled to the following payments and benefits:

•

a cash payment equal to the sum of: (i) two times the prior year’s annual base salary, (ii) the Target Bonus for the calendar year preceding the year in which the termination occurs and (iii) any pro rata Target Bonus with respect to the calendar year in which the termination occurs to the extent that performance goals are satisfied;

•

a taxable monthly cash payment equal to the COBRA premium for the highest level of coverage available under Nasdaq’s group health plans, reduced by the monthly amount that Mr. Peterson would pay for such coverage if he was an active employee, until the earlier of 24 months or the date Mr. Peterson is eligible for coverage under the health care plans of a subsequent employer; and

•	continued life insurance and accidental death and dismemberment insurance benefits for the same period as the continued health coverage payments.

Under a “best net provision,” if any amounts payable to Mr. Peterson under this scenario would be characterized as excess parachute payments and due to that characterization, Mr. Peterson would be subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, the amounts will be reduced to an amount so that none of the amounts payable constitute excess parachute payments if this would result, after taking into account the applicable federal, state and local income taxes and the excise tax imposed by Section 4999, in Mr. Peterson’s receipt on an after-tax basis of the greatest amount of termination and other benefits.

Termination For Cause or Without Good Reason. If Mr. Peterson’s employment is terminated for cause by Nasdaq, or without good reason by Mr. Peterson, he will have no further rights to any compensation other than the Base Obligations.

Item 6.Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

Date: August 3, 2016	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: August 3, 2016	By:	/s/ Ronald Hassen
	Name:	Ronald Hassen
	Title:	Senior Vice President (Principal Financial Officer)

Exhibit Index

Exhibit Number

4.1

Third Supplemental Indenture, dated as of May 20, 2016, among Nasdaq, Inc., Wells Fargo Bank, National Association, as Trustee, and HSBC Bank USA, National Association, as paying agent and as registrar and transfer agent (incorporated herein by reference to the Current Report on Form 8-K filed on May 23, 2016).

4.2

Fourth Supplemental Indenture, dated as of June 7, 2016, among Nasdaq, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to the Current Report on Form 8-K filed on June 7, 2016).

10.1	Amended and Restated Board Compensation Policy, effective on May 5, 2016.*

10.2	Form of Nasdaq Restricted Stock Unit Award Certificate (employees).*

10.3	Form of Nasdaq Restricted Stock Unit Award Certificate (directors).*

10.4	Form of Nasdaq One-Year Performance Share Unit Agreement.*

10.5	Form of Nasdaq Three-Year Performance Share Unit Agreement.*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 12 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Senior Vice President (Principal Financial Officer) pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.

**The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015;  (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2016 and 2015;  (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) notes to condensed consolidated financial statements.