Form 10-Q
period 2016-09-30
NASDAQ, INC.
filed 2016-11-08
CIK 1120193

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2016

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2016
Common Stock, $.01 par value per share	165,202,937 shares

Nasdaq, Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2016

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

* * * * * *

The following is a non-exclusive list of registered trademarks, registered service marks, or trademarks or service marks of Nasdaq or its subsidiaries, in the United States and/or other countries or jurisdictions:

@TRADE®, ACES®, AT-TRADE®, AGGREGATION, TRANSPARENCY, CONTROL®, AUTO WORKUP®, AXE®, BOARDVANTAGE®, BWISE®, BWISE BUSINESS IN CONTROL®, BWISE RAPID DEPLOYMENT SOLUTION®, BX VENTURE MARKET®, CANADIAN DIVIDEND ACHIEVERS®, CCBN®, CCN®, CCNMATTHEWS®, CLICK XT®, CONDICO®, CYBER SECURITY®, D.A.L.I.®, DATAXPRESS®, DEFENSE OF INTERNATIONAL MARKETS AND EXCHANGES SYMPOSIUM®, DIMES®, DIRECTORS DESK®, DIRECTORSDESK®, DIVIDEND ACHIEVERS®, DORSEY WRIGHT®, DREAM IT. DO IT.®, DWA MATRIX®, DWA®, DX®, E-SPEED®, EQQQ®, ESPEED & KATAKANA®, ESPEED®, ESPEEDOMETER®, EXACTEQUITY®, EXIGO®, FINQLOUD REGULATORY RECORDS RETENTION®, FINQLOUD®, FIRST NORTH®, FONDSBØRSEN®, FTEN®, GENIUM®, GIDS®, GLOBE NEWSWIRE®, GO! POWERED BY MARKETWIRE®, HACK®, IGNITE YOUR AMBITION®, INET®, INVESTOR WORLD®, IPOWORLD®, ISE BIG DATA®, ISE MOBILE PAYMENTS®, ISSUERWORLD®, ITCH®, LIQUIDITYXPRESS®, LONGITUDE®, MARKET INTELLIGENCE DESK®, MARKET LINQUIDITY®, MARKET MECHANICS®, MARKETSITE®, MARKETWIRE BEYOND WORDS®, MARKETWIRE RESONATE®, MARKETWIRE®, MARKETWIRE GO! ®, MARKETWIRED RESONATE®, MARKETWIRED®, MICROMARKET®, MW®, MW MARKET WIRED®, MW MARKETWIRED THE POWER OF INFLUENCE®, MY CCBN®, MYMEDIAINFO®, N LOGO (BLACK AND WHITE)®, N LOGO (BLUE ON WHITE)(STYLIZED "N" IN RIBBON FORM)®, N NASDAQ LOGO (BLACK AND WHITE)®, N NASDAQ LOGO (BLUE AND SILVER)®, N NASDAQ LOGO (BLUE ON WHITE)®, NASDAQ®, NASDAQ (IN CHINESE)®, NASDAQ (IN KATAKANA)®, NASDAQ 100 INDEX®, NASDAQ BIOTECHNOLOGY INDEX®, NASDAQ CANADA COMPOSITE INDEX®, NASDAQ CANADA INDEX®, NASDAQ CANADA®, NASDAQ CAPITAL MARKET®, NASDAQ COMPOSITE INDEX®, NASDAQ COMPOSITE®, NASDAQ COMPUTER INDEX®, NASDAQ DIVIDEND ACHIEVERS®, NASDAQ DUBAI®, NASDAQ EUROPE COMPOSITE INDEX®, NASDAQ EUROPE®, NASDAQ FINANCIAL-100 INDEX®, NASDAQ FX®, NASDAQ GLOBAL MARKET®, NASDAQ GLOBAL SELECT MARKET®, NASDAQ INDUSTRIAL INDEX®, NASDAQ INTERACT®, NASDAQ INTERNET INDEX®, NASDAQ IQ FUND®, NASDAQ JAPAN (IN ENGLISH)®, NASDAQ JAPAN (IN KATAKANA)®, NASDAQ JAPAN®, NASDAQ MARKET ANALYTIX®, NASDAQ MARKET CENTER®, NASDAQ MARKET FORCES®, NASDAQ MARKET VELOCITY®, NASDAQ MARKETSITE®, NASDAQ MAX®, NASDAQ MAX MARKET ANALYTIX®, NASDAQ NATIONAL MARKET®, NASDAQ OMX®, NASDAQ OMX ALPHA INDEXES®, NASDAQ OMX GREEN ECONOMY INDEX®, NASDAQ OMX NORDIC®, NASDAQ PRIVATE MARKET®, NASDAQ Q-50 INDEX®, NASDAQ TELECOMMUNICATIONS INDEX®, NASDAQ TOTALVIEW®, NASDAQ TRADER®, NASDAQ TRANSPORTATION INDEX®, NASDAQ US ALL MARKET®, NASDAQ VOLATILITY GUARD®, NASDAQ WORKSTATION®, NASDAQ WORKSTATION II®, NASDAQ WORLD (IN KATAKANA)®, NASDAQ WORLD®, NASDAQ-100®, NASDAQ-100 (IN KATAKANA)®, NASDAQ-100 EUROPEAN FUND®, NASDAQ-100 EUROPEAN TRACKER®, NASDAQ-100 EUROPEAN TRACKER FUND®, NASDAQ-100 INDEX®, NASDAQ-100 INDEX (IN KATAKANA)®, NASDAQ-100 INDEX EUROPEAN TRACKER FUND®, NASDAQ-100 INDEX TRACKING STOCK®, NASDAQ-FINANCIAL®, NDX®, NEWS RELEASE EXPRESS®, NFX WORLD CURRENCY FUTURES®, NLX®, NOIS®, NORDIX®, OM®, OMX®, OMX COPENHAGEN 20®, OMX HELSINKI 25®, OMX STIBOR FUTURE®, OMX STOCKHOLM 30®, OMX TECHNOLOGY®, OMXH25®, OMXS30®, OMXS3FUT®, ON THE WIRE®, OTW®, OVERUNDER®, PHILADELPHIA STOCK EXCHANGE®, PHLX®, PHLX XL®, PIXL®, PRECISE TRADE®, PRF®, Q THE NEXT GREAT THING®, QQQ®, QTARGET®, QVIEW®, R3®, RE-THINK®, RISKWAY®, RISKWRAPPER®, RISKXPOSURE®, RX®, S.A.X.E.S®, SDW (SYSTEM DEVELOPMENT WORKBENCH)®, SECONDMARKET®, SECONDMARKET ECOYSYSTEM®, SIDECAR®, SIGNALXPRESS SX®, SMARTS®, SMARTSONLINE®, STINA®, STRUCTURED LIQUIDITY PROGRAM®, THE NASDAQ STOCK MARKET®, THE STOCK MARKET FOR THE NEXT 100 YEARS®, TOTAL EQUITY SOLUTION®, TRADEGUARD®, TX®, ULL®, ULTRA LOW LATENCY®, ULTRAFEED®, VX PROXY®, WIZER®, XDE®, XO DORSEY WRIGHT & ASSOCIATES®, ÖVERUNDER®

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

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The NASDAQ Stock Market data in this Quarterly Report on Form 10-Q for initial public offerings, or IPOs, is based on data generated internally by us, which includes best efforts underwritings; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The NASDAQ Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and exchange traded products, or ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended September  30, 2016, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 that was filed with the U.S. Securities and Exchange Commission, or SEC, on August 3, 2016,  the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 that was filed with the SEC on May 5, 2016 and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the SEC on February 26, 2016.

* * * * * *

Nasdaq intends to use its website, ir.nasdaq.com, as a means for disclosing material non-public information and for complying with SEC Regulation FD and other disclosure obligations. These disclosures will be included on Nasdaq’s website under “Investor Relations.”

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 that was filed with the SEC on August 3, 2016, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 that was filed with the SEC on May 5, 2016 and more fully described in the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 that was filed with the SEC on February 26, 2016. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements.

Nasdaq, Inc.

Condensed Consolidated Balance Sheets

(in millions, except share and par value amounts)

	September 30, 2016	December 31, 2015

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$257	$301
Restricted cash	19	56
Financial investments, at fair value	238	201
Receivables, net	349	316
Default funds and margin deposits	3,323	2,228
Other current assets	160	158
Total current assets	4,346	3,260
Property and equipment, net	342	323
Deferred tax assets	768	643
Goodwill	6,206	5,395
Intangible assets, net	2,740	1,959
Other non-current assets	406	281
Total assets	$14,808	$11,861

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$159	$158
Section 31 fees payable to SEC	27	98
Accrued personnel costs	175	171
Deferred revenue	216	127
Other current liabilities	134	138
Default funds and margin deposits	3,323	2,228
Current portion of debt obligations	20	-
Total current liabilities	4,054	2,920
Debt obligations	3,689	2,364
Deferred tax liabilities	980	626
Non-current deferred revenue	191	200
Other non-current liabilities	140	142
Total liabilities	9,054	6,252

Commitments and contingencies
Equity
Nasdaq stockholders' equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 169,018,836 at September 30, 2016 and 167,241,734 at December 31, 2015; shares outstanding: 165,198,693 at September 30, 2016 and 164,324,270 at December 31, 2015	2	2
Additional paid-in capital	3,046	3,011
Common stock in treasury, at cost: 3,820,143 shares at September 30, 2016 and 2,917,464 shares at December 31, 2015	(169)	(111)
Accumulated other comprehensive loss	(882)	(864)
Retained earnings	3,757	3,571
Total Nasdaq stockholders' equity	5,754	5,609
Total liabilities and equity	$14,808	$11,861

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Market Services	$557	$542	$1,661	$1,561
Listing Services	68	66	202	196
Information Services	137	132	405	385
Technology Solutions	167	131	464	396
Total revenues	929	871	2,732	2,538
Transaction-based expenses:
Transaction rebates	(265)	(256)	(804)	(733)
Brokerage, clearance and exchange fees	(79)	(86)	(250)	(251)
Revenues less transaction-based expenses	585	529	1,678	1,554
Operating expenses:
Compensation and benefits	168	150	484	441
Marketing and advertising	8	6	22	20
Depreciation and amortization	46	34	125	102
Professional and contract services	40	33	111	108
Computer operations and data communications	28	23	80	81
Occupancy	23	22	62	63
Regulatory	8	7	21	20
Merger and strategic initiatives	12	4	56	7
General, administrative and other	19	11	50	77
Restructuring charges	-	8	41	160
Total operating expenses	352	298	1,052	1,079
Operating income	233	231	626	475
Interest income	1	1	4	3
Interest expense	(37)	(28)	(98)	(83)
Other investment income	-	-	3	-
Net income from unconsolidated investees	2	2	6	16
Income before income taxes	199	206	541	411
Income tax provision	68	68	208	132
Net income	131	138	333	279
Net loss attributable to noncontrolling interests	-	-	-	1
Net income attributable to Nasdaq	$131	$138	$333	$280
Per share information:
Basic earnings per share	$0.79	$0.83	$2.02	$1.66
Diluted earnings per share	$0.77	$0.80	$1.97	$1.63
Cash dividends declared per common share	$0.32	$0.25	$0.89	$0.65

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$131	$138	$333	$279
Other comprehensive loss:
Foreign currency translation losses:
Net foreign currency translation losses	(45)	(68)	(34)	(256)
Income tax benefit	23	26	16	91
Total other comprehensive loss, net of tax	(22)	(42)	(18)	(165)
Comprehensive income	109	96	315	114
Comprehensive loss attributable to noncontrolling interests	-	-	-	1
Comprehensive income attributable to Nasdaq	$109	$96	$315	$115

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in millions)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$333	$279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	125	102
Share-based compensation	55	49
Excess tax benefits related to share-based payments	(38)	(16)
Deferred income taxes	(10)	(61)
Non-cash restructuring charges	8	134
Net income from unconsolidated investees	(6)	(16)
Other reconciling items included in net income	5	9
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	53	96
Other assets	35	-
Accounts payable and accrued expenses	(3)	(21)
Section 31 fees payable to SEC	(77)	(99)
Accrued personnel costs	(8)	(18)
Deferred revenue	46	(3)
Other liabilities	(65)	37
Net cash provided by operating activities	453	472
Cash flows from investing activities:
Purchases of trading securities	(376)	(265)
Proceeds from sales and redemptions of trading securities	328	236
Purchases of available-for-sale investment securities	(7)	(26)
Proceeds from maturities of available-for-sale investment securities	19	29
Capital contribution in equity method investment	-	(30)
Acquisition of businesses, net of cash and cash equivalents acquired	(1,460)	(226)
Purchases of property and equipment	(85)	(91)
Other investment activities	(10)	(9)
Net cash used in investing activities	(1,591)	(382)
Cash flows from financing activities:
Payments of debt obligations	(1,118)	(176)
Proceeds from utilization of credit commitment	878	366
Proceeds from issuances of senior unsecured notes and term loan facility	1,558	-
Cash paid for repurchase of common stock	(100)	(310)
Cash dividends	(147)	(108)
Proceeds received from employee stock activity	42	19
Payments related to employee shares withheld for taxes	(58)	(28)
Excess tax benefits related to share-based payments	38	16
Other financing activities	-	-
Net cash provided by (used in) financing activities	1,093	(221)
Effect of exchange rate changes on cash and cash equivalents	1	(6)
Net decrease in cash and cash equivalents	(44)	(137)
Cash and cash equivalents at beginning of period	301	427
Cash and cash equivalents at end of period	$257	$290
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$96	$91
Income taxes, net of refund	$167	$146

   See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Organization and Nature of Operations

Nasdaq, Inc. is a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes,  trade management services, data products, financial indexes, capital formation solutions, corporate solutions and market technology products and services. Our technology powers markets across the globe, supporting equity derivative trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.

We manage, operate and provide our products and services in four business segments: Market Services, Listing Services, Information Services and Technology Solutions.

Market Services

Our Market Services segment includes our equity derivative trading and clearing, cash equity trading, fixed income and commodities trading and clearing, or FICC,  and trade management services businesses. Our FICC business was formerly referred to as fixed income, currency and commodities trading and clearing, and our trade management services business was formerly referred to as access and broker services. We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in some countries where we operate exchanges, we also provide broker services, clearing, settlement and central depository services. Our transaction-based platforms provide market participants with the ability to access, process, display and integrate orders and quotes. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions, providing fee-based revenues.

Through our acquisition of U.S. Exchange Holdings, Inc. and its subsidiaries, or ISE, an operator of three electronic options exchanges, we now operate six electronic options exchanges and three cash equity exchanges in the U.S. See “Acquisition of International Securities Exchange,” of Note 4, “Acquisitions,” for further discussion of the ISE acquisition. The NASDAQ Stock Market, the largest of our cash equities exchanges, is the largest single venue of liquidity for trading U.S.-listed cash equities. We also operate a leading electronic platform for trading of U.S. Treasuries and Nasdaq Futures, Inc., or NFX, a U.S. based energy derivatives market which offers cash settled energy derivatives based on key energy benchmarks including oil, natural gas and U.S. power.

Through our acquisition of Chi-X Canada ATS Limited, or Chi-X Canada, in February 2016, we also operate two Canadian markets for the trading of Canadian-listed securities. Effective June 1, 2016, we changed the name of Chi-X Canada to Nasdaq CXC Limited, or Nasdaq CXC. See “Acquisition of Nasdaq CXC,” of Note 4, “Acquisitions,” for further discussion of this acquisition.

In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Reykjavik (Iceland), as well as the clearing operations of Nasdaq Clearing. We also operate exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as Nasdaq Baltic. Collectively, Nasdaq Nordic and Nasdaq Baltic offer trading in cash equities and depository receipts, warrants, convertibles, rights, fund units and exchange traded funds as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Through Nasdaq First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies.

In addition, Nasdaq Commodities operates a power derivatives exchange regulated in Norway and a European carbon exchange. In the U.K., we operate Nasdaq NLX, a London-based multilateral trading venue that offers a range of both short-term interest rate and long-term interest rate euro- and sterling-based listed derivative products.

Through our Trade Management Services business, we provide market participants with a wide variety of alternatives for connecting to and accessing our markets via a number of different protocols used for quoting, order entry, trade reporting, DROP functionality and connectivity to various data feeds. We also provide co-location services to market participants, whereby firms may lease cabinet space and power to house their own equipment and servers within our data center. Our broker services operations offer technology and customized securities administration solutions to financial participants in the Nordic market.

Listing Services

Our Listing Services segment includes our U.S. and European Listing Services businesses. We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The NASDAQ Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges. Our Listing Services segment also includes The NASDAQ Private Market, LLC, or NPM, and SecondMarket Solutions, Inc., or SecondMarket, which provide services for private growth companies.

As of September  30, 2016, The NASDAQ Stock Market was home to 2,872 listed companies with a combined market capitalization of approximately $8.8 trillion, and in Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 875 listed companies with a combined market capitalization of approximately $1.3 trillion.

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

Our Index Licensing and Services business develops and licenses Nasdaq branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. As of September  30, 2016, we had 289 ETPs licensed to Nasdaq’s indexes which had over $118 billion of assets under management, or AUM.

Technology Solutions

Our Technology Solutions segment includes our Corporate Solutions and Market Technology businesses.

Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges. We help organizations manage the two-way flow of information with their key constituents, including their board members and investors, and with clients and the public through our suite of advanced technology, analytics, and consultative services. Our Corporate Solutions business primarily offers products to serve the following key areas: investor relations, public relations, multimedia solutions, and governance. We currently have approximately 18,000 Corporate Solutions clients.

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

Nasdaq’s income tax provision was $68 million in the third quarter of 2016 and $208 million in the first nine months of 2016 compared with $68 million in the third quarter of 2015 and $132 million in the first nine months of 2015. The overall effective tax rate was 34.2% in the third quarter of 2016 and 38.4% in the first nine months of 2016 compared with 33.0% in the third quarter of 2015 and 32.1% in the first nine months of 2015. The higher effective tax rate in the third quarter and first nine months of 2016 when compared with the same periods in 2015 is primarily due to an unfavorable ruling from the Finnish Supreme Administrative Court. See below for further discussion. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.

Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2011 through 2015 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2014 and we are subject to examination for the year 2015. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2008 through 2015. Although the results of such examinations may have an impact on our unrecognized tax benefits, we do not anticipate that such impact will be material to our consolidated financial position or results of operations. In addition, we anticipate that the amount of unrecognized tax benefits at September 30, 2016 will significantly decrease in the next twelve months as we expect to settle certain tax audits.

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

From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Because this legislation is unclear with regard to our ability to continue to claim such interest deductions, Nasdaq filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. In June 2014, we received an unfavorable ruling from the Swedish Tax Council for Advance Tax Rulings. We appealed this ruling to the Swedish Supreme Administrative Court; however the Swedish Supreme Administrative Court denied our request for a ruling based on procedural requirements. In the third quarter of 2015, we received a notice from the Swedish Tax Agency that interest deductions for the year 2013 have been disallowed. In October 2016, we received a notice from the Swedish Tax Agency that interest deductions for the year 2014 have been disallowed. We will appeal to the Swedish Lower Administrative Court and continue to expect a favorable decision. Since January 1, 2013, we have recorded tax benefits of $48 million associated with this matter.  We continue to pay all assessments from the Swedish Tax Agency while this matter is pending. If the Swedish Courts agree with our position we will receive a refund of all paid assessments; if the Swedish Courts disagree with our position, we will record tax expense of $39 million, or $0.23 per diluted share, which is gross of any related U.S. tax benefits and reflects the impact of foreign currency translation, and we will pay any associated tax for which we have not been assessed by the Swedish Tax Agency. We expect to record recurring quarterly tax benefits of $1 million to $2 million with respect to this matter for the foreseeable future.

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

Recently Adopted Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Income Taxes In November 2015, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2015-17, “Balance Sheet Classification of Deferred Taxes.”

This ASU eliminates the current requirement to present deferred tax liabilities and assets as current and non-current in a classified balance sheet. Instead, Nasdaq is required to classify all deferred tax liabilities and assets as non-current.

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

Business Combinations In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments.”

This ASU eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. This guidance requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amounts are determined. In addition, the amendments in this guidance require an entity to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.

		We adopted this new standard on January 1, 2016.	None.

Recently Announced Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Statement of Cash Flows In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments.”

This ASU addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows with the objective of reducing existing diversity in practice with respect to these items. These  items include debt prepayments or debt extinguishment costs, payments of contingent consideration after a business combination, and distributions from equity method investees, among others.

January 1, 2018, with early adoption permitted.

The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case we would be required to apply the amendments prospectively as of the earliest date practicable. We do not anticipate a material impact on our consolidated financial statements at the time of adoption of this new standard.

Financial Instruments – Credit Losses In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.”

This ASU changes the impairment model for certain financial instruments. The new model is a forward looking expected loss model and will apply to financial assets subject to credit losses and measured at amortized cost and certain off-balance sheet credit exposures. This includes loans, held-to-maturity debt securities, loan commitments, financial guarantees and net investments in leases, as well as trade receivables. For available-for-sale debt securities with unrealized losses, credit losses will be measured in a manner similar to today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities.

	January 1, 2020, with early adoption as of January 1, 2019 permitted.	We are currently assessing the impact that this standard will have on our consolidated financial statements.
Compensation – Stock Compensation In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”

This ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This new guidance will require all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled, as opposed to additional paid-in-capital where it is currently recorded. This guidance will impact the calculation of our total diluted share count for the earnings per share calculation, as calculated under the treasury stock method. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting. All tax-related cash flows resulting from share-based payments are to be reported as operating activities on the statement of cash flows. In regards to forfeitures, Nasdaq can make a policy election to either estimate the number of awards that are expected to vest or account for forfeitures as they occur.

	January 1, 2017, with early adoption permitted.	We are currently assessing the impact that this standard will have on our consolidated financial statements.
Leases In February 2016, the FASB issued ASU 2016-02, “Leases.”

Under this ASU, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. Lessor accounting is largely unchanged.

	January 1, 2019, with early adoption permitted.	We are currently assessing the impact that this standard will have on our consolidated financial statements.
Financial Instruments – Overall In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”

This ASU requires that most equity investments be measured at fair value, with subsequent changes in fair value recognized in net income. Under this new guidance, Nasdaq will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available-for-sale in accumulated other comprehensive income within stockholders’ equity. This new standard does not change the guidance for classifying and measuring investments in debt securities and loans. This new guidance also impacts financial liabilities accounted for under the fair value option and affects the presentation and disclosure requirements for financial assets and liabilities.

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

January 1, 2018, with early adoption permitted.	We are currently assessing the impact that this standard will have on our consolidated financial statements, and have not yet selected a transition approach.

3. Restructuring Charges

2015 Restructuring Plan

During the first quarter of 2015, we performed a comprehensive review of our processes, businesses and systems in a company-wide effort to improve performance, cut costs, and reduce spending. As part of our 2015 restructuring plan,  we recognized net restructuring charges totaling $8 million for the three months ended September 30, 2015, $41 million for the nine months ended September 30, 2016 and $160 million for the nine months ended September 30, 2015.

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

The following table presents a summary of the 2015 restructuring plan charges in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2016	2015

	(in millions)	(in millions)
Rebranding of trade name	$-	$-	$119
Severance	2	22	23
Facilities-related	4	1	(3)
Asset impairments	-	8	15
Other	2	10	6
Total restructuring charges	$8	$41	$160

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

Severance

Severance, which includes other termination benefits and other associated costs in the table above related to workforce reductions of 4 positions across our organization for the three months ended September 30, 2015, 201 positions for the nine months ended September 30, 2016, and 224 positions for the nine months ended September  30, 2015.  In addition to reducing our workforce, we have relocated certain functions to lower cost locations and expect to continue hiring in these lower cost locations to support the business.

Facilities-related

The facilities-related charges in the table above primarily pertained to the consolidation of leased facilities.  The credit of $3 million for the nine months ended September 30, 2015 primarily pertained to the release of a previously recorded sublease loss reserve for part of the space we lease in New York, New York. In June 2015, as part of our real estate reorganization plans, management decided to occupy this space. Based on management’s decision, we released the sublease loss reserve recorded for this space which totaled $10 million.

Asset Impairments

Asset impairment charges of $8 million for the nine months ended September 30, 2016 and $15 million for the nine months ended September 30, 2015 primarily related to fixed assets and capitalized software that were retired during the respective period.

Other

Other charges in the table above primarily related to consultant costs, marketing costs associated with rebranding of the Nasdaq trade name, computer operation costs associated with the replacement of outdated technology, and various other miscellaneous costs.

Restructuring Reserve

The following table presents the changes in the restructuring reserve during the nine months ended September 30, 2016:

	Balance at December 31, 2015	Expense Incurred	Cash Payments	Balance at September 30, 2016

	(in millions)
Severance	$12	$22	$(15)	$19

As of September 30, 2016, the majority of the restructuring reserve is included in other current liabilities in the Condensed Consolidated Balance Sheets and will be paid during the next twelve months.

4. Acquisitions

2016 Acquisitions

We completed the following acquisitions in the first nine months of 2016. Financial results of each transaction are included in our Condensed Consolidated Statements of Income from the date of each acquisition.

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Acquired Intangible Assets	Goodwill

	(in millions)
ISE	$1,070	$(102)	$623	$549
Boardvantage	242	(17)	111	148
Marketwired	111	(6)	31	86
Nasdaq CXC	116	(14)	76	54

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

Exchange Registrations

The exchange registrations represent licenses that provide ISE with the ability to operate its option exchanges. Nasdaq views these intangible assets as a perpetual license to operate the exchanges so long as ISE meets its regulatory requirements. Nasdaq selected a variation of the income approach called the Greenfield Approach to value the exchange registrations. The Greenfield Approach refers to a discounted cash flow analysis that assumes the buyer is building the exchange from a start-up business to a normalized level of operations as of the acquisition date. This discounted cash flow model considers the required resources and eventual returns from the build-out of operational exchanges and the acquisition of customers, once the exchange registrations are obtained. The advantage of this approach is that it reflects the actual expectations that will arise from an investment in the registrations and it directly values the registrations. The Greenfield Approach relies on assumptions regarding projected revenues, margins, capital expenditures, depreciation, and working capital during the two year pre-trade phase, the 10 year ramp-up period, as well as the terminal period.

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

Acquisition of Boardvantage, Inc.

In May 2016, we acquired Boardvantage for $242 million ($197 million in cash paid plus $45 million in working capital adjustments, which primarily includes cash acquired). With Boardvantage, we acquired a leading provider of collaboration and meeting productivity tools for boards of directors and executive leadership teams. This acquisition expanded our Corporate Solutions governance business within our Technology Solutions segment where it will be integrated with the Directors Desk business. We acquired net assets, at fair value, totaling $28 million and recorded a deferred tax liability of $46 million and a deferred tax asset of $1 million related to differences in the U.S. GAAP and tax basis of our investment in Boardvantage, resulting in total net liabilities acquired of $17 million.

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

Acquisition of Marketwired

In February 2016, we acquired Marketwired for $111 million ($109 million in cash paid plus $2 million in working capital adjustments). Marketwired is a global newswire operator and press release distributor. This acquisition expanded Nasdaq’s position as a leading global corporate solutions provider and Marketwired is being integrated with our public relations business. We acquired net liabilities, at fair value, totaling $1 million and recorded a deferred tax liability of  $10  million related to differences in the U.S. GAAP and tax basis of our investment in Marketwired, resulting in total net liabilities acquired of $11 million. In the second quarter of 2016, we recorded a measurement period adjustment of $5 million to the estimated fair value of deferred tax liabilities to reflect a revised assessment following the receipt of new information. The adjustment resulted in a decrease to both net liabilities acquired and goodwill. The measurement period adjustment was recorded as a revision in our second quarter 2016 Condensed Consolidated Balance Sheets. The adjustment did not result in an impact to our Condensed Consolidated Statements of Income.  Marketwired is part of our Corporate Solutions business within our Technology Solutions segment.

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

Acquisition of Nasdaq CXC

In February 2016, we acquired Nasdaq CXC for $116 million ($115 million in cash paid plus $1 million in working capital adjustments). With this acquisition, Nasdaq offers two Canadian markets for the trading of Canadian-listed securities. This acquisition expanded Nasdaq’s cash equity trading business in North America.  We acquired net assets, at fair value, totaling $6 million and recorded a deferred tax liability of $20 million related to differences in the U.S. GAAP and tax basis of our investment in Nasdaq CXC, resulting in total net liabilities acquired of $14 million. Nasdaq CXC is part of our Market Services segment and our Data Products business within our Information Services segment.

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

Acquisition of Full Ownership of The NASDAQ Private Market, LLC and Acquisition of SecondMarket

In October 2015, we acquired full ownership of NPM following the acquisition of the minority stake that was previously held by a third party. In addition, through NPM, we acquired SecondMarket, a recognized innovator in facilitating liquidity for private company securities. The additional ownership interest in NPM and SecondMarket were purchased for an immaterial amount. NPM and SecondMarket are part of our Listing Services segment.

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

5. Goodwill and Acquired Intangible Assets

Goodwill

The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2016:

	Market Services	Listing Services	Information Services	Technology Solutions		Total

	(in millions)
Balance at December 31, 2015	$2,941	$112	$1,823	$519		$5,395
Goodwill acquired	549	-	54	234	(1)	837
Foreign currency translation adjustment	(5)	(2)	(14)	(5)		(26)
Balance at September 30, 2016	$3,485	$110	$1,863	$748		$6,206

__________________

(1)	Includes a $5 million measurement period adjustment related to our acquisition of Marketwired. See “Acquisition of Marketwired,” of Note 4, “Acquisitions,” for further discussion.

The goodwill acquired for Market Services and Information Services shown above relates to our acquisitions of ISE and Nasdaq CXC, and the goodwill acquired for Technology Solutions shown above relates to our acquisitions of Boardvantage and Marketwired. See “2016 Acquisitions,” of Note 4, “Acquisitions,” for further discussion.

As of September 30, 2016, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $860 million, of which $533 million is related to our acquisition of certain assets and assumption of certain liabilities of the eSpeed business, or eSpeed, $242 million is related to our acquisition of the Investor Relations, Public Relations and Multimedia Solutions businesses of Thomson Reuters, and $85 million is related to  other acquisitions.

Goodwill represents the excess of the purchase price over the value assigned to the net tangible and identifiable intangible assets of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the nine months ended September 30, 2016 and 2015; however, events such as economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Acquired Intangible Assets

The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	September 30, 2016				December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life

	(in millions)			(in years)	(in millions)			(in years)
Finite-Lived Intangible Assets
Technology	$38	$(22)	$16	5	$39	$(23)	$16	5
Customer relationships	1,394	(442)	952	18	1,038	(387)	651	20
Other	7	(5)	2	6	5	(4)	1	9
Foreign currency translation adjustment	(131)	46	(85)		(138)	43	(95)
Total finite-lived intangible assets	$1,308	$(423)	$885		$944	$(371)	$573

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$-	$1,257		$790	$-	$790
Trade names	708	-	708		700	-	700
Licenses	52	-	52		51	-	51
Foreign currency translation adjustment	(162)	-	(162)		(155)	-	(155)
Total indefinite-lived intangible assets	$1,855	$-	$1,855		$1,386	$-	$1,386
Total intangible assets	$3,163	$(423)	$2,740		$2,330	$(371)	$1,959

Amortization expense for purchased finite-lived intangible assets was $23 million for the three months ended September 30, 2016, $15 million for the three months ended September 30, 2015, $59 million for the nine months ended September 30, 2016 and $46 million for the nine months ended September 30, 2015.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $85 million as of September 30, 2016) of acquired finite-lived intangible assets as of September 30, 2016 is as follows:

(in millions)
2016(1)	$25
2017	94
2018	90
2019	76
2020	75
2021 and thereafter	610
Total	$970

(1)        Represents the estimated amortization expense to be recognized for the remaining three months of 2016.

6. Investments

Trading Securities

Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $238 million as of September 30, 2016 and $189 million as of December 31, 2015. These securities are primarily comprised of highly rated European government debt securities, of which $183 million as of September 30, 2016 and $166 million as of December 31, 2015, are assets utilized to meet regulatory capital requirements primarily for our clearing operations at Nasdaq Clearing.

Available-for-Sale Investment Securities

Available-for-sale investment securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were $12 million as of December 31, 2015. These securities are primarily comprised of short-term commercial paper. As of December 31, 2015, the cumulative unrealized gains and losses on these securities were immaterial.

Equity Method Investments

The carrying amounts of our equity method investments totaled $135 million as of September 30, 2016 and $72 million as of December 31, 2015 and are included in other non-current assets in the Condensed Consolidated Balance Sheets. Our equity method investments primarily included equity interests in The Options Clearing Corporation, or OCC, EuroCCP N.V. and The Order Machine, or TOM. The increase in our equity method investments as of September 30, 2016 compared with December 31, 2015 is primarily due to the inclusion of an additional 20.0% ownership interest in OCC, which we acquired in connection with our acquisition of ISE on June 30, 2016, bringing our total ownership interest in OCC to 40.0% as of September 30, 2016.

Net income recognized from our equity interest in the earnings and losses of these equity method investments was $2 million for both the three months ended September 30, 2016 and September 30, 2015,  $6 million for the nine months ended September 30, 2016, and $16 million for the nine months ended September 30, 2015. The decrease in the first nine months of 2016 compared with the same period in 2015 is primarily due to income recognized from our equity method investment in OCC in 2015. We were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when OCC’s financial statements were made available to us. As a result, we recorded other income of $13 million in March 2015 relating to our share of OCC’s income for the year ended December 31, 2014. This income is included in net income from unconsolidated investees in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2015.

 Cost Method Investments

The carrying amount of our cost method investments totaled $147 million as of September 30, 2016 and $132 million as of December 31, 2015 and is included in other non-current assets in the Condensed Consolidated Balance Sheets. Our cost method investments primarily represent our 5% ownership interest in Borsa Istanbul and our 5% ownership interest in LCH.Clearnet Group Limited, or LCH.

The Borsa Istanbul shares, which were issued to us in the first quarter of 2014, are part of the consideration to be received under a market technology agreement. This investment has a cost basis of $75 million which is guaranteed to us via a put option negotiated as part of the market technology agreement.

7. Deferred Revenue

Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the nine months ended September  30, 2016 and 2015 are reflected in the following table:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

	(in millions)
Balance at January 1, 2016	$59	$53	$16	$199	$327
Additions(1)	9	10	327	384	730
Amortization(1)	(13)	(22)	(275)	(343)	(653)
Translation adjustment	-	-	-	3	3
Balance at September 30, 2016	$55	$41	$68	$243	$407

Balance at January 1, 2015	$54	$78	$13	$247	$392
Additions(1)	15	8	244	324	591
Amortization(1)	(12)	(27)	(190)	(364)	(593)
Translation adjustment	-	-	(2)	(13)	(15)
Balance at September 30, 2015	$57	$59	$65	$194	$375

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

At September 30, 2016, we estimate that our deferred revenue, which is primarily listing services and technology solutions revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Technology Solutions Revenues(2)	Total

(in millions)
Fiscal year ended:

2016(1)	$4	$6	$65	$46	$121
2017	15	20	3	75	113
2018	14	10	-	41	65
2019	11	4	-	37	52
2020	7	1	-	33	41
2021 and thereafter	4	-	-	11	15
	$55	$41	$68	$243	$407

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining three months of 2016.
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

8. Debt Obligations

The following table presents the changes in the carrying amount of our debt obligations during the nine months ended September 30, 2016:

	December 31, 2015	Additions	Payments, Accretion and Other	September 30, 2016

	(in millions)
5.55% senior unsecured notes due January 15, 2020 (1)	$597	$-	$1	$598
5.25% senior unsecured notes due January 16, 2018 (1)	368	-	1	369
3.875% senior unsecured notes due June 7, 2021 (1)	646	-	24	670
4.25% senior unsecured notes due June 1, 2024 (1)	495	-	-	495
1.75% senior unsecured notes due May 19, 2023 (1)	-	664	1	665
3.85% senior unsecured notes due June 30, 2026 (1)	-	495	-	495
$400 million senior unsecured term loan facility due November 25, 2019 (average interest rate of 1.97% for the period March 17, 2016 through September 30, 2016)(2)	-	399	-	399
$750 million revolving credit commitment due November 25, 2019 (average interest rate of 1.63% for the period January 1, 2016 through September 30, 2016)(2)	258	878	(1,118)	18
Total debt obligations	2,364	2,436	(1,091)	3,709
Less current portion	-	(20)	-	(20)
Total long-term debt obligations	$2,364	$2,416	$(1,091)	$3,689

(1)	See “Senior Unsecured Notes” below for further discussion.
(2)	See “2016 Credit Facility” and “2014 Credit Facility” below for further discussion.

Senior Unsecured Notes

Our senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount. As of September 30, 2016, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable note. Our senior unsecured notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations and they are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.

5.55% Senior Unsecured Notes

In January 2010, Nasdaq issued $600 million aggregate principal amount of 5.55% senior unsecured notes due January 15, 2020, or the 2020 Notes. The 2020 Notes pay interest semiannually at a rate of 5.55% per annum until January 15, 2020.

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

3.875% Senior Unsecured Notes

In June 2013, Nasdaq issued €600 million aggregate principal amount of 3.875% senior unsecured notes due June 7, 2021, or the 2021 Notes. The 2021 Notes pay interest annually at a rate of 3.875% per annum until June 7, 2021 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 5.875%.  Upon a change of control triggering event (as defined in the indenture), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.

The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange rate risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $24 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of September 30, 2016.

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

1.75% Senior Unsecured Notes

In May 2016, Nasdaq issued  €600 million aggregate principal amount of 1.75% senior unsecured notes due May 19, 2023, or the 2023 Notes. We used the net proceeds from the 2023 Notes and the 2026 Notes, as defined below, to fund our acquisition of ISE. See “Acquisition of International Securities Exchange,” of Note 4, “Acquisitions,” for further discussion of the ISE acquisition.

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

The 2023 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange rate risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $1 million noted in the “Payments, Accretion and Other” column in the table above reflects the translation of the 2023 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of September 30, 2016.

3.85% Senior Unsecured Notes

In June 2016, Nasdaq issued  $500 million aggregate principal amount of 3.85% senior unsecured notes due June 30, 2026, or the 2026 Notes. We used the net proceeds from the 2023 Notes and the 2026 Notes to fund our acquisition of ISE. See “Acquisition of International Securities Exchange,” of Note 4, “Acquisitions,” for further discussion of the ISE acquisition.

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

Credit Facilities

As of September 30, 2016, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable credit facility. Nasdaq is permitted to repay borrowings under our credit facilities at any time in whole or in part, without penalty. We are also required to repay loans outstanding under our credit facilities with net cash proceeds from sales of property and assets of Nasdaq and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to specified exceptions and thresholds.

2016 Credit Facility

In March 2016,  Nasdaq entered into a credit agreement which provides for a $400 million senior unsecured term loan facility which matures on November 25, 2019, or the 2016 Credit Facility. In March 2016, loans in an aggregate principal amount of $400 million were drawn under the 2016 Credit Facility and the net proceeds were used to partially repay amounts outstanding under the revolving credit commitment of the 2014 Credit Facility, as discussed and defined below.

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

2014 Credit Facility

In November 2014, Nasdaq entered into a $750 million senior unsecured five-year credit facility which matures on November 25, 2019, or the 2014 Credit Facility. The 2014 Credit Facility consists of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). During the first nine months of 2016, we borrowed $878 million under the revolving credit commitment of the 2014 Credit Facility, of which $361 million was used to partially fund our acquisitions of Nasdaq CXC, Marketwired and Boardvantage, and $517 million was used for general corporate purposes.  See “2016 Acquisitions,” of Note 4, “Acquisitions,” for further discussion of the Nasdaq CXC, Marketwired and Boardvantage acquisitions. During the first nine months of 2016, we used the net proceeds from our 2016 Credit Facility and cash on hand to repay $1,118 million under the revolving credit commitment of the 2014 Credit Facility.

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

Other Credit Facilities

In addition to the revolving credit commitment under our 2014 Credit Facility discussed above, we have credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Credit facilities, which are available in multiple currencies, totaled $181 million at September 30, 2016 and $202 million at December 31, 2015 in available liquidity, none of which was utilized.

Debt Covenants

At September 30, 2016, we were in compliance with the covenants of all of our debt obligations.

9. Employee Benefits

U.S. Defined-Benefit Pension and Supplemental Executive Retirement Plans

We maintain non-contributory, defined-benefit pension plans, non-qualified supplemental executive retirement plans, or SERPs, for certain senior executives and post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the Nasdaq Benefit Plans.

Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. As such, net periodic benefit cost was immaterial for both the three and nine months ended September 30, 2016 and 2015.

Non-U.S. Benefit Plans

Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. These costs are included in compensation and benefits expense in the Condensed Consolidated Statements of Income and were $4 million for both the three months ended September 30, 2016 and 2015 and $13 million for both the nine months ended September 30, 2016 and 2015.

U.S. Defined Contribution Savings Plan

We sponsor a voluntary defined contribution savings plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $3 million for both the three months ended September 30, 2016 and 2015 and $8 million for both the nine months ended September 30, 2016 and 2015.

Employee Stock Purchase Plan

We have an employee stock purchase plan, or ESPP, under which approximately 2.4 million shares of our common stock have been reserved for future issuance as of September 30, 2016.

Our ESPP allows eligible U.S. and non-U.S. employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $1 million for both the three months ended September 30, 2016 and 2015 and $3 million for both the nine months ended September 30, 2016 and 2015.

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

We also have a performance-based long-term incentive program for our chief executive officer, presidents, executive vice presidents and senior vice presidents that focuses on total shareholder return, or TSR. This program represents 100% of our chief executive officer’s, presidents’ and executive vice presidents’ long-term stock-based compensation and 50% of our senior vice presidents’ long-term stock-based compensation. Under the program, each individual receives PSUs with a three-year cumulative performance period that vest at the end of the performance period. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the Standard & Poor’s 500 Index. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0% and 200% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the TSR program using the Monte Carlo simulation model, as these awards contain a market condition. The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the TSR program during the nine months ended September  30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015

Weighted-average risk free interest rate	0.84%	0.81%
Expected volatility(1)	21.0%	21.5%
Weighted-average grant date share price	$66.36	$50.93
Weighted-average fair value at grant date	$93.25	$63.99

(1)

We use historic volatility for PSU awards issued under the TSR program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the TSR program.

In addition, the annual dividend assumption utilized in the Monte Carlo simulation model is based on Nasdaq’s dividend yield at the date of the grant.

Summary of 2016 Equity Awards

In March 2016, we granted restricted stock to most active employees. During the first nine months of 2016, certain officers received grants of 510,486 PSUs. Of these PSUs granted, 355,426 units are subject to the performance measures and vesting schedules of the TSR program as discussed above, and the remaining 155,060 units are subject to a one-year performance period and generally vest ratably on an annual basis from December 31, 2017 through December 31, 2019. See “Summary of Restricted Stock and PSU Activity” below for further discussion.

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

Common Shares Available Under Our Equity Plan

As of September 30, 2016, we had approximately 6.4 million shares of common stock authorized for future issuance under Nasdaq’s Equity Incentive Plan.

Summary of Share-Based Compensation Expense

The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2016 and 2015 in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions)		(in millions)
Share-based compensation expense before income taxes	$19	$17	$55	$49
Income tax benefit	(8)	(7)	(23)	(20)
Share-based compensation expense after income taxes	$11	$10	$32	$29

Summary of Restricted Stock and PSU Activity

The following table summarizes our restricted stock and PSU activity for the nine months ended September 30, 2016:

	Restricted Stock			PSUs
	Number of Awards		Weighted-Average Grant Date Fair Value	Number of Awards		Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2016	3,343,738		$35.36	1,863,685		$47.57
Granted	697,279	(1)	62.91	1,004,143	(2)	64.82
Vested	(1,229,562)		27.83	(888,718)		43.81
Forfeited	(225,961)		42.66	(44,609)		50.38
Unvested balances at September 30, 2016	2,585,494		$45.73	1,934,501		$58.23

(1)	Primarily reflects our company-wide equity grant issued in March 2016, as discussed above.
(2)	PSUs granted in 2016 reflect awards issued to certain officers, as described above.

At September 30, 2016,  $110 million of total unrecognized compensation cost related to restricted stock and PSUs is expected to be recognized over a weighted-average period of 1.6 years.

Summary of Stock Option Activity

The following table summarizes our stock option activity for the nine months ended September 30, 2016:

Number of Stock Options(1)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value

		(in years)	(in millions)

Outstanding at January 1, 2016	2,626,487	$27.74	2.63	$80
Exercised	(1,051,828)	33.77
Outstanding at September 30, 2016	1,574,659	$23.72	2.61	$69
Exercisable at September 30, 2016	1,574,659	$23.72	2.61	$69

(1)	No stock option awards were granted during the nine months ended September 30, 2016. All stock options were vested in 2014.

We received net cash proceeds of $14 million from the exercise of 424,361 stock options during the three months ended September 30, 2016 and received net cash proceeds of $36 million from the exercise of 1,051,828 stock options during the nine months ended September 30, 2016. We received net cash proceeds of $2 million from the exercise of 59,141 stock options during the three months ended September 30, 2015 and received net cash proceeds of $13 million from the exercise of 492,345 stock options during the nine months ended September 30, 2015. We present excess tax benefits from the exercise of stock options, if any, as financing cash flows.

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on September 30, 2016 of $67.54 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $67.54 as of  September 30, 2016, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of September 30, 2016 was 1.6 million.

As of September 30, 2015,  2.8 million outstanding stock options were exercisable and the weighted-average exercise price was $27.79.

The total pre-tax intrinsic value of stock options exercised was $14 million for the three months ended September 30, 2016, $1 million for the three months ended September 30, 2015, $36 million for the nine months ended September 30, 2016 and $12 million for the nine months ended September 30, 2015.

11. Nasdaq Stockholders’ Equity

Common Stock

At September 30, 2016, 300,000,000 shares of our common stock were authorized, 169,018,836 shares were issued and 165,198,693 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.

Common Stock in Treasury, at Cost

We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Most shares repurchased under our share repurchase program are retired and cancelled, and the remaining shares are available for general corporate purposes. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 3,820,143 shares of common stock in treasury as of September 30, 2016 and 2,917,464 shares as of December 31, 2015.

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

During the first nine months of 2016, we repurchased 1,547,778 shares of our common stock at an average price of $64.42, for an aggregate purchase price of $100 million. As discussed above in “Common Stock in Treasury, at Cost,” most shares repurchased under the share repurchase program are retired and cancelled, and the remaining shares are available for general corporate purposes. As of September 30, 2016, the remaining amount authorized for share repurchases under the program was $429 million.

Other Repurchases of Common Stock

During the nine months ended September 30, 2016, we repurchased 902,679 shares of our common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock.

Preferred Stock

Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At September 30, 2016 and December 31, 2015, no shares of preferred stock were issued or outstanding.

Cash Dividends on Common Stock

During the nine months ended September 30, 2016, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount(1)	Payment Date
			(in millions)

January 27, 2016	$0.25	March 14, 2016	$41	March 28, 2016
March 28, 2016	$0.32	June 10, 2016	$53	June 24, 2016
July 26, 2016	$0.32	September 16, 2016	$53	September 30, 2016

(1)	These amounts were recorded in retained earnings in the Condensed Consolidated Balance Sheets at September 30, 2016.

In October 2016, the board of directors declared a regular quarterly cash dividend of $0.32 per share on our outstanding common stock. The dividend is payable on December 30, 2016 to shareholders of record at the close of business on December 16, 2016. The estimated amount of this dividend is $53 million. The dividends declared in March 2016, July 2016 and October 2016 of $0.32 per share on our outstanding common stock reflect a 28% increase from our prior year’s quarterly cash dividends of $0.25. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

12. Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$131	$138	$333	$280
Denominator:
Weighted-average common shares outstanding for basic earnings per share	165,606,199	166,903,697	164,971,288	168,203,316
Weighted-average effect of dilutive securities:
Employee equity awards	2,898,633	3,556,065	3,355,780	3,514,960
Contingent issuance of common stock(1)	992,247	992,247	333,163	334,384
Weighted-average common shares outstanding for diluted earnings per share	169,497,079	171,452,009	168,660,231	172,052,660
Basic and diluted earnings per share:
Basic earnings per share	$0.79	$0.83	$2.02	$1.66
Diluted earnings per share	$0.77	$0.80	$1.97	$1.63

(1)	See “Non-Cash Contingent Consideration,” of Note 15, “Commitments, Contingencies and Guarantees,” for further discussion.

Stock options to purchase 1,574,659 shares of common stock and 4,519,995 shares of restricted stock and PSUs were outstanding at September 30, 2016. For the three months ended September 30, 2016, we included all of the outstanding stock options and 4,135,696 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the nine months ended September 30, 2016, we included all of the outstanding stock options and 3,864,478 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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

The following table presents for each of the above hierarchy levels, our financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

	September 30, 2016
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$238	$238	$-	$-
Default fund and margin deposit investments(2)	1,865	1,324	541	-
Total	$2,103	$1,562	$541	$-

	December 31, 2015
	Total	Level 1	Level 2	Level 3

	(in millions)
Financial Assets Measured at Fair Value on a Recurring Basis
Financial investments, at fair value(1)	$201	$189	$12	$-
Default fund and margin deposit investments(2)	1,556	1,253	303	-
Total	$1,757	$1,442	$315	$-

(1)

As of September 30, 2016 and December 31, 2015, Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $183 million as of September 30, 2016 and $166 million as of December 31, 2015 are assets utilized to meet regulatory capital requirements, primarily for the clearing operations at Nasdaq Clearing. As of December 31, 2015, Level 2 financial investments, at fair value were primarily comprised of available-for-sale investment securities in short-term commercial paper.

(2)

Default fund and margin deposit investments include cash contributions invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated European, and to a lesser extent, U.S. government debt securities, time deposits or reverse repurchase agreements with highly rated government debt securities as collateral. Of the total balance of $3,323 million recorded in the Condensed Consolidated Balance Sheets as of September 30, 2016, $541 million of cash contributions have been invested in reverse repurchase agreements and $1,324 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities. The remainder of this balance is held in cash. Of the total balance of $2,228 million recorded in the Condensed Consolidated Balance Sheets as of December 31, 2015, $303 million of cash contributions have been invested in reverse repurchase agreements and $1,253 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities. The remainder of this balance is held in cash. See Note 14, “Clearing Operations,” for further discussion of default fund contributions and margin deposits.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of September 30, 2016 and December 31, 2015.

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

We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $4.0 billion at September 30, 2016 and $2.5 billion at December 31, 2015. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt is categorized as Level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

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

Default Fund Contributions and Margin Deposits

As of September 30, 2016, clearing member default fund contributions and margin deposits were as follows:

	September 30, 2016
	Cash Contributions(1)	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions(2)	$312	$109	$421
Margin deposits	3,011	3,597	6,608
Total	$3,323	$3,706	$7,029

(1)

As of September 30, 2016, in accordance with its investment policy, Nasdaq Clearing has invested cash contributions of $541 million in reverse repurchase agreements and $1,324 million in highly rated European, and to a lesser extent, U.S. government debt securities. The remainder of this balance is held in cash.

(2)

As of September 30, 2016, of the total contributions of $421 million, Nasdaq Clearing can utilize $332 million as capital resources in the event of a counterparty default. The remaining balance of $89 million pertains to member posted surplus balances.

Default Fund Contributions

Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated government debt securities, time deposits or reverse repurchase agreements with highly rated government debt securities as collateral. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the default funds, Nasdaq Clearing is also required to contribute capital to the default funds and overall regulatory capital as specified under its clearinghouse rules. As of September 30, 2016,  Nasdaq Clearing committed capital totaling $142 million to the member sponsored default funds and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.

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

As mentioned above, Nasdaq Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of September 30, 2016.

The market value of derivative contracts outstanding prior to netting was as follows:

September 30, 2016
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$904
Fixed-income options and futures(1)(2)	988
Stock options and futures(1)(2)	192
Index options and futures(1)(2)	140
Total	$2,224

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

The total number of derivative contracts cleared through Nasdaq Clearing for the nine months ended September 30, 2016 and 2015 was as follows:

	September 30, 2016	September 30, 2015
Commodity and seafood options, futures and forwards(1)	2,548,090	2,371,252
Fixed-income options and futures	10,656,778	14,739,280
Stock options and futures	22,012,777	25,106,934
Index options and futures	38,389,146	37,273,603
Total	73,606,791	79,491,069

(1)	The total volume in cleared power related to commodity contracts was 1,197 Terawatt hours (TWh) for the nine months ended September 30, 2016 and 1,077 TWh for the nine months ended September 30, 2015.

The outstanding contract value of resale and repurchase agreements was $6.3 billion as of September 30, 2016 and $5.9 billion as of September 30, 2015. The total number of resale and repurchase contracts cleared was 6,027,419 for the nine months ended September 30, 2016 and was 5,899,287 for the nine months ended September 30, 2015.

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

Liability Waterfall

The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by Nasdaq Clearing, which totaled $19 million at September 30, 2016;
•	a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•

specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of both the clearing members and Nasdaq Clearing on a pro-rata basis;

•	senior capital contributed to each specific market by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $52 million at September 30, 2016; and
•	mutualized default fund, which includes capital contributions of both the clearing members and Nasdaq Clearing on a pro-rata basis.

If additional funds are needed after utilization of the mutualized default fund, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.

15. Commitments, Contingencies and Guarantees

Guarantees Issued and Credit Facilities Available

In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $14 million at September 30, 2016 and $13 million at December 31, 2015.  As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,”  at  September 30, 2016, credit facilities, which are available in multiple currencies, totaled $181 million in available liquidity, none of which was utilized. At December 31, 2015, credit facilities, which are available in multiple currencies, totaled $202 million in available liquidity, none of which was utilized.

Execution Access, LLC is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald & Co. As of September 30, 2016, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor

Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Other Guarantees

We have provided other guarantees of $3 million as of September 30, 2016 and $11 million at December 31, 2015. These guarantees are primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain market technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.

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

Escrow Agreements

In connection with prior acquisitions, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. At September 30, 2016, these escrow agreements provide for future payment of $32 million and are included in other current liabilities in the Condensed Consolidated Balance Sheets.

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

We also are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. We filed a motion to dismiss the amended complaint on November 3, 2014. In response, the plaintiffs filed a second amended complaint on November 24, 2014, which names the same defendants and alleges essentially the same violations. We then filed a motion to dismiss the second amended complaint on January 23, 2015. On August 26, 2015, the district court entered an order dismissing the second amended complaint in its entirety with prejudice, concluding that most of the plaintiffs’ theories were foreclosed by absolute immunity and in any event that the plaintiffs failed to state any claim. The plaintiffs have appealed the judgment of dismissal to the United States Court of Appeals for the Second Circuit. The Second Circuit heard oral argument on August 24, 2016. On August 25, 2016, the Second Circuit issued an order requesting the SEC’s views on whether the district court had subject-matter jurisdiction over the case, and whether the defendants are immune from suit regarding the challenged conduct. Given the preliminary nature of the proceedings, and particularly the fact that the complaints have been dismissed, we are unable to estimate what, if any, liability may result from this litigation. However, we believe (as the district court concluded) that the claims are without merit and will continue to litigate vigorously.

In addition, we were named as one of many exchange defendants in Lanier v. BATS Exchange Inc., et al., 14 Civ. 3745 (S.D.N.Y.), Lanier v. BATS Exchange Inc., et al., 14 Civ. 3865 (S.D.N.Y.), and Lanier v. Bats Exchange Inc., 14 Civ. 3866 (S.D.N.Y.), which were filed between May 23, 2014 and May 30, 2014 in the United States District Court for the Southern District of New York. The plaintiff is the same in each of these cases, and the three complaints contain substantially similar allegations. On behalf of a putative class of subscribers for market data provided by national exchanges, the plaintiff alleges that the exchanges provided data more quickly to certain market participants than to others, supposedly in breach of the exchanges’ plans for dissemination of market data and subscriber agreements executed under those plans. The complaint asserts contractual theories under state law based on these alleged breaches. On September 29, 2014, we filed a motion to dismiss the complaints. On April 28, 2015, the district court entered an order dismissing the complaints in their entirety with prejudice, concluding that they are foreclosed by the Exchange Act and in any event do not state a claim under the contracts. The plaintiff appealed the judgment of dismissal to the United States Court of Appeals for the Second Circuit. On September 23, 2016, the Second Circuit issued an opinion affirming the district court’s dismissal of all three complaints, concluding that many of plaintiff’s claims were preempted, that plaintiff failed to state a claim for breach of contract, and that, insofar as plaintiff alleged that the exchanges’ implementation or operation of the NMS Plans violates the Exchange Act, plaintiff was required to exhaust his administrative remedies before the SEC. Plaintiff filed a petition for panel or en banc rehearing before the Second Circuit on October 7, 2016, in one of the three appeals. As of October 26, 2016, the Second Circuit has not taken any action on the petition. Given the preliminary nature of the proceedings, and particularly the fact that the complaints have been dismissed, we are unable to estimate what, if any, liability may result from this litigation. However, we believe (as the district court and the Second Circuit concluded) that the claims are without merit and intend to continue to litigate vigorously if the petition for rehearing is granted.

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

Our management allocates resources, assesses performance and manages these businesses as four separate segments. We evaluate the performance of our segments based on several factors, of which the primary financial measure is operating income. Results of individual businesses are presented based on our management accounting practices and structure. Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s operating performance. For the three and nine months ended September 30, 2016, the following items are allocated to corporate items for segment reporting purposes:

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

The following table presents certain information regarding our operating segments for the three and nine months ended September 30, 2016 and 2015.

	Market Services	Listing Services	Information Services	Technology Solutions	Corporate Items and Eliminations	Consolidated
	(in millions)
Three Months Ended September 30, 2016
Total revenues	$557	$68	$137	$167	$-	$929
Transaction-based expenses	(344)	-	-	-	-	(344)
Revenues less transaction-based expenses	213	68	137	167	-	585
Operating income (loss)(1)	$114	$31	$97	$30	$(39)	$233
Three Months Ended September 30, 2015
Total revenues	$542	$66	$132	$131	$-	$871
Transaction-based expenses	(342)	-	-	-	-	(342)
Revenues less transaction-based expenses	200	66	132	131	-	529
Operating income (loss)(2)	$109	$29	$96	$19	$(22)	$231
Nine Months Ended September 30, 2016
Total revenues	$1,661	$202	$405	$464	$-	$2,732
Transaction-based expenses	(1,054)	-	-	-	-	(1,054)
Revenues less transaction-based expenses	607	202	405	464	-	1,678
Operating income (loss)(3)	$332	$88	$290	$75	$(159)	$626
Nine Months Ended September 30, 2015
Total revenues	$1,561	$196	$385	$396	$-	$2,538
Transaction-based expenses	(984)	-	-	-	-	(984)
Revenues less transaction-based expenses	577	196	385	396	-	1,554
Operating income (loss)(4)	$310	$86	$277	$52	$(250)	$475

(1)	Corporate items and eliminations for the three months ended September 30, 2016 primarily include:
•	amortization expense of acquired intangible assets of $23 million; and
•	merger and other strategic initiatives costs of $12 million primarily related to our acquisition of ISE.

(2)	Corporate items and eliminations for the three months ended September 30, 2015 include:
•	amortization expense of acquired intangible assets of $15 million;

•	restructuring charges of $8 million. See Note 3, “Restructuring Charges,” for further discussion; and
•	merger and other strategic initiatives costs of $4 million primarily related to certain strategic initiatives and our acquisition of DWA, partially offset by;
•	insurance recovery of $5 million.
(3)	Corporate items and eliminations for the nine months ended September 30, 2016 primarily include:
•	amortization expense of acquired intangible assets of $59 million;
•	restructuring charges of $41 million. See Note 3, “Restructuring Charges,” for further discussion; and
•	merger and other strategic initiatives costs of $56 million primarily related to our acquisition of ISE.
(4)	Corporate items and eliminations for the nine months ended September 30, 2015 primarily include:
•	restructuring charges of $160 million. See Note 3, “Restructuring Charges,” for further discussion;
•	amortization expense of acquired intangible assets of $46 million;
•	special legal expenses of $26 million, which is net of a $5 million insurance recovery;
•	reversal of VAT refund receivables no longer deemed collectible of $12 million; and
•	merger and other strategic initiatives costs of $7 million primarily related to certain strategic initiatives and our acquisition of DWA.

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

Business Overview

We are a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services across six continents. Our global offerings are diverse and include trading and clearing across multiple asset classes, trade management services, data products, financial indexes, capital formation solutions, corporate solutions and market technology products and services. Our technology powers markets across the globe, supporting equity derivative trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.

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

•

The demand for information about, or access to, our markets, which is dependent on the products we trade, our importance as a liquidity center, and the quality and pricing of our data and trade management services;

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

Currently our business drivers are defined by investors’ and companies’ increasingly cautious outlook about the pace of future global economic growth. The current consensus forecasts for gross domestic product growth for the United States is 1.5% in 2016 and 2.3% in 2017 and the Eurozone is 1.5% in 2016 and 1.3% in 2017. Forecasts for both regions have been experiencing downward revisions over the last year as the outlook for growth deteriorates with significant downward revisions for the Eurozone following Brexit. While we expect continued modest annual growth in many of our non-transaction businesses, we recognize that there are a number of significant structural and political issues continuing to impact the global economy. Consequently, sustained instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a more cautious outlook by the clients of our non-transaction businesses. Market volatility continued to decline through July 2016 following Brexit and remained relatively low in the third quarter of 2016 with increased volatility over the last few weeks of September 2016. As a result of this lower average market volatility, compared with higher average market volatility in the third quarter of 2015, our U.S. and European cash equity trading businesses and our European equity derivative business experienced decreases in trading volume. Although  volatility and market uncertainty in the first quarter of 2016 led to the worst quarter for the number of IPO listings since 2009, the pace of IPO pricing has improved somewhat in the second and third quarters of 2016. Additional impacts on our business drivers include the international enactment and implementation of new legislative and regulatory initiatives, the evolution of market participants’ trading and investment strategies, and the continued rapid progression and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for the third quarter of 2016 may be characterized as follows:

•

A slower pace of new equity issuance in the U.S. with 31 IPOs on The NASDAQ Stock Market in the third quarter of 2016, down from 35 in the third quarter of 2015. IPO activity in the Nordics was slightly lower in the third quarter of 2016 with 5 IPOs compared to 7 IPOs in third quarter of 2015 on the Nasdaq Nordic and Nasdaq Baltic exchanges;

•

Average daily matched equity options volume for all our U.S. options exchanges increased 44.8% in the third quarter of 2016 compared with the same period in 2015 primarily due to our acquisition of ISE. Overall average daily U.S. options volume decreased 13.8% while our combined matched market share for our U.S. options exchanges increased in the third quarter of 2016 by 15.9 percentage points, primarily due to our acquisition of ISE;

•

Matched share volume for all of our U.S. cash equity markets decreased by 19.5%, while average daily U.S. share volume decreased by 10.0% relative to the same period in 2015. Along with a decrease in matched share volumes on our U.S. equity exchanges, our market share has fallen from 18.8% in the third quarter of 2015 (NASDAQ 15.7%; Nasdaq BX 2.1%; Nasdaq PSX 1.0%) to 16.9% in the third quarter of 2016 (NASDAQ 13.4%; Nasdaq BX 2.6%; Nasdaq PSX 0.9%);

•	A 2.8% decline relative to the third quarter of 2015 in the average daily number of cash equity trades executed on our Nasdaq Nordic and Nasdaq Baltic exchanges;
•	An 11.4% decline relative to the third quarter of 2015 in the Swedish Krona value of cash equity transactions on our Nasdaq Nordic and Nasdaq Baltic exchanges;
•

A  34.9% decline in U.S. fixed income notional trading volume, a 37.0% decline in total average daily volume of Nordic and Baltic fixed income derivative contracts, and a 16.6%  decline in total cleared power contracts in the third quarter of 2016 compared with the same period in 2015;

•

A  13.1%  decline in the total average daily volume of options and futures contracts traded on our Nasdaq Nordic and Nasdaq Baltic exchanges relative to the third quarter of 2015 (including Finnish option contracts traded on EUREX Group);

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

Financial Summary

The following table summarizes our financial performance for the three and nine months ended September 30, 2016 when compared with the same periods in 2015. The comparability of our results of operations between reported periods is impacted by the acquisitions of Nasdaq CXC and Marketwired in  February 2016, Boardvantage in May 2016, and ISE in June 2016. See “2016 Acquisitions” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion.

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change

	(in millions, except per share amounts)			(in millions, except per share amounts)
Revenues less transaction-based expenses	$585	$529	10.6%	$1,678	$1,554	8.0%
Operating expenses	352	298	18.1%	1,052	1,079	(2.5)%
Operating income	233	231	0.9%	626	475	31.8%
Interest expense	37	28	32.1%	98	83	18.1%
Net income from unconsolidated investees	2	2	-	6	16	(62.5)%
Income before income taxes	199	206	(3.4)%	541	411	31.6%
Income tax provision	68	68	-	208	132	57.6%
Net income attributable to Nasdaq	$131	$138	(5.1)%	$333	$280	18.9%
Diluted earnings per share	$0.77	$0.80	(3.8)%	$1.97	$1.63	20.9%

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

The following summarizes significant changes in our financial performance for the three and nine months ended September 30, 2016 when compared with the same periods in 2015:

•

Revenues less transaction-based expenses increased  $56 million, or 10.6%, to $585 million in the third quarter of 2016, compared with $529 million in the same period in 2015, reflecting an operational increase in revenues of $55 million and a positive impact from foreign exchange of $1 million. The increase in operational revenues was primarily due to an:

•	increase in corporate solutions revenues of $22 million;
•	increase in equity derivative trading and clearing revenues less transaction-based expenses of $16 million;
•	increase in market technology revenues of $13 million;
•	increase in trade management services revenues of $10 million; and
•	increase in data products revenues of $6 million, partially offset by;
•	a decrease in cash equity trading revenues less transaction-based expenses of $8 million; and
•	a decrease in FICC revenues less transaction-based expenses of $5 million.

•

Revenues less transaction-based expenses increased $124 million, or 8.0%, to $1,678 million in the first nine months of 2016, compared with $1,554 million in the same period in 2015, reflecting an operational increase in revenues of $122 million and a positive impact from foreign exchange of $2 million. The increase in operational revenues was primarily due to an:

•	increase in corporate solutions revenues of $43 million;
•	increase in market technology revenues of $24 million;
•	increase in equity derivative trading and clearing revenues less transaction-based expenses of $20 million;
•	increase in data products revenues of $20 million;
•	increase in trade management services revenues of $18 million;
•	increase in listing services revenues of $6 million; and
•	increase in cash equity trading revenues less transaction-based expenses of $5 million, partially offset by;
•	a decrease in FICC revenues less transaction-based expenses of $14 million.

•

Operating expenses increased  $54 million, or 18.1%, to $352 million in the third quarter of 2016, compared with $298 million in the same period of 2015, reflecting an operational increase of $55 million and a favorable impact from foreign exchange of $1 million. The increase in operational expenses was primarily due to increases in compensation and benefits expense, depreciation and amortization expense, merger and strategic initiatives expense, general, administrative and other expense, and professional and contract services expense, partially offset by lower restructuring charges.

•

Operating expenses decreased  $27 million, or 2.5%, to $1,052 million in the first nine months of 2016, compared with $1,079 million in the same period of 2015, reflecting an operational decrease of $23 million and a favorable impact from foreign exchange of $4 million. The decrease in operational expenses was primarily due to lower restructuring charges and lower general, administrative and other expense, partially offset by higher merger and strategic initiatives expense, higher compensation and benefits expense and an increase in depreciation and amortization expense.

•

Income tax provision was flat in the third quarter of 2016 compared with the same period in 2015; however, the effective tax rate in the third quarter of 2016 increased compared to the same period in 2015, primarily due to the impact of an unfavorable tax ruling.

•

Income tax provision increased $76 million in the first nine months of 2016 compared with the same period in 2015, primarily due to an increase in income tax expense associated with an unfavorable tax ruling and an increase in tax expense due to higher income before income taxes.

These current and prior year items are discussed in more detail below.

Nasdaq’s Operating Results

Key Drivers

The following table includes key drivers for our Market Services, Listing Services, Information Services and Technology Solutions segments. In evaluating the performance of our business, our senior management closely watches these key drivers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Market Services
Equity Derivative Trading and Clearing
U.S. equity options
Total industry average daily volume (in millions)	13.8	16.0	14.4	14.9
Nasdaq PHLX Options Market matched market share	16.0%	15.8%	16.1%	16.6%
The NASDAQ Options Market matched market share	8.5%	6.7%	7.6%	7.6%
Nasdaq BX Options Market matched market share	0.8%	0.9%	0.9%	0.8%
Nasdaq ISE Options Market matched market share(1)	12.0%	-	12.0%	-
Nasdaq GMNI Options Market matched market share(1)	1.8%	-	1.8%	-
Nasdaq MCRY Options Market matched market share(1)	0.2%	-	0.2%	-
Total matched market share executed on Nasdaq's exchanges	39.3%	23.4%	38.6%	25.0%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume options and futures contracts(2)	291,410	335,361	391,884	378,383
Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	6.59	7.32	7.45	6.86
Matched share volume (in billions)	71.0	88.2	245.3	245.5
Matched market share executed on NASDAQ	13.4%	15.7%	14.1%	16.1%
Matched market share executed on Nasdaq BX	2.6%	2.1%	2.3%	1.9%
Matched market share executed on Nasdaq PSX	0.9%	1.0%	1.0%	1.0%
Total matched market share executed on Nasdaq's exchanges	16.9%	18.8%	17.4%	19.0%
Market share reported to the FINRA/NASDAQ Trade Reporting Facility	33.5%	31.0%	32.8%	31.7%
Total market share(3)	50.4%	49.8%	50.2%	50.7%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq's exchanges	394,181	405,614	447,928	423,093
Total average daily value of shares traded (in billions)	$4.4	$4.4	$5.1	$5.1
Total market share executed on Nasdaq's exchanges	62.4%	69.7%	62.9%	68.8%
Fixed Income and Commodities Trading and Clearing
Total U.S. fixed income
U.S. fixed income notional trading volume (in billions)	$4,816	$7,397	$16,039	$24,043
Nasdaq Nordic and Nasdaq Baltic fixed income
Total average daily volume fixed income contracts	73,422	116,563	88,276	109,867
Nasdaq commodities
Power contracts cleared (TWh)(4)	321	385	1,197	1,077
Listing Services
Initial public offerings
NASDAQ	31	35	66	111
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	5	7	38	55
Total new listings
NASDAQ(5)	79	80	199	202
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(6)	10	9	57	65

Number of listed companies
NASDAQ(7)	2,872	2,850	2,872	2,850
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(8)	875	835	875	835
Information Services
Number of licensed exchange traded products	289	210	289	210
ETP assets under management tracking Nasdaq indexes (in billions)(9)	$118	$103	$118	$103
Technology Solutions
Market Technology
Order intake (in millions)(10)	$49	$83	$140	$154
Total order value (in millions)(11)	$738	$738	$738	$738

(1)

For the three and nine months ended September 30, 2016, Nasdaq ISE Options Market, Nasdaq GMNI Options Market, and Nasdaq MCRY Options Market matched market share represents trading volume which commenced on June 30, 2016.

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

Segment Operating Results

The following table shows our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change

	(in millions)			(in millions)
Market Services	$557	$542	2.8%	$1,661	$1,561	6.4%
Transaction-based expenses	(344)	(342)	0.6%	(1,054)	(984)	7.1%
Market Services revenues less transaction-based expenses	213	200	6.5%	607	577	5.2%
Listing Services	68	66	3.0%	202	196	3.1%
Information Services	137	132	3.8%	405	385	5.2%
Technology Solutions	167	131	27.5%	464	396	17.2%
Total revenues less transaction-based expenses	$585	$529	10.6%	$1,678	$1,554	8.0%

Of our third quarter 2016 total revenues less transaction-based expenses of $585 million, 36.4% was from our Market Services segment, 11.6% was from our Listing Services segment, 23.4% was from our Information Services segment, and 28.6% was from our Technology Solutions segment. Of our third quarter 2015 total revenues less transaction-based expenses of $529 million, 37.8% was from our Market Services segment, 12.5% was from our Listing Services segment, 25.0% was from our Information Services segment and 24.7% was from our Technology Solutions segment.

Of our first nine months 2016 total revenues less transaction-based expenses of $1,678 million, 36.2% was from our Market Services segment, 12.0% was from our Listing Services segment, 24.1% was from our Information Services segment and 27.7% was from our Technology Solutions segment. Of our first nine months 2015 total revenues less transaction-based expenses of $1,554 million, 37.1% was from our Market Services segment, 12.6% was from our Listing Services segment, 24.8% was from our Information Services segment and 25.5% was from our Technology Solutions segment.

MARKET SERVICES

The following table shows total revenues, transaction-based expenses, and total revenues less transaction-based expenses from our Market Services segment:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
	(in millions)			(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$164	$109	50.5%	$368	$322	14.3%
Transaction-based expenses:
Transaction rebates	(90)	(53)	69.8%	(191)	(166)	15.1%
Brokerage, clearance and exchange fees(1)	(7)	(5)	40.0%	(17)	(16)	6.3%
Equity derivative trading and clearing revenues less transaction-based expenses	67	51	31.4%	160	140	14.3%

Cash Equity Trading Revenues(2)	302	349	(13.5)%	1,023	985	3.9%
Transaction-based expenses:
Transaction rebates	(171)	(202)	(15.3)%	(599)	(566)	5.8%
Brokerage, clearance and exchange fees(2)	(72)	(80)	(10.0)%	(231)	(232)	(0.4)%
Cash equity trading revenues less transaction-based expenses	59	67	(11.9)%	193	187	3.2%

Fixed Income and Commodities Trading and Clearing Revenues	22	25	(12.0)%	74	76	(2.6)%
Transaction-based expenses:
Transaction rebates	(4)	(1)	#	(14)	(1)	#
Brokerage, clearance and exchange fees	-	(1)	#	(2)	(3)	(33.3)%
Fixed income and commodities trading and clearing revenues less transaction-based expenses	18	23	(21.7)%	58	72	(19.4)%
Trade Management Services Revenues	69	59	16.9%	196	178	10.1%
Total Market Services revenues less transaction-based expenses	$213	$200	6.5%	$607	$577	5.2%

#     Denotes a variance greater than or equal to 100.0%.

(1)

Includes Section 31 fees of  $7  million in the third quarter of 2016, $5 million in the third quarter of 2015, $16 million in the first nine months of 2016 and $14 million in the first nine months of 2015. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

(2)

Includes Section 31 fees of $67 million in the third quarter of 2016,  $74 million in the third quarter of 2015, $215 million in the first nine months of 2016 and $213 million in the first nine months of 2015. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

Market services revenues less transaction-based expenses increased in the third quarter and first nine months of 2016 compared with the same periods in 2015. The increase in the third quarter of 2016 was primarily due to increases in equity derivative trading and clearing revenues less transaction-based expenses and trade management services revenues, partially offset by decreases in cash equity trading revenues less transaction-based expenses and FICC revenues less transaction-based expenses. The increase in the first nine months of 2016 was primarily due to increases in equity derivative trading and clearing revenues less transaction-based expenses, trade management services revenues and cash equity trading revenues less transaction-based expenses, partially offset by a decrease in FICC revenues less transaction-based expenses.

Equity Derivative Trading and Clearing Revenues

Equity derivative trading and clearing revenues and equity derivative trading and clearing revenues less transaction-based expenses  increased in the third quarter and first nine months of 2016. The increase in the third quarter of 2016 was primarily due to the inclusion of revenues from our acquisition of ISE in June 2016 and higher market share at The NASDAQ Options Market and Nasdaq PHLX Options Market, partially offset by lower industry trading volumes. The increase in the first nine months of 2016 was primarily due to the inclusion of revenues from our acquisition of ISE, partially offset by lower U.S. industry trading volumes and lower market share at Nasdaq PHLX Options Market.

Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses.  In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees.  Pass-through fees can increase or decrease due to rate changes by the SEC and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees were $7 million in the third quarter of 2016, $5 million in the third quarter of 2015, $16 million in the first nine months of 2016, and $14 million in the first nine months of 2015.  The increase in the third quarter and first nine months of 2016 was primarily due to the inclusion of Section 31 fees from our acquisition of ISE.

Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the third quarter and first nine months of 2016 compared with the same periods in 2015. The increase in the third quarter was primarily due to the inclusion of rebates associated with our acquisition of ISE and higher market share at The NASDAQ Options Market and Nasdaq PHLX Options Market, partially offset by lower industry trading volumes. The increase in the first nine months of 2016 was primarily due to the inclusion of rebates associated with our acquisition of ISE, partially offset by lower U.S. industry trading volumes and lower market share at Nasdaq PHLX Options Market.

Brokerage, clearance and exchange fees increased in the third quarter and first nine months of 2016 compared with the same periods in 2015 primarily due to higher Section 31 pass-through fees.

Cash Equity Trading Revenues

Cash equity trading revenues decreased in the third quarter of 2016 and increased in the first nine months of 2016 compared with the same periods in 2015. The decrease in the third quarter was primarily due to lower matched market share, lower industry trading volumes and lower Section 31 pass-through fee revenue, partially offset by the inclusion of revenues associated with our acquisition of Nasdaq CXC in February 2016. The increase in the first nine months of 2016 was primarily due to the inclusion of revenues associated with our acquisition of Nasdaq CXC and higher industry trading volumes, partially offset by a decrease in our overall U.S. and European matched market share.

Cash equity trading revenues less transaction-based expenses decreased in the third quarter of 2016 and increased in the first nine months of 2016 compared with the same periods in 2015. The decrease in the third quarter was primarily due to lower matched market share, lower industry trading volumes, and lower U.S. average net capture, partially offset by the inclusion of revenues associated with our acquisition of Nasdaq CXC. The increase in the first nine months was primarily due to higher industry trading volumes and the inclusion of revenues associated with our acquisition of Nasdaq CXC, partially offset by lower matched market share and lower U.S. average net capture.

Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees were $67 million in the third quarter of 2016, $74 million in the third quarter of 2015, $215 million in the first nine months of 2016 and $213 million in the first nine months of 2015. The decrease in the third quarter was primarily due to lower dollar value traded on Nasdaq’s trading systems.

For NASDAQ and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that removes the liquidity. These transaction rebates decreased in the  third quarter of 2016 compared with the same period in 2015 primarily due to lower overall U.S. matched market share and lower U.S. industry trading volumes, partially offset by the inclusion of rebates associated with our acquisition of Nasdaq CXC and an increase in rebate capture. The increase in first nine months of 2016 compared with the same period in 2015 was primarily due to higher U.S. industry trading volumes, the inclusion of rebates associated with our acquisition of Nasdaq CXC, and an increase in rebate capture, partially offset by lower overall U.S. matched market share.

Brokerage, clearance and exchange fees decreased in the third quarter and first nine months of 2016 compared with the same periods in 2015. The decrease in the third quarter was primarily due to a decrease in Section 31 pass-through fees.

FICC Revenues

FICC revenues and FICC revenues less transaction-based expenses decreased in the third quarter and first nine months of 2016 compared with the same periods in 2015. The decrease in the third quarter was primarily due to declines in U.S. fixed income and commodities revenues and the impact of trading incentives on NFX revenues. The decrease in the first nine months of 2016 was primarily due to the impact of NFX trading incentives and a decline in U.S. fixed income revenues, partially offset by higher commodities revenues.

FICC transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the third quarter and first nine months of 2016 compared with the same periods in 2015 primarily due to higher NFX trading incentives.

Trade Management Services Revenues

Trade management services revenues increased in the third quarter and first nine months of 2016 compared with the same periods in 2015 primarily due to the inclusion of revenues from our acquisition of ISE in June 2016 and an increase in customer demand for network connectivity.

LISTING SERVICES

The following table shows revenues from our Listing Services segment:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change

	(in millions)			(in millions)
Listing Services Revenues	$68	$66	3.0%	$202	$196	3.1%

Listing Services revenues increased in the third quarter and first nine months of 2016 compared with the same periods in 2015 primarily due to an increase in European revenues due to new company listings. As of September 30, 2016, Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 875 listed companies compared with 835 as of September 30, 2015.

INFORMATION SERVICES

The following table shows revenues from our Information Services segment:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change

	(in millions)			(in millions)
Information Services Revenues:
Data products revenues	$109	$103	5.8%	$322	$302	6.6%
Index licensing and services revenues	28	29	(3.4)%	83	83	-
Total Information Services Revenues	$137	$132	3.8%	$405	$385	5.2%

Information Services revenues increased in the third quarter and first nine months of 2016 compared with the same periods in 2015 primarily due to an increase in data products revenues.

Data Products Revenues

Data products revenues increased in the third quarter and first nine months of 2016 compared with the same periods in 2015 primarily due to growth in proprietary data products revenues, the inclusion of revenues associated with the acquisitions of ISE in June 2016 and Nasdaq CXC in February 2016, and higher audit collections.

Index Licensing and Services Revenues

Index licensing and services revenues decreased in the third quarter of 2016 and were flat in the first nine months of 2016 compared with the same periods in 2015. The decrease in the third quarter was primarily due to a decrease in the value of underlying assets associated with non-ETP Nasdaq-licensed products and lower fees on derivative products licensing Nasdaq indices, due to lower volumes.

TECHNOLOGY SOLUTIONS

The following table shows revenues from our Technology Solutions segment:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change

	(in millions)			(in millions)
Technology Solutions Revenues:
Corporate Solutions revenues	$94	$72	30.6%	$265	$223	18.8%
Market Technology revenues	73	59	23.7%	199	173	15.0%
Total Technology Solutions Revenues	$167	$131	27.5%	$464	$396	17.2%

Technology solutions revenues increased in the third quarter and first nine months of 2016 compared with the same periods in 2015  due to increases in both corporate solutions and  market technology revenues.

Corporate Solutions Revenues

Corporate solutions revenues increased in the third quarter and first nine months of 2016 compared with the same periods in 2015 primarily due to the inclusion of revenues associated with the acquisitions of Marketwired in February 2016 and Boardvantage in May 2016.

Market Technology Revenues

Market technology revenues increased in the third quarter and first nine months of 2016 compared with the same periods in 2015 primarily due to an increase in revenues from software, licensing and support as well as surveillance products.

Total Order Value

Total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $738 million as of September 30, 2016 and 2015. As of September 30, 2016, market technology deferred revenue, included in total technology solutions deferred revenue of $243 million, represents consideration received that is yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of market technology revenues to be recognized in the future represents our best estimate:

Total Order Value

(in millions)
Fiscal year ended:
2016(1)	$58
2017	225
2018	152
2019	102
2020	93
2021 and thereafter	108
Total	$738

(1)   Represents revenues that are anticipated to be recognized over the remaining three months of 2016.

Expenses

Operating Expenses

The following table shows our operating expenses:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change

	(in millions)			(in millions)
Compensation and benefits	$168	$150	12.0%	$484	$441	9.8%
Marketing and advertising	8	6	33.3%	22	20	10.0%
Depreciation and amortization	46	34	35.3%	125	102	22.5%
Professional and contract services	40	33	21.2%	111	108	2.8%
Computer operations and data communications	28	23	21.7%	80	81	(1.2)%
Occupancy	23	22	4.5%	62	63	(1.6)%
Regulatory	8	7	14.3%	21	20	5.0%
Merger and strategic initiatives	12	4	#	56	7	#
General, administrative and other	19	11	72.7%	50	77	(35.1)%
Restructuring charges	-	8	#	41	160	(74.4)%
Total operating expenses	$352	$298	18.1%	$1,052	$1,079	(2.5)%

#Denotes a variance greater than or equal to 100.0%.

Total operating expenses increased $54 million in the third quarter of 2016 compared with the same period in 2015 primarily due to increases in compensation and benefits expense, depreciation and amortization expense, merger and strategic initiatives expense, general, administrative and other expense, and professional and contract services expense, partially offset by lower restructuring charges.

Total operating expenses decreased $27 million in the first nine months of 2016 compared with the same period in 2015. The decrease reflects an operational decrease of $23 million and a favorable impact from foreign exchange of $4 million. The operational decrease was primarily due to lower restructuring charges and lower general, administrative and other expense, partially offset by higher merger and strategic initiatives expense, higher compensation and benefits expense and an increase in depreciation and amortization expense.

Compensation and benefits expense increased in the third quarter and first nine months of 2016 compared with the same periods in 2015  primarily due to overall higher compensation costs resulting from our 2016 acquisitions. Headcount, including staff employed at consolidated entities where we have a controlling financial interest, increased to 4,364 employees at September 30, 2016 from 3,783 employees at September 30, 2015.

Depreciation and amortization expense increased in the third quarter and first nine months of 2016 compared with the same periods in 2015 mainly due to additional amortization expense associated with software assets placed in service and acquired intangible assets, primarily related to our 2016 acquisitions.

Professional and contract services expense increased in the third quarter and first nine months of 2016 compared with the same periods in 2015 primarily due to higher consulting expenses.

Computer operations and data communications expense increased in the third quarter of 2016 and decreased slightly in the first nine months of 2016 compared with the same periods in 2015. The increase in the third quarter of 2016 is primarily due to higher hardware and license costs. The decrease in the first nine months of 2016 is primarily due to a decrease in VAT, reflecting a charge for the reversal of previously recorded VAT receivables no longer deemed collectible of $12 million in the first nine months of 2015, partially offset by higher maintenance costs.

Occupancy expense increased in the third quarter of 2016 and decreased slightly in the first nine months of 2016 compared with the same periods in 2015. The increase in the third quarter of 2016 reflects additional facility and rent costs associated with our 2016 acquisitions, partially offset by lower facility and rent costs as a result of our restructuring activities.

Merger and strategic initiatives expense was $12 million in the third quarter of 2016, $56 million in the first nine months of 2016, $4 million in the third quarter of 2015 and $7 million in the first nine months of 2015. In the third quarter and first nine months of 2016, merger and strategic initiatives expense primarily related to our acquisition of ISE. Merger and strategic initiatives expense in the third quarter and first nine months of 2015 primarily related to certain strategic initiatives and our acquisition of DWA. Merger and strategic initiatives expense includes integration costs, legal, due diligence and other third party transaction costs.

 General, administrative and other expense increased in the third quarter of 2016 and decreased in the first nine months of 2016 compared with the same periods in 2015. The increase in the third quarter of 2016 is primarily due to higher expenses associated with our 2016 acquisitions. The decrease in the first nine months of 2016 is primarily due to a reserve of $31 million for litigation arising from the Facebook IPO recorded in March 2015, partially offset by higher expenses associated with our 2016 acquisitions.

Restructuring charges were $8 million in the third quarter of 2015, $41 million in the first nine months of 2016 and $160 million in the first nine months of 2015. See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges.

Non-operating Income and Expenses

The following table shows our non-operating income and expenses:

	Three Months Ended September 30,		Percentage	Nine Months Ended September 30,		Percentage
	2016	2015	Change	2016	2015	Change
	(in millions)			(in millions)
Interest income	$1	$1	-	$4	$3	33.3%
Interest expense	(37)	(28)	32.1%	(98)	(83)	18.1%
Net interest expense	(36)	(27)	33.3%	(94)	(80)	17.5%
Other investment income	-	-	-	3	-	#
Net income from unconsolidated investees	2	2	-	6	16	(62.5)%
Total non-operating expenses	$(34)	$(25)	36.0%	$(85)	$(64)	32.8%

#Denotes a variance equal to 100.0%.

Total non-operating expenses increased in the third quarter and first nine months of 2016 compared with the same periods in 2015. The increase in the third quarter of 2016 is primarily due to an increase in interest expense. The increase in the first nine months of 2016 is primarily due to an increase in interest expense and a decrease in net income from unconsolidated investees.

Interest Expense

Interest expense for the third quarter of 2016 was $37 million, and was comprised of $36 million of interest expense and  $1 million of non-cash debt issuance amortization expense. The increase in the third quarter of 2016 is primarily due to our recent debt issuances. Interest expense for the third quarter of 2015 was $28 million, and was comprised of $27 million of interest expense and $1 million of non-cash debt issuance amortization expense.

Interest expense for the first nine months of 2016 was $98 million, and was comprised of $94 million of interest expense,  $3 million of non-cash debt issuance amortization expense and $1 million of other bank and investment-related fees. The increase in the first nine months of 2016 is primarily due to our recent debt issuances. Interest expense for the first nine months of 2015 was $83 million, and was comprised of $79 million of interest expense,  $2 million of non-cash debt issuance amortization expense, $1 million of non-cash expense associated with the accretion of debt discounts and $1 million of other bank and investment-related fees.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Other Investment Income

Other investment income was $3 million in the first nine months of 2016 and primarily relates to dividend income received on a cost method investment.

Net Income from Unconsolidated Investees

Net income from unconsolidated investees was flat in the third quarter of 2016 compared with the same period in 2015. The decrease in the first nine months of 2016 compared with the same period in 2015 is primarily due to lower income recognized from our equity method investment in OCC. We were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when financial statements were made available to us. As a result, we recorded other income of $13 million in the first quarter of 2015 relating to our share of OCC’s income for the year ended December 31, 2014.

See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our investment in OCC.

Tax Matters

Nasdaq’s income tax provision was $68 million in the third quarter of 2016 and $208 million in the first nine months of 2016 compared with $68 million in the third quarter of 2015 and $132 million in the first nine months of 2015. The overall effective tax rate was 34.2% in the third quarter of 2016 and 38.4% in the first nine months of 2016 compared with 33.0% in the third quarter of 2015 and 32.1% in the first nine months of 2015.  For further discussion of our tax matters, see “Tax Matters,” of Note 2, “Basis of Presentation and Principles of Consolidation.”

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

Other significant items: We have excluded certain other charges or gains that are the result of other non-comparable events to measure operating performance. For the three months ended September 30, 2015, other significant items include an insurance recovery for litigation arising from the Facebook IPO in May 2012. For the nine months ended September 30, 2016, other significant items include tax expense due to  an unfavorable tax ruling received during the three months ended June 30, 2016, the impact of which related to prior periods, and the release of a sublease loss reserve due to the early exit of a facility. For the nine months ended September 30, 2015, other significant items included income from our equity investment in OCC where we were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when financial statements were made available to us. As a result, we recorded other income in the first quarter of 2015 relating to our share of OCC’s income for the year ended December 31, 2014. For the nine months ended September 30, 2015, other significant adjustments also included legal settlement costs, the reversal of a value added tax refund, and tax adjustments related to resolution of certain positions. We believe the exclusion of such amounts allows management and investors to better understand the financial results of Nasdaq.

The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$131	$0.77	$138	$0.80
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	23	0.14	15	0.09
Restructuring charges	-	-	8	0.05
Merger and strategic initiatives	12	0.07	4	0.02
Insurance recovery	-	-	(5)	(0.03)

Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(12)	(0.07)	(9)	(0.05)
Total non-GAAP adjustments, net of tax	23	0.14	13	0.08
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$154	$0.91	$151	$0.88
Weighted-average common shares outstanding for diluted earnings per share		169,497,079		171,452,009

_____________________
(1) We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share

	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$333	$1.97	$280	$1.63
Non-GAAP adjustments:
Income from OCC equity investment	-	-	(13)	(0.08)
Restructuring charges	41	0.24	160	0.93
Special legal expense, net of insurance recovery	-	-	26	0.15
Amortization expense of acquired intangible assets	59	0.35	46	0.27
Reversal of value added tax refund	-	-	12	0.07
Merger and strategic initiatives	56	0.33	7	0.04
Sublease loss reserve	(2)	(0.01)	-	-
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(28)	(0.17)	(85)	(0.49)
Total non-GAAP adjustments, net of tax	126	0.74	153	0.89
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$459	$2.71	$433	$2.52
Weighted-average common shares outstanding for diluted earnings per share		168,660,231		172,052,660

_____________________

(1) We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.  Also included in this adjustment for the nine months ended September 30, 2016 is $27 million in tax expense associated with an unfavorable decision from the Finnish Supreme Administrative Court on a tax position.

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

In March 2016, Nasdaq entered into the 2016 Credit Facility which provides for a $400 million senior unsecured term loan facility. In March 2016, loans in an aggregate principal amount of $400 million were drawn under the 2016 Credit Facility and the net proceeds of $399 million were used to partially repay amounts outstanding under the revolving credit commitment of the 2014 Credit Facility. As of September 30, 2016, the balance of $399 million reflects the aggregate principal amount, less the unamortized debt issuance costs. See “2016 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

Our 2014 Credit Facility consists of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). As of September 30, 2016, availability under the revolving credit commitment was $734 million. See “2014 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

In the near term, we expect that our operations and availability under our revolving credit commitment will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends.

Various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $292 million at September 30, 2016, compared with $340 million at December 31, 2015, a decrease of $48 million. Current asset balance changes increased working capital by $1,086 million, with increases in default funds and margin deposits, financial investments, at fair value, receivables, net, and other current assets, partially offset by decreases in cash and cash equivalents and restricted cash. Current liability balance changes decreased working capital by $1,134 million, due to increases in default funds and margin deposits, deferred revenue, current portion of debt obligations and accrued personnel costs, partially offset by decreases in Section 31 fees payable to the SEC and other current liabilities.

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

Financial Assets

The following table summarizes our financial assets:

	September 30, 2016	December 31, 2015
	(in millions)
Cash and cash equivalents	$257	$301
Restricted cash	19	56
Financial investments, at fair value	238	201
Total financial assets	$514	$558

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of September 30, 2016, our cash and cash equivalents of $257 million were primarily invested in bank deposits, money market funds and commercial paper. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of September 30, 2016 decreased $44 million from December 31, 2015 primarily due to net cash used in investing activities, partially offset by net cash provided by operating and financing activities. See “Cash Flow Analysis” below for further discussion.

As of September 30, 2016 and December 31, 2015, current restricted cash included cash held for regulatory purposes and other requirements and is not available for general use. Current restricted cash was $19 million as of September 30, 2016 and $56 million as of December 31, 2015, a decrease of $37 million. The decrease is primarily due to lower restricted cash held at SecondMarket due to a decline in customer funds held in connection with privately negotiated securities transactions. Current restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.

Repatriation of Cash

Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $110 million as of September 30, 2016 and $105 million as of December 31, 2015. The remaining balance held in the U.S. totaled $147 million as of September 30, 2016 and $196 million as of December 31, 2015.

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

Cash Dividends on Common Stock

In June and September 2016, we paid a quarterly cash dividend of $0.32 per share on our outstanding common stock, and in March 2016, we paid a quarterly cash dividend of $0.25 per share on our outstanding common stock. See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.

Financial Investments, at Fair Value

Our financial investments, at fair value totaled $238 million as of September 30, 2016 and $201 million as of December 31, 2015 and are primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $183 million as of  September 30, 2016 and $166 million as of December 31, 2015 are assets utilized to meet regulatory capital requirements primarily for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading investment securities.

Debt Obligations

The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	September 30, 2016	December 31, 2015

		(in millions)
5.25% senior unsecured notes (1)	January 2018	$369	$368
$750 million revolving credit commitment (2)	November 2019	18	258
$400 million senior unsecured term loan facility(2)	November 2019	399	-
5.55% senior unsecured notes (1)	January 2020	598	597
3.875% senior unsecured notes (1)	June 2021	670	646
1.75% senior unsecured notes (1)	May 2023	665	-
4.25% senior unsecured notes (1)	June 2024	495	495
3.85% senior unsecured notes (1)	June 2026	495	-
Total debt obligations		3,709	2,364
Less current portion		(20)	-
Total long-term debt obligations		$3,689	$2,364

(1)	Net of unamortized debt discount and debt issuance costs.
(2)	Net of unamortized debt issuance costs.

In addition to the $750 million revolving credit commitment and $400 million term loan facility, we also have other credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. At September 30, 2016, credit facilities, which are available in multiple currencies, totaled $181 million in available liquidity, none of which was utilized. At December 31, 2015, credit facilities, which are available in multiple currencies, totaled  $202 million in available liquidity, none of which was utilized.

At September 30, 2016, we were in compliance with the covenants of all of our debt obligations.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements

Clearing Operations Regulatory Capital Requirements

We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At September 30, 2016, our required regulatory capital consisted of $183 million of highly rated European government debt securities that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets.

Broker-Dealer Net Capital Requirements

Our operating broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access, NPM Securities, LLC, SMTX, LLC and Nasdaq Capital Markets Advisory LLC are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. The following table summarizes the net capital requirements for our broker-dealer subsidiaries as of September 30, 2016:

Broker-Dealer Subsidiaries	Total Net Capital	Required Minimum Net Capital	Excess Capital

	(in millions)
Nasdaq Execution Services	$9.2	$0.3	$8.9
Execution Access	45.7	0.5	45.2
NPM Securities	0.4	-	0.4
SMTX	0.8	0.3	0.5
Nasdaq Capital Markets Advisory(1)	0.6	0.3	0.3

(1)

In August 2016, Nasdaq Capital Markets Advisory’s application to act as a third-party advisor to privately-held or publicly-traded companies during IPOs and various other offerings was approved by FINRA.

Other Capital Requirements

Nasdaq Execution Services

Nasdaq Execution Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with OCC.

Nasdaq CXC

As a member of the Investment Industry Regulatory Organization of Canada, or IIROC, Nasdaq CXC is subject to IIROC regulatory requirements which are intended to ensure its general financial soundness and liquidity. Under IIROC rules, Nasdaq CXC is required to comply with minimum net capital requirements. At September  30, 2016, Nasdaq CXC was required to maintain minimum net capital of $0.3 million and had total net capital of approximately $5.8 million, or $5.5 million in excess of the minimum amount required.

Cash Flow Analysis

The following tables summarize the changes in cash flows:

	Nine Months Ended September 30,
	2016	2015	Percentage Change

	(in millions)
Net cash provided by (used in):
Operating activities	$453	$472	(4.0)%
Investing activities	(1,591)	(382)	#
Financing activities	1,093	(221)	#
Effect of exchange rate changes on cash and cash equivalents	1	(6)	#
Net decrease in cash and cash equivalents	(44)	(137)	(67.9)%
Cash and cash equivalents at the beginning of period	301	427	(29.5)%
Cash and cash equivalents at the end of period	$257	$290	(11.4)%

#Denotes a variance greater than 100.0%.

Net Cash Provided by Operating Activities

The following items impacted our net cash provided by operating activities for the nine months ended September 30, 2016:

•	Net income of $333 million, plus:
•

Adjustments to reconcile net income to net cash provided by operating activities of $139 million comprised primarily of $125 million of depreciation and amortization expense, $55 million of share-based compensation expense, and $8 million in non-cash restructuring charges, partially offset by $38 million of excess tax benefits related to share-based payments and $10 million of deferred income taxes.

•	Decrease in accounts receivable, net of $53 million primarily due to the timing of collections and activity.
•	Increase in deferred revenue of $46 million mainly due to Listing Services’ annual billings.
•

Decrease in other assets of $35 million primarily reflecting a decline in customer funds held as restricted cash in connection with privately negotiated securities transactions at SecondMarket, partially offset by an increase in capital requirements at Execution Access.

Partially offset by a:

•	Decrease in Section 31 fees payable to the SEC of $77 million primarily due to timing of payments, which are made twice a year in September and March.
•

Decrease of $65 million in other liabilities primarily reflecting a decline in customer funds held in connection with privately negotiated securities transactions at SecondMarket and declines in other current liabilities related to the timing of payments.

•	Decrease in accrued personnel costs of $8 million primarily due to the payment of our 2015 incentive compensation in the first quarter of 2016, partially offset by the 2016 accrual.

The following items impacted our net cash provided by operating activities for the nine months ended September 30, 2015:

•	Net income of $279 million, plus:
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

•	Decrease in accounts receivable, net of $96 million primarily due to the timing of collections and activity.
•	Increase of $37 million in other liabilities primarily reflecting an increase in accrued taxes and restructuring reserve.

Partially offset by a:

•	Decrease in Section 31 fees payable to the SEC of $99 million primarily due to timing of payments, which are made twice a year in September and March.
•	Decrease in accounts payable and accrued expenses of $21 million reflecting a decrease in interest payable as well as the timing of trade payables.
•	Decrease in accrued personnel costs of $18 million primarily due to the payment of our 2014 incentive compensation in the first quarter of 2015, partially offset by the 2015 accrual.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 primarily consisted of cash paid for our acquisitions (net of cash acquired) of ISE in June 2016 of $1,053 million, Boardvantage in May 2016 of $194 million, Marketwired and Nasdaq CXC, in February 2016 of $213 million, our purchases of trading and available-for-sale investment securities of $383 million and purchases of property and equipment of $85 million, partially offset by proceeds from sales and redemptions of trading securities of $328 million and proceeds from maturities of available-for-sale investment securities of $19 million.

Net cash used in investing activities for the nine months ended September 30, 2015 primarily consisted of cash paid for our acquisition of DWA in January 2015 of $226 million, our purchases of trading and available-for-sale investment securities of $291 million, a capital contribution of $30 million in connection with our equity method investment in OCC, and purchases of property and equipment of $91 million, partially offset by proceeds from sales and redemptions of trading securities of $236 million and proceeds from maturities of available-for-sale investment securities of $29 million.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 primarily consisted of net proceeds of $1,159 million related to the issuances of our 2023 Notes and 2026 Notes to fund our acquisition of ISE, net proceeds of $399 million from our 2016 Credit Facility and proceeds from the partial utilization of the revolving credit commitment under our 2014 Credit Facility of $878 million to partially fund our acquisitions of Boardvantage, Marketwired and Nasdaq CXC, and other general corporate purposes, partially offset by repayment of $1,118 million on the revolving credit commitment under our 2014 Credit Facility, $147 million related to cash dividends paid on our common stock, and $100  million related to the repurchase of our common stock.

Net cash used in financing activities for the nine months ended September 30, 2015 primarily consisted of $310 million of cash used to repurchase our common stock, the repayment of $176 million on the revolving credit commitment of our 2014 Credit Facility, and $108 million related to cash dividends paid on our common stock, partially offset by $366 million from the partial utilization of the revolving credit commitment under our 2014 Credit Facility to partially fund our acquisition of DWA and other general corporate purposes.

For further discussion of our ISE, Boardvantage, Marketwired, Nasdaq CXC, and DWA acquisitions, see Note 4, “Acquisitions,” to the condensed consolidated financial statements. For further discussion of our debt obligations, see Note 8, “Debt Obligations,” to the condensed consolidated financial statements. For further discussion of our share repurchase program and cash dividends paid on our common stock, see “Share Repurchase Program,” and “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements.

Contractual Obligations and Contingent Commitments

Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of September 30, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in millions)
Debt obligations by contract maturity(1)	$4,493	$44	$683	$1,175	$2,591
Minimum rental commitments under non-cancelable operating leases, net(2)	458	20	148	129	161
Other obligations(3)	33	32	1	-	-
Total	$4,984	$96	$832	$1,304	$2,752

(1)

Our debt obligations include both principal and interest obligations. At September 30, 2016, an interest rate of 2.54% was used to compute the amount of the contractual obligations for interest on the 2016 Credit Facility and 2.21% was used to compute the amount of the contractual obligations for interest on the 2014 Credit Facility. All other debt obligations were primarily calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at September 30, 2016. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

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

Financial Investments

As of September 30, 2016,  our investment portfolio was primarily comprised of trading securities, mainly highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2016, the fair value of this portfolio would have declined by $5 million.

Debt Obligations

As of September 30, 2016,  substantially all of our debt obligations are fixed-rate obligations. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of borrowings under our 2016 Credit Facility and the 2014 Credit Facility, as these facilities have variable interest rates. As of September 30, 2016,  the principal amount outstanding under the 2016 Credit Facility was $400 million and the 2014 Credit Facility was  $20 million. A hypothetical 100 basis points increase in interest rates on the 2016 Credit Facility and the 2014 Credit Facility would increase interest expense by approximately $4 million based on borrowings as of September 30, 2016.

Foreign Currency Exchange Rate Risk

As a leading global exchange group, we are subject to foreign currency transaction risk.  For the three months ended September 30, 2016, approximately 23.9% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 15.1% of our operating income were derived in currencies other than the U.S. dollar, primarily the Euro and Swedish Krona. For the nine months ended September 30, 2016, approximately 24.7% of our revenues less transaction rebates, brokerage, clearance and exchange fees and 13.8% of our operating income were derived in currencies other than the U.S. dollar, primarily the Euro and Swedish Krona.

Our primary exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and nine months ended September 30, 2016 is presented in the following table:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total

	(in millions, except currency rate)
Three Months Ended September 30, 2016
Average foreign currency rate to the U.S. dollar	1.1161	0.1173	#	N/A	N/A
Percentage of revenues less transaction-based expenses	9.5%	8.6%	5.8%	76.1%	100.0%
Percentage of operating income	16.7%	2.9%	(4.5)%	84.9%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(6)	$(5)	$(3)	$-	$(14)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(1)	$(1)	$-	$(6)

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total

	(in millions, except currency rate)
Nine Months Ended September 30, 2016

Average foreign currency rate to the U.S. dollar	1.1162	0.1191	#	N/A	N/A
Percentage of revenues less transaction-based expenses	10.1%	8.7%	5.9%	75.3%	100.0%
Percentage of operating income	18.1%	1.5%	(5.8)%	86.2%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(17)	$(15)	$(10)	$-	$(42)
Impact of a 10% adverse currency fluctuation on operating income	$(11)	$(1)	$(4)	$-	$(16)

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

Our primary exposure to net assets in foreign currencies as of September 30, 2016 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation

	(in millions)
Swedish Krona(1)	$3,313	$(331)
Norwegian Krone	209	(21)
British Pound	123	(12)
Euro	108	(11)
Australian Dollar	87	(9)

(1)Includes goodwill of $2,550 million and intangible assets, net of $626 million.

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

Execution Access is an introducing broker which operates the eSpeed trading platform for U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of September  30, 2016, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.

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

Item 4.Controls and Procedures.

(a) Disclosure controls and procedures. Nasdaq’s management, with the participation of Nasdaq’s Chief Executive Officer, and Executive Vice President, Corporate Strategy and Chief Financial Officer, has evaluated the effectiveness of Nasdaq’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Nasdaq’s Chief Executive Officer and Executive Vice President, Corporate Strategy and Chief Financial Officer, have concluded that, as of the end of such period, Nasdaq’s disclosure controls and procedures are effective.

(b) Internal control over financial reporting. On June 30, 2016, we acquired ISE.  In conducting our evaluation of the effectiveness of internal controls over financial reporting, we will elect to exclude ISE when conducting our evaluation as of December 31, 2016, as permitted by applicable regulations. There have been no changes in Nasdaq’s internal controls over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September  30, 2016 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.Legal Proceedings.

See “Litigation,” of Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion.

Item 1A.  Risk Factors.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 as filed with the SEC on February 26, 2016, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, as filed with the SEC on May 5, 2016, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, as filed with the SEC on August 3, 2016. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.

Employee Transactions

During the fiscal quarter ended September 30, 2016, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the quarter ended September 30, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2016
Share repurchase program	127,580	$62.19	127,580	$476
Employee transactions	17,113	$67.98	N/A	N/A

August 2016
Share repurchase program	-	$-	-	$476
Employee transactions	3,455	$71.09	N/A	N/A

September 2016
Share repurchase program	673,358	$69.33	673,358	$429
Employee transactions	2,071	$71.59	N/A	N/A

Total Quarter Ended September 30, 2016
Share repurchase program	800,938	$68.19	800,938	$429
Employee transactions	22,639	$68.79	N/A	N/A

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

Nasdaq, Inc.
(Registrant)

Date: November 8, 2016	By:	/s/ Robert Greifeld
	Name:	Robert Greifeld
	Title:	Chief Executive Officer

Date: November 8, 2016	By:	/s/ Michael Ptasznik
	Name:	Michael Ptasznik
	Title:	Executive Vice President, Corporate Strategy and Chief Financial Officer

Exhibit Index

Exhibit Number

10.1	Employment Agreement between Nasdaq and Bradley J. Peterson, dated August 1, 2016.*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 12 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President, Corporate Strategy and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Management contract or compensatory plan or arrangement.

**The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015;  (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2016 and 2015;  (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) notes to condensed consolidated financial statements.