Form 10-K
period 2016-12-31
NASDAQ, INC.
filed 2017-03-01
CIK 1120193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number: 000-32651
___________________________________
Nasdaq, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-1165937 (I.R.S. Employer Identification No.)

One Liberty Plaza, New York, New York (Address of Principal Executive Offices)	10006 (Zip Code)
Registrant’s telephone number, including area code:
+1 212 401 8700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act:
None
_______________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $7.4 billion (this amount represents approximately 114.8 million shares of Nasdaq, Inc.’s common stock based on the last reported sales price of $64.67 of the common stock on The Nasdaq Stock Market on such date).
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 22, 2017
Common Stock, $.01 par value per share	166,747,494 shares
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Certain portions of the Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders	Part III

i

About This Form 10-K
Throughout this Form 10-K, unless otherwise specified:

•	“Nasdaq,” “we,” “us” and “our” refer to Nasdaq, Inc.

•	“Nasdaq Baltic” refers to collectively, Nasdaq Tallinn AS, Nasdaq Riga, AS, and AB Nasdaq Vilnius.

•	“Nasdaq BX” refers to the cash equity exchange operated by NASDAQ BX, Inc.

•	“Nasdaq BX Options” refers to the options exchange operated by NASDAQ BX, Inc.

•	“Nasdaq Clearing” refers to the clearing operations conducted by Nasdaq Clearing AB.

•	“Nasdaq GMNI” refers to the options exchange operated by ISE Gemini, LLC.

•	“Nasdaq ISE” refers to the options exchange operated by International Securities Exchange, LLC.

•	“Nasdaq MCRY” refers to the options exchange operated by ISE Mercury, LLC.

•	“Nasdaq Nordic” refers to collectively, Nasdaq Clearing AB, Nasdaq Stockholm AB, Nasdaq Copenhagen A/S, Nasdaq Helsinki Ltd, and Nasdaq Iceland hf.

•	“Nasdaq PHLX” refers to the options exchange operated by NASDAQ PHLX LLC.

•	“Nasdaq PSX” refers to the cash equity exchange operated by NASDAQ PHLX LLC.
•“The Nasdaq Options Market” refers to the options exchange operated by The NASDAQ Stock Market LLC.

•	“The Nasdaq Stock Market” refers to the cash equity exchange operated by The NASDAQ Stock Market LLC.
* * * * * *

Nasdaq also provides the following list of abbreviations and acronyms as a tool for the reader that are used throughout this Annual Report on Form 10-K.

401(k) Plan: Voluntary Defined Contribution Savings Plan
2014 Credit Facility: $750 million senior unsecured revolving credit commitment which matures on November 25, 2019
2016 Credit Facility: $400 million senior unsecured term loan facility which matures on November 25, 2019
2018 Notes: $370 million aggregate principal amount of 5.25% senior unsecured notes due January 16, 2018
2020 Notes: $600 million aggregate principal amount of 5.55% senior unsecured notes due January 15, 2020
2021 Notes: €600 million aggregate principal amount of 3.875% senior unsecured notes due June 7, 2021
2023 Notes: €600 million aggregate principal amount of 1.75% senior unsecured notes due May 19, 2023
2024 Notes: $500 million aggregate principal amount of 4.25% senior unsecured notes due June 1, 2024
2026 Notes: $500 million aggregate principal amount of 3.85% senior unsecured notes due June 30, 2026
ASC: Accounting Standards Codification
ASU: Accounting Standards Update
ATS: Alternative Trading System

BWise: BWise Beheer B.V. and its subsidiaries
CCP: Central Counterparty
CFTC: U.S. Commodity Futures Trading Commission
DEA: Designated Examining Authority
DWA: Dorsey, Wright & Associates, LLC
EMIR: European Market Infrastructure Regulation
Equity Plan: Nasdaq Equity Incentive Plan
eSpeed: Certain assets and certain liabilities of the eSpeed business that were acquired or assumed from BGC Partners, Inc. and certain of its affiliates
ESPP: Nasdaq Employee Stock Purchase Plan
ETF: Exchange Traded Fund
ETP: Exchange Traded Product
Exchange Act: Securities Exchange Act of 1934, as amended
FASB: Financial Accounting Standards Board
FICC: Fixed Income and Commodities Trading and Clearing
FINRA: Financial Industry Regulatory Authority

IPO: Initial Public Offering
ISE: U.S. Exchange Holdings, Inc. and its subsidiaries
LIBOR: London Interbank Offered Rate
MiFID II: Update to the Markets in Financial Instruments Directive
MiFIR: Markets in Financial Instruments Regulation
MTF: Multilateral Trading Facility
NFX: Nasdaq Futures, Inc.
NPM: The Nasdaq Private Market, LLC
NSCC: National Securities Clearing Corporation
OCC: The Options Clearing Corporation
OTC: Over-the-Counter
Proxy Statement: Nasdaq’s Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders
PSU: Performance Share Unit
Regulation NMS: Regulation National Market System
Regulation SCI: Regulation Systems Compliance and Integrity
SEC: U.S. Securities and Exchange Commission
SecondMarket: SecondMarket Solutions, Inc.

SERP: Supplemental Executive Retirement Plan
SFSA: Swedish Financial Supervisory Authority
SMARTS: SMARTS Group Holdings Pty
S&P: Standard & Poor’s
S&P 500: S&P 500 Stock Index
SRO: Self-regulatory Organization
SSMA: Swedish Securities Markets Act 2007:528
TR Corporate businesses: The Investor Relations, Public Relations and Multimedia Solutions businesses of Thomson Reuters
TSR: Total Shareholder Return
U.S. GAAP: U.S. Generally Accepted Accounting Principles
UTP: Unlisted Trading Privileges
UTP Plan: Joint SRO Plan Governing the Collection, Consolidation, and Dissemination of Quotation and Transaction Information for Nasdaq-Listed Securities Traded on Exchanges on a UTP Basis
VAT: Value Added Tax
VSOE: Vendor Specific Objective Evidence of Fair Value

* * * * * *
The following is a non-exclusive list of registered trademarks, registered service marks, or trademarks or service marks of Nasdaq or its subsidiaries, in the United States and/or other countries or jurisdictions:

@TRADE®, ACES, AT-TRADE®, AGGREGATION, TRANSPARENCY, CONTROL®, AUTO WORKUP®, AXE®, BOARDVANTAGE, BWISE®, BWISE BUSINESS IN CONTROL®, BWISE RAPID DEPLOYMENT SOLUTION®, BX VENTURE MARKET®, E MARKET®, CANADIAN DIVIDEND ACHIEVERS®, CCBN®, CCN®, CCN NEWSNET DESIGN, CCNMATTHEWS®, CLICK XT®, CONDICO®, CYBER SECURITY®, D.A.L.I®, DATAXPRESS®, DEFENSE OF INTERNATIONAL MARKETS AND EXCHANGES SYMPOSIUM®, DIMES®, DIRECTORS DESK®, DIRECTORSDESK®, DIVIDEND ACHIEVERS®, DORSEY WRIGHT®, DREAM IT. DO IT.®, DWA®, DWA MATRIX®, DX®, EQQQ, E (design), E-SPEED®, E SPEED (device), ESPEED®, ESPEEDOMETER®, EXACTEQUITY®, EXIGO, FINQLOUD®, FINQLOUD REGULATORY RECORDS RETENTION® FIRST NORTH®, FONDSBØRSEN®, FTEN®, GENIUM®, GIDS®, GLOBE NEWSWIRE®, GO! POWERED BY MARKETWIRE®, HACK®, IGNITE YOUR AMBITION®, INET®, INVESTOR WORLD®, IPOWORLD®, ISE BIG DATA®, ISE MOBILE PAYMENTS® ISSUERWORLD®, ITCH®, KFXAKTIEINDEX®, LIQUIDITYXPRESS®, LONGITUDE®, MARKET INTELLIGENCE DESK®, MARKET LINQUIDITY,MARKET MECHANICS®, MARKETSITE®, MARKETWIRE BEYOND WORDS®, MARKETWIRE RESONATE®, MARKETWIRE®, MARKETWIRE GO! ®, MARKETWIRED RESONATE®, MARKETWIRED®, MW®, MW MARKET WIRED®, MW MARKETWIRED THE POWER OF INFLUENCE®, MY CCBN®, MYMEDIAINFO®, NASDAQ®, NASDAQ 100 INDEX®, NASDAQ - FINANCIAL®, NASDAQ BIOTECHNOLOGY INDEX®, NASDAQ CANADA®, NASDAQ CANADA COMPOSITE INDEX®, NASDAQ CANADA INDEX®, NASDAQ CAPITAL MARKET®, NASDAQ COMPOSITE®, NASDAQ COMPOSITE INDEX®, NASDAQ COMPUTER INDEX®, NASDAQ DIVIDEND ACHIEVERS®, NASDAQ DUBAI®, NASDAQ EUROPE®, NASDAQ EUROPE COMPOSITE INDEX®, NASDAQ FINANCIAL-100 INDEX®, NASDAQ FX®, NASDAQ GLOBAL MARKET®, NASDAQ GLOBAL SELECT MARKET®, NASDAQ INDUSTRIAL INDEX®, NASDAQ INTERACT®, NASDAQ INTERNET INDEX®, NASDAQ IQ FUND®,

NASDAQ JAPAN®, NASDAQ MARKET ANALYTIX®, NASDAQ MARKET CENTER®, NASDAQ MARKET FORCES®, NASDAQ MARKET VELOCITY®, NASDAQ MARKETSITE®, NASDAQ MAX®, NASDAQ MAX MARKET ANALYTIX®, NASDAQ NATIONAL MARKET®, NASDAQ OMX®, NASDAQ OMX ALPHA INDEXES®, NASDAQ OMX GREEN ECONOMY INDEX®, NASDAQ OMX NORDIC®, NASDAQ PRIVATE MARKET®, NASDAQ Q-50 INDEX®, NASDAQ TELECOMMUNICATIONS INDEX®, NASDAQ TOTALVIEW®, NASDAQ TRADER®, NASDAQ TRANSPORTATION INDEX®, NASDAQ US ALL MARKET®, NASDAQ VOLATILITY GUARD®, NASDAQ WORKSTATION®, NASDAQ WORKSTATION II®, NASDAQ WORLD®, NASDAQ-100®, NASDAQ-100 EUROPEANFUND®, NASDAQ-100 EUROPEAN TRACKER®, NASDAQ-100 EUROPEAN TRACKER FUND®, NASDAQ-100 INDEX®, NASDAQ-100 INDEX EUROPEAN TRACKER FUND®, NASDAQ-100 INDEX TRACKING STOCK®, NDX®, NEWS RELEASE EXPRESS®, NFX WORLD CURRENCY FUTURES®, NLX®, NOIS®, NORDIX®, OMX COPENHAGEN 20®, OMX HELSINKI 25®, OMX STIBOR FUTURE®, OMX STOCKHOLM 30®, OMXH25®, OMXS30®, OMXS3FUT®, OMX TECHNOLOGY®, ON THE WIRE®, OTW® , OVERUNDER®, PHILADELPHIA STOCK EXCHANGE®, PHLX®, PHLX XL®, PIXL®, PORTAL ALLIANCE®, PRECISE TRADE®, PRF®, Q THE NEXT GREAT THING®, QQQ®, QTARGET®, QVIEW®, R3®, RE-THINK®, RISKWAY®, RISKWRAPPER®, RISKXPOSURE®, RX®, S.A.X.E.S®, SECONDMARKET®, SECONDMARKET ECOSYSTEM®, SIDECAR®, SIGNALXPRESS®, SIGNALXPRESS SX®, SMARTS®, SMARTSONLINE®, STINA®, STRUCTURED LIQUIDITY PROGRAM®, THE NASDAQ STOCK MARKET®, THE STOCK MARKET FOR THE NEXT 100 YEARS®, TOTAL EQUITY SOLUTION®, TRADEGUARD®, TRADEXAMINER®, TRDS®, TX®, ULL®, ULTRA LOW LATENCY®, ULTRAFEED®, VX PROXY®, WIZER®, XDE®, XO DORSEY WRIGHT & ASSOCIATES®, ÖVERUNDER®

To the extent a name, logo or design does not appear on the above list, such lack of appearance does not constitute a waiver of any intellectual property rights that Nasdaq has established in its product or service names or logos, or in product configurations or designs, all of which rights are expressly reserved.
FINRA® and TRADE REPORTING FACILITY® are registered trademarks of FINRA.
All other trademarks and service marks used herein are the property of their respective owners.
* * * * * *
This Annual Report on Form 10-K includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Annual Report on Form 10-K for IPOs is based on data generated internally by us, which includes best efforts underwritings; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Annual Report on Form 10-K for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and ETPs. Data in this Annual Report on Form 10-K for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

 * * * * * *
Nasdaq intends to use its website, ir.nasdaq.com, as a means for disclosing material non-public information and for complying with SEC Regulation FD and other disclosure obligations. These disclosures will be included on Nasdaq’s website under “Investor Relations.”

Forward-Looking Statements
The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Annual Report on Form 10-K contains these types of statements. Words such as “may,” “will,” “could,” “should,” “anticipates,” “envisions,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future expectations as to industry and regulatory developments or business initiatives and strategies, future operating results or financial performance, and other future developments identify forward-looking statements. These include, among others, statements relating to:

•	our 2017 outlook;

•	the integration of acquired businesses, including accounting decisions relating thereto;

•	the scope, nature or impact of acquisitions, divestitures, investments, joint ventures or other transactional activities;

•	the effective dates for, and expected benefits of, ongoing initiatives, including transactional activities and other strategic, restructuring, technology, de-leveraging and capital return initiatives;

•	our products, order backlog and services;

•	the impact of pricing changes;

•	tax matters;

•	the cost and availability of liquidity and capital; and

•	any litigation, or any regulatory or government investigation or action, to which we are or could become a party.
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

•	loss of significant trading and clearing volumes or values, fees, market share, listed companies, data products customers or other customers;

•	our ability to keep up with rapid technological advances and adequately address cybersecurity risks;

•	economic, political and market conditions and fluctuations, including interest rate and foreign currency risk, inherent in U.S. and international operations;

•	the performance and reliability of our technology and technology of third parties;

•	our ability to continue to generate cash and manage our indebtedness; and

•	adverse changes that may occur in the litigation or regulatory areas, or in the securities markets generally.

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

Part I
Item 1. Business
Overview
Nasdaq, Inc. is a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services. Our global offerings are diverse and include trading and clearing across multiple asset classes, trade management services, data products, financial indexes, capital formation solutions, corporate solutions, and market technology products and services. Our technology powers markets across the globe, supporting equity derivative trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.
History
Nasdaq was founded in 1971 as a wholly-owned subsidiary of FINRA. Beginning in 2000, FINRA restructured and broadened ownership in Nasdaq by selling shares to FINRA members, investment companies and issuers listed on The Nasdaq Stock Market. In connection with this restructuring, FINRA fully divested its ownership of Nasdaq in 2006, and The Nasdaq Stock Market became fully operational as an independent registered national securities exchange in 2007. In 2006, Nasdaq also reorganized its operations into a holding company structure.
In February 2008, Nasdaq and OMX AB combined their businesses. This transformational combination resulted in the expansion of our business from a U.S.-based exchange operator to a global exchange company offering technology that powers our own exchanges and markets as well as many other marketplaces around the world. In connection with this acquisition, we changed our corporate name to The NASDAQ OMX Group, Inc. We operated under this name until we rebranded our business as Nasdaq, Inc. in 2015.
Since 2008, in addition to growing organically, we have executed multiple acquisitions that have expanded our operations globally and increasingly diversified our product and service offerings. These acquisitions included, among others, the Philadelphia Stock Exchange, Inc. in 2008, SMARTS in 2010, eSpeed and the TR Corporate businesses in 2014 and ISE in 2016.
Products and Services
We manage, operate and provide our products and services in four business segments: Market Services, Corporate Services, Information Services and Market Technology. In 2016, due to changes in our executive leadership and to better reflect how our chief operating decision maker views the businesses, we realigned our reportable segments to integrate the Corporate Solutions and Listing Services businesses into our new Corporate Services segment. Market Technology is now a separate reportable segment. Prior to this change, our Corporate Solutions and Market Technology businesses were part of our Technology Solutions segment. All prior period segment disclosures have been recast to reflect our change in reportable segments.
See Note 1, “Organization and Nature of Operations,” and Note 19, “Business Segments,” to the consolidated financial statements for additional financial information about our reportable segments and geographic data.
Market Services
Our Market Services segment includes our Equity Derivative Trading and Clearing, Cash Equity Trading, FICC and Trade Management Services businesses. Our FICC business was formerly referred to as fixed income, currency and commodities trading and clearing, and our Trade Management Services business was formerly referred to as access and broker services.
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
Equity Derivative Trading and Clearing
Following our acquisition of ISE, we now operate six electronic options exchanges in the U.S.: Nasdaq PHLX, The Nasdaq Options Market, Nasdaq BX Options, Nasdaq ISE, Nasdaq GMNI and Nasdaq MCRY. These exchanges facilitate the trading of equity options, ETF options, index options and foreign currency options. For the year ended December 31, 2016, our options exchanges had a combined matched market share of 31.6% in the U.S. equity options market, consisting of 16.0% at Nasdaq PHLX, 7.8% at The Nasdaq Options Market, 0.8% at Nasdaq BX Options, 5.8% at Nasdaq ISE, 1.1% at Nasdaq GMNI and 0.1% at Nasdaq MCRY. Together, our combined market share represented the largest share of the U.S. market for multiply-listed options on equities and ETFs. Our options trading platforms provide trading opportunities to both retail investors, algorithmic trading firms and market makers, who tend to prefer electronic trading, and institutional investors, who typically pursue more complex trading strategies and often trade on the floor.
In Europe, Nasdaq offers trading in derivatives, such as stock options and futures, index options and futures and fixed-income options and futures. Nasdaq Clearing offers clearing services for fixed-income options and futures, stock options and futures, index options and futures, and interest rate swaps by serving as the CCP. Nasdaq Clearing also operates a clearing service for the resale and repurchase agreement market.
Cash Equity Trading
In the U.S., we operate three cash equity exchanges: The Nasdaq Stock Market, Nasdaq BX and Nasdaq PSX. The Nasdaq Stock

Market is the largest single venue of liquidity for trading U.S.-listed cash equities. For the year ended December 31, 2016, our cash equity exchanges had a combined matched market share of 17.4% in the U.S. cash equity market, consisting of 14.0% at The Nasdaq Stock Market, 2.4% at Nasdaq BX and 1.0% at Nasdaq PSX.
Our U.S. cash equity exchanges offer trading of both Nasdaq-listed and non-Nasdaq-listed securities. Market participants include market makers, broker-dealers, ATSs and registered securities exchanges.
In February 2016, we acquired Chi-X Canada ATS Limited, a leading alternative market in Canada for the trading of Canadian-listed securities. With this acquisition, which expanded Nasdaq’s Cash Equity Trading business in North America, Nasdaq offers two lit markets and one dark market for the trading of Canadian-listed securities. Effective June 1, 2016, we changed the name of Chi-X Canada to Nasdaq CXC.
In Europe, Nasdaq operates exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Reykjavik (Iceland). We also operate exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania). Nasdaq owns Nasdaq Tallinn and has a majority ownership in Nasdaq Vilnius and Nasdaq Riga. In addition, Nasdaq owns the central securities depositories in Estonia, Latvia and Lithuania.
Collectively, the Nasdaq Nordic and Nasdaq Baltic exchanges offer trading in cash equities and depository receipts, warrants, convertibles, rights, fund units and exchange traded funds. Our platform allows the exchanges to share the same trading system, which enables efficient cross-border trading and settlement, cross membership and a single source for Nordic data products. Settlement and registration of cash equity trading takes place in Sweden, Finland, Denmark and Iceland via the local central securities depositories.
FICC
Our FICC business includes the Nasdaq Fixed Income business, NFX and Nasdaq Commodities.
In early 2017, we announced a new fixed income strategy under new leadership. The repositioning, which is designed to enhance the customer experience, brings our U.S. and European fixed income products and services together under a single brand called Nasdaq Fixed Income.
The U.S. portion of Nasdaq Fixed Income includes the business formerly known as eSpeed, an electronic platform for trading U.S. Treasuries that we acquired in June 2013. The electronic trading platform provides real-time institutional trading of benchmark U.S. Treasury securities. Through this business, we provide trading access to the U.S. Treasury securities market with an array of trading instruments to meet various investment goals across the fixed income spectrum.
The European portion of Nasdaq Fixed Income provides a wide range of products and services, such as listing, trading, and clearing, for fixed income products in Sweden, Denmark, Finland and Iceland. Nasdaq Stockholm is the largest bond listing venue in the Nordics, with more than 8,300 listed retail and institutional bonds. In addition, Nasdaq Nordic facilitates the trading and clearing of Nordic fixed income derivatives in a unique market structure. Buyers and sellers agree to trades in fixed income derivatives through bilateral negotiations and then report those trades to Nasdaq Clearing for CCP clearing. Nasdaq Clearing acts as the counterparty to both the buyer and seller.
Nasdaq Commodities is the brand name for Nasdaq’s worldwide suite of commodity-related products and services. Nasdaq Commodities’ offerings include oil, power, natural gas and carbon emission markets, tanker and dry cargo freight, seafood derivatives, iron ore, electricity certificates and clearing services. The products are listed on two of Nasdaq’s derivatives exchanges.
Nasdaq Oslo ASA, which is authorized by the Norwegian Ministry of Finance and supervised by the Norwegian Financial Supervisory Authority, is the commodity derivatives exchange for European products and freight. All trades with Nasdaq Oslo ASA are subject to clearing with Nasdaq Clearing, which is a CCP authorized under EMIR by the SFSA to conduct clearing operations.
We also operate NFX, our U.S. based energy derivatives market. NFX, which is a designated contract market authorized by the CFTC, offers cash-settled energy derivatives based on key energy benchmarks including oil, natural gas and U.S. power. All trades with NFX are subject to clearing with OCC.
Trade Management Services
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
We provide co-location services to market participants, whereby firms may lease cabinet space and power to house their own equipment and servers within our data centers. These participants are charged monthly fees for cabinet space, connectivity and support. Additionally, we offer a number of wireless connectivity routes between select data centers using millimeter wave and microwave technology. We also earn revenues from annual and monthly exchange membership and registration fees.
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
Corporate Services
Corporate Solutions
Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges and private companies. We help organizations manage the two-way flow of information with their key constituents, including their board members and investors, and with clients and the public through our suite of advanced technology, analytics, and consultative services. In 2013, we acquired the TR Corporate businesses, which were integrated into our Corporate Solutions business.
We provide Corporate Solutions products and services in the following key areas:

•
Investor Relations. We offer investor relations content, analytics, advisory services and communications tools, including investor relations webcasting, press release services, and websites. Our solutions make it easier for companies to interact and communicate with analysts and investors while meeting corporate governance and disclosure requirements. In early 2016, we launched Nasdaq IR Insight, our new investor relations platform.

•
Public Relations. We offer solutions to help clients identify, reach, monitor and measure their public relations program. We provide traditional and social media contacts databases, backed by our internal research analysts. Our press release distribution network allows clients to reach global audiences cost-effectively. Our suite of technology solutions and expert analysts help clients monitor key news media for their brand, reputation, products, as well as industry competitors, and measure the success of their communications programs. In February 2016, we acquired Marketwired, a global newswire operator and press release distributor that is being integrated into this business.

•
Multimedia Solutions. We offer a platform and services which enable our customers to produce webcasts for a wide range of applications, including investor relations, public relations, marketing and internal communications.

•
Governance. We offer a secure collaboration platform for boards of directors or any team collaborating on confidential initiatives. Our solutions protect sensitive data and facilitate productive collaboration, so board members and teams can work faster and more effectively. In May 2016, we acquired Boardvantage, a leading provider of collaboration and meeting productivity tools for boards of directors and executive leadership teams. This acquisition is being integrated into our governance business.

We currently have approximately 18,000 Corporate Solutions clients.
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
As of December 31, 2016, a total of 2,897 companies listed securities on The Nasdaq Stock Market, with 1,443 listings on The Nasdaq Global Select Market, 783 on The Nasdaq Global Market and 671 on The Nasdaq Capital Market.
We aggressively pursue new listings from companies, including those undergoing IPOs as well as companies seeking to switch from alternative exchanges. In 2016, The Nasdaq Stock Market attracted 283 new listings, including 91 IPOs, 73% of U.S. IPOs in 2016. The new listings were comprised of the following:

Switches from the New York Stock Exchange LLC, or NYSE, and NYSE MKT LLC, or NYSE MKT	20
IPOs	91
Upgrades from OTC	37
ETPs and Other Listings	135
Total	283
The 20 NYSE- or NYSE MKT-listed companies that switched to The Nasdaq Stock Market, represented approximately $61 billion in market capitalization. Notable switches included IHS Markit Ltd., Imperva, Inc., OPKO Health, Inc. and Scripps Networks Interactive, Inc.
We also offer listings on the exchanges that comprise Nasdaq Nordic and Nasdaq Baltic. For smaller companies and growth companies, we offer access to the financial markets through the Nasdaq First North alternative marketplaces. As of December 31, 2016, a total of 900 companies listed securities on our Nordic and Baltic exchanges and Nasdaq First North.
Our European listing customers include companies, funds and governments. Customers issue securities in the form of cash equities, depository receipts, warrants, ETPs, convertibles, rights, options, bonds or fixed-income related products. In 2016, a total of 88 new companies listed on our Nordic and

Baltic exchanges and Nasdaq First North. In addition, seven companies upgraded their listings from Nasdaq First North to the Nordic and Baltic exchanges.
Our Listing Services business also includes NPM, which provides services for private companies.
Information Services
Our Information Services segment includes our Data Products and our Index Licensing and Services businesses.
Data Products
Our Data Products business sells and distributes historical and real-time quote and trade information to market participants and data distributors. Our data products enhance transparency of the market activity within the exchanges that we operate and provide critical information to professional and nonprofessional investors globally.
We collect, process and create information and earn revenues as a distributor of our own, as well as select, third-party content. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information. Our systems enable distributors to gain access to our market depth, index values, mutual fund valuation, order imbalances, market sentiment and other analytical data.
We distribute this proprietary market information to both market participants and non-participants through a number of proprietary products, including Nasdaq TotalView, our flagship market depth quote product. TotalView shows subscribers quotes, orders and total anonymous interest at every price level in The Nasdaq Stock Market for Nasdaq-listed securities and critical data for the opening, closing, halt and IPO crosses. We also offer TotalView products for our Nasdaq BX, Nasdaq PSX, Nasdaq Fixed Income and Nordic markets.
We operate several other proprietary services and data products to provide market information, including Nasdaq Basic, a low cost alternative to the industry Level 1 feed, Ultrafeed, a normalized high speed, consolidated data feed offering, and DWA’s web-based advisor tools. We also provide options, futures, commodities, U.S. Treasury, indexes and mutual fund data.
Our Data Products business also includes revenues from U.S. tape plans. The Nasdaq Stock Market acts as the processor and administrator for the UTP Plan. The UTP Plan administrator sells quotation and last sale information for all transactions in Nasdaq-listed securities, whether traded on The Nasdaq Stock Market or other exchanges, to market participants and to data distributors, who then provide the information to subscribers. After deducting costs, as permitted under the revenue sharing provision of the UTP Plan, the UTP Plan administrator distributes the tape revenues to the respective UTP Plan participants, including The Nasdaq Stock Market, Nasdaq BX and Nasdaq PSX, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, much like Nasdaq-listed securities, all quotes and trades in NYSE- and NYSE MKT-listed securities are reported and disseminated in real-time, and as such, we share in the tape revenues for information on NYSE- and NYSE MKT-listed securities.
The Nasdaq Nordic and Nasdaq Baltic exchanges, as well as Nasdaq Commodities, also offer data products and services. These data products and services provide critical market transparency to professional and non-professional investors who participate in European marketplaces and, at the same time, give investors greater insight into these markets.
Much like the U.S. products, European data products and services are based on trading information from the Nasdaq Nordic and Nasdaq Baltic exchanges, as well as Nasdaq Commodities, for the following classes of assets: cash equities, bonds, derivatives and commodities. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn provide subscriptions for this information.
In addition, the ISE options exchanges and Nasdaq CXC have data businesses that Information Services now manages and distributes.
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
As of December 31, 2016, we had 298 ETPs licensed to Nasdaq’s indexes which had over $124 billion of assets under management. Our flagship index, the Nasdaq-100 Index, includes the top 100 non-financial securities listed on The Nasdaq Stock Market.
We also operate the Nasdaq Global Index Family, which includes more than 40,000 indexes. The Nasdaq Global Index Family represents more than 98% of the global equity investable marketplace. The family consists of global securities broken down by market segment, region, country, size and sector. The Nasdaq Global Index Family covers 45 countries and approximately 9,000 securities.

DWA, a market leader in data analytics, passive indexing and smart beta strategies, adds to Nasdaq’s robust index portfolio, bringing model-based strategies and analysis to support the financial advisor community, and further strengthens Nasdaq’s position as a leading smart beta index provider in the U.S. As of December 31, 2016, there are $54 billion in assets under management in ETPs that track Nasdaq smart beta indexes.
Market Technology
Powering more than 85 marketplaces in 50 countries, our Market Technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers and corporate businesses. Our Market Technology business is the sales channel for our complete global offering to other marketplaces.
During 2016, we launched the Nasdaq Financial Framework to deliver to our Market Technology clients a single operational core that ties together Nasdaq’s portfolio of technology offerings across the trade lifecycle. This portfolio includes technology solutions for trading, clearing, settlement, surveillance and information dissemination to markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to emerging markets in the Middle East, Latin America and Africa. Our marketplace solutions can handle a wide array of assets, including cash equities, equity derivatives, currencies, various interest-bearing securities, commodities and energy products.
Our trading and data solutions are utilized by exchanges, alternative-trading venues, banks and securities brokers with marketplace offerings of their own. In the post-trade stage, we offer integrated systems solutions for clearing (risk management) and settlement (settlement and delivery) of both cash equities and derivatives to clearing organizations around the world.
Nasdaq’s market technology is utilized by, among others, ASX Limited, Bolsa de Valores de Colombia, Borsa Istanbul A.Ş., Borse Dubai Limited, Bursa Malaysia Berhad, Egyptian Exchange, Hong Kong Exchanges and Clearing Limited, Japan Exchange Group, Inc., NEX Group plc, SBI Japannext Co., Ltd., Singapore Exchange Ltd., SIX Swiss Exchange Ltd and Tokyo Commodity Exchange, Inc.
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
Competition
Market Services
We face intense competition in North America and Europe in businesses that comprise our Market Services segment. We seek to provide market participants with greater functionality, trading system stability, speed of execution, high levels of customer service, and efficient pricing. In both North America and Europe, our competitors include other exchange operators, operators of non-exchange (less-heavily regulated) trading systems and banks and brokerages that operate their own internal trading pools and platforms.
Examples of registered exchanges that compete with our options markets in the U.S. include: Bats BZX Exchange, Inc., or Bats BZX; Bats EDGX Exchange, Inc., or Bats EDGX; BOX Options Exchange LLC; Chicago Board Options Exchange, Incorporated, or CBOE; C2 Options Exchange, Incorporated; Miami International Securities Exchange; MIAX Pearl, LLC, or MIAX Pearl; NYSE Arca, Inc., or NYSE Arca; and NYSE MKT, which operates the NYSE Amex options business. Examples of registered exchanges competing with our cash equities markets in the U.S. include: Bats BYX Exchange, Inc., or Bats BYX; Bats BZX; Bats EDGA Exchange, Inc., or Bats EDGA; Bats EDGX; NYSE; NYSE Arca; NYSE MKT; and The Investors Exchange LLC. In addition to competition from these exchanges, we face competition from ATSs and other less-heavily regulated broker-owned systems, some of which are also known as “dark pools,” and from other types of OTC trading.
Registered exchanges that compete with our cash equities markets in Europe include: BATS Trading Limited; Euronext N.V.; Deutsche Börse A.G.; and London Stock Exchange Group plc, or LSE. We also intensely compete with MTFs, such as that operated by Turquoise Global Holdings Limited. Examples of our competitors in the trading and clearing of options and futures on European equities include: the Eurex Group companies operated by Deutsche Börse A.G., or Eurex; ICE Futures Europe; and the MTF operated by Turquoise Global Holdings Limited. Competition among exchanges for trading European equity derivatives tends to occur where there is competition in the trading of the underlying equities. In addition to exchange-based competition, we face competition from OTC derivative markets.
The implementation of MiFID II and MiFIR over the next several years is expected to lead to further competitive pressure on our European trading business. MTFs are already attracting a significant share of electronically matched volume. With the regulatory environment likely to become more favorable to alternative trading venues, we expect such venues to compete aggressively for the trading of equity securities listed on our Nordic exchanges. Electronic trading systems pursuing block business will also remain active in Europe. In responding to current and potential competition, we constantly review our pricing and product offerings.
Our FICC business also operates in an intensely competitive environment. Our trading platform for benchmark U.S. treasuries faces competition from both long-established and newly emerging electronic and voice brokerages, and the operating environment remains extremely challenging. Our European fixed income products and services are subject to relentless competitive pressure from OTC dealers as well as exchanges. Our suite of commodity-related products and services is in many cases designed to challenge the more established players.
Our Trade Management Services business competes with other exchange operators, extranet providers, and data center providers.
Corporate Services
In our corporate solutions business, competition is varied and can be fragmented. In investor relations services, there are many regional competitors and relatively few global providers. Other exchange operators are partnering with firms that have capabilities in this area and seeking to acquire relevant assets in order to provide investor relations services to customers alongside listing services. The competitive landscape for public relations services includes large providers of traditional wire services, full-service providers, who offer wire distribution along with audience targeting, monitoring and analytics services, and a large number of regional and niche providers. In multimedia solutions and webhosting, competition is fragmented and includes firms that address enterprise buyers, offering them either managed or self-service capabilities. The competitive landscape for governance solutions varies by sector and geography. Most vendors in the market offer software-as-a-service solutions that are supported by a data center strategy. Many vendors offer specialized services that focus on a niche sector while the larger players in the market may offer additional services around corporate governance. Customers frequently seek single-source providers that are able to address a broad range of needs within a single platform.
Our listing services in both the U.S. and Europe are a means of facilitating capital formation through public capital markets. There are competing ways of raising capital, and we seek to demonstrate the benefits of listing shares on an exchange. Our primary competitor for larger company stock share listings in the U.S. is NYSE. The Nasdaq Stock Market also competes with NYSE MKT for listing of shares of smaller companies. In addition, Bats BZX competes for ETP listings. The Nasdaq Stock Market also competes with local and international markets located outside the U.S. for listings of equity securities of both U.S. and non-U.S. companies that choose to list (or dual-list) outside of their home country. For example, The Nasdaq Stock Market competes for listings with exchanges in Europe and Asia, such as LSE and The Stock Exchange of Hong Kong Limited.
The listings business in Europe is characterized by a large number of exchanges competing for new or secondary listings.

Each country has one or more national exchanges, which are often the first choice of companies in each respective country. For those considering an alternative, examples of competing European exchanges that frequently attract many listings from outside their respective home countries include LSE, Euronext N.V. and Deutsche Börse A.G. In addition to the larger exchanges, companies seeking capital or liquidity from public capital markets are able to raise capital without a regulated market listing and can consider trading their shares on smaller markets and quoting facilities.
Information Services
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
The sale of our proprietary data products in both the U.S. and Europe is under competitive threat from alternative exchanges and trading venues that offer similar products. Our data business competes with other exchanges and third party vendors to provide information to market participants. Examples of our competitors in proprietary data products are: Intercontinental Exchange, Inc., or ICE; Bats Global Markets, Inc., or BATS; S&P Global Inc.; and Dow Jones & Company.
The consolidated data business is under competitive pressure from other securities exchanges that trade Nasdaq-listed securities. In addition, The Nasdaq Stock Market similarly competes for the tape fees from the sale of information on securities listed on other markets.
Our Index Licensing and Services business faces competition from providers of various competing financial indexes. For example, there are a number of indexes that aim to track the technology sector and thereby compete with the Nasdaq-100 Index and the Nasdaq Composite Index. We face competition from investment banks, dedicated index providers, markets and other product developers.
Market Technology
The traditional model, where each exchange or exchange-related business developed its own technology internally, sometimes aided by consultants, has changed, as many operators have recognized the cost-savings made possible by buying technology from third parties. As a result, two types of competitors have emerged in our Market Technology segment: exchange operators and technology providers unaffiliated with exchanges. These organizations make available a range of off-the-shelf technology, including trading, clearing, market surveillance, settlement, depository and information dissemination, and offer customization and operation expertise.

There is a wide range of providers that compete with us in surveillance, as well as governance, risk and compliance solutions. In surveillance, standardization of products and budget pressures drive customers to focus on pricing. In governance, risk and compliance, our products must compete with solutions that are often part of larger suites, such as those related to information technology management or general business management.
Market conditions in this segment are evolving rapidly, which makes continuous investment and innovation a necessity.
Technology
Technology plays a key role in ensuring the growth, reliability and regulation of financial markets. We have established a technology risk program to consider the resiliency of critical systems. This program is focused on (i) identifying areas for improvement in systems and (ii) implementing changes and upgrades to technology and processes to minimize future risk. We have continued our focus on improving the security of our technology with an emphasis on employee awareness through training, targeted phishing campaigns, and new tool deployment for our securities operations team. In 2016, we expanded this program to include recently acquired companies.
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
Data Centers. Nasdaq utilizes data center facilities in key global regions to support our markets, technology services, disaster recovery capabilities and operations centers. In 2016, we continued to migrate systems to our facility in Chicago as well as completed migration to a new data center in Sweden.
Blockchain Initiatives. During 2016, we continued to develop Nasdaq Linq, a solution based on blockchain-enabled technology, that may be used to expand and enhance issuers’ equity management capabilities. We also are completing work on a proof of concept for proxy voting in Estonia and announced the incorporation of blockchain services into the new Nasdaq Financial Framework.
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
Over time, we have accumulated a robust portfolio of issued patents in the U.S., Europe and in other parts of the world. We currently hold rights to patents relating to certain aspects of our products, systems, software and services, but we primarily rely on the innovative skills, technical competence and marketing abilities of our personnel. Hence, no single patent is in itself essential to us as a whole or any of our principal business areas.
We also maintain copyright protection in our Nasdaq-branded materials.
Corporate Venture Practice
In 2017, Nasdaq expects to establish a corporate venture practice to invest primarily in financial technology companies. Nasdaq envisions that investments made through the venture practice will further our organic research and development efforts, and accelerate our path to commercial viability, in the same way previous investments have supported our blockchain and machine intelligence initiatives. Nasdaq expects that the capital invested will be modest and will not have a material impact on our consolidated financial statements or existing capital return or deployment priorities.
Regulation
We are subject to extensive regulation in the U.S., Canada and Europe.
U.S. Regulation
U.S. federal securities laws establish a system of cooperative regulation of securities markets, market participants and listed companies. SROs conduct the day-to-day administration and regulation of the nation’s securities markets under the close supervision of, and subject to extensive regulation, oversight and enforcement by, the SEC. SROs, such as national securities exchanges, are registered with the SEC.
This regulatory framework applies to our U.S. business in the following ways:

•	regulation of our registered national securities exchanges; and

•	regulation of our U.S. broker-dealer subsidiaries.
The rules and regulations that apply to our business are focused primarily on safeguarding the integrity of the securities markets and of market participants and investors generally. Accordingly, our board of directors, officers, and employees must give due regard to the preservation of the independence of the self-

regulatory function of each of our SROs and to their obligations to investors and the general public, and may not take any actions that would interfere with the effectuation of decisions by the boards of directors of any of our SROs relating to their regulatory functions, or that would interfere with the ability of any of our SROs to carry out their responsibilities under the Exchange Act. Although the rules and regulations that apply to our business are not focused on the protection of our stockholders, we believe that regulation improves the quality of exchanges and, therefore, our company. U.S. federal securities laws and the rules that govern our operations are subject to frequent change.
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
Nasdaq currently operates three cash equity and six options markets in the U.S. We operate The Nasdaq Stock Market and The Nasdaq Options Market pursuant to The Nasdaq Stock Market’s SRO license; Nasdaq BX and Nasdaq BX Options pursuant to Nasdaq BX’s SRO license; Nasdaq PSX and Nasdaq PHLX pursuant to Nasdaq PHLX’s SRO license; and Nasdaq ISE, Nasdaq GMNI and Nasdaq MCRY, each under their own SRO license. As SROs, each entity has separate rules pertaining to its broker-dealer members and listed companies. Broker-dealers that choose to become members of our exchanges are subject to the rules of those exchanges.
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
Pursuant to regulatory services agreements between FINRA and our SROs, FINRA provides certain regulatory services to our markets, including the regulation of trading activity and surveillance and investigative functions. Nevertheless, we have a direct regulatory role in conducting certain real-time market monitoring, certain equity surveillance not involving cross-market activity, most options surveillance, most rulemaking and some membership functions through our MarketWatch department. We refer suspicious trading behavior discovered by our regulatory staff to FINRA for further investigation. Our SROs retain ultimate regulatory responsibility for all regulatory activities performed under regulatory agreements by FINRA, and for fulfilling all regulatory obligations for which FINRA does not have responsibility under the regulatory services agreements.

In addition to its other SRO responsibilities, The Nasdaq Stock Market, as a listing market, also is responsible for overseeing each listed company’s compliance with The Nasdaq Stock Market’s financial and corporate governance standards. Our listing qualifications department evaluates applications submitted by issuers interested in listing their securities on The Nasdaq Stock Market to determine whether the quantitative and qualitative listing standards have been satisfied. Once securities are listed, the listing qualifications department monitors each issuer’s on-going compliance with The Nasdaq Stock Market’s continued listing standards.
Broker-dealer regulation. Nasdaq’s broker-dealer subsidiaries are subject to regulation by the SEC, the SROs and the various state securities regulators. Nasdaq Execution Services, LLC, or Nasdaq Execution Services, currently operates as our routing broker for sending orders from Nasdaq’s U.S. cash equity exchanges and three of our six options exchanges to other venues for execution. Execution Access LLC, or Execution Access, operates as the broker-dealer for our fixed income business, including Nasdaq Fixed Income’s registered ATS for U.S. Treasuries. NPM Securities, LLC operates an ATS involving primary and secondary transactions in unregistered securities (i.e., securities not listed on a registered securities exchange and not registered under Section 12 of the Exchange Act), including acting as the buyer’s and seller’s agent to facilitate private placement transactions on the ATS. SMTX, LLC, or SMTX, also operates as a broker-dealer for NPM. Finally, Nasdaq Capital Markets Advisory LLC, or Nasdaq

Capital Markets Advisory, acts as a third-party advisor to privately-held or publicly-traded companies during IPOs and various other offerings.
Nasdaq Execution Services is registered as a broker-dealer with the SEC and in all 50 states, the District of Columbia and Puerto Rico. It is also a member of FINRA and most of the registered national securities exchanges in the U.S.
Execution Access is registered as a broker-dealer with the SEC and in 22 states and the U.S. Virgin Islands based on business requirements. Additionally, Execution Access is a FINRA member organization. Execution Access operates an SEC registered ATS, which is part of Nasdaq Fixed Income, to trade in U.S. Treasury securities. Execution Access is an introducing broker for trades matched on this ATS. The trades, once matched, are submitted to our fully disclosed clearing broker for clearance and settlement.
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
SMTX is registered as a broker-dealer with the SEC and in 48 states and the District of Columbia based on business requirements. Additionally, SMTX is a FINRA member organization. NPM provides the technological tools and website hosting on a platform that issuers may use for administrative purposes, document execution, handling and storage, and to facilitate communications with participants of tender offers and merger and acquisition transactions. SMTX’s role is to act as information agent with regard to onboarding potential participants, a depositary agent to receive tender of securities and transaction closing funds, and a paying agent to wire funds to participants at the closing.
Nasdaq Capital Markets Advisory is registered as a broker-dealer with the SEC and the State of New York based on business requirements. Additionally, Nasdaq Capital Markets Advisory is a FINRA member organization. Nasdaq Capital Markets Advisory acts as a third-party advisor to privately-held or publicly-traded companies during their initial public offerings, follow-on equity offerings, at-the-market equity offerings, private placement offerings and Regulation A equity offerings. Nasdaq Capital Markets Advisory’s role is limited to providing a company, or an investment bank on behalf of a company, with reports, profiles and other pertinent advisory information. Nasdaq Capital Markets Advisory does not act as an underwriter, syndicate group member or placement agent for any company, select underwriters or syndicate group members, hold funds or securities, accept investor indications of interest, solicit investors or decide which investors receive securities on behalf of a company.

The SEC, FINRA and the exchanges adopt rules and examine broker-dealers and require strict compliance with their rules and regulations. The SEC, SROs and state securities commissions may conduct administrative proceedings which can result in censures, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or employees. The SEC and state regulators may also institute proceedings against broker-dealers seeking an injunction or other sanction. The SEC and SRO rules cover many aspects of a broker-dealer’s business, including capital structure and withdrawals, sales methods, trade practices among broker-dealers, use and safekeeping of customers’ funds and securities, record-keeping, the financing of customers’ purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. All broker-dealers have an SRO that is assigned by the SEC as the broker-dealer’s DEA. The DEA is responsible for examining a broker-dealer for compliance with the SEC’s financial responsibility rules. FINRA is the current DEA for Nasdaq Execution Services, Execution Access, NPM Securities, SMTX and Nasdaq Capital Markets Advisory.
As registered broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access, NPM Securities, SMTX and Nasdaq Capital Markets Advisory are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. The SEC and FINRA impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the SEC’s Uniform Net Capital Rule and FINRA rules impose certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the SEC and FINRA for certain withdrawals of capital.
As of December 31, 2016, Nasdaq Execution Services, Execution Access, NPM Securities, SMTX and Nasdaq Capital Markets Advisory were in compliance with all of the applicable capital requirements.
Regulatory contractual relationships with FINRA. Our SROs have signed a series of regulatory service agreements covering the services FINRA provides to the respective SROs. Under these agreements, FINRA personnel act as our agents in performing the regulatory functions outlined above, and FINRA bills us a fee for these services. These agreements have enabled us to reduce our headcount while ensuring that the markets for which we are responsible are properly regulated. However, our SROs retain ultimate regulatory responsibility for all regulatory activities performed under these agreements by FINRA.
Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, approved by the SEC with respect to enforcement of common rules relating to common members. Our SROs have entered into several such agreements under which FINRA assumes regulatory responsibility for specifics covered by the agreement, including:

•	agreements with FINRA covering the enforcement of common rules, the majority of which relate to the regulation of our SROs and their members;

•	joint industry agreements with FINRA covering responsibility for enforcement of insider trading rules;

•	joint industry agreement with FINRA covering enforcement of rules related to cash equity sales practices and certain other non-market related rules; and

•	joint industry agreement covering enforcement of rules related to options sales practices.
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
The UTP Plan was filed with and approved by the SEC as a national market system plan in accordance with the Exchange Act and Regulation NMS to provide for the collection, consolidation and dissemination of such information for Nasdaq-listed securities. The Nasdaq Stock Market serves as the processor for the UTP Plan pursuant to a contract that was extended for a five-year term beginning in October 2015. The Nasdaq Stock Market also serves as the administrator for the UTP Plan. As the processor, The Nasdaq Stock Market performs and discharges regulatory functions and responsibilities that are necessary for the members of the UTP Plan to discharge the regulatory functions related to the operation of a national market system that have been delegated to them under the Exchange Act and Regulation NMS. To fulfill its obligations as the processor, The Nasdaq Stock Market has designed, implemented, maintained, and operated a data processing and communications system, hardware, and software and communications infrastructure to provide processing for the UTP Plan. As the administrator, The Nasdaq Stock Market manages the distribution of market data, the collection of the resulting market data revenue, and the dissemination of that revenue to plan members.
Regulation SCI. Effective as of November 2015, Regulation SCI is a set of rules designed to strengthen the technology infrastructure of the U.S. securities markets. Regulation SCI applies to national securities exchanges, operators of certain ATSs, market data information providers and clearing agencies, subjecting these entities to extensive new compliance obligations, with the goals of reducing the occurrence of technical issues that disrupt the securities markets and improving recovery time when disruptions occur. We implemented an inter-disciplinary program to ensure compliance with Regulation SCI. New Regulation SCI policies and procedures were created, internal policies and procedures were updated, and an information technology governance program was rolled out to ensure compliance.
Regulation of Registered Investment Advisor Subsidiary. Our subsidiary DWA is an investment advisor registered with the SEC under the Investment Advisors Act of 1940. In this capacity, DWA is subject to oversight and inspections by the SEC. Among other things, registered investment advisors like DWA must comply with certain disclosure obligations, advertising and fee restrictions and requirements relating to client suitability and custody of funds and securities. Registered investment advisors are also subject to anti-fraud provisions under both federal and state law.
CFTC Regulation. We also operate NFX, a designated contract market under the Commodity Exchange Act that is subject to regulatory oversight by the CFTC, an independent agency with the mandate to regulate commodity futures and options markets in the U.S. The National Futures Association provides regulatory services to NFX pursuant to a regulatory services agreement.
As a designated contract market, NFX is required to comply on an ongoing basis with 23 Core Principles set forth in Section 5(d) of the Commodity Exchange Act and with Part 38 of the CFTC’s regulations. NFX is also subject to the requirements of Part 40 of the CFTC’s regulations with respect to the adoption of new rules or rule amendments and the listing of new products. NFX is subject to CFTC rule enforcement reviews conducted by the CFTC’s Division of Market Oversight. Rule enforcement reviews may examine a designated contract market’s audit trail, trade practice surveillance, disciplinary and dispute resolution programs for compliance with the relevant Core Principles.
The Dodd-Frank Wall Street Reform and Consumer Protection Act also has resulted in increased CFTC regulation of our use of certain regulated derivatives products, as well as the operations of some of our subsidiaries outside the U.S. and their customers.
Canadian Regulation
Regulation of Nasdaq CXC and its three markets in Canada is performed by the Canadian Securities Administrators, an umbrella organization of Canada’s provincial and territorial securities regulators. Operating in Ontario, Nasdaq CXC’s lead regulator is the Ontario Securities Commission. As an approved

ATS, Nasdaq CXC is subject to the Marketplace Rules (National Instrument 21-101 and National Instrument 23-101), which include requirements for fair access, transparency of operations, systems and confidentiality of trading information. As an ATS, Nasdaq CXC is also a member of the Investment Industry Regulatory Organization of Canada and must comply with its dealer member rules. In December 2016, Nasdaq CXC also filed an application to operate as an exchange in Canada which is pending regulatory approval.
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
MiFID II and MiFIR were adopted in 2014. These regulations will primarily affect our European trading businesses as they are implemented over the next few years. Many of the provisions of MiFID II and MiFIR will be implemented through technical standards drafted by the European Securities and Markets Authority and approved by the European Commission. Implementation is ongoing and both MiFID II and MiFIR will apply to the European Union member states by early 2018. In addition, in 2016, the European Union adopted legislation on governance and control of the production and use of benchmark indexes. The so-called Benchmark Regulation will apply in the European Union by early 2018. As the regulatory environment continues to change and related opportunities arise, we intend to continue product development, and ensure that the exchanges and clearinghouses that comprise Nasdaq Nordic and Nasdaq Baltic maintain favorable liquidity and offer efficient trading.
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
Nasdaq Stockholm’s exchange activities are regulated primarily by the SSMA, which sets up basic requirements regarding the board of the exchange and its share capital, and which also outlines the conditions on which exchange licenses are issued. The SSMA also provides that any changes to the exchange’s articles of association following initial registration must be approved by the SFSA. Nasdaq Clearing holds the license as a CCP under EMIR.
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
Employees
As of December 31, 2016, Nasdaq had 4,325 employees.
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
Our business performance is impacted by a number of factors, including general economic conditions in both the U.S. and Europe, market volatility, changes in investment patterns and priorities, and other factors that are generally beyond our control. To the extent that global or national economic conditions weaken, our business is likely to be negatively impacted. Adverse market conditions could reduce customer demand for our services and the ability of our customers, lenders and other counterparties to meet their obligations to us. Poor economic conditions may result in a decline in trading volumes or values, deterioration of the economic welfare of our listed companies and a reduction in the demand for our products, including our data, index, corporate solutions and market technology products. Trading volumes and values are driven primarily by general market conditions and declines in trading volumes or values may affect our market share and impact our pricing. In addition, our Market Services businesses receive revenues from a relatively small number of customers concentrated in the financial industry, so any event that impacts one or more customers or the financial industry in general could impact our revenues.
The number of listings on our markets is primarily influenced by factors such as investor demand, the global economy, available sources of financing, and tax and regulatory policies. Adverse conditions may jeopardize the ability of our listed companies to comply with the continued listing requirements of our exchanges.
Information Services revenues also may be significantly affected by global economic conditions. Professional subscriptions to our data products are at risk if staff reductions occur in financial services companies, which could result in significant reductions in our professional user revenue. In addition, adverse market conditions may cause reductions in the number of non-professional investors with investments in the market and in ETP assets under management tracking Nasdaq indexes.
Finally, there may be less demand for our Corporate Solutions or Market Technology products if global economic conditions are weak.
A reduction in trading volumes or values, market share of trading, the number of our listed companies, or demand for Information Services, Corporate Solutions or Market Technology products due to economic conditions or other market factors could adversely affect our business, financial condition and operating results.
Our industry is highly competitive.
We face intense competition from other exchanges and markets for market share of trading activity and listings. In addition, our Data Products, Index Licensing and Services, Corporate Solutions and Market Technology businesses face significant competition from other market participants. This competition includes both product and price competition. Increased competition may result in a decline in our share of trading activity, listings and demand for the products we offer, thereby adversely affecting our operating results.
The liberalization and globalization of world markets has resulted in greater mobility of capital, greater international participation in local markets and more competition. As a result, both in the U.S. and in other countries, the competition among exchanges and other execution venues has become more intense. In the last several decades, many marketplaces in both Europe and the U.S. have demutualized to provide greater flexibility for future growth. Marketplaces in both Europe and the U.S. have also merged to achieve greater economies of scale and scope. The proposed mergers of the LSE with Deutsche Börse A.G. and of CBOE with BATS are two current examples of pending consolidation among marketplaces.
Regulatory changes, such as MiFID, also have facilitated the entry of new participants in the European Union that compete with our European markets. The regulatory environment, both in the U.S. and in Europe, is structured to maintain this environment of intense competition. In addition, a high proportion of business in the securities markets is becoming concentrated in a smaller number of institutions and our revenue may therefore become concentrated in a smaller number of customers.
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
We face intense price competition in all areas of our business. In particular, the trading industry is characterized by intense price competition. We have in the past lowered prices, and in the U.S., increased rebates for trade executions to attempt to gain or maintain market share. These strategies have not always been successful and have at times hurt operating performance. Additionally, we have also been, and may once again be, required to adjust pricing to respond to actions by competitors, which could adversely impact operating results. We are also subject to potential price competition from new competitors and from new and existing competitors. We also compete with respect to the pricing of data products and with respect to products for pre-trade book data and for post-trade last sale data. In the future, our competitors may offer rebates for quotes and trades on their systems. In addition, pricing in our Corporate Services, Index Licensing and Services and Market Technology businesses is subject to competitive pressures. If we are unable to compete successfully in respect to the pricing of our services and products, our business, financial condition and operating results may be adversely affected.
System limitations or failures could harm our business.
Our businesses depend on the integrity and performance of the technology, computer and communications systems supporting them. If our systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. These consequences could result in service outages, lower trading volumes or values, financial losses, decreased customer service and satisfaction and regulatory sanctions. Our markets and the markets that rely on our technology have experienced systems failures and delays in the past and could experience future systems failures and delays.
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
A decline in trading and clearing volumes or values or market share will decrease our trading and clearing revenues.
Trading and clearing volumes and values are directly affected by economic, political and market conditions, broad trends in business and finance, unforeseen market closures or other disruptions in trading, the level and volatility of interest rates, inflation, changes in price levels of securities and the overall level of investor confidence. In recent years, trading and clearing volumes and values across our markets have fluctuated significantly depending on market conditions and other factors beyond our control. Current initiatives being considered by regulators and governments could have a material adverse effect on overall trading and clearing volumes or values. Because a significant percentage of our revenues is tied directly to the volume or value of securities traded and cleared on our markets, it is likely that a general decline in trading and clearing volumes or values would lower revenues and may adversely affect our operating results if we are unable to offset falling volumes or values through pricing changes. Declines in trading and clearing volumes or values may also impact our market share or pricing structures and adversely affect our business and financial condition.
If our total market share in securities continues to decrease relative to our competitors, our venues may be viewed as less attractive sources of liquidity. If growth in overall trading volume or value of these securities does not offset continued declines in our market share, or if our exchanges are perceived to be less liquid, then our business, financial condition and operating results could be adversely affected.
Since some of our exchanges offer clearing services in addition to trading services, a decline in market share of trading could lead to a decline in clearing revenues. Declines in market share also could result in issuers viewing the value of a listing on our exchanges as less attractive, thereby adversely affecting our listing business. Finally, declines in market share of Nasdaq-listed securities could lower The Nasdaq Stock Market’s share of tape pool revenues under the consolidated data plans, thereby reducing the revenues of our Data Products business.
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
While we continue to employ resources to monitor our systems and protect our infrastructure, these measures may prove insufficient depending upon the attack or threat posed. Any system issue, whether as a result of an intentional breach or a natural disaster, could damage our reputation and cause us to lose customers, experience lower trading volumes or values, incur significant liabilities or otherwise have a negative impact on our business, financial condition and operating results. Any system breach may go undetected for an extended period of time. We also could incur significant expense in addressing any of these problems and in addressing related data security and privacy concerns.
The success of our business depends on our ability to keep up with rapid technological and other competitive changes affecting our industry. Specifically, we must complete development of, successfully implement and maintain platforms that have the functionality, performance, capacity, reliability and speed required by our business and our regulators, as well as by our customers.
The markets in which we compete are characterized by rapidly changing technology, evolving industry and regulatory standards, frequent enhancements to existing products and services, the adoption of new services and products and changing customer demands. We may not be able to keep up with rapid technological and other competitive changes affecting our industry. For example, we must continue to enhance our platforms to remain competitive as well as to address our regulatory responsibilities, and our business will be negatively affected if our platforms or the technology solutions we sell to our customers fail to function as expected. If we are unable to develop our platforms to include other products and markets, or if our platforms do not have the required functionality, performance, capacity, reliability and speed required by our business and our regulators, as well as by our customers, we may not be able to compete successfully. Further, our failure to anticipate or respond adequately to changes in technology and customer preferences or any significant delays in product development efforts, could have a material adverse effect on our business, financial condition and operating results.
We may not be able to successfully integrate acquired businesses, which may result in an inability to realize the anticipated benefits of our acquisitions.

We must rationalize, coordinate and integrate the operations of our acquired businesses, including ISE, Nasdaq CXC, Marketwired and Boardvantage. This process involves complex technological, operational and personnel-related challenges, which are time-consuming and expensive and may disrupt our business. The difficulties, costs and delays that could be encountered may include:

•
difficulties, costs or complications in combining the companies’ operations, including technology platforms, which could lead to us not achieving the synergies we anticipate or customers not renewing their contracts with us as we migrate platforms;

•	incompatibility of systems and operating methods;

•	reliance on a deal partner for transition services, including billing services;

•	inability to use capital assets efficiently to develop the business of the combined company;

•	difficulties of complying with government-imposed regulations in the U.S. and abroad, which may be conflicting;

•	resolving possible inconsistencies in standards, controls, procedures and policies, business cultures and compensation structures;

•	the diversion of management’s attention from ongoing business concerns and other strategic opportunities;

•	difficulties in operating acquired businesses in parallel with similar businesses that we operated previously;

•	difficulties in operating businesses we have not operated before;

•	difficulties of integrating multiple acquired businesses simultaneously;

•	the retention of key employees and management;

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
Should we need to raise funds through issuing additional equity, our equity holders will suffer dilution. Should we need to raise funds through incurring additional debt, we may become subject to covenants even more restrictive than those contained in our credit facilities, the indentures governing our notes and our other debt instruments. Furthermore, if adverse economic conditions occur, we could experience decreased revenues from our operations which could affect our ability to satisfy financial and other restrictive covenants to which we are subject under our existing indebtedness.
We operate in a highly regulated industry and may be subject to censures, fines and enforcement proceedings if we fail to comply with regulatory obligations that can be ambiguous and can change unexpectedly.
We operate in a highly regulated industry and are subject to extensive regulation in the U.S., Europe and Canada. The securities trading industry is subject to significant regulatory oversight and could be subject to increased governmental and public scrutiny in the future that can change in response to global conditions and events.
Our ability to comply with complex and changing regulation is largely dependent on our establishment and maintenance of compliance, audit and reporting systems that can quickly adapt and respond, as well as our ability to attract and retain qualified compliance and other risk management personnel. While we have policies and procedures to identify, monitor and manage our risks and regulatory obligations, we cannot assure you that our policies and procedures will always be effective or that we will always be successful in monitoring or evaluating the risks to which we are or may be exposed.
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

For example, during 2016, the SFSA and the other Nordic financial supervisory authorities conducted investigations of cybersecurity processes at our Nordic exchanges and clearinghouse. In December 2016, we were issued a $6 million fine by the SFSA as a result of findings in connection with its investigation. The SFSA’s conclusions related to governance issues rather than systems and platform security. We have appealed the SFSA’s decision, including the amount of the fine.
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
Under current U.S. federal securities laws, changes in the rules and operations of our securities markets, including our pricing structure, must be reviewed and in many cases explicitly approved by the SEC. The SEC may approve, disapprove, or recommend changes to proposals that we submit. In addition, the SEC may delay either the approval process or the initiation of the public comment process. Any delay in approving changes, or the altering of any proposed change, could have an adverse effect on our business, financial condition and operating results. We must compete not only with ATSs that are not subject to the same SEC approval process but also with other exchanges that may have lower regulation and surveillance costs than us. There is a risk that trading will shift to exchanges that charge lower fees because, among other reasons, they spend significantly less on regulation. In addition, favorable SEC rulings and interpretations can be challenged in and reversed by federal courts of appeals, reducing or eliminating the value of such prior interpretations.
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
Our non-U.S. business is subject to regulatory oversight in all the countries in which we operate regulated businesses, such as exchanges, clearinghouses or central securities depositories. The non-U.S. countries in which we currently operate or share ownership in regulated businesses include Canada, Sweden, Finland, Denmark, Iceland, Estonia, Lithuania, Latvia, Norway, Armenia, the Netherlands and the United Kingdom. In all the aforementioned countries, we have received authorization from the relevant authorities to conduct our regulated business activities. The authorities may revoke this authorization if we do not suitably carry out our regulated business activities. The authorities are also entitled to request that we adopt measures in order to ensure that we continue to fulfill the authorities’ requirements.
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
In 2015, the SEC created an Equity Market Structure Advisory Committee to consider and opine on market structure issues relevant to Nasdaq’s three U.S. equities markets. Within the past year, the Advisory Committee held three meetings and discussed a wide range of issues, including order routing, best execution, access fees and maker-taker pricing, market data fees, and securities information processors. The Advisory Committee has recommended that the SEC conduct an Access Fee Pilot that could limit the ability of Nasdaq’s three cash equities exchanges to assess fees and could impact the overall revenue of these exchanges. Additionally, the SEC recently extended the announced sunset of this Advisory Committee from February 2017 to August 2017, and further extensions are possible. While these discussions may impact Nasdaq’s business in the future, it is too early to determine which, if any, of the Advisory Committee recommendations the Commission will propose, adopt and implement.
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
Regulatory and legal developments could reduce the amount of revenue that we earn from our proprietary data products. In the U.S., we generally are required to file with the SEC to establish or modify the fees that we charge for our data products. In recent years, certain industry groups have objected to the ability of exchanges to charge for certain data products. We have defeated two challenges in federal appeals court and an additional challenge at the administrative level within the SEC. However, the industry challengers have sought additional review of that administrative decision by the full SEC. That SEC review remains pending and, when resolved, it may be appealed to a federal court of appeals. If the results of the full SEC review and any subsequent appeal are detrimental to our U.S. exchanges’ ability to charge for data products, there could be a negative impact on our revenues. We cannot predict whether, or in what form, any regulatory changes will be implemented, or their potential impact on our business. A determination by the SEC, for example, to link data fees to marginal costs, to take a more active role in the data rate-setting process, or to reduce the current levels of data fees could have an adverse effect on our Data Products revenues.
In Canada, all new marketplace fees and changes to existing fees, including trading and data fees, must be filed with and approved by the Ontario Securities Commission. In 2016, the Canadian Securities Administrators approved amendments that impose a fee cap for trading fees and the adoption of a Data Fees Methodology that restricts the total amount of fees that can be charged by all marketplaces to a reference level that is not yet defined. Until this reference is established, increases in market data fees will not be permitted. When a reference is established, all marketplaces will be subject to annual reviews of their market data fees tying market data revenues to market share.
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
On August 22, 2013, we experienced an outage in the exclusive processor system we maintain and operate on behalf of all exchanges that trade Nasdaq-listed stocks that resulted in a market-wide trading halt lasting approximately three hours. Following this system outage, the SEC and others evaluated all infrastructure that is critical to the national market system, including the processor systems. Nasdaq, as technology provider to the UTP Operating Committee, proposed, received approval for, and implemented measures to enhance the resiliency of the existing processor system. Additionally, the UTP Operating Committee recently approved Nasdaq’s proposal to transfer the processor technology from its current enhanced platform to Nasdaq’s INET platform. The migration, which was completed in late 2016, further enhanced the resiliency of the processor systems. If, despite these improvement measures, future outages occur or the processor systems fail to function properly while we are operating the systems, it could have an adverse effect on our business, reputation, financial condition or operating results.
Stagnation or decline in the listings market could have an adverse effect on our revenues.
The market for listings is dependent on the prosperity of companies and the availability of risk capital. Although the market for listings over the past couple of years was strong, stagnation or decline in the number of new listings on The Nasdaq Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges will impact our revenues. We recognize revenue from new listings on The Nasdaq Stock Market on a straight-line basis over an estimated six-year service period. As a result, a stagnant market for listings could cause a decrease in revenues for future years. Furthermore, a prolonged decrease in the number of listings could negatively impact the growth of our transactions revenues. Our Corporate Solutions business is also impacted by declines in the listings market or increases in acquisitions activity as there will be fewer publicly-traded customers that need our products.
Any reduction in our credit rating could increase the cost of our funding from the capital markets.
Our long-term debt is currently rated investment grade by two of the major rating agencies. These rating agencies regularly evaluate us and their ratings of our long-term debt are based on a number of factors, including our financial strength and corporate development activity as well as factors not entirely within our control, including conditions affecting the financial services industry generally. There can be no assurance that we will maintain our current ratings. Our failure to maintain those ratings could adversely affect the cost and other terms upon which we are able to obtain funding and increase our cost of capital. A reduction in credit ratings would also result in increases in the cost of our outstanding debt as the interest rate on the outstanding amounts under our credit facilities and most tranches of our senior notes fluctuates based on our credit ratings.
Damage to our reputation or brand name could have a material adverse effect on our businesses.
One of our competitive strengths is our strong reputation and brand name. Various issues may give rise to reputational risk, including issues relating to:

•	our ability to maintain the security of our data and systems;

•	the quality and reliability of our technology platforms and systems;

•	the ability to fulfill our regulatory obligations;

•	the ability to execute our business plan, key initiatives or new business ventures and the ability to keep up with changing customer demand;

•	the representation of our business in the media;

•	the accuracy of our financial statements and other financial and statistical information;

•	the accuracy of our financial guidance or other information provided to our investors;

•	the quality of our corporate governance structure;

•
the quality of our products, including the reliability of our transaction-based, Corporate Solutions and Market Technology products, the accuracy of the quote and trade information provided by our Data Products business and the accuracy of calculations used by our Index Licensing and Services business for indexes and unit investment trusts;

•	the quality of our disclosure controls or internal controls over financial reporting, including any failures in supervision;

•	extreme price volatility on our markets;

•	any negative publicity surrounding our listed companies; and

•	any misconduct, fraudulent activity or theft by our employees or other persons formerly or currently associated with us.
Damage to our reputation could cause some issuers not to list their securities on our exchanges, as well as reduce the trading volumes or values on our exchanges or cause us to lose customers in our Data Products, Index Licensing and Services, Corporate Solutions or Market Technology businesses. This, in turn, may have a material adverse effect on our business, financial condition and operating results.
We may be required to recognize impairments of our goodwill, intangible assets or other long-lived assets in the future.
Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2016, goodwill totaled approximately $6.0 billion and intangible assets, net of accumulated amortization, totaled approximately $2.1 billion. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.
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
As discussed in “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Acquired Intangible Assets,” to the consolidated financial statements, we recorded an indefinite-lived intangible asset impairment charge of $578 million in 2016 and $119 million in 2015. In addition, we recorded asset impairment charges of $49 million in 2014.
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
Any one of these factors could have a material adverse effect on our business, financial condition and operating results by causing a substantial decline in the financial services markets and reducing trading volumes or values. In particular, our U.S. business operations are heavily concentrated on the East Coast, and our European business operations are heavily concentrated in Stockholm. Any event that affects either of those geographic areas could potentially affect our ability to operate our businesses.
Additionally, since borrowings under our credit facilities bear interest at variable rates, any increase in interest rates on debt that we have not fixed using interest rate hedges will increase our interest expense, reduce our cash flow or increase the cost of future borrowings or refinancings. Other than variable rate debt, we believe our business has relatively large fixed costs and low variable costs, which magnifies the impact of revenue fluctuations on our operating results. As a result, a decline in our revenue may lead to a relatively larger impact on operating results. A substantial portion of our operating expenses will be related to personnel costs, regulation and corporate overhead, none of which can be adjusted quickly and some of which cannot be adjusted at all. Our operating expense levels will be based on our expectations for future revenue. If actual revenue is below management’s expectations, or if our expenses increase before revenues do, both revenues less transaction-based expenses and operating results would be materially and adversely affected. Because of these factors, it is possible that our operating results or other operating metrics may fail to meet the expectations of stock market analysts and investors. If this happens, the market price of our common stock may be adversely affected.
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
In addition, one of our broker-dealer subsidiaries, Execution Access, has a clearing arrangement with Cantor Fitzgerald & Co., or Cantor Fitzgerald. As of December 31, 2016, we have contributed $20 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk. Although we believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies, no guarantee can be provided that these arrangements will at all times be sufficient.
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

Our indebtedness as of December 31, 2016 was approximately $3.6 billion. We also may borrow up to an additional $749 million under our revolving credit facility.
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
In addition, we must comply with the covenants in our credit facilities. Among other things, these covenants restrict our ability to grant liens, incur additional indebtedness, pay dividends, dispose of assets and conduct transactions with affiliates. Failure to meet any of the covenant terms of our credit facilities could result in an event of default. If an event of default occurs, and we are unable to receive a waiver of default, our lenders may increase our borrowing costs, restrict our ability to obtain additional borrowings and accelerate all amounts outstanding. Our credit facilities allow us to pay cash dividends on our common stock as long as certain leverage ratios are maintained.
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
We rely on third parties for regulatory, data center, data storage, data content, clearing and other services. To the extent that any of our vendors or other third-party service providers experiences difficulties, materially changes their business relationship with us or is unable for any reason to perform their obligations, our business or our reputation may be materially adversely affected.

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
In addition, unremitted earnings of subsidiaries outside of the U.S. are used to finance our international operations and are generally considered to be indefinitely reinvested. It is not our current intent to change this position. However, the majority of cash held outside the U.S. is available for repatriation, but under current law, could subject us to additional U.S. income taxes, less applicable foreign tax credits.
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
Over the past several years, acquisitions have been significant factors in our growth. Although we cannot predict our rate of growth as the result of acquisitions with complete accuracy, we believe that additional acquisitions and investments or entering into partnerships and joint ventures will be important to our growth strategy. Such transactions may be material in size and scope. Many of the other potential purchasers of assets in our industry have greater financial resources than we have. Therefore, we cannot be sure that we will be able to complete future transactions on terms favorable to us.
We may finance future acquisitions by issuing additional equity and/or debt. The issuance of additional equity in connection with any such transaction could be substantially dilutive to existing shareholders. In addition, announcement or implementation of future transactions by us or others could have a material effect on the price of our common stock. The issuance of additional debt could increase our leverage substantially. We could face financial risks associated with incurring additional debt, particularly if the debt results in significant incremental leverage. Additional debt may reduce our liquidity, curtail our access to financing markets, impact our standing with credit agencies and increase the cash flow required for debt service. Any incremental debt incurred to finance an acquisition could also place significant constraints on the operation of our business.
Furthermore, any future acquisitions or investments in businesses or facilities could entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition business relationships;

•	increased operating costs;

•	the diversion of our management team from other operations;

•	problems with regulatory bodies;

•	declines in the value of investments;

•	exposure to unanticipated liabilities;

•	difficulties in realizing projected efficiencies, synergies and cost savings; and

•	changes in our credit rating and financing costs.

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
The operations of our non-U.S. business are subject to the risk inherent in international operations, including but not limited to, risks with respect to operating in Iceland, the Baltics, the Middle East, Africa and Asia. Our expansion into lower cost locations, such as Lithuania, India and the Philippines, may increase operational risk. Some of these economies may be subject to greater political, economic and social uncertainties than countries with more developed institutional structures. Political, economic or social events or developments in one or more of these countries could adversely affect our operations and financial results.
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
We have methods to identify, monitor and manage our risks, including oversight of risk management by Nasdaq’s Global Risk Steering Committee, which is comprised of employees and is responsible for regularly reviewing risks for materiality and referring significant risks to the board of directors or specific board committees. However, these methods may not be fully effective. Some of our risk management methods may depend upon evaluation of information regarding markets, customers or other matters. That information may not in all cases be accurate, complete, up-to-date or properly evaluated. If our methods are not effective or we are not successful in monitoring or evaluating the risks to which we are or may be exposed, our business, reputation, financial condition and operating results could be materially adversely affected.
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
In accordance with U.S. GAAP, we are accounting for the completion of our acquisitions using the acquisition method of accounting. We are allocating the total estimated purchase prices to net tangible assets, amortizable intangible assets and indefinite-lived intangible assets, and based on their fair values as of the date of completion of the acquisitions, recording the excess of the purchase price over those fair values as goodwill. Our financial results, including earnings per share, could be adversely affected by a number of financial adjustments required by U.S. GAAP including the following:

•	we may incur additional amortization expense over the estimated useful lives of certain of the intangible assets acquired in connection with acquisitions during such estimated useful lives;

•	we may have additional depreciation expense as a result of recording acquired tangible assets at fair value, in accordance with U.S. GAAP, as compared to book value as recorded;

•	to the extent the value of goodwill or intangible assets becomes impaired, we may be required to incur material charges relating to the impairment of those assets; and

•	we may incur certain adjustments to reflect the financial condition and operating results under U.S. GAAP and U.S. dollars.
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

Our certificate of incorporation and by-laws:

•	do not permit stockholders to act by written consent;

•	require certain advance notice for director nominations and actions to be taken at annual meetings; and

•	authorize the issuance of undesignated preferred stock, or “blank check” preferred stock, which could be issued by our board of directors without stockholder approval.
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The following is a description of our principal properties.

Location	Use	Size (approximate, in square feet)
Stockholm, Sweden	European headquarters	294,000
New York, New York	U.S. headquarters	113,000
Philadelphia, Pennsylvania	Location of Nasdaq PHLX	83,000
Philadelphia, Pennsylvania	General office space	74,000
New York, New York	General office space	64,000
Bengaluru, India	General office space	63,000
New York, New York	General office space	53,000
Vilnius, Lithuania	General office space	51,000
Rockville, Maryland	General office space	48,000
Manila, Philippines	General office space	36,000
London, England	General office space	31,000
Shelton, Connecticut	General office space	29,000
Sydney, Australia	General office space	29,000
Toronto, Canada	General office space	27,000
Philadelphia, Pennsylvania	General office space	26,000
New York, New York	Location of MarketSite	25,000

Outside the U.S, we also maintain leased locations in Belgium, China, Denmark, Estonia, Finland, France, Germany, Hong Kong, Iceland, Italy, Japan, Latvia, Netherlands, Norway, Singapore, South Korea, Spain, Turkey and the United Arab Emirates. In some countries, we maintain multiple locations.
Within the U.S., we also maintain leased locations in California, Colorado, Illinois, Massachusetts, Missouri, New Jersey, Oregon, Texas, Virginia and Washington, DC. In some states, we maintain multiple locations.
Generally, our properties are not earmarked for use by a particular segment. Instead, most of our properties are used by two or more segments. We believe the facilities we occupy are adequate for the purposes for which they are currently used and are well-maintained.
As of December 31, 2016, approximately 198,000 square feet of space in our facilities was available for sublease.
Item 3. Legal Proceedings.
For further discussion, see “Litigation,” of Note 18, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable.
Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock has been listed on The Nasdaq Stock Market since February 10, 2005, under the ticker symbol “NDAQ.”
The following chart lists the quarterly high and low sales prices for shares of our common stock for fiscal years 2016 and 2015. These prices are between dealers and do not include retail markups, markdowns or other fees and commissions and may not represent actual transactions.

	High	Low
Fiscal 2016
Fourth quarter	$68.94	$63.23
Third quarter	71.01	63.99
Second quarter	65.16	60.84
First quarter	66.09	54.73
Fiscal 2015
Fourth quarter	$59.70	$52.39
Third quarter	53.81	47.42
Second quarter	51.88	47.58
First quarter	50.22	44.27
As of February 22, 2017, we had approximately 319 holders of record of our common stock. As of February 22, 2017, the closing price of our common stock was $71.24.

Cash Dividends on Common Stock
The following table shows quarterly cash dividends declared per common share on our outstanding common stock:

	December 31,
	2016	2015
First quarter	$0.25	$0.15
Second quarter	0.32	0.25
Third quarter	0.32	0.25
Fourth quarter	0.32	0.25
Total	$1.21	$0.90
See “Cash Dividends on Common Stock,” of Note 13, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of the dividends.

Issuer Purchases of Equity Securities
Share Repurchase Program
See “Share Repurchase Program,” of Note 13, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of our share repurchase program.
Employee Transactions
During the fiscal quarter ended December 31, 2016, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.

The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended December 31, 2016:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 2016
Share repurchase program	—	$—	—	$429
Employee transactions	1,944	$67.15	N/A	N/A

November 2016
Share repurchase program	—	$—	—	$—
Employee transactions	1,916	$65.32	N/A	N/A

December 2016
Share repurchase program	—	$—	—	$—
Employee transactions	97,715	$67.76	N/A	N/A

Total Quarter Ended December 31, 2016
Share repurchase program	—	$—	—	$429
Employee transactions	101,575	$67.70	N/A	N/A
There were no shares of common stock repurchased under our share repurchase program during the quarter ended December 31, 2016.

PERFORMANCE GRAPH
The following graph compares the total return of our common stock to the Nasdaq Composite Stock Index, the S&P 500 and a selected peer group for the past five years. The peer group includes ASX Limited, CBOE, CME Group Inc., Deutsche Börse A.G., ICE, LSE, and TMX Group Limited. Information for the indices and the peer group is provided from December 31, 2011 through December 31, 2016. The figures represented below assume an initial investment of $100 in the common stock or index at the closing price on December 31, 2011 and the reinvestment of all dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/11	12/12	12/13	12/14	12/15	12/16
Nasdaq, Inc.	$100.00	$103.69	$167.76	$205.03	$253.02	$297.27
Nasdaq Composite	100.00	116.41	165.47	188.69	200.32	216.54
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
Peer Group	100.00	114.04	179.21	198.12	219.60	260.60

Copyright© 2017 Standard & Poor’s, a division of S&P Global. All rights reserved.

Item 6. Selected Financial Data.
The following table sets forth selected financial data on a historical basis for Nasdaq. The following information should be read in conjunction with the consolidated financial statements and notes thereto of Nasdaq included elsewhere in this Form 10-K. We completed several acquisitions during the years ended December 31, 2016, 2015, 2013 and 2012 and included the financial results of such acquisitions in our consolidated financial statements from the respective acquisition dates.
Selected Financial Data

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in millions, except share and per share amounts)
Statements of Income Data:
Total revenues	$3,705	$3,403	$3,500	$3,211	$3,120
Transaction-based expenses	(1,428)	(1,313)	(1,433)	(1,316)	(1,446)
Revenues less transaction-based expenses	2,277	2,090	2,067	1,895	1,674
Total operating expenses	1,438	1,370	1,313	1,207	984
Operating income	839	720	754	688	690
Net income attributable to Nasdaq	108	428	414	385	352
Per share information:
Basic earnings per share	$0.65	$2.56	$2.45	$2.30	$2.09
Diluted earnings per share	$0.64	$2.50	$2.39	$2.25	$2.04
Cash dividends declared per common share	$1.21	$0.90	$0.58	$0.52	$0.39
Weighted-average common shares outstanding for earnings per share:
Basic	165,182,290	167,285,450	168,926,733	166,932,103	168,254,653
Diluted	168,800,997	171,283,271	173,018,849	171,266,146	172,587,870

	December 31,
	2016	2015	2014	2013	2012
	(in millions)
Balance Sheets Data:
Cash and cash equivalents and financial investments	$648	$502	$601	$587	$720
Total assets	14,150	11,861	12,071	12,563	9,122
Total long-term liabilities	4,638	3,332	3,297	3,579	2,895
Total Nasdaq stockholders' equity	5,430	5,609	5,794	6,184	5,209

Total assets increased $2.3 billion (with a corresponding increase in current liabilities) at December 31, 2016 as compared with December 31, 2015 primarily due to new regulatory rules in 2016 that require all collateral pledged by members of our Nasdaq Clearing business to be recorded on the balance sheet and an increase in goodwill associated with our 2016 acquisitions, partially offset by a pre-tax, non-cash intangible asset impairment charge of $578 million to write off the full value of a trade name. Total assets increased $3.4 billion (with a corresponding increase in current liabilities) at December 31, 2013 compared with December 31, 2012, primarily due to an increase in default funds and margin deposits, reflecting the implementation of our collateral management process for our Nasdaq Clearing business in 2013 and an increase in goodwill and intangible assets associated with the acquisitions of the TR Corporate businesses and eSpeed in 2013.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under “Item 1A. Risk Factors.”
Business Overview
We are a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services. Our global offerings are diverse and include trading and clearing across multiple asset classes, trade management services, data products, financial indexes, capital formation solutions, corporate solutions, and market technology products and services. Our technology powers markets across the globe, supporting equity derivative trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.
For further discussion of our business, see “Item 1. Business.”
Business Environment
We serve listed companies, market participants and investors by providing derivative, commodities, cash equity, and fixed income markets, thereby facilitating economic growth and corporate entrepreneurship. We provide market technology to exchanges, clearing organizations and central securities depositories around the world. We also offer companies and other organizations access to innovative products, software solutions and services that increase transparency, mitigate risk, improve board efficiency and facilitate better corporate governance. In broad terms, our business performance is impacted by a number of drivers including macroeconomic events affecting the risk and return of financial assets, investor sentiment, government and private sector demands for capital, the regulatory environment for capital markets, changing technology, particularly in the financial services industry, and changes in investment patterns and priorities. Our future revenues and net income will continue to be influenced by a number of domestic and international economic trends including, among others:

•	Trading volumes and values in equity derivative, cash equity and FICC, which are driven primarily by overall macroeconomic conditions;

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
Currently our business drivers are defined by investors and companies which have a wait and see posture about the pace of future global economic growth. The current consensus forecast for gross domestic product growth for the U.S. is 1.6% in 2016 and 2.3% in 2017 and the Eurozone is 1.6% in 2016 and 1.4% in 2017. Forecasts for both regions have been experiencing downward revisions over the last year as the outlook for growth deteriorates with significant downward revisions for the Eurozone following Brexit. Very recent forecasts for the U.S., however, have speculated that U.S. economic growth may be stronger than baseline forecasts depending on the fiscal priorities of the new administration. While we expect continued modest annual growth in many of our non-trading segments (Corporate Services, Information Services, and Market Technology), we recognize that there are a number of significant structural and political issues continuing to impact the global economy. Consequently, sustained instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a more cautious outlook by the clients of our non-trading segments. Following elevated volatility levels in the second half of 2015, market volatility remained high in the first quarter of 2016 before declining into the second quarter. Volatility remained at a moderate level throughout the remainder of the year except for two spikes following the results of the Brexit vote and the U.S. presidential election.
Volatility and market uncertainty in 2016 led to the worst year for the number of U.S. IPO listings since 2012. Additional impacts on our business drivers include the international enactment and implementation of new legislative and regulatory initiatives, the evolution of market participants’ trading and investment strategies, and the continued rapid progression and deployment of new technology in the financial services industry. The business environment that influenced our financial performance for 2016 may be characterized as follows:

•	Intense competition among U.S. exchanges and dealer-owned systems for cash equity trading volume and strong competition between MTFs and exchanges in Europe for cash equity trading volume;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets;

•
Headwinds in fund flows and market performance negatively impacted new business and assets under management of existing business in our Index Licensing and Services business during the first half of 2016. However, performance began to improve during the latter part of 2016, with assets under management ending the year higher versus 2015. In addition, we had solid growth in our Data Products business; and

•
Market trends requiring continued investment in technology to meet customers’ and regulators’ demands as markets and participants adapt to a global financial industry, as increasing numbers of new companies are created, and as emerging countries show ongoing interest in developing their financial markets.

2017 Outlook
Our strategy continues to include identifying organic growth within our core business units and developing adjacent opportunities within our core businesses. In addition, our strategy includes identifying acquisitions that both, complement our strengths and extend our capabilities, and offer opportunities for revenue and expense synergies and increased shareholder value.
During 2017, we expect changes in both the competitive and regulatory environments. In the U.S., in 2016, The Investors Exchange LLC became a registered exchange, CBOE and BATS announced their intent to merge as did Deutsche Börse A.G. and LSE. In February 2017, Miami International Securities Exchange launched a second options exchange. We expect intense competition among U.S. equity and options marketplaces to continue and new entrants will be part of our competitive environment. While the willingness of new entrants to commence operations can be taken as a positive sign of good health in the trading industry, as these organizations implement their strategies, they have the potential to affect the competitive environment we face.
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
The following discusses our 2017 outlook for each of our segments:
Market Services
Economic and political uncertainty continue to weigh on the global economy and the debate over future fiscal and monetary policy in the U.S. and Europe continues. We believe that our diversified businesses position us well to compete in an uncertain market environment. If increased levels of market volatility persist in 2017, many of the asset classes within our Market Services segment and our Data Products business will continue to benefit.
NFX continues to experience growth in its energy derivative products. We enter 2017 with a clear opportunity to increase the number of clients running on the NFX platform, and we continue to identify additional products to bring to market.
We expect global markets to continue to be marked by significant change in 2017, driven primarily by regulatory initiatives in the U.S. and Europe as recently adopted regulations and legislation continue to be implemented. These changes could result in the continued fragmentation of cash equity markets, and trading could continue to migrate from exchanges to OTC systems, particularly in the U.S. Conversely, trading in OTC derivatives could begin to move onto exchanges and other execution facilities.
Information Services
As we look toward the future, we continue to make progress to leverage emerging technologies to expand the ways we serve clients, with our launch of the trading and analytics product suite, which just begins to leverage machine intelligence in its logic.
We also continue to make strides in expanding our Index Licensing and Services business, in particular in our smart-beta products, which make up a strong portion of our growing assets under management total. An example of this was launching the first fixed income product leveraging the DWA relative strength methodology, in partnership with State Street Corporation.
Corporate Services
In 2016, our Corporate Solutions business launched Nasdaq IR Insight, our investor relations platform. During 2016, we made significant progress to enhance the client experience. In doing both of these, we created an architectural foundation for our next generation corporate solutions products going forward. In addition, we continued to invest in our Public Relations and Governance businesses through our acquisitions of Marketwired and Boardvantage.
Growth in our Corporate Services segment will depend on a positive economic outlook and a lower level of merger and acquisition transactions.
Volatility in the markets will have a negative impact on the pace of IPOs and consequently on the opportunities for revenue growth in our Listing Services and Corporate Solutions businesses.
Market Technology
In 2016, we announced the Nasdaq Financial Framework, which is our new, modular architecture that will provide next generation capital markets capabilities, including the integration of blockchain technology across the issuance and settlement of securities, as well as cloud-enabled trading and clearing. We expect this next generation platform to contribute meaningfully to our order intake in 2017 and beyond.
In Summary
We believe that our future will continue to be determined by our ability to satisfy our customer's evolving needs and to allocate resources in strategic areas which will yield attractive returns.
Consistent with our long-term strategy, we will continue to leverage our technology strengths and offer new products that expand and strengthen our relationships with existing and new customers.
We believe that our continued focus on meeting our cost, revenue and technology objectives will enable us to benefit from any improving economic conditions in the future. We will continue to look for opportunities to further diversify our business with enhanced product offerings and/or acquisitions that are complementary to our existing businesses.
Business Segments
We manage, operate and provide our products and services in four business segments: Market Services, Corporate Services, Information Services and Market Technology. In 2016, due to changes in our executive leadership and to better reflect how our chief operating decision maker views the businesses, we realigned our reportable segments to integrate the Corporate Solutions and Listing Services businesses into our new Corporate Services segment. Market Technology is now a separate reportable segment. Prior to this change, our Corporate Solutions and Market Technology businesses were part of our Technology Solutions segment. All prior period segment disclosures have been recast to reflect our change in reportable segments. See Note 1, “Organization and Nature of Operations,” and Note 19, “Business Segments,” to the consolidated financial statements for further discussion of our reportable segments and additional financial information about geographic data, as well as how management allocates resources, assesses performance and manages these businesses as four separate segments.
Sources of Revenues and Transaction-Based Expenses
See “Revenue Recognition and Transaction-Based Expenses,” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements for further discussion of our sources of revenues and transaction-based expenses.

Nasdaq’s Operating Results
Key Drivers
The following table includes key drivers for our Market Services, Corporate Services, Information Services and Market Technology segments. In evaluating the performance of our business, our senior management closely evaluates these key drivers.

	Year Ended December 31,
	2016	2015	2014
Market Services
Equity Derivative Trading and Clearing
U.S. equity options
Total industry average daily volume (in millions)	14.4	14.8	15.3
Nasdaq PHLX matched market share	16.0%	16.7%	16.0%
The Nasdaq Options Market matched market share	7.8%	7.7%	10.0%
Nasdaq BX Options matched market share	0.8%	0.8%	0.9%
Nasdaq ISE matched market share(1)	5.8%	—%	—%
Nasdaq GMNI matched market share(1)	1.1%	—%	—%
Nasdaq MCRY matched market share(1)	0.1%	—%	—%
Total matched market share executed on Nasdaq’s exchanges	31.6%	25.2%	26.9%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts(2)	376,730	380,725	358,141
Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	7.35	6.91	6.41
Matched share volume (in billions)	321.6	327.7	326.0
Matched market share executed on The Nasdaq Stock Market	14.0%	15.8%	17.1%
Matched market share executed on Nasdaq BX	2.4%	2.0%	2.5%
Matched market share executed on Nasdaq PSX	1.0%	1.0%	0.6%
Total matched market share executed on Nasdaq’s exchanges	17.4%	18.8%	20.2%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	33.1%	31.8%	30.3%
Total market share(3)	50.5%	50.6%	50.5%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	472,428	437,285	351,772
Total average daily value of shares traded (in billions)	$5.0	$5.1	$4.8
Total market share executed on Nasdaq’s exchanges	63.4%	68.5%	71.5%
FICC
Fixed Income
U.S. fixed income notional trading volume (in billions)	$21,504	$29,234	$37,594
Total average daily volume of Nasdaq Nordic and Nasdaq Baltic fixed income contracts	89,252	108,708	98,948
Nasdaq commodities
Power contracts cleared (TWh)(4)	1,658	1,496	1,564
Corporate Services
Initial public offerings
The Nasdaq Stock Market	91	143	189
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	62	78	47
Total new listings
The Nasdaq Stock Market(5)	283	274	327
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(6)	88	91	72
Number of listed companies
The Nasdaq Stock Market(7)	2,897	2,859	2,782
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(8)	900	852	792
Information Services
Number of licensed exchange traded products	298	222	166
ETP assets under management tracking Nasdaq indexes (in billions)	$124	$114	$99
Market Technology
Order intake (in millions)(9)	$276	$271	$320
Total order value (in millions)(10)	$777	$788	$716
____________

(1)	For the year ended December 31, 2016, matched market share for Nasdaq ISE, Nasdaq GMNI, and Nasdaq MCRY is included since the closing of the ISE acquisition on June 30, 2016.

(2)	Includes Finnish option contracts traded on EUREX Group.

(3)	Includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.

(4)	Transactions executed on Nasdaq Commodities or OTC and reported for clearing to Nasdaq Commodities measured by Terawatt hours (TWh).

(5)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETPs.

(6)	New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.

(7)	Number of listed companies for The Nasdaq Stock Market at period end, including separately listed ETPs.

(8)	Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North at period end.

(9)	Total contract value of orders signed during the period.

(10)
Represents total contract value of signed orders that are yet to be recognized as revenue. Market technology deferred revenue, as discussed in Note 8, “Deferred Revenue,” to the consolidated financial statements, represents consideration received that is yet to be recognized as revenue for these signed orders.

Financial Summary
The following table summarizes our financial performance for the year ended December 31, 2016 when compared with the same period in 2015, and for the year ended December 31, 2015 when compared with the same period in 2014.  The comparability of our results of operations between reported periods is impacted by the acquisitions of Nasdaq CXC and Marketwired in February 2016, Boardvantage in May 2016, ISE in June 2016, and DWA in January 2015. See “2016 Acquisitions” and “2015 Acquisitions,” of Note 4, “Acquisitions,” to the consolidated financial statements for further discussion. For a detailed discussion of our results of operations, see "Segment Operating Results" below.

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$2,277	$2,090	$2,067	8.9%	1.1%
Operating expenses	1,438	1,370	1,313	5.0%	4.3%
Operating income	839	720	754	16.5%	(4.5)%
Interest expense	(135)	(111)	(117)	21.6%	(5.1)%
Asset impairment charges	(578)	—	(49)	100.0%	(100.0)%
Income before income taxes	136	630	594	(78.4)%	6.1%
Income tax provision	28	203	181	(86.2)%	12.2%
Net income attributable to Nasdaq	$108	$428	$414	(74.8)%	3.4%
Diluted earnings per share	$0.64	$2.50	$2.39	(74.4)%	4.6%
Cash dividends declared per common share	$1.21	$0.90	$0.58	34.4%	55.2%

In countries with currencies other than the U.S. dollar, revenues and expenses are translated using monthly average exchange rates. Impacts on our revenues less transaction-based expenses and operating income associated with fluctuations in foreign currency are discussed in more detail under “Item 7A. Quantitative and Qualitative Disclosures about Market Risk.”

* * * * * *
Segment Operating Results
The following table shows our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Market Services	$2,255	$2,084	$2,229	8.2%	(6.5)%
Transaction-based expenses	(1,428)	(1,313)	(1,433)	8.8%	(8.4)%
Market Services revenues less transaction-based expenses	827	771	796	7.3%	(3.1)%
Corporate Services	635	562	552	13.0%	1.8%
Information Services	540	512	473	5.5%	8.2%
Market Technology	275	245	246	12.2%	(0.4)%
Total revenues less transaction-based expenses	$2,277	$2,090	$2,067	8.9%	1.1%

The following charts show our Market Services, Corporate Services, Information Services and Market Technology segments as a percentage of our total revenues less transaction-based expenses of $2,277 million in 2016, $2,090 million in 2015 and $2,067 million in 2014:

MARKET SERVICES
The following table shows total revenues, transaction-based expenses, and total revenues less transaction-based expenses from our Market Services segment:

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$541	$432	$525	25.2%	(17.7)%
Transaction-based expenses:
Transaction rebates	(288)	(223)	(285)	29.1%	(21.8)%
Brokerage, clearance and exchange fees(1)	(25)	(21)	(32)	19.0%	(34.4)%
Equity derivative trading and clearing revenues less transaction-based expenses	228	188	208	21.3%	(9.6)%
Cash Equity Trading Revenues(2)	1,349	1,315	1,335	2.6%	(1.5)%
Transaction-based expenses:
Transaction rebates	(785)	(756)	(780)	3.8%	(3.1)%
Brokerage, clearance and exchange fees(2)	(309)	(306)	(332)	1.0%	(7.8)%
Cash equity trading revenues less transaction-based expenses	255	253	223	0.8%	13.5%
FICC Revenues	99	98	130	1.0%	(24.6)%
Transaction-based expenses:
Transaction rebates	(19)	(4)	—	375.0%	100.0%
Brokerage, clearance and exchange fees	(2)	(3)	(4)	(33.3)%	(25.0)%
FICC revenues less transaction-based expenses	78	91	126	(14.3)%	(27.8)%
Trade Management Services Revenues	266	239	239	11.3%	—%
Total Market Services revenues less transaction-based expenses	$827	$771	$796	7.3%	(3.1)%
____________

(1)
Includes Section 31 fees of $24 million in 2016, $19 million in 2015 and $28 million in 2014. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

(2)
Includes Section 31 fees of $290 million in 2016, $282 million in 2015 and $306 million in 2014. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

Equity Derivative Trading and Clearing Revenues
Equity derivative trading and clearing revenues and equity derivative trading and clearing revenues less transaction-based expenses increased in 2016 compared with 2015 and decreased in 2015 compared with 2014.
The increases in 2016 were primarily due to:

•	the inclusion of revenues from our acquisition of ISE, partially offset by;

•	lower U.S. industry trading volumes; and

•	lower market share at Nasdaq PHLX.
The decreases in 2015 were primarily due to:

•	a decline in overall market share at our three U.S. options exchanges;

•	a decrease in U.S. industry trading volumes; and

•	an unfavorable impact from foreign exchange of $10 million, partially offset by;

•	an increase in trading volumes in European stock options and index futures products.
Further impacting the decrease in equity derivative trading and clearing revenues in 2015 was a decrease in the U.S. average revenue capture rate and a decline in Section 31 pass-through fee revenue. Further impacting the decrease in equity derivative trading and clearing revenues less transaction-based expenses in 2015 was a decrease in the U.S. average net capture rate.
Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses. In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. The increase in 2016 compared with 2015 was primarily due to the inclusion of Section 31 fees from our acquisition of ISE. The decrease in 2015 compared with 2014 was primarily due to lower rates and lower dollar value traded.
Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in 2016 compared with 2015 and decreased in 2015 compared with 2014.
The increase in 2016 was primarily due to:

•	the inclusion of rebates associated with our acquisition of ISE, partially offset by;

•	lower U.S. industry trading volumes; and

•	lower market share at Nasdaq PHLX.
The decrease in 2015 was primarily due to a:

•	decrease in the average rebate rate;

•	decline in overall market share at our three U.S. options exchanges; and

•	decrease in U.S. industry trading volumes.
Brokerage, clearance and exchange fees increased in 2016 compared with 2015 and decreased in 2015 compared with 2014. The increase in 2016 was primarily due to higher Section 31 pass-through fees due to the inclusion of Section 31 fees from our acquisition of ISE. The decrease in 2015 was primarily due to lower Section 31 pass-through fees and a decrease in routing costs due to a decline in volume routed.
Cash Equity Trading Revenues
Cash equity trading revenues and cash equity trading revenues less transaction-based expenses increased in 2016 compared with 2015. The increases in 2016 were primarily due to:

•	the inclusion of revenues associated with our acquisition of Nasdaq CXC; and

•	higher U.S. and European industry trading volumes, partially offset by a;

•	decrease in our overall U.S. and European matched market share executed on Nasdaq’s exchanges.
The increase in cash equity trading revenues less transaction-based expenses in 2016 was also unfavorably impacted by a decrease in the U.S. average net capture rate.
Cash equity trading revenues decreased in 2015 compared with 2014 primarily due to:

•	a decrease in our overall U.S. matched market share executed on Nasdaq’s exchanges;

•	a decline in Section 31 pass-through fee revenue; and

•	an unfavorable impact from foreign exchange of $18 million, partially offset by;

•	higher U.S. and European industry trading volumes; and

•	an increase in the U.S. average revenue capture rate.
Cash equity trading revenues less transaction-based expenses increased in 2015 compared with 2014 primarily due to:

•	higher U.S. and European industry trading volumes; and

•	an increase in the average net capture rate, partially offset by;

•	a decrease in our overall U.S. matched market share executed on Nasdaq’s exchanges; and

•	an unfavorable impact from foreign exchange of $18 million.
Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. The increase in 2016 compared with 2015 was primarily due to higher dollar value traded on Nasdaq’s exchanges and higher SEC fee rates. The decrease in 2015 compared with 2014 was primarily due to lower SEC fee rates, partially offset by higher dollar value traded on Nasdaq’s exchanges.
For The Nasdaq Stock Market, Nasdaq PSX and Nasdaq CXC, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. These transaction rebates increased in 2016 compared with 2015 and decreased in 2015 compared with 2014.
The increase in 2016 was primarily due to:

•	higher U.S. industry trading volumes; and

•	the inclusion of rebates associated with our acquisition of Nasdaq CXC, partially offset by a;

•	decrease in our overall U.S. matched market share executed on Nasdaq’s exchanges.
The decrease in 2015 was primarily due to a:

•	decrease in our overall U.S. matched market share executed on Nasdaq’s exchanges; and a

•	decline in the average rebate rate, partially offset by an;

•	increase in U.S. industry trading volumes.
Brokerage, clearance and exchange fees increased in 2016 compared with 2015 and decreased in 2015 compared with 2014. The increase in 2016 was primarily due to an increase in Section 31 pass-through fees. The decrease in 2015 was primarily due to a decline in Section 31 pass-through fees.

FICC Revenues
FICC revenues increased slightly in 2016 compared with 2015 and decreased in 2015 compared with 2014. FICC revenues less transaction-based expenses decreased both in 2016 compared with 2015 and in 2015 compared with 2014. The decrease in FICC revenues less transaction-based expenses in 2016 was primarily due to the impact of NFX trading incentives and a decline in U.S. fixed income revenues, partially offset by higher commodities revenues. The decrease in FICC revenues and FICC revenues less transaction-based expenses in 2015 was primarily due to volume declines in U.S. fixed income products and European commodities products, a decrease related to a scheduled contract termination of a technology licensing customer, and an unfavorable impact from foreign exchange of $11 million, partially offset by lower trading incentives at Nasdaq NLX, our former London-based multilateral trading venue.
Trade Management Services Revenues
Trade management services revenues increased in 2016 compared with 2015 primarily due to an increase in customer demand for network connectivity and the inclusion of revenues from our acquisition of ISE. Trade management services revenues were flat in 2015 compared with 2014 as an increase in customer demand for network connectivity was offset by an unfavorable impact from foreign exchange of $8 million.
CORPORATE SERVICES
The following table shows revenues from our Corporate Services segment:

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Corporate Services:
Corporate Solutions	$363	$298	$314	21.8%	(5.1)%
Listing Services	272	264	238	3.0%	10.9%
Total Corporate Services	$635	$562	$552	13.0%	1.8%
Corporate Solutions Revenues
Corporate solutions revenues increased in 2016 compared with 2015 primarily due to the inclusion of revenues associated with the acquisitions of Marketwired and Boardvantage. See “Acquisition of Marketwired,” and “Acquisition of Boardvantage,” of Note 4, “Acquisitions,” to the consolidated financial statements for further discussion of the Marketwired and Boardvantage acquisitions. Corporate solutions revenues decreased in 2015 compared with 2014 primarily due to a decline in the demand for our investor relations products and an unfavorable impact from foreign exchange of $9 million.

Listing Services Revenues
Listing services revenues increased both in 2016 compared with 2015 and in 2015 compared with 2014. The increase in 2016 was primarily due to an increase in European revenues due to new company listings. The increase in 2015 was primarily due to an increase in U.S. listing services revenues, partially offset by a decrease in European listing services revenues. The increase in U.S. listing services revenues was primarily due to an increase in annual listing fees as a result of pricing actions and an increase in the number of listed companies. The decrease in European listing services revenues was primarily due to an unfavorable impact from foreign exchange of $12 million, partially offset by an increase in the number of listed companies and higher annual renewal fees.
INFORMATION SERVICES
The following table shows revenues from our Information Services segment:

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Information Services:
Data Products	$427	$399	$384	7.0%	3.9%
Index Licensing and Services	113	113	89	—%	27.0%
Total Information Services	$540	$512	$473	5.5%	8.2%
Data Products Revenues
Data products revenues increased both in 2016 compared with 2015 and in 2015 compared with 2014. The increase in 2016 was primarily due to growth in proprietary data products revenues, the inclusion of revenues associated with the acquisitions of ISE and Nasdaq CXC, and higher index data products revenues. The increase in 2015 was primarily due to the inclusion of revenues associated with the acquisition of DWA, higher revenues from shared tape revenue plans, and higher customer demand for U.S. proprietary data products, partially offset by an unfavorable impact from foreign exchange of $14 million.
Index Licensing and Services Revenues
Index licensing and services revenues were flat in 2016 compared with 2015 as an increase in revenues associated with the acquisition of ISE was offset by a decrease in average fees on ETPs tracking to Nasdaq indexes and a decrease in the value of underlying assets associated with non-ETP Nasdaq-licensed products.
Index licensing and services revenues increased in 2015 compared with 2014 due to an increase in the value of underlying assets associated with Nasdaq-licensed ETFs and other financial products due to product growth and newly executed product licenses. The increase in 2015 was also due to our acquisition of DWA.

See “Acquisition of ISE,” “Acquisition of Nasdaq CXC,” and “Acquisition of DWA,” of Note 4, “Acquisitions,” to the consolidated financial statements for further discussion of our ISE, Nasdaq CXC and DWA acquisitions.
MARKET TECHNOLOGY
The following table shows revenues from our Market Technology segment:

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Market Technology	$275	$245	$246	12.2%	(0.4)%

Market Technology Revenues
The increase in 2016 was primarily due to an increase in revenues from software, licensing and support as well as surveillance products. The decrease in 2015 was primarily due to an unfavorable impact from foreign exchange of $17 million and lower software license and support revenues, partially offset by operational increases in software as a service revenues and change request revenues, reflecting increased customer demand.

Total Order Value
Total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $777 million as of December 31, 2016, $788 million as of December 31, 2015 and $716 million as of December 31, 2014. As of December 31, 2016, market technology deferred revenue of $185 million represents consideration received that is yet to be recognized as revenue for these signed orders. See Note 8, “Deferred Revenue,” to the consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of market technology revenues to be recognized in the future represents our best estimate:

Total Order Value
(in millions)
Fiscal year ended:
2017	$224
2018	181
2019	117
2020	107
2021	72
2022 and thereafter	76
Total	$777
* * * * * *
Expenses
Operating Expenses
The following table shows our operating expenses:

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Compensation and benefits	$664	$590	$588	12.5%	0.3%
Professional and contract services	153	148	157	3.4%	(5.7)%
Computer operations and data communications	111	107	92	3.7%	16.3%
Occupancy	86	85	110	1.2%	(22.7)%
General, administrative and other	72	65	89	10.8%	(27.0)%
Marketing and advertising	30	28	32	7.1%	(12.5)%
Depreciation and amortization	170	138	137	23.2%	0.7%
Regulatory	35	27	27	29.6%	—%
Merger and strategic initiatives	76	10	81	660.0%	(87.7)%
Restructuring charges	41	172	—	(76.2)%	100%
Total operating expenses	$1,438	$1,370	$1,313	5.0%	4.3%

The increase in compensation and benefits expense in 2016 was primarily due to overall higher compensation costs resulting from our 2016 acquisitions and accelerated expense due to the retirement of the company’s former CEO for equity awards previously granted. Partially offsetting the 2016 increases was lower compensation expense reflecting lower performance incentives and a favorable impact from foreign exchange of $3 million. The increase in 2015 was primarily due to overall higher compensation costs associated with higher performance incentives and increased compensation costs resulting from our acquisition of DWA. Partially offsetting the 2015 increases was a favorable impact from foreign exchange of $38 million.
Headcount increased to 4,325 employees at December 31, 2016 from 3,824 at December 31, 2015. Headcount was 3,687 at December 31, 2014.

The increase in professional and contract services expense in 2016 was primarily associated with our 2016 acquisitions. The decrease in 2015 was primarily due to a favorable impact from foreign exchange of $8 million.
The increase in computer operations and data communications expense in 2016 was primarily due to higher hardware and license costs associated with our 2016 acquisitions. The increase in 2015 was primarily due to an increase in VAT, reflecting a charge for the reversal of previously recorded VAT receivables no longer deemed collectible of $12 million and higher software lease and maintenance costs, partially offset by a favorable impact from foreign exchange of $8 million.
The increase in occupancy expense in 2016 primarily reflects additional facility and rent costs associated with our 2016 acquisitions, partially offset by lower facility and rent costs as a result of our restructuring activities. The decrease in 2015 reflects lower facility and rent costs due to our restructuring activities and lower costs resulting from services no longer needed under the transition services agreement that was entered into in connection with our acquisition of the TR Corporate businesses. Also contributing to the decrease in 2015 was a favorable impact from foreign exchange of $5 million.
The increase in general, administrative and other expense in 2016 is primarily associated with our 2016 acquisitions. The decrease in 2015 was primarily due to a lower provision for bad debts due to better collection results, a favorable impact from foreign exchange of $5 million, and a loss on extinguishment of debt recorded in 2014.
Marketing and advertising expense increased in 2016 primarily due to an increase in advertising spend while the decrease in 2015 was primarily due to decreased advertising spend.

The increase in depreciation and amortization expense in 2016 was primarily due to additional amortization expense associated with software assets placed in service and acquired intangible assets, primarily related to our 2016 acquisitions. The increase in 2015 was primarily due to additional amortization expense associated with acquired intangible assets relating to the acquisition of DWA, as well as increased depreciation expense associated with  assets and software placed in service. Partially offsetting these increases was a favorable impact from foreign exchange of $10 million.
Regulatory expense increased in 2016 due to investigations of cybersecurity processes at our Nordic exchanges and clearinghouse. In December 2016, we were issued a $6 million fine by the SFSA as a result of findings in connection with its investigation. The SFSA’s conclusions related to governance issues rather than systems and platform security. We have appealed the SFSA’s decision, including the amount of the fine.
Merger and strategic initiatives expense for 2016 was primarily related to our acquisitions of ISE, Boardvantage, Marketwired, and Nasdaq CXC. Merger and strategic initiatives expense for 2015 was primarily related to certain strategic initiatives and our acquisition of DWA. Merger and strategic initiatives expense for 2014 was primarily related to our acquisitions of the TR Corporate businesses and eSpeed and a charge of $23 million related to the reversal of a receivable under a tax sharing agreement with an unrelated party.
See Note 3, “Restructuring Charges,” to the consolidated financial statements for a discussion of our restructuring charges recorded during 2016 and 2015.

* * * * * *
Non-operating Income and Expenses
The following table shows our non-operating income and expenses:

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Interest income	$5	$4	$6	25.0%	(33.3)%
Interest expense	(135)	(111)	(117)	21.6%	(5.1)%
Net interest expense	(130)	(107)	(111)	21.5%	(3.6)%
Asset impairment charges	(578)	—	(49)	100.0%	(100.0)%
Other investment income	3	—	—	100.0%	—%
Net income from unconsolidated investees	2	17	—	(88.2)%	100.0%
Total non-operating expenses	$(703)	$(90)	$(160)	681.1%	(43.8)%

Interest Income
Interest income increased slightly in 2016 compared with 2015 and decreased in 2015 compared with 2014. The decrease in 2015 was primarily due to lower average cash and financial investments balances.

Interest Expense
The following table shows our interest expense:

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Interest expense	$129	$106	$110	21.7%	(3.6)%
Accretion of debt issuance costs and debt discount	5	4	4	25.0%	—%
Other bank and investment-related fees	1	1	3	—%	(66.7)%
Total interest expense	$135	$111	$117	21.6%	(5.1)%

Interest expense increased in 2016 compared with 2015 primarily due to our 2016 debt issuances. Interest expense decreased in 2015 compared with 2014 primarily due to a favorable impact from foreign exchange of $6 million.
See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.
Asset Impairment Charges
The asset impairment charge of $578 million in 2016 related to a pre-tax, non-cash intangible asset impairment charge related to the full write-off of the eSpeed trade name due to a continued decline in the operating performance of the eSpeed business during 2016 and a rebranding of our Fixed Income business under a single brand called Nasdaq Fixed Income.
Asset impairment charges of $49 million in 2014 related to a $38 million non-cash intangible asset impairment charge associated with customer relationships and an $11 million non-cash asset impairment charge related to certain technology assets.
See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Acquired Intangible Assets,” to the consolidated financial statements for further discussion of the intangible asset impairment charges in both 2016 and 2014.
Other Investment Income
Other investment income was $3 million in 2016 and primarily relates to dividend income received on a cost method investment.
Net Income from Unconsolidated Investees
Net income from unconsolidated investees was $2 million in 2016 and included income recognized from our equity method investments in OCC and EuroCCP N.V. , partially offset by the write-off of our equity method investment in The Order Machine. Net income from unconsolidated investees was $17 million in 2015 and primarily included income recognized from our equity method investment in OCC. We were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when financial statements were made available to us. As a result, we recorded other income of $13 million in the first quarter of 2015 relating to our share of OCC’s income for the year ended December 31, 2014. See “Equity Method

Investments,” of Note 6, “Investments,” to the consolidated financial statements for further discussion of our equity method investments.
Tax Matters
The following table shows our income tax provision and effective tax rates:

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	($ in millions)
Income tax provision	$28	$203	$181	(86.2)%	12.2%
Effective tax rate	20.6%	32.2%	30.5%	(11.6)%	1.7%
The lower effective tax rate in 2016 when compared with 2015 is primarily due to a shift in the geographic mix of earnings, largely driven by the write-off of the eSpeed trade name, partially offset by an unfavorable ruling from the Finnish Supreme Administrative Court. The higher effective tax rate in 2015 when compared with 2014 was primarily due to a decrease in unrecognized tax benefits in 2014.
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
Although no new U.S. tax legislation has been enacted, we are currently assessing the impact various tax reform proposals will have on our consolidated financial statements.
See Note 10, “Income Taxes,” to the consolidated financial statements for further discussion of our tax matters.

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
In the first quarter of 2015, Nasdaq began excluding the amortization of acquired intangible assets when evaluating the performance of our businesses and its managers and when allocating resources amongst the businesses. Our non-GAAP and operating income metrics are used internally and by our investors to measure the ongoing operating performance of Nasdaq. Management’s view of operating performance has not changed significantly from prior periods.
However, intangible asset amortization expense can vary from period to period due to episodic acquisitions completed, rather than from our ongoing business operations. As such, if intangible asset amortization is included in performance measures, it is more difficult to assess the day-to-day operating performance of the businesses, the relative operating performance of the businesses between periods, and the earnings power of Nasdaq. In connection with this change to the calculation of our internal performance measures in the first quarter of 2015, we also aligned our external reporting with these same performance measures. Historical periods were restated to conform to the current presentation. Performance measures excluding intangible asset amortization therefore, provide investors with a more useful representation of our businesses’ ongoing activity in each period.
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
Asset impairment charges: Intangible assets that have indefinite lives are reviewed for impairment at least annually, or when indicators of impairment are present. In December 2016, we recorded a pre-tax, non-cash intangible asset impairment charge of $578 million related to the full write-off of the eSpeed trade name. The impairment charge was the result of a decline in operating performance and the rebranding of our Fixed Income business. In 2014, we recorded a non-cash asset impairment charge of $38 million related to an acquired intangible asset associated with customer relationships. The impairment resulted primarily from changes in forecasted revenues associated with the acquired customer list of our eSpeed business. In 2014, we also recorded a non-cash asset impairment charge related to certain technology assets of $11 million. We exclude these charges because they do not reflect future operating expenses and do not contribute to a meaningful evaluation of Nasdaq’s ongoing operating performance or comparison of Nasdaq’s performance between periods.
Other significant items: We have excluded certain other charges or gains that are the result of other non-comparable events to measure operating performance. For 2016, other significant items primarily included a regulatory fine received by our exchange in Stockholm and Nasdaq Clearing, accelerated expense due to the retirement of the company’s former CEO for equity awards previously granted, the release of a sublease loss reserve due to the early exit of a facility, and the impact of the write-off of an equity method investment, partially offset by a gain resulting from the sale of a percentage of a separate equity method investment. For 2015, other significant items included income from our equity investment in OCC where we were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when financial statements were made available to us.

As a result, we recorded other income in the first quarter of 2015 relating to our share of OCC’s income for the year ended December 31, 2014. For 2015, other significant adjustments also included the reversal of a VAT refund. For 2014, other significant items included extinguishment of debt, a sublease loss reserve and special legal expense. We believe the exclusion of such amounts allows management and investors to better understand the financial results of Nasdaq.

* * * * * *
The following table represents reconciliations between U.S. GAAP net income and diluted earnings per share and non-GAAP net income and diluted earnings per share:

	Year Ended December 31, 2016		Year Ended December 31, 2015		Year Ended December 31, 2014
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$108	$0.64	$428	$2.50	$414	$2.39
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	82	0.49	62	0.36	69	0.40
Restructuring charges	41	0.24	172	1.00	—	—
Merger and strategic initiatives	76	0.45	10	0.06	81	0.47
Asset impairment charges	578	3.42	—	—	49	0.28
Regulatory matter	6	0.04	—	—	—	—
Executive compensation	12	0.07	—	—	—	—
Income from OCC equity investment	—	—	(13)	(0.08)	—	—
Reversal VAT refund	—	—	12	0.07	—	—
Extinguishment of debt	—	—	—	—	11	0.07
Sublease loss reserve	(1)	(0.01)	—	—	11	0.07
Special legal expense	—	—	—	—	2	0.01
Other	6	0.04	—	—	3	—
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(287)	(1.70)	(90)	(0.52)	(98)	(0.56)
Total non-GAAP adjustments, net of tax	513	3.04	153	0.89	128	0.74

Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$621	$3.68	$581	$3.39	$542	$3.13
Weighted-average common shares outstanding for diluted earnings per share		168,800,997		171,283,271		173,018,849
____________

(1)
We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred. Also included in this adjustment for the year ended December 31, 2016 is $27 million in tax expense associated with an unfavorable decision from the Finnish Supreme Administrative Court on a tax position. For the year ended December 31, 2014 this amount includes $23 million associated with the recognition of a previously unrecognized tax benefit.

Liquidity and Capital Resources
Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock and debt. See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations. Currently, our cost and availability of funding remain healthy.
As part of the purchase price consideration of a prior acquisition, Nasdaq has contingent future obligations to issue 992,247 shares of Nasdaq common stock annually which approximated certain tax benefits associated with the transaction of $484 million. Such contingent future issuances of Nasdaq common stock will be paid ratably through 2027 if Nasdaq’s total gross revenues equal or exceed $25 million in each such year. The contingent future issuances of Nasdaq common stock are subject to anti-dilution protections and acceleration upon certain events.
In May 2016, Nasdaq issued the 2023 Notes and in June 2016, Nasdaq issued the 2026 Notes. We used the majority of the net proceeds from the 2023 Notes of $664 million and the 2026 Notes of $495 million to fund the acquisition of ISE and related expenses. See “3.85% Senior Unsecured Notes,” and “1.75% Senior Unsecured Notes,” of Note 9, “Debt Obligations,” and “Acquisition of ISE,” of Note 4, “Acquisitions,” to the consolidated financial statements for further discussion.
In March 2016, Nasdaq entered into the 2016 Credit Facility which provides for a $400 million senior unsecured term loan facility. In March 2016, loans in an aggregate principal amount of $400 million were drawn under the 2016 Credit Facility and the net proceeds of $399 million were used to partially repay amounts outstanding under the revolving credit commitment of the 2014 Credit Facility. As of December 31, 2016, the balance of $399 million reflects the aggregate principal amount, less the unamortized debt issuance costs. See “2016 Credit Facility,” of Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.
Our 2014 Credit Facility consists of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). As of December 31, 2016, availability under the revolving credit commitment was $749 million. See “2014 Credit Facility,” of Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.
In the near term, we expect that our operations and availability under our revolving credit commitment will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends.
Various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $478 million at December 31, 2016, compared with $340 million at December 31, 2015, an increase of $138 million. Current asset balance changes increased working capital by $1,300 million, with increases in default funds and margin deposits, receivables, net, cash and cash equivalents, financial investments, at fair value, and other current assets, partially offset by a decrease in restricted cash. Current liability balance changes decreased working capital by $1,162 million, due to increases in default funds and margin deposits, accrued personnel costs, deferred revenue, accounts payable and accrued expenses, and Section 31 fees payable to the SEC, partially offset by a decrease in other current liabilities.
Principal factors that could affect the availability of our internally-generated funds include:

•	deterioration of our revenues in any of our business segments;

•	changes in our working capital requirements; and

•	an increase in our expenses.
Principal factors that could affect our ability to obtain cash from external sources include:

•	operating covenants contained in our credit facilities that limit our total borrowing capacity;

•	increases in interest rates under our credit facilities;

•	credit rating downgrades, which could limit our access to additional debt;

•	a decrease in the market price of our common stock; and

•	volatility in the public debt and equity markets.
The following sections discuss the effects of changes in our financial assets, debt obligations, clearing and broker-dealer net capital requirements, and cash flows on our liquidity and capital resources.
Financial Assets
The following table summarizes our financial assets:

	December 31, 2016	December 31, 2015
	(in millions)
Cash and cash equivalents	$403	$301
Restricted cash	15	56
Financial investments, at fair value	245	201
Total financial assets	$663	$558
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of December 31, 2016, our cash and cash equivalents of $403 million were primarily invested in bank deposits, money market funds and commercial paper. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of December 31, 2016 increased $102 million from December 31, 2015 primarily due to net cash provided by operating and financing activities, partially offset by net cash used in investing activities. See “Cash Flow Analysis” below for further discussion.
As of December 31, 2016 and December 31, 2015, restricted cash is restricted from withdrawal due to a contractual requirement or not available for general use. Restricted cash was $15 million as of December 31, 2016 and $56 million as of December 31, 2015, a decrease of $41 million. The decrease is primarily due to lower restricted cash due to a decline in customer funds held in connection with privately negotiated securities transactions. Restricted cash is classified as restricted cash in the Consolidated Balance Sheets.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $102 million as of December 31, 2016 and $105 million as of December 31, 2015. The remaining balance held in the U.S. totaled $301 million as of December 31, 2016 and $196 million as of December 31, 2015.
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
Cash Dividends on Common Stock
The following table shows quarterly cash dividends declared per common share on our outstanding common stock:

	Year Ended December 31,
	2016	2015
First quarter	$0.25	$0.15
Second quarter	0.32	0.25
Third quarter	0.32	0.25
Fourth quarter	0.32	0.25
Total	$1.21	$0.90
See “Cash Dividends on Common Stock,” of Note 13, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of the dividends.
Financial Investments, at Fair Value
Our financial investments, at fair value totaled $245 million as of December 31, 2016 and $201 million as of December 31, 2015 and are primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $172 million as of December 31, 2016 and $166 million as of December 31, 2015 are assets utilized to meet regulatory capital requirements, primarily for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the consolidated financial statements for further discussion of our trading investment securities.
* * * * * *
Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	December 31, 2016	December 31, 2015
		(in millions)
5.25% senior unsecured notes	January 2018	$369	$368
$750 million revolving credit commitment	November 2019	—	258
$400 million senior unsecured term loan facility	November 2019	399	—
5.55% senior unsecured notes	January 2020	598	597
3.875% senior unsecured notes	June 2021	625	646
1.75% senior unsecured notes	May 2023	622	—
4.25% senior unsecured notes	June 2024	495	495
3.85% senior unsecured notes	June 2026	495	—
Total long-term debt obligations		$3,603	$2,364

In addition to the $750 million revolving credit commitment and $400 million term loan facility, we also have other credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Credit facilities, which are available in multiple currencies, totaled $170 million at December 31, 2016 and $202 million December 31, 2015, in available liquidity, none of which was utilized.

At December 31, 2016, we were in compliance with the covenants of all of our debt obligations.
See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At December 31, 2016, our required regulatory capital of $172 million is primarily comprised of highly rated European government debt securities that are included in financial investments, at fair value in the Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our operating broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access, NPM Securities, SMTX, and Nasdaq Capital Markets Advisory are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. The following table summarizes the net capital requirements for our broker-dealer subsidiaries as of December 31, 2016:

Broker-Dealer Subsidiaries	Total Net Capital	Required Minimum Net Capital	Excess Capital
	(in millions)
Nasdaq Execution Services	$10.2	$0.3	$9.9
Execution Access	44.0	0.5	43.5
NPM Securities	0.3	—	0.3
SMTX	1.2	0.3	0.9
Nasdaq Capital Markets Advisory	0.6	0.3	0.3
Other Capital Requirements
Nasdaq Execution Services
Nasdaq Execution Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with OCC.
Nasdaq CXC
As a member of the Investment Industry Regulatory Organization of Canada, Nasdaq CXC must comply with its dealer member rules which are intended to ensure general financial soundness and liquidity. Under these rules, Nasdaq CXC is required to comply with minimum net capital requirements. At December 31, 2016, Nasdaq CXC was required to maintain minimum net capital of $0.2 million and had total net capital of approximately $5.8 million, or $5.6 million in excess of the minimum amount required.

Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Year Ended December 31,			Percentage Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in millions)
Net cash provided by (used in):
Operating activities	$722	$682	$632	5.9%	7.9%
Investing activities	(1,657)	(435)	(155)	280.9%	180.6%
Financing activities	1,002	(355)	(460)	(382.3)%	(22.8)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6)	(11)	(23)	(45.5)%	(52.2)%
Net increase (decrease) in cash and cash equivalents and restricted cash	61	(119)	(6)	(151.3)%	1,883.3%
Cash and cash equivalents and restricted cash at beginning of period	357	476	482	(25.0)%	(1.2)%
Cash and cash equivalents and restricted cash at end of period	$418	$357	$476	17.1%	(25.0)%

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $40 million in 2016 compared with 2015 and increased $50 million in 2015 compared with 2014. The increases were primarily due to additional cash flows from our acquisitions completed during 2016 and 2015 and higher cash flows from our Listing Services business primarily due to an increase in annual renewal fees, partially offset by an increase in cash payments related to merger and strategic initiatives expense associated with our 2016 and 2015 acquisitions.
Net Cash Used in Investing Activities
Net cash used in investing activities increased $1,222 million in 2016 compared with 2015 and increased $280 million in 2015 compared with 2014 primarily due to an increase in cash paid for acquisitions, net of cash and cash equivalents acquired of $1,460 million in 2016 and $226 million in 2015.
Net Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities for the year ended December 31, 2016 primarily consisted of net proceeds of $2,456 million, of which $1,159 million related to the issuances of our 2023 Notes and 2026 Notes to fund our acquisition of ISE, $399 million related to net proceeds from our 2016 Credit Facility and $898 million related to proceeds from utilization of the revolving credit commitment under our 2014 Credit Facility to partially fund our acquisitions of Boardvantage, Marketwired and Nasdaq CXC, and other general corporate purposes. These proceeds were partially offset by the repayment of $1,156 million on the revolving credit commitment under our 2014 Credit Facility. We also used $200 million of cash to pay cash dividends on our common stock and $100 million of cash to repurchase our common stock.
Net cash used in financing activities for the year ended December 31, 2015 primarily consisted of $377 million of cash used to repurchase our common stock, the repayment of $369 million on the revolving credit commitment of our 2014 Credit

Facility, and $149 million related to cash dividends paid on our common stock, partially offset by $506 million from the partial utilization of the revolving credit commitment under our 2014 Credit Facility to partially fund our acquisition of DWA and other general corporate purposes.
See “2016 Acquisitions,” and “2015 Acquisitions,” of Note 4, “Acquisitions,” to the consolidated financial statements for further discussion of our acquisitions.
See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.
See “Share Repurchase Program,” and “Cash Dividends on Common Stock,” of Note 13, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of our share repurchase program and cash dividends paid on our common stock.

Contractual Obligations and Contingent Commitments
Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of December 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations by contract maturity(1)	$4,351	$139	$1,019	$1,400	$1,793
Minimum rental commitments under non-cancelable operating leases, net(2)	412	73	134	97	108
Other obligations(3)	32	32	—	—	—
Total	$4,795	$244	$1,153	$1,497	$1,901
____________

(1)
Our debt obligations include both principal and interest obligations. At December 31, 2016, an interest rate of 2.84% was used to compute the amount of the contractual obligations for interest on the 2016 Credit Facility. All other debt obligations were primarily calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at December 31, 2016. See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.

(2)
We lease some of our office space under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)	Other obligations primarily consist of potential future escrow agreement payments related to prior acquisitions as well as other service agreement payments.
* * * * * *
Non-Cash Contingent Consideration
As part of the purchase price consideration of a prior acquisition, we have agreed to future annual issuances of 992,247 shares of Nasdaq common stock which approximated certain tax benefits associated with the transaction. Such contingent future issuances of Nasdaq common stock will be paid ratably through 2027 if Nasdaq’s total gross revenues equal or exceed $25 million in each such year. The contingent future issuances of Nasdaq common stock are subject to anti-dilution protections and acceleration upon certain events.
Off-Balance Sheet Arrangements
For discussion of off-balance sheet arrangements see:

•	Note 16, “Clearing Operations,” to the consolidated financial statements for further discussion of our non-cash default fund contributions and margin deposits received for clearing operations;

•	Note 17, “Leases,” to the consolidated financial statements for further discussion of our lease commitments; and

•	Note 18, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements for further discussion of:

•	Guarantees issued and credit facilities available;

•	Lease commitments;

•	Other guarantees;

•	Non-cash contingent consideration;

•	Escrow agreements;

•	Routing brokerage activities;

•	Litigation; and

•	Tax audits.
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

Financial Investments
As of December 31, 2016, our investment portfolio was primarily comprised of trading securities, mainly highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of December 31, 2016, the fair value of this portfolio would have declined by $6 million.
Debt Obligations
As of December 31, 2016, substantially all of our debt obligations are fixed-rate obligations. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of borrowings under our 2016 Credit Facility and the 2014 Credit Facility, as these facilities have variable interest rates. As of December 31, 2016, there were no outstanding borrowings under our 2014 Credit Facility. The principal amount outstanding under the 2016 Credit Facility was $400 million. A hypothetical 100 basis points increase in interest rates on the 2016 Credit Facility would increase interest expense by approximately $4 million based on borrowings as of December 31, 2016.
* * * * * *
Foreign Currency Exchange Rate Risk
As a leading global exchange group, we are subject to foreign currency transaction risk. Our primary exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the years ended December 31, 2016 and 2015 is presented in the following tables:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Year Ended December 31, 2016
Average foreign currency rate to the U.S. dollar	1.1064	0.1168	#	N/A	N/A
Percentage of revenues less transaction-based expenses	10.0%	8.5%	5.9%	75.6%	100.0%
Percentage of operating income	16.5%	5.2%	(8.3)%	86.6%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(23)	$(19)	$(14)	$—	$(56)
Impact of a 10% adverse currency fluctuation on operating income	$(14)	$(4)	$(7)	$—	$(25)

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Year Ended December 31, 2015
Average foreign currency rate to the U.S. dollar	1.1097	0.1186	#	N/A	N/A
Percentage of revenues less transaction-based expenses	10.4%	8.5%	4.4%	76.7%	100.0%
Percentage of operating income(1)	20.3%	(18.3)%	(8.1)%	106.1%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(22)	$(18)	$(9)	$—	$(49)
Impact of a 10% adverse currency fluctuation on operating income	$(15)	$(13)	$(6)	$—	$(34)
____________

#	Represents multiple foreign currency rates.

N/A	Not applicable.

(1)
The 2015 percentage of operating income in Swedish Krona was impacted by restructuring charges recorded during 2015 as a majority of these charges were recorded in currencies other than the U.S. dollar, primarily the Swedish Krona. See Note 3, “Restructuring Charges,” to the consolidated financial statements for further discussion.

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
Our primary exposure to net assets in foreign currencies as of December 31, 2016 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona(1)	$3,111	$(311)
Norwegian Krone	188	(19)
Canadian Dollar	181	(18)
British Pound	118	(12)
Euro	102	(10)
Australian Dollar	81	(8)
____________

(1)	Includes goodwill of $2,400 million and intangible assets, net of $586 million.
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
Our subsidiary Nasdaq Execution Services may be exposed to credit risk, due to the default of trading counterparties, in connection with the routing services it provides for our trading customers. System trades in cash equities routed to other market centers for members of our cash equity exchanges are routed by Nasdaq Execution Services for clearing to the NSCC. In this function, Nasdaq Execution Services is to be neutral by the end of the trading day, but may be exposed to intraday risk if a trade extends beyond the trading day and into the next day, thereby leaving Nasdaq Execution Services susceptible to counterparty risk in the period between accepting the trade and routing it to the clearinghouse. In this interim period, Nasdaq Execution Services is not novating like a clearing broker but instead is subject to the short-term risk of counterparty failure before the clearinghouse enters the transaction. Once the clearinghouse officially accepts the trade for novation, Nasdaq Execution Services is legally removed from trade execution risk. However, Nasdaq has membership obligations to NSCC independent of Nasdaq Execution Services’ arrangements.

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
Execution Access is an introducing broker which operates the trading platform for our Nasdaq Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of December 31, 2016, we have contributed $20 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.
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
Corporate Services Revenues
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
Goodwill and Related Impairment
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. For purposes of performing our goodwill impairment test, our five reporting units are the Market Services segment, the two businesses comprising the Corporate Services segment: Corporate Solutions and Listing Services, the Information Services segment, and the Market Technology segment. We test for impairment during the fourth quarter of our fiscal year using carrying amounts as of October 1. In conducting the 2016 annual impairment test for goodwill, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of a reporting unit was less than the carrying amount as a basis for determining whether it was necessary to perform the two-step quantitative goodwill impairment test described in FASB ASC Topic 350,

“Intangibles–Goodwill and Other,” or ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step quantitative test for goodwill impairment is performed for the appropriate reporting units. Otherwise, we conclude that no impairment is indicated and the two-step quantitative test for goodwill impairment is not performed.
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
If required, the quantitative goodwill impairment test consists of two steps performed at the reporting unit level.

•
The first step compares the estimated fair value of each reporting unit to its corresponding carrying amount, including goodwill. The fair value of each reporting unit is estimated using a combination of discounted cash flow valuation, which incorporates assumptions regarding future growth rates, terminal values, and discount rates, as well as guideline public company valuations, incorporating relevant trading multiples of comparable companies and other factors. The estimates and assumptions used consider historical performance and are consistent with the assumptions used in determining future profit plans for each reporting unit, which are approved by our board of directors. If the reporting unit’s estimated fair value exceeds its estimated carrying amount, goodwill is not impaired.

•
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

For our annual test of goodwill impairment in 2016, we considered the results of prior quantitative tests performed on our reporting units and also considered future financial projections, current market conditions, and any changes in the carrying amount of the reporting units.

The following table presents the balances of goodwill for our reportable segments at the time of our 2016 annual impairment:

October 1, 2016
(in millions)
Market Services	$3,485
Corporate Services	690
Information Services	1,863
Market Technology	168
$6,206
We utilized the qualitative screen for our Market Services, Listing Services, Information Services and Market Technology reporting units, as the excesses of their fair values over their respective carrying amounts at the time of the last quantitative test were significant. The last quantitative tests were in 2013 for the Listing Services, Information Services and Market Technology reporting units and in 2015 for the Market Services reporting unit. In conducting the qualitative assessment, we evaluated the performance of each of these reporting units since the last quantitative test, as well as future financial projections to determine if there were any changes in the key inputs used to determine the fair values of each reporting unit. We also considered the qualitative factors in ASC Topic 350, as well as other relevant events and circumstances. Based on the results of the qualitative assessment for each reporting unit, we concluded based on a preponderance of positive indicators and the weight of such indicators that the fair values of our Market Services, Listing Services, Information Services and Market Technology reporting units are more likely than not greater than their respective carrying amounts and as a result, quantitative analyses were not needed. Therefore, no further testing of goodwill for impairment was performed for these reporting units for the year ended December 31, 2016.
Although the fair value of our Corporate Solutions reporting unit also exceeded its carrying amount by more than 10.0% in our 2015 and 2014 annual goodwill impairment tests, since the excess of fair value over the carrying amount has historically been less than our other reporting units, we bypassed the qualitative assessment for this reporting unit. We performed step one of the quantitative goodwill impairment test for this reporting unit and determined that the fair value of our Corporate Solutions reporting unit exceeded its carrying amount by more than 10.0%. As a result, no goodwill impairment was recorded. The fair value of our Corporate Solutions reporting unit was determined using a combination of two equally weighted valuation methods, a market approach and an income approach. The market approach estimates fair value by applying revenues, earnings and cash flow multiples to the Corporate Solutions reporting unit's operating performance. The multiples are derived from comparable publicly-traded companies with similar operating and investment characteristics to the Corporate Solutions reporting unit. The market approach requires management’s judgment to determine several valuation inputs, including the selection of comparable companies and control premium.
The control premium is based on recent transactions in the marketplace. Under the income approach, we estimated future cash flows of our Corporate Solutions reporting unit based on internally generated forecasts of future financial performance. We determined a long-term growth rate for the terminal year period based on historical and expected inflation rates as well as management’s estimate of the long-term growth of the business. We then discounted the projected cash flows using the appropriate weighted average cost of capital for the Corporate Solutions reporting unit.
Although we believe our estimates of fair value are reasonable, the determination of certain valuation inputs is subject to management’s judgment. Changes in these inputs could materially affect the results of our impairment review. If our forecasts of cash flows generated by our Corporate Solutions reporting unit or other key inputs are negatively revised in the future, the estimated fair value of the Corporate Solutions reporting unit would be adversely impacted, potentially leading to an impairment in the future that could materially affect our operating results.
Subsequent to our annual impairment test, no indications of impairment were identified.
Indefinite-Lived Intangible Assets and Related Impairment
Intangible assets deemed to have indefinite useful lives are not amortized but instead are tested for impairment at least annually and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount. The fair value of indefinite-lived intangible assets is primarily determined on the basis of estimated discounted value, using the relief from royalty approach or excess earnings approach for trade names and the Greenfield Approach for exchange and clearing registrations and licenses, both of which incorporate assumptions regarding future revenue projections and discount rates. Similar to goodwill impairment testing, we test for impairment of indefinite-lived intangible assets during the fourth quarter of our fiscal year using carrying amounts as of October 1. In conducting the 2016 annual impairment test for indefinite-lived intangible assets, we first performed a qualitative assessment to determine whether it was more likely than not that the fair value of an indefinite-lived intangible asset was less than the carrying amount as a basis for determining whether it was necessary to perform the quantitative impairment test described in ASC Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the quantitative test for indefinite-lived intangible assets impairment is performed for the appropriate intangible assets. If the carrying amount of the indefinite-lived intangible asset exceeds its fair value, an impairment charge is recorded for the difference.

As discussed in “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Acquired Intangible Assets,” to the consolidated financial statements, we recorded the following pre-tax, non-cash indefinite-lived asset impairment charges during 2016 and 2015:

•	December 2016: $578 million to write off the full value of the eSpeed trade name; and

•
March 2015: $119 million - in connection with our global rebranding initiative, we decided to change our company name from The NASDAQ OMX Group, Inc. to Nasdaq, Inc., which became effective in the third quarter of 2015. In connection with this action, we decided to discontinue the use of the OMX trade name, and therefore wrote off the full value of the trade name.

These charges did not impact the company’s consolidated cash flows, liquidity, or capital resources. The write off of the eSpeed trade name is recorded in asset impairment charges in the Consolidated Statements of Income for 2016 and the write off of the OMX trade name is recorded in restructuring charges in the Consolidated Statements of Income for 2015.
There were no other impairments of indefinite-lived intangible assets for the years ended December 31, 2016, 2015 and 2014.
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
Among our finite-lived intangible assets, we performed an undiscounted cash flow analysis to test whether the eSpeed customer relationship intangible asset was recoverable as we concluded that indicators of impairment were present in the current year as discussed in “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Acquired Intangible Assets,” to the consolidated financial statements. As of December 31, 2016, the eSpeed customer relationship intangible asset had a remaining net book value of $57 million. The results of the recoverability test indicated that the estimated future undiscounted cash flows exceeded the carrying amount of the asset by a significant amount. Therefore, no impairment charge was recorded in 2016. We will continue to monitor potential triggering events. Any changes in these factors could result in further testing for recoverability, and, if it is determined that the carrying amount of the asset is not recoverable, an impairment of the asset would then be recorded.
We evaluate our equity method investments for other-than-temporary declines in value by considering a variety of factors such as the earnings capacity of the investment. As of December 31, 2016, the estimated fair value of our investment in The Order Machine was less than the carrying amount and management considered the decline in value to be other-than-temporary. As a result, we recorded a non-cash impairment charge of $7 million in December 2016 to write off the full value of the investment. This charge is recorded in net income from unconsolidated investees in the Consolidated Statements of Income. No other impairments of equity method investments were recorded in 2016, 2015 or 2014.
During 2014, we recorded intangible asset impairment charges of $38 million. See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Acquired Intangible Assets,” for further discussion of impairment charges recorded on our finite-lived intangible assets.
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
Item 8. Financial Statements and Supplementary Data.
Nasdaq’s consolidated financial statements, including Consolidated Balance Sheets as of December 31, 2016 and 2015, Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014, Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014, Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014, Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated March 1, 2017, are attached hereto as pages F-1 through F-46 and incorporated by reference herein.
* * * * * *
Summarized Quarterly Financial Data (Unaudited)

	1st Qtr 2016	2nd Qtr 2016	3rd Qtr 2016	4th Qtr 2016
	(in millions, except per share amounts)
Total revenues	$905	$897	$929	$973
Transaction-based expenses	(371)	(338)	(344)	(374)
Revenues less transaction-based expenses	534	559	585	599
Total operating expenses	315	385	352	386
Operating income	219	174	233	213
Net income (loss) attributable to Nasdaq	$132	$70	$131	$(224)
Basic earnings (loss) per share	$0.80	$0.42	$0.79	$(1.35)
Diluted earnings (loss) per share	$0.78	$0.42	$0.77	$(1.35)
Cash dividends declared per common share	$0.57	$—	$0.32	$0.32

	1st Qtr 2015	2nd Qtr 2015	3rd Qtr 2015	4th Qtr 2015
	(in millions, except per share amounts)
Total revenues	$858	$807	$871	$865
Transaction-based expenses	(351)	(289)	(342)	(329)
Revenues less transaction-based expenses	507	518	529	536
Total operating expenses	480	301	298	290
Operating income	27	217	231	246
Net income attributable to Nasdaq	$9	$133	$138	$148
Basic earnings per share	$0.05	$0.79	$0.83	$0.90
Diluted earnings per share	$0.05	$0.77	$0.80	$0.88
Cash dividends declared per common share	$0.15	$0.25	$0.25	$0.25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a). Disclosure controls and procedures. Nasdaq’s management, with the participation of Nasdaq’s President and Chief Executive Officer, and Executive Vice President, Corporate Strategy and Chief Financial Officer, has evaluated the effectiveness of Nasdaq’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Nasdaq’s President and Chief Executive Officer and Executive Vice President, Corporate Strategy and Chief Financial Officer, have concluded that, as of the end of such period, Nasdaq’s disclosure controls and procedures are effective.
(b). Internal control over financial reporting. On June 30, 2016, we acquired ISE. Management has considered this transaction material to the results of operations, cash flows and financial position from the date of the acquisition through December 31, 2016, and believes that the internal controls and procedures of this acquisition have a material effect on internal control over financial reporting. In accordance with SEC guidance, management has elected to exclude ISE from its December 31, 2016 assessment of and report on internal control over financial reporting. We are currently in the process of incorporating the internal controls and procedures of ISE into the internal control over financial reporting for our assessment of and report on internal control over financial reporting for December 31, 2017. There have been no other changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.
* * * * * *
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on its assessment, our management believes that, as of December 31, 2016, our internal control over financial reporting is effective.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include, in accordance with SEC guidance, the internal controls of ISE which is included in the 2016 consolidated financial statements and in 2016 reflects total assets constituting 9% of consolidated total assets, which includes 14% of goodwill and intangible assets, net and 3% of the total revenues less transaction-based expenses, of consolidated results.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on Nasdaq’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nasdaq, Inc.

We have audited Nasdaq, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Nasdaq, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of U.S. Exchange Holdings, Inc., which is included in the 2016 consolidated financial statements of Nasdaq, Inc. and constituted 9% of consolidated total assets as of December 31, 2016, which includes 14% of goodwill and intangible assets, net and 3% of the total revenues less transaction-based expenses for the year then ended. Our audit of internal control over financial reporting of Nasdaq, Inc. also did not include an evaluation of the internal control over financial reporting of U.S. Exchange Holdings, Inc.

In our opinion, Nasdaq, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Nasdaq, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in equity, and cash flows for each of the three years in the period ended December 31, 2016 of Nasdaq, Inc. and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 1, 2017

 Item 9B. Other Information.
 None.
Part III
Item 10. Directors, Executive Officers and Corporate Governance.
Information about Nasdaq’s directors, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Proposal I: Election of Directors” in Nasdaq’s Proxy Statement. Information about Nasdaq’s executive officers, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Executive Officers” in the Proxy Statement. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by reference from the discussion under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information about Nasdaq’s code of ethics, as required by Item 406 of Regulation S-K, is incorporated by reference from the discussion under the caption “Corporate Governance” in the Proxy Statement. Information about Nasdaq’s nomination procedures, audit committee and audit committee financial experts, as required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, is incorporated by reference from the discussions under the captions “Proposal I: Election of Directors” and “Board Committees” in the Proxy Statement.

Item 11. Executive Compensation.
Information about Nasdaq’s director and executive compensation, as required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K, is incorporated by reference from the discussion under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Management Compensation Committee Report,” “Management Compensation Committee Interlocks and Insider Participation” and “Executive Compensation Tables” in the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information about security ownership of certain beneficial owners and management, as required by Item 403 of Regulation S-K, is incorporated by reference from the discussion under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
Equity Compensation Plan Information
Nasdaq’s Equity Plan provides for the issuance of our equity securities to our officers and other employees, directors and consultants. In addition, most employees of Nasdaq and its subsidiaries are eligible to participate in the ESPP, at 85.0% of the fair market value of our common stock on the price calculation date. The Equity Plan and the ESPP have been approved previously by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under all of Nasdaq’s compensation plans as of December 31, 2016.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights(a)(1)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a))(c)
Equity compensation plans approved by stockholders	1,406,371	$22.32	9,013,446	(2)
Equity compensation plans not approved by stockholders	—	$—
Total	1,406,371	$22.32	9,013,446	(2)
____________

(1)
The amounts in this column include only the number of shares to be issued upon exercise of outstanding options, warrants and rights. At December 31, 2016, we also had 4,254,012 shares to be issued upon vesting of outstanding restricted stock and PSUs.

(2)	This amount includes 6,688,702 shares of common stock that may be awarded pursuant to the Equity Plan and 2,324,744 shares of common stock that may be issued pursuant to the ESPP.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information about certain relationships and related transactions, as required by Item 404 of Regulation S-K, is incorporated herein by reference from the discussion under the caption “Certain Relationships and Related Transactions” in the Proxy Statement. Information about director independence, as required by Item 407(a) of Regulation S-K, is incorporated herein by reference from the discussion under the caption “Proposal I: Election of Directors” in the Proxy Statement.

Item 14. Principal Accountant Fees and Services.
Information about principal accountant fees and services, as required by Item 9(e) of Schedule 14A, is incorporated herein by reference from the discussion under the caption “Annual Evaluation and Selection of Independent Auditors” in the Proxy Statement.
Part IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1) Financial Statements
See “Index to Consolidated Financial Statements.”
(a)(2) Financial Statement Schedules
All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes.
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

3.1	Amended and Restated Certificate of Incorporation of Nasdaq (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.1.1	Certificate of Elimination of Nasdaq’s Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.1.2	Certificate of Amendment of Nasdaq’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 19, 2014).

3.1.3	Certificate of Amendment of Nasdaq’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 8, 2015).

3.2	Nasdaq’s By-Laws (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 21, 2016).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 4, 2015).

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

4.12
Fourth Supplemental Indenture, dated as of June 7, 2016, among Nasdaq, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to the Current Report on Form 8-K filed on June 7, 2016).

4.13
Registration Rights Agreement, dated as of June 28, 2013, by and among Nasdaq, Inc. (f/k/a The NASDAQ OMX Group, Inc.), BGC Partners, Inc., BGC Holdings, L.P. and BGC Partners, L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2013).

10.1	Amended and Restated Board Compensation Policy, amended and restated on November 14, 2016.*

10.2	Nasdaq Executive Corporate Incentive Plan, effective as of January 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2015).*

10.3
Form of Nasdaq Non-Qualified Stock Option Award Certificate (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).*

10.4
Form of Nasdaq Restricted Stock Unit Award Certificate (employees) (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 3, 2016).*

10.5
Form of Nasdaq Restricted Stock Unit Award Certificate (directors) (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 3, 2016).*

10.6
Form of Nasdaq One-Year Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 3, 2016).*

10.7
Form of Nasdaq Three-Year Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 3, 2016).*

10.8
Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.8.1
Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.9
Nasdaq Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.10	Employment Agreement between Nasdaq and Adena Friedman, made and entered into on November 14, 2016 and effective as of January 1, 2017.*

10.11
Employment Agreement between Nasdaq and Robert Greifeld, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2012).*

10.11.1
Memorandum of Understanding between Nasdaq and Robert Greifeld, dated as of December 11, 2012 (incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 21, 2013).*

10.11.2	Amendment to the Employment Agreement between Nasdaq and Robert Greifeld, entered into and effective as of November 14, 2016.*

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

10.13.1	Amendment One to the Employment Agreement between Nasdaq, Nasdaq International Ltd and Hans-Ole Jochumsen, entered into and effective as of January 1, 2017.*

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

10.14.2
Second Amendment to Employment Agreement between Nasdaq and Edward Knight, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.14.3
Third Amendment to Employment Agreement between Nasdaq and Edward Knight, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 28, 2012).*

10.14.4	Fourth Amendment to Employment Agreement between Nasdaq and Edward Knight, entered into and effective as of October 24, 2016.*

10.15
Employment Agreement between Nasdaq and Bradley J. Peterson, dated August 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 8, 2016).*

10.16
General Release and Retirement Agreement between Nasdaq and Lee Shavel, effective January 26, 2016 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 5, 2016).*

10.17	General Release and Retirement Agreement between Nasdaq and Ronald Hassen, dated September 15, 2016.*

10.18
Nasdaq Change in Control Severance Plan for Executive Vice Presidents and Senior Vice Presidents, effective November 26, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2013).*

10.19
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

10.19.1
Amendment No. 1, dated as of September 28, 2015, to the Credit Agreement among Nasdaq, Inc. (f/k/a The NASDAQ OMX Group, Inc.), the lenders party thereto and Bank of America, N.A., as Administrative Agent, a Swingline Lender and Issuing Bank (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 4, 2015).

10.20
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

____________

*	Management contract or compensatory plan or arrangement.

**
The following materials from the Nasdaq, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014;  (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) notes to consolidated financial statements.

(b)	Exhibits:
See Item 15(a)(3) above.

(c)	Financial Statement Schedules:
All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2017.

Nasdaq, Inc.

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 1, 2017.

Name	Title

/s/ Adena T. Friedman	President and Chief Executive Officer and Director
Adena T. Friedman	(Principal Executive Officer)

/s/ Michael Ptasznik	Executive Vice President, Corporate Strategy and Chief Financial Officer
Michael Ptasznik	(Principal Financial Officer)

/s/ Ann M. Dennison	Senior Vice President and Controller
Ann M. Dennison	(Principal Accounting Officer)

*	Chairman of the Board
Robert Greifeld

*	Director
Charlene T. Begley

*	Director
Steven D. Black

*	Director
Börje E. Ekholm

*	Director
Glenn H. Hutchins

*	Director
Essa Kazim

*	Director
Thomas A. Kloet

*	Director
Ellyn A. McColgan

*	Director
Michael R. Splinter

*	Director
Lars R. Wedenborn

*	Pursuant to Power of Attorney

By:	/s/ Edward S. Knight
Edward S. Knight
Attorney-in-Fact

Nasdaq, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following consolidated financial statements of Nasdaq, Inc. and its subsidiaries are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Nasdaq, Inc.

We have audited the accompanying consolidated balance sheets of Nasdaq, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nasdaq, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Nasdaq, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
March 1, 2017

Nasdaq, Inc.
Consolidated Balance Sheets
(in millions, except share and par value amounts)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$403	$301
Restricted cash	15	56
Financial investments, at fair value	245	201
Receivables, net	429	316
Default funds and margin deposits	3,301	2,228
Other current assets	167	158
Total current assets	4,560	3,260
Property and equipment, net	362	323
Deferred tax assets	717	643
Goodwill	6,027	5,395
Intangible assets, net	2,094	1,959
Other non-current assets	390	281
Total assets	$14,150	$11,861

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$175	$158
Section 31 fees payable to SEC	108	98
Accrued personnel costs	207	171
Deferred revenue	162	127
Other current liabilities	129	138
Default funds and margin deposits	3,301	2,228
Total current liabilities	4,082	2,920
Debt obligations	3,603	2,364
Deferred tax liabilities	720	626
Non-current deferred revenue	171	200
Other non-current liabilities	144	142
Total liabilities	8,720	6,252

Commitments and contingencies
Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 170,501,186 at December 31, 2016 and 167,241,734 at December 31, 2015; shares outstanding: 166,579,468 at December 31, 2016 and 164,324,270 at December 31, 2015	2	2
Additional paid-in capital	3,104	3,011
Common stock in treasury, at cost: 3,921,718 shares at December 31, 2016 and 2,917,464 shares at December 31, 2015	(176)	(111)
Accumulated other comprehensive loss	(979)	(864)
Retained earnings	3,479	3,571
Total Nasdaq stockholders’ equity	5,430	5,609
Total liabilities and equity	$14,150	$11,861

See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Income
(in millions, except per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues:
Market Services	$2,255	$2,084	$2,229
Corporate Services	635	562	552
Information Services	540	512	473
Market Technology	275	245	246
Total revenues	3,705	3,403	3,500
Transaction-based expenses:
Transaction rebates	(1,092)	(983)	(1,065)
Brokerage, clearance and exchange fees	(336)	(330)	(368)
Revenues less transaction-based expenses	2,277	2,090	2,067
Operating expenses:
Compensation and benefits	664	590	588
Professional and contract services	153	148	157
Computer operations and data communications	111	107	92
Occupancy	86	85	110
General, administrative and other	72	65	89
Marketing and advertising	30	28	32
Depreciation and amortization	170	138	137
Regulatory	35	27	27
Merger and strategic initiatives	76	10	81
Restructuring charges	41	172	—
Total operating expenses	1,438	1,370	1,313
Operating income	839	720	754
Interest income	5	4	6
Interest expense	(135)	(111)	(117)
Asset impairment charges	(578)	—	(49)
Other investment income	3	—	—
Net income from unconsolidated investees	2	17	—
Income before income taxes	136	630	594
Income tax provision	28	203	181
Net income	108	427	413
Net loss attributable to noncontrolling interests	—	1	1
Net income attributable to Nasdaq	$108	$428	$414
Per share information:
Basic earnings per share	$0.65	$2.56	$2.45
Diluted earnings per share	$0.64	$2.50	$2.39
Cash dividends declared per common share	$1.21	$0.90	$0.58
See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$108	$427	$413
Other comprehensive income (loss):
Foreign currency translation losses:
Net foreign currency translation losses	(183)	(283)	(733)
Income tax benefit	68	100	127
Total	(115)	(183)	(606)
Employee benefit plan gains (losses):
Employee benefit plan adjustment gains (losses)	—	2	(15)
Income tax benefit (expense)	—	(1)	6
Total	—	1	(9)
Total other comprehensive loss, net of tax	(115)	(182)	(615)
Comprehensive income (loss)	(7)	245	(202)
Comprehensive loss attributable to noncontrolling interests	—	1	1
Comprehensive income (loss) attributable to Nasdaq	$(7)	$246	$(201)

See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Changes in Equity
(in millions, except share amounts)

	Number of Common Shares Outstanding	Common Stock at Par Value	Additional Paid-in Capital	Common Stock In Treasury, at Cost	Accumulated Other Comprehensive Loss	Retained Earnings	Non- controlling Interests	Total
Balance at December 31, 2013	169,357,084	$2	$4,278	$(1,005)	$(67)	$2,976	$—	$6,184
Net income (loss)	—	—	—	—	—	414	(1)	413
Foreign currency translation, net of tax of $127	—	—	—	—	(606)	—	—	(606)
Employee benefit plan adjustments, net of tax of $6	—	—	—	—	(9)	—	—	(9)
Cash dividends declared per common share	—	—	—	—	—	(98)	—	(98)
Share repurchase program	(4,592,194)	—	—	(178)	—	—	—	(178)
Amortization and vesting of restricted stock and PSUs	1,972,573	—	57	—	—	—	—	57
Stock options amortization and exercises, net	1,578,050	—	33	—	—	—	—	33
Other issuances of common stock, net	(512,497)	—	24	(28)				(4)
Retirement of common stock held in treasury	—	—	(1,170)	1,170	—	—	—	—
Sale of subsidiary shares to noncontrolling interests and other adjustments	—	—	—	—	—	—	2	2
Issuance of Nasdaq common stock related to a prior acquisition	992,247	—	—	—	—	—	—	—
Balance at December 31, 2014	168,795,263	$2	$3,222	$(41)	$(682)	$3,292	$1	$5,794
Net income (loss)	—	—	—	—	—	$428	$(1)	427
Foreign currency translation, net of tax of $100	—	—	—	—	(183)	—	—	(183)
Employee benefit plan adjustments, net of tax of $1	—	—	—	—	1	—	—	1
Cash dividends declared per common share	—	—	—	—	—	(149)	—	(149)
Share repurchase program	(7,191,685)	—	(340)	(37)	—	—	—	(377)
Amortization and vesting of restricted stock and PSUs	1,455,380	—	64	—	—	—	—	64
Stock options amortization and exercises, net	682,054	—	18	—	—	—	—	18
Other issuances of common stock, net	(408,989)	—	59	(33)	—	—		26
Purchase of subsidiary shares to noncontrolling interests and other adjustments	—	—	(12)	—	—	—	—	(12)
Issuance of Nasdaq common stock related to a prior acquisition	992,247	—	—	—	—	—	—	—
Balance at December 31, 2015	164,324,270	$2	$3,011	$(111)	$(864)	$3,571	$—	$5,609
Net income	—	—	—	—	—	108	—	108
Foreign currency translation, net of tax of $68	—	—	—	—	(115)	—	—	(115)
Cash dividends declared per common share	—	—	—	—	—	(200)	—	(200)
Share repurchase program	(1,547,778)	—	(100)	—	—	—	—	(100)
Amortization and vesting of restricted stock and PSUs	2,361,699	—	82	—	—	—	—	82
Stock options amortization and exercises, net	1,219,820	—	41	—	—	—	—	41
Other issuances of common stock, net	(770,790)	—	70	(65)	—	—	—	5
Issuance of Nasdaq common stock related to a prior acquisition	992,247	—	—	—	—	—	—	—
Balance at December 31, 2016	166,579,468	$2	$3,104	$(176)	$(979)	$3,479	$—	$5,430

See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$108	$427	$413
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	170	138	137
Share-based compensation	86	68	62
Excess tax benefits related to share-based payments	(54)	(45)	(15)
Deferred income taxes	(136)	(14)	(6)
Non-cash restructuring charges	8	136	—
Non-cash merger and strategic initiatives	—	—	20
Asset impairment charges	578	—	49
Net income from unconsolidated investees	(2)	(17)	—
Other reconciling items included in net income	9	7	28
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(24)	55	(16)
Other assets	(18)	(41)	(84)
Accounts payable and accrued expenses	5	(38)	(40)
Section 31 fees payable to SEC	5	(26)	42
Accrued personnel costs	27	33	(4)
Deferred revenue	(15)	(49)	64
Other liabilities	(25)	48	(18)
Net cash provided by operating activities	722	682	632
Cash flows from investing activities:
Purchases of trading securities	(443)	(346)	(283)
Proceeds from sales and redemptions of trading securities	392	319	281
Purchases of available-for-sale investment securities	(25)	(38)	(20)
Proceeds from maturities of available-for-sale investment securities	19	29	17
Capital contribution in equity method investment	—	(30)	—
Acquisition of businesses, net of cash and cash equivalents acquired	(1,460)	(226)	—
Purchases of property and equipment	(134)	(133)	(140)
Other investment activities	(6)	(10)	(10)
Net cash used in investing activities	(1,657)	(435)	(155)
Cash flows from financing activities:
Payments of debt obligations	(1,156)	(369)	(970)
Proceeds from utilization of credit commitment	898	506	241
Proceeds from issuances of senior unsecured notes and term loan facility	1,558	—	494
Cash paid for repurchase of common stock	(100)	(377)	(178)
Cash dividends	(200)	(149)	(98)
Proceeds received from employee stock activity	54	29	40
Payments related to employee shares withheld for taxes	(65)	(34)	(31)
Excess tax benefits related to share-based payments	54	45	15
Proceeds (disbursements) of customer funds	(38)	13	25
Other financing activities	(3)	(19)	2
Net cash provided by (used in) financing activities	1,002	(355)	(460)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6)	(11)	(23)
Net increase (decrease) in cash and cash equivalents and restricted cash	61	(119)	(6)
Cash and cash equivalents and restricted cash at beginning of period	357	476	482
Cash and cash equivalents and restricted cash at end of period	$418	$357	$476
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$119	$103	$114
Income taxes, net of refund	$191	$202	$190
Non-cash investing activities:
Cost method investment	$—	$—	$75

See accompanying notes to consolidated financial statements.

Nasdaq,  Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Nasdaq, Inc. is a leading provider of trading, clearing, exchange technology, regulatory, securities listing, information and public company services. Our global offerings are diverse and include trading and clearing across multiple asset classes, trade management services, data products, financial indexes, capital formation solutions, corporate solutions, and market technology products and services. Our technology powers markets across the globe, supporting equity derivative trading, clearing and settlement, cash equity trading, fixed income trading and many other functions.
In 2016, due to changes in our executive leadership and to better reflect how our chief operating decision maker views the businesses, we realigned our reportable segments to integrate the Corporate Solutions and Listing Services businesses into our new Corporate Services segment. Market Technology is now a separate reportable segment. Prior to this change, our Corporate Solutions and Market Technology businesses were part of our Technology Solutions segment. All prior period segment disclosures have been recast to reflect our change in reportable segments.
We manage, operate and provide our products and services in four business segments: Market Services, Corporate Services, Information Services and Market Technology.
Market Services
Our Market Services segment includes our Equity Derivative Trading and Clearing, Cash Equity Trading, FICC, and Trade Management Services businesses. Our FICC business was formerly referred to as fixed income, currency and commodities trading and clearing, and our Trade Management Services business was formerly referred to as access and broker services. We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in some countries where we operate exchanges, we also provide broker services, clearing, settlement and central depository services. Our transaction-based platforms provide market participants with the ability to access, process, display and integrate orders and quotes. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions, providing fee-based revenues.
Through our acquisition of ISE, we now operate six electronic options exchanges and three cash equity exchanges in the U.S. See “Acquisition of ISE,” of Note 4, “Acquisitions,” for further discussion of the ISE acquisition. The Nasdaq Stock Market, the largest of our cash equities exchanges, is the largest single venue of liquidity for trading U.S.-listed cash equities. We also operate an electronic platform for trading of U.S. Treasuries and NFX, a U.S. based energy derivatives market which offers cash settled energy derivatives based on key energy benchmarks including oil, natural gas and U.S. power.

Through our acquisition of Chi-X Canada, in February 2016, we also operate three Canadian markets for the trading of Canadian-listed securities. Effective June 1, 2016, we changed the name of Chi-X Canada to Nasdaq CXC. See “Acquisition of Nasdaq CXC,” of Note 4, “Acquisitions,” for further discussion of this acquisition.
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
Nasdaq Commodities is the brand name for Nasdaq’s worldwide suite of commodity-related products and services. Nasdaq Commodities’ offerings include oil, power, natural gas and carbon emission markets, tanker and dry cargo freight, seafood derivatives, iron ore, electricity certificates and clearing services. The products are listed on two of Nasdaq’s derivatives exchanges, Nasdaq Oslo ASA and NFX.
Through our Trade Management Services business, we provide market participants with a wide variety of alternatives for connecting to and accessing our markets via a number of different protocols used for quoting, order entry, trade reporting, DROP functionality and connectivity to various data feeds. We also provide co-location services to market participants, whereby firms may lease cabinet space and power to house their own equipment and servers within our data centers. Our broker services operations offer technology and customized securities administration solutions to financial participants in the Nordic market.
Corporate Services
Our Corporate Services segment includes our Corporate Solutions and Listing Services businesses.
Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges and private companies. We help organizations manage the two-way flow of information with their key constituents, including their board members and investors, and with clients and the public through our suite of advanced technology, analytics, and consultative services. Our Corporate Solutions business primarily offers products to serve the following key areas: investor relations, public relations, governance and multimedia solutions. We currently have approximately 18,000 Corporate Solutions clients.
Our Listing Services business includes our U.S. and European Listing Services businesses. We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for private and public companies. Our main listing markets are The Nasdaq Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges. Through Nasdaq First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies and growth companies. Our Listing Services business also includes NPM, which provides services for private companies.
As of December 31, 2016, The Nasdaq Stock Market was home to 2,897 listed companies with a combined market capitalization of approximately $8.9 trillion, and in Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 900 listed companies with a combined market capitalization of approximately $1.2 trillion.
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
Our Index Licensing and Services business develops and licenses Nasdaq branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. As of December 31, 2016, we had 298 ETPs licensed to Nasdaq’s indexes which had over $124 billion of assets under management.
Market Technology
Our Market Technology segment is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers and corporate businesses. Our Market Technology business is the sales channel for our complete global offering to other marketplaces.
Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination to markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to emerging markets in the Middle East, Latin America, and Africa. Our marketplace solutions can handle a wide array of assets, including cash equities, equity derivatives, currencies, various interest-bearing securities, commodities and energy products, and are currently powering more than 85 marketplaces in 50 countries. Market Technology also provides market surveillance services to broker-dealer firms worldwide, as well as enterprise governance, risk management and compliance software solutions.
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
The accompanying consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results. These adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and all non-restricted highly liquid investments with original maturities of 90 days or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $251 million as of December 31, 2016 and $157 million as of December 31, 2015. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments.
Restricted Cash
Current restricted cash, which was $15 million as of December 31, 2016 and $56 million as of December 31, 2015, is restricted from withdrawal due to a contractual requirement or not available for general use and is classified as restricted cash in the Consolidated Balance Sheets. As of December 31, 2016, current restricted cash primarily includes restricted cash held for our trading and clearing businesses. As of December 31, 2015, current restricted cash primarily included restricted cash related to customer funds held in connection with privately negotiated securities transactions.
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
Receivables, net
Our receivables are concentrated with our member firms, market data distributors, listed companies, corporate solutions and market technology customers. Receivables are shown net of a reserve for uncollectible accounts. The reserve for bad debts is maintained at a level that management believes to be sufficient to absorb estimated losses in the accounts receivable portfolio. The reserve is increased by the provision for bad debts which is charged against operating results and decreased by the amount of charge-offs, net of recoveries. The provision for bad debts is included in general, administrative and other expense in the Consolidated Statements of Income. The amount charged against operating results is based on several factors including, but not limited to, a continuous assessment of the collectability of each account, the length of time a receivable is past due and our historical experience with the particular customer. In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we record a specific provision for bad debts against amounts due to reduce the receivable to the amount we reasonably believe will be collected. Due to changing economic, business and market conditions, we review the reserve for bad debts monthly and make changes to the reserve through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount. The total reserve netted against receivables in the Consolidated Balance Sheets was $13 million as of December 31, 2016, $14 million as of 2015 and $16 million as of December 31, 2014. The changes in the balance between periods was immaterial.
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
As of December 31, 2016 and 2015, the fair value amounts of our derivative instruments were immaterial.
Net Investment Hedges
Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.
Our 2021 and 2023 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increase or decrease related to the remeasurement of the 2021 and 2023 Notes into U.S. dollars is recorded within accumulated other comprehensive loss in the Consolidated Balance Sheets. See “3.875% Senior Unsecured Notes,” and “1.75% Senior Unsecured Notes,” of Note 9, “Debt Obligations,” for further discussion.
Property and Equipment, net
Property and equipment, including leasehold improvements, are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are recognized using the straight-line method over the estimated useful lives of the related assets, which range from 10 to 40 years for buildings and improvements, 2 to 5 years for data processing equipment, and 5 to 10 years for furniture and equipment.
We develop systems solutions for both internal and external use. Certain costs incurred in connection with developing or obtaining internal use software are capitalized. In addition, certain costs of computer software to be sold, leased, or otherwise marketed as a separate product or as part of a product or process are capitalized beginning when a product’s technological feasibility has been established and ending when a product is available for general release. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion. Prior to reaching technological feasibility, all costs are charged to expense. Unamortized capitalized costs are included in data processing equipment and software, within property and equipment, net in the Consolidated Balance Sheets. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the software, generally 3 to 5 years. Amortization of these costs is included in depreciation and amortization expense in the Consolidated Statements of Income.
Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the remaining term of the related lease.

See Note 7, “Property and Equipment, net,” for further discussion.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is assessed for impairment annually in the fourth quarter of our fiscal year using carrying amounts as of October 1, or more frequently if conditions exist that indicate that the asset may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. When assessing goodwill for impairment, first, qualitative factors are assessed to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the results of the qualitative assessment are not conclusive, a quantitative goodwill test is performed. The quantitative goodwill test consists of two steps:

•	The first step compares the fair value of each reporting unit with its carrying amount, including goodwill. If the reporting unit’s fair value exceeds its carrying amount, goodwill is not impaired.

•
If the fair value of a reporting unit is less than its carrying amount, the second step of the goodwill test is performed to measure the amount of impairment, if any. An impairment is equal to the excess of the carrying amount of goodwill over its fair value.

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
For indefinite-lived intangible assets impairment testing, we also have the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than the carrying amount. If, after assessing the totality of events or circumstances, we determine that it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then we must perform additional testing of the asset. Otherwise, we conclude that no impairment is indicated and further testing is not performed.
There was no impairment of goodwill for the years ended December 31, 2016, 2015 and 2014. As  discussed in “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Acquired Intangible Assets,” we recorded pre-tax, non-cash indefinite-lived intangible asset impairment charges of $578 million in 2016 and $119 million in 2015. There was no other impairment of indefinite-lived intangible assets for the years ended December 31, 2016, 2015 and 2014. Disruptions to our business and events, such as economic weakness or unexpected significant declines in the operating results of any of our reporting units or businesses, may result in goodwill or indefinite-lived intangible asset impairment charges in the future.
Valuation of Other Long-Lived Assets
We review our other long-lived assets, such as finite-lived intangible assets and property and equipment, for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Any required impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value and is recorded as a reduction in the carrying amount of the related asset and a charge to operating results. See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Acquired Intangible Assets,” for further discussion of impairment charges recorded on our finite-lived intangible assets.
Equity Method Investments
In general, the equity method of accounting is used when we own 20% to 50% of the outstanding voting stock of a company and when we are able to exercise significant influence over the operating and financial policies of a company. We have certain investments in which we have determined that we have significant influence and as such account for the investments under the equity method of accounting. We record our pro-rata share of earnings or losses each period and record any dividends as a reduction in the investment balance. We evaluate our equity method investments for other-than-temporary declines in value by considering a variety of factors such as the earnings capacity of the investment and the fair value of the investment compared to its carrying amount. In addition, for investments where the market value is readily determinable, we consider the underlying stock price. If the estimated fair value of the investment is less than the carrying amount and management considers the decline in value to be other than temporary, the excess of the carrying amount over the estimated fair value is recognized in the financial statements as an impairment. See “Equity Method Investments,” of Note 6, “Investments,” for further discussion of an other-than-temporary charge recorded on an equity method investment.
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

Revenue Recognition and Transaction-Based Expenses
Market Services Revenues
Market services revenues include equity derivative trading and clearing revenues, cash equity trading revenues, FICC revenues, and trade management services revenues.
Equity Derivative Trading and Clearing and Cash Equity Trading Revenues
Equity Derivative Trading and Clearing Revenues
In our equity derivative markets, we earn trading and clearing revenues which are variable. In the U.S., trading revenues are based on traded volumes, and recognized when executed. The principal types of equity derivative contracts traded are equity options, ETF options, index options and foreign currency options. In the U.S., we record execution revenues from transactions on a gross basis as revenues and record related expenses as transaction-based expenses, as we have certain risk associated with trade execution. See “Equity Derivative Trading and Clearing and Cash Equity Trading Transaction-Based Expenses” below for further discussion.
In Europe, equity derivative trading and clearing revenues are based on the volume and value of traded and cleared contracts, and recognized when executed or when contracts are cleared. The principal types of equity derivative contracts traded and cleared are stock options and futures and index options and futures.
Cash Equity Trading Revenues
U.S. cash equity trading revenues are variable, based on individual customer share volumes, and recognized as transactions occur. We charge transaction fees for executing cash equity trades in Nasdaq-listed and other listed securities on our U.S. cash equity exchanges, as well as on orders that are routed to other market venues for execution. Similar to U.S. equity derivative trading and clearing, we record cash equity trading revenues from transactions on a gross basis as revenues and record related expenses as transaction-based expenses, as we have certain risk associated with trade execution. For further discussion see “Equity Derivative Trading and Clearing and Cash Equity Trading Transaction-Based Expenses” below.
In our European cash equity markets, we charge transaction fees for executing trades on the exchanges that comprise Nasdaq Nordic and Nasdaq Baltic. These transaction fees are charged per executed order and as per value traded.
Equity Derivative Trading and Clearing and Cash Equity Trading Transaction-Based Expenses
For U.S. equity derivative trading, we credit a portion of the per share execution charge to the market participant that provides the liquidity. For U.S. cash equity trading, for Nasdaq and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. We record these credits as transaction rebates that are included in transaction-based expense in the Consolidated Statements of Income. These transaction rebates are paid on a monthly basis and the amounts due are included in accounts payable and accrued expenses in the Consolidated Balance Sheets.
In the U.S., we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our equity derivative trading and clearing fees and our cash equity trading fees. We collect the fees as a pass-through charge from organizations executing eligible trades on our options exchanges and our cash equity platforms and we recognize these amounts in transaction-based expenses when incurred. Section 31 fees received are included in cash and cash equivalents in the Consolidated Balance Sheets at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to the SEC in the Consolidated Balance Sheets until paid. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. As we hold the cash received until payment to the SEC, we earn interest income on the related cash balances.
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
FICC Revenues
Fixed income trading revenues are primarily earned from trading of U.S. Treasury securities and other fixed income products. Customer contracts may be on a fixed or variable rate basis. Revenues from customer contracts with a fixed rate basis are recognized ratably over the contract period. Revenues from customer contracts with a variable rate basis are based upon individual customer share volume and are recognized as revenues as the transaction occurs. Commodities trading and clearing revenues are primarily earned from trading and clearing of energy, emission allowance, freight, seafood and other commodity products. Trading and clearing revenues are based on the volume and value of traded and cleared contracts, and recognized when executed or when contracts are cleared. In addition, Nasdaq Commodities members are billed an annual fee which is recognized ratably over the following 12-month period.
We also generate clearing revenues for OTC traded derivatives, interest rate swaps, and resale and repurchase agreements. These clearing revenues are based on the value and length of the contract and are recognized when cleared. In connection with our collateral management process in our Nasdaq Clearing operations, we recognize interest income on cash contributions that we manage when earned.
Trade Management Services Revenues
Access Services
We generate revenues by providing market participants with several alternatives for connecting to and accessing our markets for a fee. The type of connectivity is determined by the level of functionality a customer needs. As a result, access services revenues vary depending on the type of connection provided to customers. We provide co-location services to market participants, whereby firms may lease cabinet space and power to house their own equipment and servers within our data centers. These participants are charged monthly fees for cabinet space, connectivity and support. Additionally, we offer a number of wireless connectivity routes between select data centers using millimeter wave and microwave technology. We also earn revenues from annual and monthly exchange membership and registration fees. Revenues for providing access to our markets, co-location services and monthly exchange membership and registration fees are recognized on a monthly basis as the service is provided. Revenues from annual fees for exchange membership and registration fees are recognized ratably over the following 12-month period.
Broker Services
Our broker services operations offer technology and customized securities administration solutions to financial participants in the Nordic market. The primary services offered are flexible back-office systems, which allow customers to entirely or partly outsource their company’s back-office functions. Revenues from broker services are based on a fixed basic fee for administration or licensing, maintenance and operations, and a variable portion that depends on the number of transactions completed. Broker services revenues are recognized on a continuous basis as services are rendered.
Corporate Services Revenues
Corporate services revenues include corporate solutions revenues and listing services revenues.
Corporate Solutions Revenues
Corporate solutions revenues primarily include subscription and transaction-based income from our investor relations, public relations, governance and multimedia solutions products. Subscription-based revenues earned are recognized ratably over the contract period, generally one to two years in length. As part of the subscription agreements, customers can also be charged usage fees based upon actual usage of the services provided. Revenues from usage fees and other services are recognized when earned. Revenues from transaction-based services, such as webcasting and wire distribution, are recorded as the services are provided and delivered.

Listing Services Revenues
Listing services revenues primarily include annual renewal fees, initial listing fees and listing of additional shares fees.
Annual Renewal Fees
In the U.S., annual renewal fees are charged based on the number of outstanding shares of companies listed in the U.S. at the end of the prior year and are recognized ratably over the following 12-month period. European annual renewal fees, which are received from companies listed on our Nasdaq Nordic and Nasdaq Baltic exchanges and Nasdaq First North, are directly related to the listed companies’ market capitalization on a trailing 12-month basis.
Initial Listing Fees
Initial listing fees are generally based on the number of shares that a company initially lists and are recognized on a straight-line basis over estimated service periods of six years, based on our historical listing experience and projected future listing duration.
Listing of Additional Shares Fees
Listing of additional shares fees are paid by listed companies in connection with corporate actions involving the issuance of new shares to be listed, such as stock splits and sales of additional securities. These fees are recognized on a straight-line basis over estimated service periods of four years, based on our historical listing experience and projected future listing duration.
Listing of additional share fees are expected to decline and will be phased out by January 2018 as a result of the implementation of our new fee program for our U.S. markets. See “All-Inclusive Annual Listing Fee Program” below for further discussion.
All-Inclusive Annual Listing Fee Program
Nasdaq announced an all-inclusive annual listing fee program for companies listed in the U.S. which became effective in 2015. Under this program, listed companies pay an annual fee which includes all listing-related activities, including listing of additional shares. All listed companies will be subject to the all-inclusive program beginning in January 2018, but can elect to opt-in to this program prior to January 2018. These revenues will be recognized ratably over the following 12-month period.
Information Services Revenues
Information services revenues include data products revenues and index licensing and services revenues.
Data Products Revenues
Data products revenues are earned from U.S. and European proprietary data products and index data products. In the U.S., we also earn revenues from U.S. tape plans.
We collect, process and create information from our exchanges and earn revenues as a distributor of our own data, as well as select, third-party content. We provide varying levels of quote and trade information to market participants and to data distributors, who in turn sell subscriptions for this information. We earn revenues primarily based on the number of data subscribers and distributors of our data. Data products revenues are subscription-based and are recognized on a monthly basis net of amounts due under revenue sharing arrangements with market participants.
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
Revenues from U.S. tape plans include eligible UTP Plan revenues that are shared among UTP Plan participants and are presented on a net basis. The Nasdaq Stock Market acts as the processor and administrator for the UTP Plan. The UTP Plan administrator sells quotation and last sale information for all transactions in Nasdaq-listed securities, whether traded on The Nasdaq Stock Market or other exchanges, to market participants and to data distributors, who then provide the information to subscribers. After deducting costs, as permitted under the revenue sharing provision of the UTP Plan, the UTP Plan administrator distributes the tape revenues to the respective UTP Plan participants, including The Nasdaq Stock Market, Nasdaq BX and Nasdaq PSX, based on a formula required by Regulation NMS that takes into account both trading and quoting activity. In addition, much like Nasdaq-listed securities, all quotes and trades in NYSE- and NYSE MKT-listed securities are reported and disseminated in real-time, and as such, we share in the tape revenues for information on NYSE- and NYSE MKT-listed securities. Revenues from net U.S. tape plans are recognized on a monthly basis.
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
Index Licensing and Services Revenues
We develop and license Nasdaq branded indexes, associated derivatives and financial products as part of our Global Index Family. We also provide custom calculation services for third-party clients. Revenues primarily include license fees from these branded indexes, associated derivatives and financial products in the U.S. and abroad. We primarily have two types of license agreements: transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable long-term agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, we recognize revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, we recognize revenue on a pro-rata basis over the licensing term. Asset-based licenses are also generally long-term agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recognized over the term of the license agreement.
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
Earnings Per Share
We present both basic and diluted earnings per share. Basic earnings per share is computed by dividing net income attributable to Nasdaq by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income attributable to Nasdaq by the weighted-average number of common shares and common share equivalents outstanding during the period and reflects the assumed conversion of all dilutive securities, which primarily consist of employee stock options, restricted stock, and PSUs. Common share equivalents are excluded from the computation in periods for which they have an anti-dilutive effect. Stock options for which the exercise price exceeds the average market price over the period are anti-dilutive and, accordingly, are excluded from the calculation. See Note 14, “Earnings Per Share,” for further discussion.
Pension and Post-Retirement Benefits
Pension and other post-retirement benefit plan information for financial reporting purposes is developed using actuarial valuations. We assess our pension and other post-retirement benefit plan assumptions on a regular basis. In evaluating these assumptions, we consider many factors, including evaluation of the discount rate, expected rate of return on plan assets, mortality rate, healthcare cost trend rate, retirement age assumption, our historical assumptions compared with actual results and analysis of current market conditions and asset allocations. See Note 11, “Retirement Plans,” for further discussion.
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
Share-Based Compensation
Nasdaq uses the fair value method of accounting for share-based awards. Share-based awards, or equity awards, include stock options, restricted stock, and PSUs. The fair value of stock options are estimated using the Black-Scholes option-pricing model. The fair value of restricted stock awards and PSUs, other than PSUs granted with market conditions, is determined based on the grant date closing stock price less the present value of future cash dividends. We estimate the fair value of PSUs granted with market conditions using a Monte Carlo simulation model at the date of grant.
We generally recognize compensation expense for equity awards on a straight-line basis over the requisite service period of the award, taking into account an estimated forfeiture rate.
We present excess tax benefits related to share-based payments, if any, as financing activities in the Consolidated Statements of Cash Flows.
Nasdaq also has an ESPP that allows eligible employees to purchase a limited number of shares of our common stock at six-month intervals, called offering periods, at 85.0% of the lower of the fair market value on the first or the last day of each offering period. The 15.0% discount given to our employees is included in compensation and benefits expense in the Consolidated Statements of Income.
See Note 12, “Share-Based Compensation,” for further discussion of our share-based compensation plans.
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
See Note 15, “Fair Value of Financial Instruments,” for further discussion.
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
Statement of Cash Flows In November 2016, the FASB issued ASU 2016-18, “Restricted Cash.”
This ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, restricted cash and restricted cash equivalents would be included when reconciling the beginning-of-period and end-of-period total amounts of cash flow shown on the statement of cash flows. As a result, transfers between cash and cash equivalents and restricted cash and cash equivalents will no longer be presented in the statement of cash flows.
January 1, 2018 with early adoption permitted.
In the fourth quarter of 2016, we early adopted ASU 2016-18 and reclassified changes in restricted cash from cash flow provided by operating activities to the total change in beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014. This new standard is a change in cash flow statement presentation only.

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
In the fourth quarter of 2016, we early adopted ASU 2016-15 and reclassified payments for contingent considerations made in 2015 and 2014 from cash flows from investing activities to cash flows from financing activities on the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014. This new standard is a change in cash flow statement presentation only.

Income Taxes In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.”
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

Recently Issued Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Financial Instruments - Credit Losses In June 2016, the FASB issued ASU 2016-13, “Measurement of Credit Losses on Financial Instruments.”
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
Compensation - Stock Compensation In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”
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
		January 1, 2017, with early adoption permitted.	The impact of ASU 2016-09 could be material to our results of operations in future periods depending upon factors such as future earnings and stock price.
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
Financial Instruments - Overall In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.”
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
January 1, 2018, with early adoption permitted.
We are currently assessing the materiality of the impact to our consolidated financial statements, and have not yet selected a transition approach. We have determined that our Market Technology business will be the most significantly impacted business primarily due to conforming with new guidance on performance obligations. We are still assessing the impact, if any, to our other businesses.

3. Restructuring Charges
2015 Restructuring Plan
During the first quarter of 2015, we performed a comprehensive review of our processes, businesses and systems in a company-wide effort to improve performance, cut costs, and reduce spending. In June 2016, we completed our 2015 restructuring plan and recognized total net pre-tax charges of $213 million for the period March 2015 through June 2016. Through this initiative, we expect to generate annualized savings of $36 million. Restructuring charges are recorded on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates may require future adjustments to the restructuring reserve.
The following table presents a summary of the 2015 restructuring plan charges in the Consolidated Statements of Income for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
	(in millions)
Rebranding of trade name	$—	$119
Severance	22	25
Facilities-related	1	—
Asset impairments	8	18
Other	10	10
Total restructuring charges	$41	$172
Rebranding of Trade Name
In connection with our global rebranding initiative, we decided to change our company name from The NASDAQ OMX Group, Inc. to Nasdaq, Inc., which became effective in the third quarter of 2015. In connection with this action, we decided to discontinue the use of the OMX trade name and recorded a pre-tax, non-cash impairment charge of $119 million in March 2015 to write off the full value of the trade name. The impairment charge did not impact the company’s consolidated cash flows, liquidity, or capital resources.
Severance
Severance, which includes other termination benefits and other associated costs in the table above, related to workforce reductions of 201 positions across our organization for the year ended December 31, 2016 and 230 positions for the year ended December 31, 2015. In addition to reducing our workforce, we have relocated certain functions to lower cost locations and expect to continue hiring in these lower cost locations to support the business.
Facilities-related
The facilities-related charge in the table above for the year ended December 31, 2016 primarily pertained to the consolidation of leased facilities. For the year ended December 31, 2015, facility-related costs were $10 million and pertained to the consolidation of leased facilities. These costs were offset by a credit of $10 million which pertained to the release of a previously recorded sublease loss reserve for part of the space we lease in New York, New York. In June 2015, as part of our real estate reorganization plans, management decided to occupy this space. Based on management’s decision, we released the sublease loss reserve recorded for this space.
Asset Impairments
Asset impairment charges of $8 million for the year ended December 31, 2016 and $18 million for the year ended December 31, 2015 primarily related to fixed assets and capitalized software that were retired during the respective period.

Restructuring Reserve
The following table presents the changes in the restructuring reserve for the year ended December 31, 2016:

	Balance at January 1, 2016	Expense Incurred	Cash Payments	Balance at December 31, 2016
	(in millions)
Severance	$12	$22	$(17)	$17

As of December 31, 2016, the majority of the restructuring reserve is included in other current liabilities in the Consolidated Balance Sheets and will be paid in 2017.
4. Acquisitions
We completed the following acquisitions in 2016, 2015 and 2014. Financial results of each transaction are included in our Consolidated Statements of Income from the date of each acquisition.
2016 Acquisitions

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Total Net Deferred Tax Liability	Acquired Intangible Assets	Goodwill
	(in millions)
ISE	$1,070	$83	$(185)	$623	$549
Boardvantage	242	28	(45)	111	148
Marketwired	111	(1)	(5)	31	86
Nasdaq CXC	116	6	(20)	76	54

The amounts in the table above represent the allocation of purchase price as of December 31, 2016. The preliminary allocations of the purchase price are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values, which may include tax and other estimates, during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.
See “Intangible Assets” below for further discussion of intangible assets acquired through our 2016 acquisitions.
Acquisition of ISE
On June 30, 2016, we acquired ISE for $1,070 million. We acquired net assets, at fair value, totaling $83 million and recorded a net deferred tax liability of $185 million, comprised of a deferred tax liability of $266 million and a deferred tax asset of $81 million, related to differences in the U.S. GAAP and tax basis of our investment in ISE. ISE is part of our Market Services, Information Services and Market Technology segments.
In May 2016, we issued the 2023 Notes and in June 2016, we issued the 2026 Notes to fund this acquisition. See “1.75% Senior Unsecured Notes,” and “3.85% Senior Unsecured Notes,” of Note 9, “Debt Obligations,” for further discussion.
Acquisition of Boardvantage
In May 2016, we acquired Boardvantage for $242 million ($197 million in cash paid plus $45 million in working capital adjustments, which primarily includes cash acquired). We acquired net assets, at fair value, totaling $28 million and recorded a net deferred tax liability of $45 million, comprised of a deferred tax liability of $46 million and a deferred tax asset of $1 million, related to differences in the U.S. GAAP and tax basis of our investment in Boardvantage. This acquisition expanded our Corporate Solutions governance business within our Corporate Services segment.
Nasdaq borrowed $197 million under the revolving credit commitment of the 2014 Credit Facility to fund this acquisition.
Acquisition of Marketwired
In February 2016, we acquired Marketwired for $111 million ($109 million in cash paid plus $2 million in working capital adjustments). We acquired net liabilities, at fair value, totaling $1 million and recorded a deferred tax liability of $10 million related to differences in the U.S. GAAP and tax basis of our investment in Marketwired. In the second quarter of 2016, we recorded a measurement period adjustment of $5 million to the estimated fair value of deferred tax liabilities to reflect a revised assessment following the receipt of new information. The adjustment resulted in a decrease to both deferred tax liabilities recorded and goodwill. The adjustment did not result in an impact to our Consolidated Statements of Income. Marketwired is part of our Corporate Solutions business within our Corporate Services segment.
Nasdaq borrowed $109 million under the revolving credit commitment of the 2014 Credit Facility to fund this acquisition.

Acquisition of Nasdaq CXC
In February 2016, we acquired Nasdaq CXC for $116 million ($115 million in cash paid plus $1 million in working capital adjustments). We acquired net assets, at fair value, totaling $6 million and recorded a deferred tax liability of $20 million related to differences in the U.S. GAAP and tax basis of our investment in Nasdaq CXC. Nasdaq CXC is part of our Market Services segment and our Data Products business within our Information Services segment.

Nasdaq used cash on hand and borrowed $55 million under the revolving credit commitment of the 2014 Credit Facility to fund this acquisition.

* * * * * *
2015 Acquisitions
We completed the following acquisitions in 2015. Financial results are included in our Consolidated Statements of Income from the date of each acquisition.

	Purchase Consideration	Total Net Assets Acquired	Total Net Deferred Tax Liability	Acquired Intangible Assets	Goodwill
	(in millions)
DWA	$226	$8	$(34)	$141	$111

We finalized the allocation of the purchase price for DWA in January 2016. There were no adjustments to the provisional values for this acquisition during the 12 month measurement period.
Acquisition of DWA
On January 30, 2015, we completed the acquisition of DWA for $226 million ($225 million cash paid plus $1 million in working capital adjustments). We acquired net assets, at fair value, totaling $8 million and recorded a deferred tax liability of $34 million related to differences in the U.S. GAAP and tax basis of our investment in DWA. DWA is part of our Data Products and Index Licensing and Services businesses within our Information Services segment.
Nasdaq used cash on hand and borrowed $100 million under the revolving credit commitment of the 2014 Credit Facility to fund this acquisition.
See “Intangible Assets” below for further discussion of intangible assets acquired in the DWA acquisition.

Acquisition of Full Ownership of NPM and Acquisition of SecondMarket
In October 2015, we acquired full ownership of NPM following the acquisition of the minority stake that was previously held by a third party. In addition, through NPM, we acquired SecondMarket. The purchase of the additional ownership interest in NPM and the acquisition of SecondMarket were purchased for an immaterial amount. NPM and SecondMarket are part of our Listing Services business within our Corporate Services segment.
2014 Acquisition
In March 2014, we completed the acquisition of the remaining 28.0% ownership interest in BWise that was previously held by a third party. BWise is part of our Market Technology segment.

Intangible Assets
The following table presents the details of acquired intangible assets in our 2016 and 2015 acquisitions. All acquired intangible assets with finite lives are amortized using the straight-line method.

	2016				2015
	ISE	Boardvantage	Marketwired	Nasdaq CXC	DWA
	($ in millions)
Intangible Assets
Exchange registrations	$467	$—	$—	$—	$—
Discount rate used	8.6%	—	—	—	—
Estimated average remaining useful life	Indefinite	—	—	—	—
Customer relationships	$148	$103	$29	$76	$29
Discount rate used	9.1%	15.5%	16.4%	10.3%	17.5%
Estimated average remaining useful life	13 years	14 years	6 years	17 years	15 years
Trade name	$8	$2	$2	$—	$108
Discount rate used	8.6%	15.0%	15.8%	—	17.0%
Estimated average remaining useful life	Indefinite	1 year	2 years	—	Indefinite
Technology	$—	$6	$—	$—	$4
Discount rate used	—	15.5%	—	—	17.0%
Estimated average remaining useful life	—	5 years	—	—	5 years
Total intangible assets	$623	$111	$31	$76	$141

Exchange Registrations
As part of our acquisition of ISE we acquired exchange registrations. The exchange registrations represent licenses that provide ISE with the ability to operate its option exchanges. Nasdaq views these intangible assets as a perpetual license to operate the exchanges so long as ISE meets its regulatory requirements. Nasdaq selected a variation of the income approach called the Greenfield Approach to value the exchange registrations. The Greenfield Approach refers to a discounted cash flow analysis that assumes the buyer is building the exchange from a start-up business to a normalized level of operations as of the acquisition date. This discounted cash flow model considers the required resources and eventual returns from the build-out of operational exchanges and the acquisition of customers, once the exchange registrations are obtained. The advantage of this approach is that it reflects the actual expectations that will arise from an investment in the registrations and it directly values the registrations. The Greenfield Approach relies on assumptions regarding projected revenues, margins, capital expenditures, depreciation, and working capital during the two year pre-trade phase, the 10 year ramp-up period, as well as the terminal period.
In developing a discount rate for the exchange registrations, we estimated a weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.
Customer Relationships
As part of our acquisitions of ISE, Boardvantage, Marketwired, Nasdaq CXC, and DWA, we acquired customer relationships.

Customer relationships represent the non-contractual and contractual relationships with customers.
Methodology
For our acquisitions of ISE, Boardvantage, Marketwired and Nasdaq CXC, customer relationships were valued using the income approach, specifically an excess earnings method. The excess earnings method examines the economic returns contributed by the identified tangible and intangible assets of a company, and then isolates the excess return that is attributable to the intangible asset being valued.
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
We estimated that without current customer relationships, it would take approximately 3-6 years, depending on the business, for the customer base to grow to 100.0% of current projected revenues. We also made estimates related to compensation levels and other expenses such as sales and marketing that would be incurred as the business was ramped up through the year in which the customer base would be expected to reach the level that currently exists.

Discount rate
The discount rates used reflect the amount of risk associated with the hypothetical cash flows for the customer relationships relative to the overall business. In developing a discount rate for the customer relationships, we estimated a weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.
For our acquisitions of Marketwired, Nasdaq CXC and DWA, a discounted tax amortization benefit was added to the fair value of the assets under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.
Estimated Useful Life
We estimate the remaining useful life based on the historical behavior of the customers and a parallel analysis of the customers using the excess earnings method.
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

The discount rate used reflects the amount of risk associated with the hypothetical cash flows generated by the DWA trade name in the future. In developing a discount rate for the trade name, we estimated a weighted average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at the applicable statutory rate, and a discounted tax amortization benefit was added to the fair value of the asset under the assumption that the trade name would be amortized for tax purposes over a period of 15 years.
We estimated the useful life of the trade name to be indefinite. The useful life was based on several factors including the number of years the name has been in service, its popularity within the industry, and our intention to continue its use in the branding of products.
Pro Forma Results and Acquisition-related Costs
The consolidated financial statements for the years ended December 31, 2016, 2015 and 2014 include the financial results of the above 2016, 2015 and 2014 acquisitions from the date of each acquisition. Pro forma financial results for the acquisitions completed in 2016, 2015 and 2014 have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.
Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Consolidated Statements of Income.
* * * * * *
5. Goodwill and Acquired Intangible Assets
Goodwill
The following table presents the changes in goodwill by business segment during the year ended December 31, 2016:

	Market Services	Corporate Services	Information Services	Market Technology	Total
	(in millions)
Balance at December 31, 2015	$2,941	$467	$1,823	$164	$5,395
Goodwill acquired	549	234	54	—	837
Foreign currency translation adjustment	(100)	(27)	(71)	(7)	(205)
Balance at December 31, 2016	$3,390	$674	$1,806	$157	$6,027

The goodwill acquired for Market Services and Information Services shown above relates to our acquisitions of ISE and Nasdaq CXC, and the goodwill acquired for Corporate Services shown above relates to our acquisitions of Boardvantage and Marketwired. See “2016 Acquisitions,” of Note 4, “Acquisitions,” for further discussion.
As of December 31, 2016, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $879 million, of which $561 million is related to our acquisition of eSpeed, $237 million is related to our acquisition of the TR Corporate businesses, and $81 million is related to other acquisitions.
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the years ended

December 31, 2016 and 2015; however, events such as economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

* * * * * *
Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	December 31, 2016				December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$38	$(24)	$14	5	$39	$(23)	$16	5
Customer relationships	1,394	(464)	930	18	1,038	(387)	651	20
Other	7	(6)	1	6	5	(4)	1	9
Foreign currency translation adjustment	(160)	58	(102)		(138)	43	(95)
Total finite-lived intangible assets	$1,279	$(436)	$843		$944	$(371)	$573
Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$—	$1,257		$790	$—	$790
Trade names	130	—	130		700	—	700
Licenses	52	—	52		51	—	51
Foreign currency translation adjustment	(188)	—	(188)		(155)	—	(155)
Total indefinite-lived intangible assets	$1,251	$—	$1,251		$1,386	$—	$1,386
Total intangible assets	$2,530	$(436)	$2,094		$2,330	$(371)	$1,959

Amortization expense for acquired finite-lived intangible assets was $82 million for the year ended December 31, 2016, $62 million for the year ended December 31, 2015 and $69 million for the year ended December 31, 2014. The increase in amortization expense in 2016 compared with 2015 was primarily due to additional acquired intangible assets in 2016. The decrease in amortization expense in 2015 compared with 2014 was primarily due to lower amortization expense on certain intangible assets that were impaired in  2015 as discussed below, partially offset by amortization expense on identifiable finite-lived intangible assets acquired in connection with the acquisition of DWA.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $102 million as of December 31, 2016) of acquired finite-lived intangible assets as of December 31, 2016 is as follows:

(in millions)
2017	$94
2018	90
2019	76
2020	75
2021	74
2022 and thereafter	536
Total	$945
Intangible Asset Impairment Charges
We recorded the pre-tax, non-cash intangible asset impairment charges described below during 2016, 2015 and 2014.

During 2016, the eSpeed business continued to operate in a challenging environment and, as a result, experienced a decline in operating performance. In October 2016, a new head of FICC joined Nasdaq and, in late November and December 2016, the management team conducted an extensive business review of the eSpeed business. Based upon this review, management changed the strategic direction of our Fixed Income business and will more closely integrate the U.S. and European Fixed Income businesses under a single brand called Nasdaq Fixed Income. As part of this effort, we decided to no longer utilize the eSpeed trade name. In connection with these triggering events, following board approval in January 2017, we recorded a pre-tax, non-cash intangible asset impairment charge of $578 million to write off the full value of the eSpeed trade name as we no longer attribute any material value to the trade name. This charge is recorded in asset impairment charges in the Consolidated Statements of Income for 2016.
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
These intangible asset impairment charges did not impact the company’s consolidated cash flows, liquidity, or capital resources and related primarily to our Market Services segment. However, for segment reporting purposes, these charges were allocated to corporate items based on the decision that these charges should not be used to evaluate the segment’s operating performance.
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

6. Investments
The following table presents the details of our investments:

	December 31,
	2016	2015
	(in millions)
Trading securities	$228	$189
Available-for-sale investment securities	17	12
Equity method investments	124	72
Cost method investments	144	132
Trading Securities
Trading securities, which are included in financial investments, at fair value in the Consolidated Balance Sheets, are primarily comprised of highly rated European government debt securities, of which $172 million as of December 31, 2016 and $166 million as of December 31, 2015, are assets utilized to meet regulatory capital requirements primarily for our clearing operations at Nasdaq Clearing.
Available-for-Sale Investment Securities
Available-for-sale investment securities, which are included in financial investments, at fair value in the Consolidated Balance Sheets, are primarily comprised of short-term commercial paper. As of December 31, 2016 and December 31, 2015, the cumulative unrealized gains and losses on these securities were immaterial.
Equity Method Investments
As of December 31, 2016, our equity method investments primarily included equity interests in OCC and EuroCCP N.V. As of December 31, 2015, our equity method investments primarily included equity interests in OCC, EuroCCP N.V. and The Order Machine.
The carrying amounts of our equity method investments are included in other non-current assets in the Consolidated Balance Sheets. The increase in 2016 compared with 2015 was primarily due to the inclusion of an additional 20.0% ownership interest in OCC, which we acquired in connection with our acquisition of ISE on June 30, 2016, bringing our total ownership interest in OCC to 40.0% as of December 31, 2016. The increase in 2016 was partially offset by the write-off of our equity method investment in The Order Machine as discussed below.
We evaluate our equity method investments for other-than-temporary declines in value by considering a variety of factors such as the earnings capacity of the investment. As of December 31, 2016, the estimated fair value of our investment in The Order Machine was less than the carrying value and management considered the decline in value to be other-than-temporary. As a result, we recorded a non-cash impairment charge of $7 million to write off the full value of the investment. This charge is recorded in net income from unconsolidated investees in the Consolidated Statements of Income for 2016. No other impairments of equity method investments were recorded in 2016, 2015 or 2014.
Net income recognized from our equity interest in the earnings and losses of these equity method investments was $2 million for the year ended December 31, 2016, $17 million for the year ended December 31, 2015 and immaterial for the year ended December 31, 2014. The change in year ended December 31, 2016 compared with the same period in 2015 is primarily due to income recognized from our equity method investment in OCC, partially offset by the write-off of our equity method investment in The Order Machine. The change in year ended December 31, 2015 compared with the same period in 2014 is primarily due to income recognized from our equity method investment in OCC. We were not able to determine what our share of OCC’s income was for the year ended December 31, 2014 until the first quarter of 2015, when OCC’s financial statements were made available to us. As a result, we recorded other income of $13 million in March 2015 relating to our share of OCC’s income for the year ended December 31, 2014. This income is included in net income from unconsolidated investees in the Consolidated Statements of Income for 2015.
Capital Contribution to OCC
In March 2015, in connection with being designated systemically important by the Financial Stability Oversight Council, OCC implemented a capital plan under which the options exchanges that are OCC’s stockholders made new capital contributions to OCC, committed to make further capital contributions in the future under certain specified circumstances, and received certain commitments from OCC with respect to future dividend payments and related matters. Under the OCC capital plan, OCC’s existing exchange stockholders, including Nasdaq and ISE, each contributed a pro-rata share of $150 million in new equity capital. Nasdaq’s and ISE’s capital contributions were each $30 million. OCC’s exchange stockholders also committed to provide, as may become necessary from time to time, additional replenishment capital on a pro-rata basis if certain capital thresholds are triggered. For its part, OCC adopted specific policies with respect to fees, customer refunds and stockholder dividends, which envision an annual dividend payment to its stockholders equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (with such customer refunds generally to constitute 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). After the SEC staff approved the OCC capital plan and the stockholders made their capital contributions, the plan’s further effectiveness was suspended under the applicable SEC rules because certain parties petitioned the full Commission to reconsider the capital plan’s approval. This stay was lifted by the SEC in September 2015, allowing OCC to implement the plan and in February 2016, the SEC issued an order approving the OCC capital plan as previously implemented and dismissed the petitions challenging that plan. The petitioners filed for a stay of the SEC’s order, which would have blocked OCC from paying a dividend under the OCC capital plan. The Court of Appeals denied the requested stay, permitting OCC to pay a dividend which Nasdaq received in February 2016. The petitioners also appealed the SEC’s order to the Federal Court of Appeals for the District of Columbia Circuit, and the appeal is pending.
Cost Method Investments
The carrying amount of our cost method investments is included in other non-current assets in the Consolidated Balance Sheets. As of December 31, 2016 and 2015, our cost method investments primarily represented our 5% ownership interest in Borsa Istanbul, and our 5% ownership interest in LCH.Clearnet Group Limited.
The Borsa Istanbul shares, which were issued to us in the first quarter of 2014, are part of the consideration received under a market technology agreement. This investment has a cost basis of $75 million which is guaranteed to us via a put option negotiated as part of the market technology agreement.
7. Property and Equipment, net
The following table presents our major categories of property and equipment, net:

	Year Ended December 31,
	2016	2015
	(in millions)
Data processing equipment and software	$665	$576
Furniture, equipment and leasehold improvements	254	254
Total property and equipment	919	830
Less: accumulated depreciation and amortization	(557)	(507)
Total property and equipment, net	$362	$323
Depreciation and amortization expense for property and equipment was $88 million for the year ended December 31, 2016, $76 million for the year ended December 31, 2015 and $68 million for the year ended December 31, 2014. The increase in depreciation and amortization expense in 2016 compared with 2015 and in 2015 compared with 2014 was primarily due to additional expense associated with assets and software placed in service. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income.
We recorded asset impairment charges of $8 million for the year ended December 31, 2016 and $18 million for the year ended December 31, 2015, primarily related to fixed assets and capitalized software that were retired and included in restructuring charges in the Consolidated Statements of Income during the respective period. For the year ended December 31, 2014, we recorded asset impairment charges of $11 million primarily related to certain technology assets. These charges are included in asset impairment charges in the Consolidated Statements of Income for 2014.
As of December 31, 2016 and 2015, we did not own any real estate properties.

8. Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the years ended December 31, 2016 and 2015 are reflected in the following table:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues	Total
	(in millions)
Balance at January 1, 2016	$59	$53	$28	$187	$327
Additions	13	12	606	233	864
Amortization	(18)	(28)	(576)	(227)	(849)
Translation adjustment	—	—	(1)	(8)	(9)
Balance at December 31, 2016	$54	$37	$57	$185	$333

Balance at January 1, 2015	$54	$78	$52	$208	$392
Additions	21	10	403	192	626
Amortization	(16)	(35)	(424)	(199)	(674)
Translation adjustment	—	—	(3)	(14)	(17)
Balance at December 31, 2015	$59	$53	$28	$187	$327

The additions and amortization for initial listing revenues, listing of additional shares revenues and annual renewal and other revenues primarily reflect revenues from our Listing Services business within our Corporate Services segment.
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
At December 31, 2016, we estimate that our deferred revenue, which is primarily corporate services and market technology revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues	Total
	(in millions)
Fiscal year ended:
2017	$16	$21	$57	$70	$164
2018	14	11	—	36	61
2019	11	4	—	33	48
2020	8	1	—	30	39
2021	4	—	—	9	13
2022 and thereafter	1	—	—	7	8
	$54	$37	$57	$185	$333

The timing of recognition of our deferred market technology revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.

9. Debt Obligations
The following table presents the changes in the carrying amount of our debt obligations during the year ended December 31, 2016:

	December 31, 2015	Additions	Payments, Accretion and Other	December 31, 2016
	(in millions)
5.55% senior unsecured notes due January 15, 2020	$597	$—	$1	$598
5.25% senior unsecured notes due January 16, 2018	368	—	1	369
3.875% senior unsecured notes due June 7, 2021	646	—	(21)	625
4.25% senior unsecured notes due June 1, 2024	495	—	—	495
1.75% senior unsecured notes due May 19, 2023	—	664	(42)	622
3.85% senior unsecured notes due June 30, 2026	—	495	—	495
$400 million senior unsecured term loan facility due November 25, 2019 (average interest rate of 2.00% for the period March 17, 2016 through December 31, 2016)	—	399	—	399
$750 million revolving credit commitment due November 25, 2019 (average interest rate of 1.63% for the period January 1, 2016 through December 31, 2016)	258	898	(1,156)	—
Total long-term debt obligations	$2,364	$2,456	$(1,217)	$3,603

Senior Unsecured Notes
Our senior unsecured notes were all issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of December 31, 2016, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable notes. Our senior unsecured notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations and they are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.
With the exception of the 2020 Notes, upon a change of control triggering event (as defined in the various note indentures), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.
5.55% Senior Unsecured Notes
In January 2010, Nasdaq issued the 2020 Notes. The 2020 Notes pay interest semiannually at a rate of 5.55% per annum until January 15, 2020.
5.25% Senior Unsecured Notes
In December 2010, Nasdaq issued the 2018 Notes. The 2018 Notes pay interest semiannually at a rate of 5.25% per annum until January 16, 2018 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 7.25%.

3.875% Senior Unsecured Notes
In June 2013, Nasdaq issued the 2021 Notes. The 2021 Notes pay interest annually at a rate of 3.875% per annum until June 7, 2021 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 5.875%.
The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $21 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets for the year ended December 31, 2016.
4.25% Senior Unsecured Notes
In May 2014, Nasdaq issued the 2024 Notes. The 2024 Notes pay interest semiannually at a rate of 4.25% per annum until June 1, 2024 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 6.25%.
1.75% Senior Unsecured Notes
In May 2016, Nasdaq issued the 2023 Notes. We used the net proceeds from the 2023 Notes and the 2026 Notes to fund our acquisition of ISE. See “Acquisition of ISE,” of Note 4, “Acquisitions,” for further discussion of the ISE acquisition.
The 2023 Notes pay interest annually at a rate of 1.75% per annum until May 19, 2023 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 3.75%.
The 2023 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange rate risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $42 million noted in the “Payments, Accretion and Other” column in the table above reflects the translation of the 2023 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets as of December 31, 2016.
3.85% Senior Unsecured Notes
In June 2016, Nasdaq issued the 2026 Notes. We used the net proceeds from the 2023 Notes and the 2026 Notes to fund our acquisition of ISE. See “Acquisition of ISE,” of Note 4, “Acquisitions,” for further discussion of the ISE acquisition.

The 2026 Notes pay interest semiannually at a rate of 3.85% per annum until June 30, 2026 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 5.85%.
Credit Facilities
As of December 31, 2016, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable credit facility. Nasdaq is permitted to repay borrowings under our credit facilities at any time in whole or in part, without penalty. We are also required to repay loans outstanding under our credit facilities with net cash proceeds from sales of property and assets of Nasdaq and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to specified exceptions and thresholds.
Our credit facilities contain financial and operating covenants. Financial covenants include a minimum interest expense coverage ratio and a maximum leverage ratio. Operating covenants include, among other things, limitations on Nasdaq’s ability to incur additional indebtedness, grant liens on assets, enter into affiliate transactions, dispose of assets and pay dividends. Our credit facilities allow us to pay cash dividends on our common stock. The facilities also contain customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, maintenance of business and insurance, and events of default, including cross-defaults to our material indebtedness.
2016 Credit Facility
In March 2016, Nasdaq entered into the 2016 Credit Facility. In March 2016, loans in an aggregate principal amount of $400 million were drawn under the 2016 Credit Facility and the net proceeds were used to partially repay amounts outstanding under the revolving credit commitment of the 2014 Credit Facility as discussed below.
Loans under the 2016 Credit Facility pay interest monthly at a variable interest rate based on either the LIBOR or the base rate (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s debt rating. Under the 2016 Credit Facility, we are required to make quarterly principal payments beginning in March 2018 equal to 2.50% of the aggregate original principal amounts borrowed with the remaining amounts due at maturity.
2014 Credit Facility
In November 2014, Nasdaq entered into the 2014 Credit Facility. The 2014 Credit Facility consists of a  $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). At various points during 2016, we borrowed under the revolving credit commitment of the 2014 Credit Facility. Total borrowings for the year were $898 million of which $361 million was used to partially fund our acquisitions of Nasdaq CXC, Marketwired and Boardvantage, and $537 million was used for general corporate purposes. We used the net proceeds from our 2016 Credit Facility and cash on hand to repay $1,156 million under the revolving credit commitment of the 2014 Credit Facility. See “2016 Acquisitions,” of Note 4, “Acquisitions,” for further discussion of the Nasdaq CXC, Marketwired and Boardvantage acquisitions.
The loans under the 2014 Credit Facility have a variable interest rate based on either the LIBOR or the base rate (as defined in the credit agreement) (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s debt rating.
Other Credit Facilities
In addition to the revolving credit commitment under our 2014 Credit Facility discussed above, we have credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Credit facilities, which are available in multiple currencies, totaled $170 million at December 31, 2016 and $202 million at December 31, 2015 in available liquidity, none of which was utilized.
Debt Covenants
At December 31, 2016, we were in compliance with the covenants of all of our debt obligations.

10. Income Taxes
The income tax provision consists of the following amounts:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Current income taxes:
Federal	$37	$139	$123
State	21	42	36
Foreign	106	36	28
Total current income taxes	164	217	187
Deferred income taxes:
Federal	(97)	(18)	(13)
State	(35)	(1)	(2)
Foreign	(4)	5	9
Total deferred income taxes	(136)	(14)	(6)
Total income tax provision	$28	$203	$181
We have determined that undistributed earnings of certain non-U.S. subsidiaries will be reinvested for an indefinite period of time. We have both the intent and ability to indefinitely reinvest these earnings.  At December 31, 2016, the cumulative amount of undistributed earnings in these subsidiaries is approximately $144 million. Given our intent to reinvest these earnings for an indefinite period of time, we have not accrued a deferred tax liability for U.S. federal income taxes on these earnings. A determination of unrecognized deferred tax liability related to these earnings is not practicable.
A reconciliation of the income tax provision, based on the U.S. federal statutory rate, to our actual income tax provision for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal income tax provision at the statutory rate	35.0%	35.0%	35.0%
State income tax provision, net of federal effect	(6.7)%	3.9%	3.4%
Non-U.S. subsidiary earnings	(7.3)%	(6.4)%	(7.0)%
Tax credits and deductions	(5.1)%	(0.8)%	(0.6)%
Change in unrecognized tax benefits	4.2%	0.3%	(3.0)%
Other, net	0.5%	0.2%	2.7%
Actual income tax provision	20.6%	32.2%	30.5%

The lower effective tax rate in 2016 when compared to 2015 is primarily due to a shift in the geographic mix of earnings, largely driven by the write-off of the eSpeed trade name,

partially offset by an unfavorable ruling from the Finnish Supreme Administrative Court. The higher effective tax rate in 2015 when compared with 2014 was primarily due to a decrease in unrecognized tax benefits in 2014.
The temporary differences, which give rise to our deferred tax assets and (liabilities), consisted of the following:

	December 31,
	2016	2015
	(in millions)
Deferred tax assets:
Deferred revenues	$39	$46
U.S. federal net operating loss	2	5
Foreign net operating loss	37	92
State net operating loss	1	2
Compensation and benefits	99	86
Foreign currency translation	528	458
Tax credits	7	7
Other	34	32
Gross deferred tax assets	747	728

Deferred tax liabilities:
Amortization of software development costs and depreciation	(63)	(56)
Amortization of acquired intangible assets	(596)	(522)
Investments	(37)	(35)
Other	(24)	(13)
Gross deferred tax liabilities	(720)	(626)
Net deferred tax assets before valuation allowance	27	102
Less: valuation allowance	(30)	(85)
Net deferred tax assets (liabilities)	$(3)	$17
A valuation allowance has been established with regards to the tax benefits primarily associated with certain net operating losses, or NOLs, as it is more likely than not that these benefits will not be realized in the foreseeable future.
As of December 31, 2016, the expiration dates for the NOLs, and credits are as follows:

Jurisdiction	Amount	Expiration Date
	(in millions)
U.S. Federal NOL	$2	2027
Foreign NOL	3	2018-2025
Foreign NOL	34	No expiration date
State NOL	1	2017-2035
U.S. Federal Tax credits	7	2018-2027

The following represents the domestic and foreign components of income before income tax provision:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Domestic	$(155)	$393	$349
Foreign	291	237	245
Income before income tax provision	$136	$630	$594
We recorded income tax benefits of $41 million in 2016,  $34 million in 2015 and $9 million in 2014, primarily related to share-based compensation. These amounts were recorded as additional paid-in-capital in the Consolidated Balance Sheets.
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
There are $40 million as of December 31, 2016 and $33 million as of December 31, 2015 of unrecognized tax benefits that if recognized would affect our effective tax rate.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2016	2015
	(in millions)
Beginning balance	$40	$41
Additions as a result of tax positions taken in prior periods	9	3
Additions as a result of tax positions taken in the current period	3	3
Reductions related to settlements with taxing authorities	(4)	(2)
Reductions as a result of lapses of the applicable statute of limitations	—	(5)
Ending balance	$48	$40
Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We have accrued $8 million as of December 31, 2016 and $7 million  as of December 31, 2015 for interest and penalties, net of tax effect.
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2011 through 2015 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2014 and we are subject to examination for the year 2015. Due to the uncertainty of the outcome of matters in certain states, in 2016 we recorded a reserve of $5 million. This reserve is mostly offset by the recognition of $4 million of previously unrecognized tax benefits, in 2016, due to settlements of audits in various states. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2008 through 2015. In 2015, we received an assessment of $6 million from the Swedish Tax Agency for the year 2013. We have appealed this assessment to the Swedish Courts. Due to the uncertainty of the outcome of this matter, in 2015 we recorded a reserve of $6 million. This reserve is mostly offset by the recognition of $5 million of previously unrecognized tax benefits, in 2015, due to the lapse of the statute of limitations related to tax examinations in various jurisdictions in the U.S. We anticipate that the amount of unrecognized tax benefits at December 31, 2016 will significantly decrease in the next twelve months as we expect to settle certain tax audits. The final outcome of such audits cannot yet be determined. We anticipate that such adjustments will not have a material impact on our consolidated financial position or results of operations.
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
From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Because this legislation is unclear with regard to our ability to continue to claim such interest deductions, Nasdaq filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. In June 2014, we received an unfavorable ruling from the Swedish Tax Council for Advance Tax Rulings. We appealed this ruling to the Swedish Supreme Administrative Court; however the Swedish Supreme Administrative Court denied our request for a ruling based on procedural requirements. In the third quarter of 2015, and in October 2016, we received notices from the Swedish Tax Agency that interest deductions for the years 2013 and 2014, respectively, have been disallowed. We have appealed to the Swedish Lower Administrative Court and continue to expect a favorable decision. Since January 1, 2013, we have recorded tax benefits of $50 million associated with this matter. We continue to pay all assessments from the Swedish Tax Agency while this matter is pending. If the Swedish Courts agree with our position we will receive a refund of all paid assessments; if the Swedish Courts disagree with our position, we will record tax expense of $38 million, or $0.22 per diluted share, which is gross of any related U.S. tax benefits and reflects the impact of foreign currency translation. We expect to record recurring quarterly tax benefits of $1 million to $2 million with respect to this matter for the foreseeable future.
Other Tax Matter
In December 2012, the Swedish Tax Agency approved our 2010 amended VAT tax return and we received a cash refund for the amount claimed. In 2013, we filed amended VAT tax returns for 2011 and 2012 and utilized the same approach which was approved for the 2010 filing. We also utilized this approach in our 2013 and 2014 filings. However, even though the VAT return position was previously reviewed and approved by the Swedish Tax Agency, the Swedish Tax Agency challenged our approach. The revised position of the Swedish Tax Agency was upheld by the Lower Administrative Court in 2015. As a result, in 2015, we reversed the previously recorded benefit of $12 million, based on the court decision. We have appealed the ruling of the Lower Administrative Court to the Court of Appeals.
11. Retirement Plans
Defined Contribution Savings Plan
We sponsor a 401(k) Plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions in 2016, 2015 and 2014. Savings plan expense included in compensation and benefits expense in the Consolidated Statements of Income was $11 million in 2016, $10 million in 2015 and $9 million in 2014.
Prior to 2015, we had a profit-sharing contribution feature to our 401(k) Plan which allowed eligible U.S. employees to receive employer retirement contributions when we met our annual corporate goals. Employer retirement contribution expense recorded in compensation and benefits expense in the Consolidated Statements of Income was $3 million in 2014.

Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the Nasdaq Benefit Plans. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The total expense for these plans is included in compensation and benefits expense in the Consolidated Statements of Income and was $23 million in 2016, $22 million in 2015 and $21 million in 2014.
Nasdaq recognizes the funded status of the Nasdaq Benefit Plans, measured as the difference between the fair value of the plan assets and the benefit obligation, in the Consolidated Balance Sheets. The funded status related to the Nasdaq Benefit Plans was underfunded by $59 million at December 31, 2016 and $64 million at December 31, 2015 and is included in accrued personnel costs and other non-current liabilities in the Consolidated Balance Sheets. The fair value of the plan assets was $74 million as of December 31, 2016 and $70 million as of December 31, 2015 and the benefit obligation was $133 million at December 31, 2016 and $134 million at December 31, 2015. The plan assets of the Nasdaq Benefit Plans are invested in securities per target allocations adopted by Nasdaq’s Pension and 401(k) Committee and are primarily invested in equity and fixed income securities, which are primarily categorized as Level 2 in the fair value hierarchy.
Accumulated Other Comprehensive Loss
As of December 31, 2016, accumulated other comprehensive loss for the Nasdaq Benefit Plans was $21 million reflecting an unrecognized net loss of $35 million, partially offset by an income tax benefit of $14 million, primarily due to our pension plans.
Estimated Future Benefit Payments
We expect to make the following benefit payments to participants in the next ten fiscal years under the Nasdaq Benefit Plans:

	Pension	SERP	Post-retirement	Total
Fiscal Year Ended:	(in millions)
2017	$4	$7	$1	$12
2018	4	3	—	7
2019	5	4	—	9
2020	5	5	—	10
2021	5	1	—	6
2022 through 2026	26	8	1	35
	$49	$28	$2	$79

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
Summary of Share-Based Compensation Expense
The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the years ended December 31, 2016, 2015 and 2014 in the Consolidated Statements of Income:

	Year Ended December 31,
	2016	2015	2014
	(in millions)
Share-based compensation expense before income taxes	$86	$68	$62
Income tax benefit	(35)	(28)	(26)
Share-based compensation expense after income taxes	$51	$40	$36
Common Shares Available Under Our Equity Plan
As of December 31, 2016, we had approximately 6.7 million shares of common stock authorized for future issuance under our Equity Plan.
Restricted Stock
We grant restricted stock to most active employees. The grant date fair value of restricted stock awards is based on the closing price at the date of grant less the present value of future cash dividends. Restricted stock awards granted generally vest 25.0% on the second anniversary of the grant date, 25.0% on the third anniversary of the grant date, and 50.0% on the fourth anniversary of the grant date. We generally recognize compensation expense for restricted stock awards on a straight-line basis over the requisite service period of the award, taking into account an estimated forfeiture rate.

Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the years ended December 31, 2016, 2015 and 2014:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2013	3,826,470	$25.96
Granted	1,196,441	36.87
Vested	(1,529,792)	23.29
Forfeited	(299,889)	29.87
Unvested balances at December 31, 2014	3,193,230	$30.99
Granted	823,950	49.26
Vested	(370,998)	29.90
Forfeited	(302,444)	34.34
Unvested balances at December 31, 2015	3,343,738	$35.36
Granted	724,200	62.91
Vested	(1,238,980)	27.91
Forfeited	(268,380)	43.29
Unvested balances at December 31, 2016	2,560,578	$45.92
At December 31, 2016, $52 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.7 years.
PSUs
The grant date fair value of PSUs is based on the closing price at the date of grant less the present value of future cash dividends. PSUs are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. We report the target number of PSUs granted, unless we have determined that it is more likely than not, based on the actual achievement of performance measures, that an employee will receive a different amount of shares underlying the PSUs, in which case we report the amount of shares the employee is likely to receive. We have two performance-based long-term PSU programs for certain officers, a one-year performance-based program and a three-year cumulative performance-based program that focuses on TSR.
One-Year PSU Program
Under the one-year performance-based program, an employee may receive from 0.0% to 150.0% of the target amount granted, depending on the achievement of performance measures. These awards vest ratably on an annual basis over a three-year period commencing with the end of the performance period. Compensation cost is recognized over the performance period and the three-year vesting period, taking into account an estimated forfeiture rate.

During 2016, certain grants of PSUs with a one-year performance period exceeded the applicable performance parameters. As a result, an additional 56,533 units above target were considered granted in the first quarter of 2017.
Three-Year PSU Program
Under the three-year performance-based program, each individual receives PSUs with a three-year cumulative performance period that vest at the end of the performance period. Compensation cost is recognized over the three-year vesting period. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50.0%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the S&P 500. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0.0% and 200.0% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100.0% of the number of PSUs granted. We estimate the fair value of PSU’s granted under the three-year PSU program using the Monte Carlo simulation model, as these awards contain a market condition.
Certain grants of PSUs that were issued in 2014 with a three-year performance period exceeded the applicable performance parameters. As a result, an additional 538,892 units above target were considered granted in the first quarter of 2017.
The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the three-year PSU program for the years ended December 31, 2016 and December 31, 2015:

	Year Ended December 31,
	2016	2015
Weighted-average risk free interest rate(1)	0.84%	0.81%
Expected volatility(2)	21.0%	21.5%
Weighted-average grant date share price	$66.36	$50.97
Weighted-average fair value at grant date	$93.25	$64.08
____________

(1)	The risk-free interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

(2)
We use historic volatility for PSU awards issued under the three-year PSU program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the program.

In addition, the annual dividend assumption utilized in the Monte Carlo simulation model is based on Nasdaq’s dividend yield at the date of grant.

Summary of PSU Activity
The following table summarizes our PSU activity for the years ended December 31, 2016, 2015 and 2014:

	PSUs
	One-Year Program		Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balances at December 31, 2013	804,377	$27.38	1,111,224	$31.95
Granted	328,791	36.20	553,846	42.80
Vested	(442,781)	27.75	—	—
Forfeited	(132,347)	28.58	(10,503)	30.82
Unvested balances at December 31, 2014	558,040	$24.17	1,654,567	$35.57
Granted	206,199	48.16	649,626	49.69
Vested	(247,273)	30.51	(837,109)	22.50
Forfeited	(92,999)	34.74	(27,366)	43.49
Unvested balances at December 31, 2015	423,967	$41.34	1,439,718	$49.41
Granted	242,642	58.33	761,501	66.89
Vested	(242,793)	39.63	(879,926)	43.81
Forfeited	(45,050)	47.72	(6,625)	69.11
Unvested balances at December 31, 2016	378,766	$52.55	1,314,668	$63.18
At December 31, 2016, $10 million of total unrecognized compensation cost related to the one-year PSU program is expected to be recognized over a weighted-average period of 1.4 years. For the three-year PSU program, $20 million of total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.3 years.

Stock Options
The fair value of stock options are estimated using the Black-Scholes option-pricing model. Each grant has a 10-year life, vesting ratably over a four-year period, starting at the date of the grant. There were no stock option awards granted for the years ended December 31, 2016, 2015 and 2014.
Summary of Stock Option Activity
A summary of stock option activity for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price

Outstanding at December 31, 2013	4,926,522	$25.21
Exercised	(1,578,050)	20.31
Forfeited or expired	(31,690)	24.23
Outstanding at December 31, 2014	3,316,782	$27.56
Exercised	(682,054)	26.84
Forfeited or expired	(8,241)	28.53
Outstanding at December 31, 2015	2,626,487	$27.74
Exercised	(1,219,820)	34.00
Forfeited or expired	(296)	23.31
Outstanding at December 31, 2016	1,406,371	$22.32
We received net cash proceeds of $41 million from the exercise of 1,219,820 stock options for the year ended December 31, 2016, received net cash proceeds of $18 million from the exercise of 682,054 stock options for the year ended December 31, 2015 and received net cash proceeds of $32 million from the exercise of 1,578,050 stock options for the year ended December 31, 2014.
The following table summarizes significant ranges of outstanding and exercisable stock options as of December 31, 2016:

			Outstanding and Exercisable
Range of Exercise Prices			Number of Stock Options	Weighted-Average Remaining Contractual Term (in years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
$17.36	-	$19.99	140,733	3.13	$19.74	$7
$20.00	-	$25.75	1,237,333	2.62	22.16	55
$25.76	-	$45.38	28,305	1.17	41.77	1
Total			1,406,371	2.65	$22.32	$63

The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on December 30, 2016 of $67.12 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $67.12 as of December 30, 2016, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of December 31, 2016 was 1.4 million. As of December 31, 2015, 2.6 million outstanding stock options were exercisable and the weighted-average exercise price was $27.74.
Total fair value of stock options vested was immaterial for both the years ended December 31, 2016 and 2015. The total pre-tax intrinsic value of stock options exercised was $40 million during 2016, $17 million during 2015 and $33 million during 2014.
ESPP
We have an ESPP under which approximately 2.3 million shares of our common stock have been reserved for future issuance as of December 31, 2016.  Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees. The following table summarizes employee activity and expense associated with the ESPP for the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
Number of shares purchased by employees	233,464	247,444	256,772
Weighted-average price of shares purchased	$50.39	$40.95	$33.06
Compensation expense (in millions)	$4	$4	$4
13. Nasdaq Stockholders’ Equity
Common Stock
At December 31, 2016, 300,000,000 shares of our common stock were authorized, 170,501,186 shares were issued and 166,579,468 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Consolidated Balance Sheets. Most shares repurchased under our share repurchase program are retired and cancelled, and the remaining shares are available for general corporate purposes. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 3,921,718 shares of common stock in treasury as of December 31, 2016 and 2,917,464 shares as of December 31, 2015.
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
The following table summarizes our share repurchase activity:

	Year Ended December 31,
	2016	2015
Number of shares of common stock repurchased	1,547,778	7,191,685
Average price paid per share	$64.42	$52.44
Total purchase price (in millions)	$100	$377

As discussed above in “Common Stock in Treasury, at Cost,” most shares repurchased under our share repurchase program are retired and cancelled, and the remaining shares are available for general corporate purposes. As of December 31, 2016, the remaining amount authorized for share repurchases under the program was $429 million.
Other Repurchases of Common Stock
For the year ended December 31, 2016, we repurchased 1,004,254 shares of our common stock in settlement of employee tax withholding obligations arising from the vesting of restricted stock.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At December 31, 2016 and December 31, 2015, no shares of preferred stock were issued or outstanding.

* * * * * *
Cash Dividends on Common Stock
During 2016, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 27, 2016	$0.25	March 14, 2016	$41	March 28, 2016
March 28, 2016	0.32	June 10, 2016	53	June 24, 2016
July 26, 2016	0.32	September 16, 2016	53	September 30, 2016
October 25, 2016	0.32	December 16, 2016	53	December 30, 2016
			$200
The total amount paid of $200 million was recorded in retained earnings in the Consolidated Balance Sheets at December 31, 2016.
In January 2017, the board of directors declared a regular quarterly cash dividend of $0.32 per share on our outstanding common stock. The dividend is payable on March 31, 2017 to shareholders of record at the close of business on March 17, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Accumulated Other Comprehensive Loss
The following table outlines the components of accumulated other comprehensive loss:

	Foreign Currency Translation Adjustments	Employee Benefit Plan Adjustments	Accumulated Other Comprehensive Loss
	(in millions)
Gross balance, December 31, 2015	$(1,298)	$(35)	$(1,333)
Income taxes	455	14	469
Net balance, December 31, 2015	$(843)	$(21)	$(864)

Gross balance, December 31, 2016	$(1,481)	$(35)	$(1,516)
Income taxes	523	14	537
Net balance, December 31, 2016	$(958)	$(21)	$(979)

Foreign currency translation adjustments include cumulative gains (losses) on foreign currency translation adjustments from non-U.S. subsidiaries for which the functional currency is other than the U.S. dollar.
Employee benefit plan adjustments represent unrecognized net actuarial gains (losses) related to the Nasdaq Benefit Plans.
14. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2016	2015	2014
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$108	$428	$414
Denominator:
Weighted-average common shares outstanding for basic earnings per share	165,182,290	167,285,450	168,926,733
Weighted-average effect of dilutive securities:
Employee equity awards	3,258,136	3,638,981	3,727,839
Contingent issuance of common stock	360,571	358,840	364,277
Weighted-average common shares outstanding for diluted earnings per share	168,800,997	171,283,271	173,018,849
Basic and diluted earnings per share:
Basic earnings per share	$0.65	$2.56	$2.45
Diluted earnings per share	$0.64	$2.50	$2.39
For further discussion of our contingent issuance of common stock, see “Non-Cash Contingent Consideration,” of Note 18, “Commitments, Contingencies and Guarantees.”
Stock options to purchase 1,406,371 shares of common stock and 4,254,012 shares of restricted stock and PSUs were outstanding at December 31, 2016. For the year ended December 31, 2016, we included all of the outstanding stock options and 3,663,919 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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
15. Fair Value of Financial Instruments
The following table presents our financial assets that are measured at fair value on a recurring basis as of December 31, 2016 and 2015. We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015.

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial investments, at fair value	$245	$228	$17	$—
Default fund and margin deposit investments	1,900	1,763	137	—
Total	$2,145	$1,991	$154	$—

	December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial investments, at fair value	$201	$189	$12	$—
Default fund and margin deposit investments	1,556	1,253	303	—
Total	$1,757	$1,442	$315	$—

Our Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $172 million as of December 31, 2016 and $166 million as of December 31, 2015 are assets utilized to meet regulatory capital requirements, primarily for our clearing operations at Nasdaq Clearing. As of December 31, 2016 and 2015, Level 2 financial investments, at fair value were primarily comprised of available-for-sale investment securities in short-term commercial paper.

Our default fund and margin deposit investments include cash contributions invested by Nasdaq Clearing, in accordance with its investment policy. Of the total balance of $3,301 million recorded in the Consolidated Balance Sheets as of December 31, 2016, $137 million of cash contributions have been invested in reverse repurchase agreements and $1,763 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities or central bank certificates. The remainder of this balance is held in cash. Of the total balance of $2,228 million recorded in the Consolidated Balance Sheets as of

December 31, 2015, $303 million of cash contributions have been invested in reverse repurchase agreements and $1,253 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities and time deposits. The remainder of this balance is held in cash. See Note 16, “Clearing Operations,” for further discussion of default fund contributions and margin deposits.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of December 31, 2016 and 2015.
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
In addition, our investments in OCC and EuroCCP N.V. are accounted for under the equity method of accounting and our investments in Borsa Istanbul and LCH.Clearnet Group Limited are carried at cost. See “Equity Method Investments,” and “Cost Method Investments,” of Note 6, “Investments,” for further discussion.
We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $3.8 billion at December 31, 2016 and $2.5 billion at December 31, 2015. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt is categorized as Level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 9, “Debt Obligations.”
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
Default Fund Contributions and Margin Deposits
As of December 31, 2016, clearing member default fund contributions and margin deposits were as follows:

	December 31, 2016
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$314	$89	$403
Margin deposits	2,987	3,713	6,700
Total	$3,301	$3,802	$7,103

In accordance with its investment policy, of the total cash contributions of $3,301 million, Nasdaq Clearing has invested cash contributions of $137 million in reverse repurchase agreements and $1,763 million in highly rated European, and to a lesser extent, U.S. government debt securities or central bank certificates. The remainder of this balance is held in cash.
Of the total default fund contributions of $403 million, Nasdaq Clearing can utilize $332 million as capital resources in the event of a counterparty default. The remaining balance of $71 million pertains to member posted surplus balances.

Default Fund Contributions
Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated government debt securities, time deposits, central bank certificates or reverse repurchase agreements with highly rated government debt securities as collateral. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the default funds, Nasdaq Clearing is also required to contribute capital to the default funds and overall regulatory capital as specified under its clearinghouse rules. As of December 31, 2016, Nasdaq Clearing committed capital totaling $133 million to the member sponsored default funds and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.
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
Similar to default fund contributions, Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. These cash deposits are recorded in default funds and margin deposits in the Consolidated Balance Sheets as both a current asset and current liability. Pledged margin collateral is not recorded in our Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of December 31, 2016.
The market value of derivative contracts outstanding prior to netting was as follows:

December 31, 2016
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$613
Fixed-income options and futures(1)(2)	727
Stock options and futures(1)(2)	151
Index options and futures(1)(2)	116
Total	$1,607
____________

(1)	We determined the fair value of our option contracts using standard valuation models that were based on market-

based observable inputs including implied volatility, interest rates and the spot price of the underlying instrument.

(2)	We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.

(3)
We determined the fair value of our forward contracts using standard valuation models that were based on market-based observable inputs including LIBOR rates and the spot price of the underlying instrument.

The total number of derivative contracts cleared through Nasdaq Clearing for the years ended December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
Commodity and seafood options, futures and forwards(1)	3,530,746	3,055,073
Fixed-income options and futures	14,639,065	19,631,917
Stock options and futures	28,496,143	33,455,560
Index options and futures	50,636,527	49,771,223
Total	97,302,481	105,913,773
____________

(1)	The total volume in cleared power related to commodity contracts was 1,658 Terawatt hours (TWh) for the year ended December 31, 2016 and 1,496 TWh for the year ended December 31, 2015.
The outstanding contract value of resale and repurchase agreements was $1.9 billion as of December 31, 2016 and $1.1 billion at December 31, 2015. The total number of contracts cleared was 7,941,666 for the year ended December 31, 2016 and was 7,908,873 for the year ended December 31, 2015.
Power of Assessment
To further strengthen the contingent financial resources of the clearinghouse, Nasdaq Clearing has power of assessment that provides the ability to collect additional funds from its clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of the clearinghouse rules. The power of assessment corresponds to 100.0% of the clearing member’s aggregate contribution to the financial, commodities and seafood markets’ default funds.
Liability Waterfall
The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by Nasdaq Clearing, which totaled $18 million at December 31, 2016;

•	a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•	specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis;

•	senior capital contributed to each specific market by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $49 million at December 31, 2016; and

•	mutualized default fund, which includes capital contributions of the clearing members on a pro-rata basis.
If additional funds are needed after utilization of the mutualized default fund, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.
17. Leases
We lease some of our office space under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our lease agreements contain renewal options and escalation clauses based on increases in property taxes and building operating costs.
As of December 31, 2016, future minimum lease payments under non-cancelable operating leases (net of sublease income) are as follows:

	Gross Lease Commitments	Sublease Income	Net Lease Commitments
	(in millions)
Year ending December 31:
2017	$76	$3	$73
2018	73	3	70
2019	67	3	64
2020	57	3	54
2021	46	3	43
Thereafter	113	5	108
Total future minimum lease payments	$432	$20	$412
Rent expense for operating leases (net of sublease income of $4 million in 2016, $5 million in 2015 and $4 million in 2014) was $78 million in 2016, $88 million in 2015 and $93 million in 2014.

18. Commitments, Contingencies and Guarantees
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 16, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $13 million at December 31, 2016 and 2015.  As discussed in “Other Credit Facilities,” of Note 9, “Debt Obligations,” credit facilities, which are available in multiple currencies, totaled $170 million at December 31, 2016 and $202 million at December 31, 2015, in available liquidity, none of which was utilized.
Execution Access is an introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of December 31, 2016, we have contributed $20 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.
We believe that the potential for us to be required to make payments under these arrangements is mitigated through the pledged collateral and our risk management policies. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for these arrangements.
Lease Commitments
We lease some of our office space under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our lease agreements contain renewal options and escalation clauses based on increases in property taxes and building operating costs.
Other Guarantees
We have provided other guarantees of $3 million as of December 31, 2016 and $11 million at December 31, 2015. These guarantees are primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain market technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.
Through our clearing operations in the financial markets, Nasdaq Clearing is the legal counterparty for, and guarantees the performance of, its clearing members. See Note 16, “Clearing Operations,” for further discussion of Nasdaq Clearing performance guarantees.
We have provided a guarantee related to lease obligations for The Nasdaq Entrepreneurial Center, Inc. which is a not-for-profit organization designed to convene, connect and engage aspiring and current entrepreneurs. This entity is not included in the consolidated financial statements of Nasdaq.
We believe that the potential for us to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for the above guarantees.
Non-Cash Contingent Consideration
As part of the purchase price consideration of a prior acquisition, we have agreed to future annual issuances of 992,247 shares of Nasdaq common stock which approximated certain tax benefits associated with the transaction. Such contingent future issuances of Nasdaq common stock will be paid ratably through 2027 if Nasdaq’s total gross revenues equal or exceed $25 million in each such year. The contingent future issuances of Nasdaq common stock are subject to anti-dilution protections and acceleration upon certain events.
Escrow Agreements
In connection with prior acquisitions, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. At December 31, 2016, these escrow agreements provide for future payment of $31 million and are included in other current liabilities in the Consolidated Balance Sheets.
Routing Brokerage Activities
One of our broker-dealer subsidiaries, Nasdaq Execution Services, provides a guarantee to securities clearinghouses and exchanges under its standard membership agreements, which require members to guarantee the performance of other members. If a member becomes unable to satisfy its obligations to a clearinghouse or exchange, other members would be required to meet its shortfalls. To mitigate these performance risks, the exchanges and clearinghouses often require members to post collateral, as well as meet certain minimum financial standards. Nasdaq Execution Services’ maximum potential liability under these arrangements cannot be quantified. However, we believe that the potential for Nasdaq Execution Services to be required to make payments under these arrangements is unlikely. Accordingly, no contingent liability is recorded in the Consolidated Balance Sheets for these arrangements.

Litigation
As previously disclosed, we became a party to several legal and regulatory proceedings in 2012 and 2013 relating to the Facebook, Inc. IPO that occurred on May 18, 2012. As described in our Annual Report on Form 10-K for the year ended December 31, 2012, we were named as a defendant in a consolidated matter captioned In re Facebook, Inc., IPO Securities and Derivative Litigation, MDL No. 2389 (S.D.N.Y.). On December 27, 2016, the court of appeals affirmed the judgment of the district court approving the settlement the parties had reached in 2015.
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
We also are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Exchange Act and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. We filed a motion to dismiss the amended complaint on November 3, 2014. In response, the plaintiffs filed a second amended complaint on November 24, 2014, which names the same defendants and alleges essentially the same violations. We then filed a motion to dismiss the second amended complaint on January 23, 2015. On August 26, 2015, the district court entered an order dismissing the second amended complaint in its entirety with prejudice, concluding that most of the plaintiffs’ theories were foreclosed by absolute immunity and in any event that the plaintiffs failed to state any claim. The plaintiffs have appealed the judgment of dismissal to the United States Court of Appeals for the Second Circuit. The Second Circuit heard oral argument on August 24, 2016. On August 25, 2016, the Second Circuit issued an order requesting the SEC’s views on whether the district court had subject-matter jurisdiction over the case, and whether the defendants are immune from suit regarding the challenged conduct. The SEC filed its brief on November 28, 2016. The exchanges and plaintiffs filed supplemental briefs responding to the SEC’s brief on December 12, 2016. Given the preliminary nature of the proceedings, and particularly the fact that the complaints have been dismissed, we are unable to estimate what, if any, liability may result from this litigation. However, we believe (as the district court concluded) that the claims are without merit and will continue to litigate vigorously.
In addition, we were named as one of many exchange defendants in Lanier v. BATS Exchange Inc., et al., 14 Civ. 3745 (S.D.N.Y.), Lanier v. BATS Exchange Inc., et al., 14 Civ. 3865 (S.D.N.Y.), and Lanier v. Bats Exchange Inc., 14 Civ. 3866 (S.D.N.Y.), which were filed between May 23, 2014 and May 30, 2014 in the United States District Court for the Southern District of New York. The plaintiff is the same in each of these cases, and the three complaints contain substantially similar allegations. On behalf of a putative class of subscribers for market data provided by national exchanges, the plaintiff alleges that the exchanges provided data more quickly to certain market participants than to others, supposedly in breach of the exchanges’ plans for dissemination of market data and subscriber agreements executed under those plans. The complaint asserts contractual theories under state law based on these alleged breaches. On September 29, 2014, we filed a motion to dismiss the complaints. On April 28, 2015, the district court entered an order dismissing the complaints in their entirety with prejudice, concluding that they are foreclosed by the Exchange Act and in any event do not state a claim under the contracts. The plaintiff appealed the judgment of dismissal to the United States Court of Appeals for the Second Circuit. On September 23, 2016, the Second Circuit issued an opinion affirming the district court’s dismissal of all three complaints, concluding that many of plaintiff’s claims were preempted, that plaintiff failed to state a claim for breach of contract, and that, insofar as plaintiff alleged that the exchanges’ implementation or operation of certain plans under Regulation NMS violates the Exchange Act, plaintiff was required to exhaust his administrative remedies before the SEC. Plaintiff filed a petition for panel or en banc rehearing before the Second Circuit on October 7, 2016, in one of the three appeals. The Second

Circuit denied the petition on November 4, 2016. Plaintiff did not file a petition for certiorari with the United States Supreme Court by the February 2, 2017 deadline.
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
19. Business Segments
We manage, operate and provide our products and services in four business segments: Market Services, Corporate Services, Information Services and Market Technology. See Note 1, “Organization and Nature of Operations,” for further discussion of our reportable segments.
Our management allocates resources, assesses performance and manages these businesses as four separate segments. We evaluate the performance of our segments based on several factors, of which the primary financial measure is operating income. Results of individual businesses are presented based on our management accounting practices and structure.

The following table presents certain information regarding our operating segments for the years ended December 31, 2016, 2015 and 2014:

	Market Services	Corporate Services	Information Services	Market Technology	Corporate Items	Consolidated
	(in millions)
2016
Total revenues	$2,255	$635	$540	$275	$—	$3,705
Transaction-based expenses	(1,428)	—	—	—	—	(1,428)
Revenues less transaction-based expenses	827	635	540	275	—	2,277
Depreciation and amortization	87	47	18	18	—	170
Operating income (loss)	450	158	383	69	(221)	839
Total assets	8,626	1,263	2,439	559	1,263	14,150
Purchase of property and equipment	62	37	8	27	—	134
2015
Total revenues	$2,084	$562	$512	$245	$—	$3,403
Transaction-based expenses	(1,313)	—	—	—	—	(1,313)
Revenues less transaction-based expenses	771	562	512	245	—	2,090
Depreciation and amortization	64	42	14	18	—	138
Operating income (loss)	413	140	365	58	(256)	720
Total assets	6,906	576	2,456	752	1,171	11,861
Purchase of property and equipment	53	38	11	31	—	133
2014
Total revenues	$2,229	$552	$473	$246	$—	$3,500
Transaction-based expenses	(1,433)	—	—	—	—	(1,433)
Revenues less transaction-based expenses	796	552	473	246	—	2,067
Depreciation and amortization	80	25	13	19	—	137
Operating income (loss)	413	121	348	49	(177)	754
Total assets	7,437	747	2,296	599	992	12,071
Purchase of property and equipment	50	43	12	35	—	140

Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s ongoing operating performance. The following items are allocated to corporate items for segment reporting purposes:
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

Other significant items: We have excluded certain other charges or gains that are the result of other non-comparable events to measure operating performance. For 2016, other significant items primarily included costs associated with the acceleration of previously granted equity awards due to the retirement of our former CEO, a regulatory fine received by our exchange in Stockholm and Nasdaq Clearing, and the release of a sublease loss reserve due to the early exit of a facility. For 2015, other significant items included the reversal of a VAT refund and for 2014 other significant items included loss on extinguishment of debt. We believe the exclusion of such amounts allows management and investors to better understand the financial results of Nasdaq.

* * * * * *
A summary of our corporate items are as follows:

	December 31,
	2016	2015	2014
	(in millions)
Amortization expense of acquired intangible assets	$82	$62	$69
Restructuring charges	41	172	—
Merger and strategic initiatives expense	76	10	81
Executive compensation	12	—	—
Regulatory matter	6	—	—
Sublease loss reserve	(1)	—	11
Reversal of VAT refund receivables	—	12	—
Loss on extinguishment of debt	—	—	11
Other charges	5	—	5
Total	$221	$256	$177
The change in total assets as shown in the table above at December 31, 2016 compared with 2015 and 2015 compared with 2014 is as follows:
Total assets increased $2,289 million at December 31, 2016 compared with December 31, 2015 primarily due to new regulatory rules in 2016 that require all collateral pledged by members of our Nasdaq Clearing business to be recorded on the balance sheet and an increase in goodwill associated with our 2016 acquisitions, partially offset by a pre-tax, non-cash intangible asset impairment charge of $578 million to write off the full value of the eSpeed trade name. For further discussion of the impairment charge, see “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Acquired Intangible Assets.” Total assets decreased $210 million at December 31, 2015 compared with December 31, 2014 primarily due to a decrease in goodwill and intangible assets, net reflecting the impact of changes in foreign exchange rates and amortization. In addition, as  discussed in “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Acquired Intangible Assets,” the decrease is also due to a  $119 million pre-tax, non-cash indefinite-lived intangible asset impairment charge recorded in 2015. These decreases were partially offset by an increase in non-current deferred tax assets primarily due to the income tax benefits of net foreign currency translation losses which are recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets.

For further discussion of our segments’ results, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”
Geographic Data
The following table presents total revenues and property and equipment, net by geographic area for 2016, 2015 and 2014. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

	Total Revenues	Property and Equipment, Net
	(in millions)
2016:
United States	$2,659	$244
All other countries	1,046	118
Total	$3,705	$362

2015:
United States	$2,408	$217
All other countries	995	106
Total	$3,403	$323

2014:
United States	$2,524	$198
All other countries	976	94
Total	$3,500	$292

Our property and equipment, net for all other countries primarily includes assets held in Sweden.
No single customer accounted for 10.0% or more of our revenues in 2016, 2015 and 2014.
Corporate Services and Market Technology Segments - Summary Financial Information
Due to changes in our executive leadership and to better reflect how our chief operating decision maker views the businesses, Nasdaq realigned its segment reporting, as first applied in 2016, to integrate the Listing Services and Corporate Solutions businesses into a single Corporate Services segment. Market Technology is now a separate reportable segment. The table below presents certain recast historical financial information for these segments for the past eight quarters:

Corporate Services
	2016		2015
	Revenues	Operating Income	Revenues	Operating Income
	(in millions)
First quarter	$143	$34	$139	$32
Second quarter	162	41	142	37
Third quarter	162	42	138	36
Fourth quarter	167	41	143	36

Market Technology
	2016		2015
	Revenues	Operating Income	Revenues	Operating Income
	(in millions)
First quarter	$57	$10	$55	$10
Second quarter	69	17	59	11
Third quarter	73	19	59	12
Fourth quarter	77	23	71	23

20. Subsequent Events
Chief Executive Officer
Effective January 1, 2017, Adena T. Friedman became the President and Chief Executive Officer of Nasdaq.
Asset Impairment
On January 30, 2017, Nasdaq’s board of directors approved a pre-tax, non-cash intangible asset impairment charge of $578 million related to the full write-off of the eSpeed trade name. See “Intangible Asset Impairment Charges,” of Note 5, “Goodwill and Acquired Intangible Assets,” for further discussion.
Nasdaq NLX
On January 30, 2017, Nasdaq’s board of directors approved the decision to wind down Nasdaq NLX, our London-based multilateral trading venue.

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

3.1	Amended and Restated Certificate of Incorporation of Nasdaq (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.1.1	Certificate of Elimination of Nasdaq’s Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.1.2	Certificate of Amendment of Nasdaq’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on November 19, 2014).

3.1.3	Certificate of Amendment of Nasdaq’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on September 8, 2015).

3.2	Nasdaq’s By-Laws (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on November 21, 2016).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 4, 2015).

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

4.12
Fourth Supplemental Indenture, dated as of June 7, 2016, among Nasdaq, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to the Current Report on Form 8-K filed on June 7, 2016).

4.13
Registration Rights Agreement, dated as of June 28, 2013, by and among Nasdaq, Inc. (f/k/a The NASDAQ OMX Group, Inc.), BGC Partners, Inc., BGC Holdings, L.P. and BGC Partners, L.P. (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 1, 2013).

10.1	Amended and Restated Board Compensation Policy, amended and restated on November 14, 2016.*

10.2	Nasdaq Executive Corporate Incentive Plan, effective as of January 1, 2015 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 11, 2015).*

10.3
Form of Nasdaq Non-Qualified Stock Option Award Certificate (incorporated herein by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 24, 2011).*

10.4
Form of Nasdaq Restricted Stock Unit Award Certificate (employees) (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 3, 2016).*

10.5
Form of Nasdaq Restricted Stock Unit Award Certificate (directors) (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 3, 2016).*

10.6
Form of Nasdaq One-Year Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 3, 2016).*

10.7
Form of Nasdaq Three-Year Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed on August 3, 2016).*

10.8
Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.8.1
Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.9
Nasdaq Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.10	Employment Agreement between Nasdaq and Adena Friedman, made and entered into on November 14, 2016 and effective as of January 1, 2017.*

10.11
Employment Agreement between Nasdaq and Robert Greifeld, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 28, 2012).*

10.11.1
Memorandum of Understanding between Nasdaq and Robert Greifeld, dated as of December 11, 2012 (incorporated herein by reference to Exhibit 10.10.1 to the Annual Report on Form 10-K for the year ended December 31, 2012 filed on February 21, 2013).*

10.11.2	Amendment to the Employment Agreement between Nasdaq and Robert Greifeld, entered into and effective as of November 14, 2016.*

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

10.13.1	Amendment One to the Employment Agreement between Nasdaq, Nasdaq International Ltd and Hans-Ole Jochumsen, entered into and effective as of January 1, 2017.*

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

10.14.2
Second Amendment to Employment Agreement between Nasdaq and Edward Knight, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.13.2 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.14.3
Third Amendment to Employment Agreement between Nasdaq and Edward Knight, effective as of February 22, 2012 (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on February 28, 2012).*

10.14.4	Fourth Amendment to Employment Agreement between Nasdaq and Edward Knight, entered into and effective as of October 24, 2016.*

10.15
Employment Agreement between Nasdaq and Bradley J. Peterson, dated August 1, 2016 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed on November 8, 2016).*

10.16
General Release and Retirement Agreement between Nasdaq and Lee Shavel, effective January 26, 2016 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed on May 5, 2016).*

10.17	General Release and Retirement Agreement between Nasdaq and Ronald Hassen, dated September 15, 2016.*

10.18
Nasdaq Change in Control Severance Plan for Executive Vice Presidents and Senior Vice Presidents, effective November 26, 2013 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 29, 2013).*

10.19
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

10.19.1
Amendment No. 1, dated as of September 28, 2015, to the Credit Agreement among Nasdaq, Inc. (f/k/a The NASDAQ OMX Group, Inc.), the lenders party thereto and Bank of America, N.A., as Administrative Agent, a Swingline Lender and Issuing Bank (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 4, 2015).

10.20
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
____________

*	Management contract or compensatory plan or arrangement.

**
The following materials from the Nasdaq, Inc. Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015 and 2014; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014; (iv) Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; and (vi) notes to consolidated financial statements.