Form 10-Q
period 2017-03-31
NASDAQ, INC.
filed 2017-05-10
CIK 1120193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
_______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2017
Common Stock, $.01 par value per share	165,178,479 shares

Nasdaq, Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2017

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
* * * * * *
Nasdaq also provides the following list of abbreviations and acronyms as a tool for the reader that are used throughout this Quarterly Report on Form 10-Q.

401(k) Plan: Voluntary Defined Contribution Savings Plan
2014 Credit Facility: $750 million senior unsecured revolving credit commitment which matures on November 25, 2019
2016 Credit Facility: $400 million senior unsecured term loan facility which matures on November 25, 2019
2018 Notes: $370 million aggregate principal amount of 5.25% senior unsecured notes due January 16, 2018
2020 Notes: $600 million aggregate principal amount of 5.55% senior unsecured notes due January 15, 2020
2021 Notes: €600 million aggregate principal amount of 3.875% senior unsecured notes due June 7, 2021
2023 Notes: €600 million aggregate principal amount of 1.75% senior unsecured notes due May 19, 2023
2024 Notes: $500 million aggregate principal amount of 4.25% senior unsecured notes due June 1, 2024
2026 Notes: $500 million aggregate principal amount of 3.85% senior unsecured notes due June 30, 2026
ASU: Accounting Standards Update
BWise: BWise Beheer B.V. and its subsidiaries
CCP: Central Counterparty
EMIR: European Market Infrastructure Regulation
Equity Plan: Nasdaq Equity Incentive Plan

ESPP: Nasdaq Employee Stock Purchase Plan
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
MTF: Multilateral Trading Facility
NFX: Nasdaq Futures, Inc.
NPM: The Nasdaq Private Market, LLC
NSCC: National Securities Clearing Corporation
OCC: The Options Clearing Corporation
OTC: Over-the-Counter
PSU: Performance Share Unit
SEC: U.S. Securities and Exchange Commission
SERP: Supplemental Executive Retirement Plan

SFSA: Swedish Financial Supervisory Authority
S&P: Standard & Poor’s
S&P 500: S&P 500 Stock Index

TSR: Total Shareholder Return
U.S. GAAP: U.S. Generally Accepted Accounting Principles
VAT: Value Added Tax
* * * * * *
The following is a non-exclusive list of registered trademarks, registered service marks, or trademarks or service marks of Nasdaq or its subsidiaries, in the United States and/or other countries or jurisdictions:

@TRADE®, ACES, AT-TRADE®, AGGREGATION, TRANSPARENCY, CONTROL®, AUTO WORKUP®, AXE®, BOARDVANTAGE, BWISE®, BWISE BUSINESS IN CONTROL®, BWISE RAPID DEPLOYMENT SOLUTION®, BX VENTURE MARKET®, CANADIAN DIVIDEND ACHIEVERS®, CCBN®, CCN®, CCN NEWSNET DESIGN, CCNMATTHEWS®, CLICK XT®, CONDICO®, CYBER SECURITY®, D.A.L.I®, DATAXPRESS®, DEFENSE OF INTERNATIONAL MARKETS AND EXCHANGES SYMPOSIUM®, DIMES®, DIRECTORS DESK®, DIRECTORSDESK®, DIVIDEND ACHIEVERS®, DORSEY WRIGHT®, DREAM IT. DO IT.®, DWA®, DWA MATRIX®, DX®, EQQQ, E (design), E-SPEED®, ESPEED®, ESPEEDOMETER®, EXACTEQUITY®, EXIGO, FINQLOUD®, FINQLOUD REGULATORY RECORDS RETENTION® FIRST NORTH®, FONDSBØRSEN®, FTEN®, GENIUM®, GIDS®, GLOBE NEWSWIRE®, GO! POWERED BY MARKETWIRE®, HACK®, IGNITE YOUR AMBITION®, INET®, INVESTOR WORLD®, IPOWORLD®, ISE BIG DATA®, ISE MOBILE PAYMENTS® ISSUERWORLD®, ITCH®, KFXAKTIEINDEX®, LIQUIDITYXPRESS®, LONGITUDE®, MARKET INTELLIGENCE DESK®, MARKET LINQUIDITY,MARKET MECHANICS®, MARKETSITE®, MARKETWIRE BEYOND WORDS®, MARKETWIRE RESONATE®, MARKETWIRE®, MARKETWIRE GO! ®, MARKETWIRED RESONATE®, MARKETWIRED®, MW®, MW MARKET WIRED®, MW MARKETWIRED THE POWER OF INFLUENCE®, MY CCBN®, MYMEDIAINFO®, NASDAQ®, NASDAQ 100 INDEX®, NASDAQ - FINANCIAL®, NASDAQ BIOTECHNOLOGY INDEX®, NASDAQ CANADA®, NASDAQ CANADA COMPOSITE INDEX®, NASDAQ CANADA INDEX®, NASDAQ CAPITAL MARKET®, NASDAQ COMPOSITE®, NASDAQ COMPOSITE INDEX®, NASDAQ COMPUTER INDEX®, NASDAQ DIVIDEND ACHIEVERS®, NASDAQ DUBAI®, NASDAQ EUROPE®, NASDAQ EUROPE COMPOSITE INDEX®, NASDAQ FINANCIAL-100 INDEX®, NASDAQ FX®, NASDAQ GLOBAL MARKET®, NASDAQ GLOBAL SELECT MARKET®, NASDAQ INDUSTRIAL INDEX®, NASDAQ INTERACT®, NASDAQ INTERNET INDEX®, NASDAQ IQ FUND®, NASDAQ IR INSIGHT®, NASDAQ JAPAN®, NASDAQ MARKET ANALYTIX®, NASDAQ MARKET CENTER®, NASDAQ MARKET FORCES®, NASDAQ MARKET VELOCITY®, NASDAQ MARKETSITE®, NASDAQ MAX®, NASDAQ MAX MARKET ANALYTIX®, NASDAQ NATIONAL MARKET®, NASDAQ OMX®, NASDAQ OMX ALPHA INDEXES®, NASDAQ OMX GREEN ECONOMY INDEX®, NASDAQ OMX NORDIC®, NASDAQ PRIVATE MARKET®, NASDAQ Q-50 INDEX®, NASDAQ TELECOMMUNICATIONS INDEX®, NASDAQ TOTALVIEW®, NASDAQ TRADER®, NASDAQ TRANSPORTATION INDEX®, NASDAQ US ALL MARKET®, NASDAQ WORKSTATION®, NASDAQ WORKSTATION II®, NASDAQ WORLD®, NASDAQ-100®, NASDAQ-100 EUROPEANFUND®, NASDAQ-100 EUROPEAN TRACKER®, NASDAQ-100 EUROPEAN TRACKER FUND®, NASDAQ-100 INDEX®, NASDAQ-100 INDEX EUROPEAN TRACKER FUND®, NASDAQ-100 INDEX TRACKING STOCK®, NDX®, NEWS RELEASE EXPRESS®, NFX WORLD CURRENCY FUTURES®, NLX®, NOIS®, NORDIX®, OMX COPENHAGEN 20®, OMX HELSINKI 25®, OMX STIBOR FUTURE®, OMX STOCKHOLM 30®, OMXH25®, OMXS30®, OMXS3FUT®, OMX TECHNOLOGY®, ON THE WIRE®, OTW®, OVERUNDER®, PHILADELPHIA STOCK EXCHANGE®, PHLX®, PHLX XL®, PIXL®, PRECISE TRADE®, PRF®, Q THE NEXT GREAT THING®, QQQ®, QTARGET®, QVIEW®, R3®, RISKWAY®, RISKWRAPPER®, RISKXPOSURE®, RX®, S.A.X.E.S®, SECONDMARKET®, SECONDMARKET ECOSYSTEM®, SIDECAR®, SIGNALXPRESS®, SMARTS®, SMARTSONLINE®, STINA®, STRUCTURED LIQUIDITY PROGRAM®, THE NASDAQ STOCK MARKET®, THE STOCK MARKET FOR THE NEXT 100 YEARS®, TOTAL EQUITY SOLUTION®, TRADEGUARD®, TX®, ULL®, ULTRA LOW LATENCY®, ULTRAFEED®, VX PROXY®, WIZER®, XDE®, XO DORSEY WRIGHT & ASSOCIATES®, YFIRUNDIR®, YLIALLE®, ÖVERUNDER®

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
This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs is based on data generated internally by us, which includes best efforts underwritings; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed with the SEC on March 1, 2017.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and more fully described in the "Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed with the SEC on March 1, 2017. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$386	$403
Restricted cash	78	15
Financial investments, at fair value	220	245
Receivables, net	467	429
Default funds and margin deposits	3,633	3,301
Other current assets	163	167
Total current assets	4,947	4,560
Property and equipment, net	376	362
Deferred tax assets	617	717
Goodwill	6,070	6,027
Intangible assets, net	2,082	2,094
Other non-current assets	398	390
Total assets	$14,490	$14,150

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$187	$175
Section 31 fees payable to SEC	81	108
Accrued personnel costs	110	207
Deferred revenue	322	162
Other current liabilities	174	129
Default funds and margin deposits	3,633	3,301
Current portion of debt obligations	379	—
Total current liabilities	4,886	4,082
Debt obligations	3,242	3,603
Deferred tax liabilities	702	720
Non-current deferred revenue	164	171
Other non-current liabilities	144	144
Total liabilities	9,138	8,720

Commitments and contingencies
Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 169,760,142 at March 31, 2017 and 170,501,186 at December 31, 2016; shares outstanding: 165,168,584, at March 31, 2017 and 166,579,468 at December 31, 2016	2	2
Additional paid-in capital	2,963	3,104
Common stock in treasury, at cost: 4,591,558, shares at March 31, 2017 and 3,921,718 shares at December 31, 2016	(221)	(176)
Accumulated other comprehensive loss	(987)	(979)
Retained earnings	3,595	3,479
Total Nasdaq stockholders’ equity	5,352	5,430
Total liabilities and equity	$14,490	$14,150

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenues:
Market Services	$606	$572
Corporate Services	160	143
Information Services	138	133
Market Technology	67	57
Total revenues	971	905
Transaction-based expenses:
Transaction rebates	(301)	(283)
Brokerage, clearance and exchange fees	(87)	(88)
Revenues less transaction-based expenses	583	534
Operating expenses:
Compensation and benefits	161	152
Professional and contract services	36	35
Computer operations and data communications	30	25
Occupancy	23	20
General, administrative and other	19	14
Marketing and advertising	7	6
Depreciation and amortization	45	38
Regulatory	8	7
Merger and strategic initiatives	6	9
Restructuring charges	—	9
Total operating expenses	335	315
Operating income	248	219
Interest income	2	1
Interest expense	(37)	(28)
Other investment income	—	1
Net income from unconsolidated investees	4	2
Income before income taxes	217	195
Income tax provision	48	63
Net income attributable to Nasdaq	$169	$132
Per share information:
Basic earnings per share	$1.02	$0.80
Diluted earnings per share	$0.99	$0.78
Cash dividends declared per common share	$0.32	$0.57
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2017	2016
Net income	$169	$132
Other comprehensive income (loss):
Foreign currency translation gain (loss):
Net foreign currency translation gain	42	138
Income tax expense	(50)	(44)
Total other comprehensive income (loss), net of tax	(8)	94
Comprehensive income attributable to Nasdaq	$161	$226

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income	$169	$132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45	38
Share-based compensation	15	16
Deferred income taxes	29	2
Net income from unconsolidated investees	(4)	(2)
Other reconciling items included in net income	7	4
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(38)	(5)
Other assets	4	(2)
Accounts payable and accrued expenses	12	14
Section 31 fees payable to SEC	(27)	(18)
Accrued personnel costs	(98)	(89)
Deferred revenue	149	147
Other liabilities	(19)	18
Net cash provided by operating activities	244	255
Cash flows from investing activities:
Purchases of trading securities	(93)	(144)
Proceeds from sales and redemptions of trading securities	120	94
Purchases of available-for-sale investment securities	(5)	(5)
Proceeds from maturities of available-for-sale investment securities	6	7
Acquisition of businesses, net of cash and cash equivalents acquired	—	(213)
Purchases of property and equipment	(36)	(23)
Other investment activities	—	(10)
Net cash used in investing activities	(8)	(294)
Cash flows from financing activities:
Payments of debt obligations	—	(555)
Proceeds from utilization of credit commitment	—	325
Proceeds from issuances of senior unsecured notes and term loan facility	—	399
Cash paid for repurchase of common stock	(156)	(29)
Cash dividends	(53)	(41)
Proceeds received from employee stock activity	1	1
Payments related to employee shares withheld for taxes	(47)	(34)
Proceeds (disbursements) of customer funds	63	(38)
Net cash (used in) provided by financing activities	(192)	28
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2	6
Net increase (decrease) in cash and cash equivalents and restricted cash	46	(5)
Cash and cash equivalents and restricted cash at beginning of period	418	357
Cash and cash equivalents and restricted cash at end of period	$464	$352
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$29	$28
Income taxes, net of refund	$26	$35

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
In the U.S., we operate six electronic options exchanges and three cash equity exchanges. The Nasdaq Stock Market, the largest of our cash equities exchanges, is the largest single venue of liquidity for trading U.S.-listed cash equities. We also operate an electronic platform for trading of U.S. Treasuries and NFX, a U.S. based energy derivatives market which offers cash settled energy derivatives based on key energy benchmarks including oil, natural gas and U.S. power. In addition, we also operate three Canadian markets for the trading of Canadian-listed securities.
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
Corporate Services
Our Corporate Services segment includes our Corporate Solutions and Listing Services businesses.
Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges and private companies. We help organizations manage the two-way flow of information with their key constituents, including their board members and investors, and with clients and the public through our suite of advanced technology, analytics, and consultative services. Our Corporate Solutions business primarily offers products to serve the following key areas: IR intelligence, public relations, board and leadership, and digital media services.
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
As of March 31, 2017, there were 2,890 total listings on The Nasdaq Stock Market, including 332 separately listed ETPs. The combined market capitalization was approximately $9.7 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 910 listed companies with a combined market capitalization of approximately $1.3 trillion.
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
Our Index Licensing and Services business develops and licenses Nasdaq branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. As of March 31, 2017, we had 306 ETPs licensed to Nasdaq’s indexes which had over $138 billion of assets under management.
Market Technology
Our Market Technology segment is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers and corporate businesses. Our Market Technology business is the sales channel for our complete global offering to other marketplaces.
Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination to markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to emerging markets in the Middle East, Latin America, and Africa. Our marketplace solutions can handle a wide array of assets, including cash equities, equity derivatives, currencies, various interest-bearing securities, commodities and energy products, and are currently powering more than 89 marketplaces in 50 countries. Market Technology also provides market surveillance services to broker-dealer firms worldwide, as well as enterprise governance, risk management and compliance software solutions.
2. Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of Nasdaq, its wholly-owned subsidiaries and other entities in which Nasdaq has a controlling financial interest. When we do not have a controlling interest in an entity but exercise significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. We recognize our share of earnings or losses of an equity method investee based on our ownership percentage. See “Equity Method Investments,” of Note 6, “Investments,” for further discussion of our equity method investments.
The accompanying condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. These adjustments are of a normal recurring nature. All significant intercompany accounts and transactions have been eliminated in consolidation.
As permitted under U.S. GAAP, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Nasdaq’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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
The following table shows our income tax provision and effective tax rates:

	Three Months Ended March 31,		Percentage Change
	2017	2016	2017 vs. 2016
	($ in millions)
Income tax provision	$48	$63	(23.8)%
Effective tax rate	22.1%	32.3%	(10.2)%
The lower income tax provision and effective tax rate in the first quarter of 2017 when compared with the first quarter of 2016 is primarily due to the recognition of excess tax benefits associated with the vesting of employee shared-based compensation arrangements. See “Recently Adopted Accounting Pronouncements” below for further discussion. The lower income tax provision in the first quarter of 2017 is partially offset by an increase in income tax expense associated with the increase in income before taxes in the first quarter of 2017.

The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2011 through 2015 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2014 and we are subject to examination for the year 2015. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2008 through 2015. Although the results of such examinations may have an impact on our unrecognized tax benefits, we do not anticipate that such impact will be material to our consolidated financial position or results of operations. In addition, we anticipate that the amount of unrecognized tax benefits at March 31, 2017 will significantly decrease in the next twelve months as we expect to settle certain tax audits.
From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Because this legislation is unclear with regard to our ability to continue to claim such interest deductions, Nasdaq filed an application for an advance tax ruling with the Swedish Tax Council for Advance Tax Rulings. In June 2014, we received an unfavorable ruling from the Swedish Tax Council for Advance Tax Rulings. We appealed this ruling to the Swedish Supreme Administrative Court; however the Swedish Supreme Administrative Court denied our request for a ruling based on procedural requirements. In the third quarter of 2015, we received a notice from the Swedish Tax Agency that interest deductions for the year 2013 have been disallowed. In October 2016, we received a notice from the Swedish Tax Agency that interest deductions for the year 2014 have been disallowed. We have appealed to the Swedish Lower Administrative Court and continue to expect a favorable decision. Since January 1, 2013, we have recorded tax benefits of $51 million associated with this matter. We continue to pay all assessments from the Swedish Tax Agency while this matter is pending. If the Swedish Courts agree with our position we will receive a refund of all paid assessments; if the Swedish Courts disagree with our position, we will record tax expense of $40 million, or $0.24 per diluted share, which is gross of any related U.S. tax benefits and reflects the impact of foreign currency translation. We expect to record recurring quarterly tax benefits of $1 million to $2 million with respect to this matter for the foreseeable future.
Although no new U.S. tax legislation has been enacted, we are currently assessing the impact various tax reform proposals will have on our condensed consolidated financial statements.
Other Tax Matter
In December 2012, the Swedish Tax Agency approved our 2010 amended VAT tax return and we received a cash refund for the amount claimed. In 2013, we filed amended VAT tax returns for 2011 and 2012 and utilized the same approach which was approved for the 2010 filing. We also utilized this approach in our 2013 and 2014 filings. However, even though the VAT return position was previously reviewed and approved by the Swedish Tax Agency, the Swedish Tax Agency challenged our approach. The revised position of the Swedish Tax Agency was upheld by the Lower Administrative Court in 2015. As a result, in 2015, we reversed the previously recorded benefit of $12 million, based on the court decision. We had appealed the ruling of the Lower Administrative Court; however, our appeal was denied. There was no further impact to our consolidated statements of income.

Recently Adopted Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Compensation - Stock Compensation In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.”
This ASU involves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires all income tax effects of awards to be recognized as income tax expense or benefit in the income statement when the awards vest or are settled, as opposed to additional paid-in-capital where it was previously recorded. This guidance impacts the calculation of our total diluted share count for the earnings per share calculation, as calculated under the treasury stock method. It also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. All tax-related cash flows resulting from share-based payments are reported as operating activities on the statement of cash flows. In regards to forfeitures, a policy election is required to either estimate the number of awards that are expected to vest or account for forfeitures as they occur.

We adopted this new standard on January 1, 2017 on a prospective basis for the impacts on the accounting for income taxes and the effect on earnings per share. We have adopted the changes in cash flow statement classification retrospectively.
See discussion below.
Compensation - Stock Compensation

Accounting for Income Taxes
Under the previous guidance, excess tax benefits and certain tax deficiencies from share-based compensation arrangements were recorded to additional paid-in-capital within stockholders' equity when the awards were vested or settled. The new guidance requires that all excess tax benefits and all tax deficiencies be recognized as income tax expense or benefit in the consolidated statements of income with a prospective adoption. The adoption resulted in the recognition of excess tax benefit in our provision for income taxes rather than additional paid-in capital of $23 million during the first quarter of 2017.

Effect on the Calculation of Earnings Per Share
The new guidance also requires excess tax benefits to be prospectively excluded from assumed future proceeds when applying the treasury stock method to share-based payment awards to determine the dilutive effect on earnings per share. The change resulted in an increase in our diluted weighted-average number of common shares of 834,311 and added $0.13 to our first quarter 2017 diluted EPS.

Classification of Excess Tax Benefits in the Statements of Cash Flows
Under the new guidance, excess tax benefits from share-based compensation arrangements are classified as cash flows from operations, rather than as an inflow within financing activities and an outflow within operating activities. We have elected to apply this cash flow classification guidance retrospectively. The retrospective impact on the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 was an increase to cash provided by operating activities of $2 million, and a decrease to cash provided by financing activities of $2 million.

Accounting for Forfeitures
Under the new guidance, we can elect to account for forfeitures of share-based payments by recognizing forfeitures of awards as they occur or by estimating the number of awards expected to be forfeited and adjusting the estimate when it is no longer probable that the employee will fulfill the service condition. We have elected to estimate the number of awards expected to be forfeited, which is consistent with our current accounting policy. For awards with performance conditions we will continue to assess the probability that a performance condition will be achieved at each reporting period to determine whether and when to recognize compensation cost as this is unchanged by the new guidance.

Recently Issued Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Business Combination In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business.”
This ASU clarifies the definition of a business with the objective of adding guidance to assist companies with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is expected to reduce the number of transactions that need to be further evaluated as businesses. Early adoption is permitted for certain types of transactions.
		January 1, 2018, with early adoption permitted.	This new standard is required to be applied prospectively and therefore, may impact how we account for future acquisitions.
Goodwill In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment.”
This ASU simplifies how an entity is required to test goodwill for impairment and removes the second step of the goodwill impairment test, which required a hypothetical purchase price allocation if the fair value of a reporting unit is less than its carrying amount. Goodwill impairment will now be measured using the difference between the carrying amount and the fair value of the reporting unit and the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The amendments in this ASU should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017.
January 1, 2020, with early adoption as of January 1, 2017 permitted.
We do not anticipate a material impact on our consolidated financial statements at the time of adoption of this new standard as the carrying amounts of our reporting units have been less than their corresponding fair values in recent years. Therefore, the second step of the goodwill impairment test was not required. However, changes in future projections, market conditions and other factors may cause a change in the excess of fair value of our reporting units over their corresponding carrying amounts.

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
As we do not have a significant investment in financial instruments impacted by this standard, we do not anticipate a material impact on our consolidated financial statements at the time of adoption of this new standard.

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
		January 1, 2018, with early adoption permitted.	See discussion below.

Revenue From Contracts With Customers
We are currently assessing the materiality of the expected impact that the adoption of Topic 606 will have on our consolidated financial statements. We reviewed customer contracts for all of our businesses and have determined that revenue and expense recognition for our Market Technology business and revenue recognition for our Listing Services business will be impacted. We do not anticipate material changes to revenue and expense recognition for our other businesses.
The following are key items to note regarding the accounting for our Market Technology and Listing Services businesses under the Topic 606:

•	revenue recognition for existing and new contracts will be recognized in earlier stages under the new standard;

•	expense recognition for Market Technology contracts will be recognized in earlier stages under the new standard;

•
a portion of revenues and expenses that were previously deferred will be recognized either in prior period revenues, through restatement, or as an adjustment to retained earnings upon adoption of the new standard; and

•	the overall value of our contracts and the timing of cash flows from customers will not change.

We have reviewed substantially all of the existing customer contracts in our Market Technology and Listings businesses and we are currently quantifying the impact of adopting the new standard under both the retrospective and modified approaches. As part of this analysis, we are calculating the cumulative adjustment to retained earnings under both approaches and expect to select a transition approach once we have completed this analysis. In addition, we are gathering the required information to be disclosed for all businesses.

Market Technology. In our Market Technology business, we enter into contracts with customers to develop technology solutions, license the right to use software, and provide post-contract support and other services to our customers. Under current accounting policies, we do not recognize revenue or expense until we begin the final stage of the contract as we are not able to establish vendor specific objective evidence of fair value for individual elements of the contract. Under Topic 606, we will no longer defer recognition of revenue and expense until the final stage of the contract. For each of our contracts, we expect to identify multiple performance obligations, allocate the transaction price to these obligations and recognize revenue for each of these obligations as they are satisfied. Expenses will no longer be deferred, but will be recognized as incurred. Since revenue and expense will be recognized in earlier stages of the contract, the balance sheet accounts for deferred revenue and costs will decline upon adoption of Topic 606. Due to the complexity of certain contracts, the revenue recognition treatment under the new standard will be dependent on contract-specific terms and may vary in some instances.

Listing Services. Amounts received for initial listing fees and additional listing fees are generally deferred and revenue is recognized over estimated service periods of six and four years, respectively. Under Topic 606, we will identify the performance obligation associated with these services and record revenue upon satisfaction of each performance obligation. We expect to recognize both initial listing fees and additional listing fees over shorter periods than the current estimated service periods. Since we expect to recognize revenues earlier under Topic 606, the balance sheet account for deferred revenue will decline upon adoption.

During the remainder of 2017, we will quantify the impact of adoption and implement any required changes to our systems and processes to meet the new accounting, reporting and disclosure requirements and will update our internal controls accordingly. We will also review any new contracts entered into throughout the year. We do not believe there are any significant barriers to implementation of the new standard.

3. Restructuring Charges
2015 Restructuring Plan
During the first quarter of 2015, we performed a comprehensive review of our processes, businesses and systems in a company-wide effort to improve performance, cut costs, and reduce spending. This restructuring plan was completed in the second quarter of 2016.
The following table presents a summary of restructuring plan charges in the Condensed Consolidated Statements of Income:

Three Months Ended
March 31, 2016
Severance	$4
Asset impairments	3
Other	2
Total restructuring charges	$9

During the first quarter of 2016, we recognized restructuring charges totaling $9 million, including severance costs of $4 million related to workforce reductions of 13 positions across our organization, $3 million for asset impairments, primarily related to fixed assets and capitalized software that have been retired and $2 million of other charges.
Restructuring Reserve
Severance
The accrued severance balance was $14 million at March 31, 2017 and $17 million at December 31, 2016. As of March 31, 2017, the accrued severance is included in other current liabilities in the Condensed Consolidated Balance Sheets and will be paid in 2017.

* * * * * *
4. Acquisitions
We completed the following acquisitions in 2016. Financial results of each transaction are included in our Condensed Consolidated Statements of Income from the date of each acquisition.
2016 Acquisitions

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Total Net Deferred Tax Liability	Acquired Intangible Assets	Goodwill
	(in millions)
ISE	$1,070	$83	$(185)	$623	$549
Boardvantage	242	28	(45)	111	148
Marketwired	111	(1)	(5)	31	86
Nasdaq CXC	116	6	(20)	76	54

The amounts in the table above represent the allocation of purchase price as of March 31, 2017. The preliminary allocations of the purchase price are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values, which may include tax and other estimates, during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. We finalized the allocation of the purchase price for Marketwired and Nasdaq CXC in February 2017. There were no adjustments to the provisional values during the 12 month measurement period for Nasdaq CXC. For Marketwired, we recorded a measurement period adjustment of $5 million which is discussed below under "Acquisition of Marketwired."
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
Acquisition of Boardvantage
In May 2016, we acquired Boardvantage for $242 million ($197 million in cash paid plus $45 million in working capital adjustments, which primarily includes cash acquired). We acquired net assets, at fair value, totaling $28 million and recorded a net deferred tax liability of $45 million, comprised of a deferred tax liability of $46 million and a deferred tax asset of $1 million, related to differences in the U.S. GAAP and tax basis of our investment in Boardvantage. This acquisition expanded our Corporate Solutions board and leadership business within our Corporate Services segment.
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

Intangible Assets
The following table presents the details of acquired intangible assets in our 2016 acquisitions. All acquired intangible assets with finite lives are amortized using the straight-line method.

	2016
	ISE	Boardvantage	Marketwired	Nasdaq CXC
	($ in millions)
Intangible Assets
Exchange registrations	$467	$—	$—	$—
Discount rate used	8.6%	—	—	—
Estimated average remaining useful life	Indefinite	—	—	—
Customer relationships	$148	$103	$29	$76
Discount rate used	9.1%	15.5%	16.4%	10.3%
Estimated average remaining useful life	13 years	14 years	6 years	17 years
Trade name	$8	$2	$2	$—
Discount rate used	8.6%	15.0%	15.8%	—
Estimated average remaining useful life	Indefinite	1 year	2 years	—
Technology	$—	$6	$—	$—
Discount rate used	—	15.5%	—	—
Estimated average remaining useful life	—	5 years	—	—
Total intangible assets	$623	$111	$31	$76

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
Customer Relationships
As part of our acquisitions of ISE, Boardvantage, Marketwired, and Nasdaq CXC we acquired customer relationships.

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
For our acquisitions of Marketwired and Nasdaq CXC, a discounted tax amortization benefit was added to the fair value of the assets under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.
Estimated Useful Life
We estimate the remaining useful life based on the historical behavior of the customers and a parallel analysis of the customers using the excess earnings method.

Pro Forma Results and Acquisition-related Costs
The condensed consolidated financial statements for the three months ended March 31, 2017 and 2016 include the financial results of the above 2016 acquisitions from the date of each acquisition. Pro forma financial results for the acquisitions completed in 2016 have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.
Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

* * * * * *
5. Goodwill and Acquired Intangible Assets
Goodwill
The following table presents the changes in goodwill by business segment during the three months ended March 31, 2017:

	Market Services	Corporate Services	Information Services	Market Technology	Total
	(in millions)
Balance at December 31, 2016	$3,390	$674	$1,806	$157	$6,027
Foreign currency translation adjustment	22	3	13	5	43
Balance at March 31, 2017	$3,412	$677	$1,819	$162	$6,070

As of March 31, 2017, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $858 million.
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three months ended March 31, 2017 and 2016; however, events such as extended economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	March 31, 2017				December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$38	$(25)	$13	5	$38	$(24)	$14	5
Customer relationships	1,394	(485)	909	18	1,394	(464)	930	18
Other	7	(6)	1	6	7	(6)	1	6
Foreign currency translation adjustment	(153)	56	(97)		(160)	58	(102)
Total finite-lived intangible assets	$1,286	$(460)	$826		$1,279	$(436)	$843
Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$—	$1,257		$1,257	$—	$1,257
Trade names	129	—	129		130	—	130
Licenses	52	—	52		52	—	52
Foreign currency translation adjustment	(182)	—	(182)		(188)	—	(188)
Total indefinite-lived intangible assets	$1,256	$—	$1,256		$1,251	$—	$1,251
Total intangible assets	$2,542	$(460)	$2,082		$2,530	$(436)	$2,094

Amortization expense for acquired finite-lived intangible assets was $23 million for the three months ended March 31, 2017 and $17 million for the three months ended March 31, 2016. The increase in amortization expense in 2017 compared with 2016 was primarily due to additional acquired intangible assets in the second quarter of 2016.
The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $97 million as of March 31, 2017) of acquired finite-lived intangible assets as of March 31, 2017 is as follows:

(in millions)
2017(1)	$72
2018	90
2019	76
2020	75
2021	74
2022 and thereafter	536
Total	$923
____________

(1)	Represents the estimated amortization to be recognized for the remaining nine months of 2017.

6. Investments
The following table presents the details of our investments:

	March 31, 2017	December 31, 2016
	(in millions)
Trading securities	$203	$228
Available-for-sale investment securities	17	17
Equity method investments	128	124
Cost method investments	145	144
Trading Securities
Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, are primarily comprised of highly rated European government debt securities, of which $154 million as of March 31, 2017 and $172 million as of December 31, 2016, are assets utilized to meet regulatory capital requirements primarily for our clearing operations at Nasdaq Clearing.
Available-for-Sale Investment Securities
Available-for-sale investment securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, are primarily comprised of short-

term certificates of deposit. As of March 31, 2017 and December 31, 2016, the cumulative unrealized gains and losses on these securities were immaterial.
Equity Method Investments
As of March 31, 2017 and December 31, 2016, our equity method investments primarily included equity interests in OCC and EuroCCP N.V.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets.
Net income recognized from our equity interest in the earnings and losses of these equity method investments was $4 million for the three months ended March 31, 2017 and $2 million for the three months ended March 31, 2016. The increase in the three months ended March 31, 2017 compared with the same period in 2016 was primarily due to our additional 20.0% ownership interest in OCC, which we acquired in connection with our acquisition of ISE on June 30, 2016, bringing our total ownership interest in OCC to 40.0%.
Capital Contribution to OCC
In March 2015, in connection with being designated systemically important by the Financial Stability Oversight Council, OCC implemented a capital plan under which the options exchanges that are OCC’s stockholders made new capital contributions to OCC, committed to make further capital contributions in the future under certain specified circumstances, and received certain commitments from OCC with respect to future dividend payments and related matters. Under the OCC capital plan, OCC’s existing exchange stockholders, including Nasdaq and ISE, each contributed a pro-rata share of $150 million in new equity capital. Nasdaq’s and ISE’s capital contributions were each $30 million. OCC’s exchange stockholders also committed to provide, as may become necessary from time to time, additional replenishment capital on a pro-rata basis if certain capital thresholds are triggered. For its part, OCC adopted specific policies with respect to fees, customer refunds and stockholder dividends, which envision an annual dividend payment to its stockholders equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (with such customer refunds generally to constitute 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). After the SEC staff approved the OCC capital plan and the stockholders made their capital contributions, the plan’s further effectiveness was suspended under the applicable SEC rules because certain parties petitioned the full Commission to reconsider the capital plan’s approval. This stay was lifted by the SEC in September 2015, allowing OCC to implement the plan and in February 2016, the SEC issued an order approving the OCC capital plan as previously implemented and dismissed the petitions challenging that plan. The petitioners filed for a stay of the SEC’s order, which would have blocked OCC from paying a dividend under the OCC capital plan. The Court of Appeals denied the requested stay, permitting OCC to pay a dividend which Nasdaq received in February 2016. The petitioners also appealed the SEC’s order to the Federal Court of Appeals for the District of Columbia Circuit. The court heard arguments on the case in March 2017. The case remains pending until the court announces its decision.
Cost Method Investments
The carrying amount of our cost method investments is included in other non-current assets in the Condensed Consolidated Balance Sheets. As of March 31, 2017 and December 31, 2016, our cost method investments primarily represented our 5% ownership interest in Borsa Istanbul, and our 5% ownership interest in LCH.Clearnet Group Limited.
The Borsa Istanbul shares, which were issued to us in the first quarter of 2014, are part of the consideration received under a market technology agreement. This investment has a cost basis of $75 million which is guaranteed to us via a put option negotiated as part of the market technology agreement.

7. Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the three months ended March 31, 2017 and 2016 are reflected in the following table:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues	Total
	(in millions)
Balance at January 1, 2017	$54	$37	$57	$185	$333
Additions	4	5	306	46	361
Amortization	(5)	(9)	(142)	(55)	(211)
Translation adjustment	—	—	—	3	3
Balance at March 31, 2017	$53	$33	$221	$179	$486

Balance at January 1, 2016	$59	$53	$28	$187	$327
Additions	1	2	314	67	384
Amortization	(4)	(7)	(143)	(64)	(218)
Translation adjustment	—	—	1	(2)	(1)
Balance at March 31, 2016	$56	$48	$200	$188	$492

The additions and amortization for initial listing revenues, listing of additional shares revenues and annual renewal and other revenues primarily reflect revenues from our Listing Services business within our Corporate Services segment.
For our market technology contracts, total revenues, as well as costs incurred, are deferred until significant customizations are completed and delivered. Once delivered, deferred revenue and the related deferred costs are recognized over the post-contract support period. For these market technology contracts, we have included the deferral of costs in other current assets and other non-current assets in the Condensed Consolidated Balance Sheets.
At March 31, 2017, we estimate that our deferred revenue, which is primarily corporate services and market technology revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues	Total
	(in millions)
Fiscal year ended:
2017(1)	$12	$15	$216	$58	$301
2018	14	11	4	38	67
2019	12	5	1	32	50
2020	8	2	—	30	40
2021	5	—	—	13	18
2022 and thereafter	2	—	—	8	10
	$53	$33	$221	$179	$486

 ____________

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining nine months of 2017.

The timing of recognition of our deferred market technology revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.

8. Debt Obligations
The following table presents the changes in the carrying amount of our debt obligations during the three months ended March 31, 2017:

	December 31, 2016	Additions	Payments, Accretion and Other	March 31, 2017
	(in millions)
5.55% senior unsecured notes due January 15, 2020	$598	$—	$—	$598
5.25% senior unsecured notes due January 16, 2018	369	—	—	369
3.875% senior unsecured notes due June 7, 2021	625	—	8	633
4.25% senior unsecured notes due June 1, 2024	495	—	1	496
1.75% senior unsecured notes due May 19, 2023	622	—	9	631
3.85% senior unsecured notes due June 30, 2026	495	—	—	495
$400 million senior unsecured term loan facility due November 25, 2019 (average interest rate of 2.28% for the period January 1, 2017 through March 31, 2017)	399	—	—	399
$750 million revolving credit commitment due November 25, 2019 (average interest rate of 0.00% for the period January 1, 2017 through March 31, 2017)	—	—	—	—
Total debt obligations	3,603	—	18	3,621
Less current portion	—	—	—	(379)
Total long-term debt obligations	$3,603	$—	$18	$3,242

Senior Unsecured Notes
Our senior unsecured notes were all issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of March 31, 2017, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable notes. Our senior unsecured notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations and they are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.
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
5.55% Senior Unsecured Notes
In January 2010, Nasdaq issued the 2020 Notes. The 2020 Notes pay interest semiannually at a rate of 5.55% per annum until January 15, 2020.
5.25% Senior Unsecured Notes
In December 2010, Nasdaq issued the 2018 Notes. The 2018 Notes pay interest semiannually at a rate of 5.25% per annum until January 16, 2018 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 7.25%. The 2018 Notes mature in January 2018 and are reflected in the current portion of debt obligations in the Condensed Consolidated Balance Sheets as of March 31, 2017.
In April 2017, Nasdaq announced it will redeem all of its 2018 Notes on May 26, 2017, using a combination of cash on hand and proceeds from the sale of commercial paper issued through Nasdaq's newly created commercial paper program. See “Debt Restructuring,” of Note 17, “Subsequent Events,” to the condensed consolidated financial statements for further discussion.
3.875% Senior Unsecured Notes
In June 2013, Nasdaq issued the 2021 Notes. The 2021 Notes pay interest annually at a rate of 3.875% per annum until June 7, 2021 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 5.875%.
The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $8 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of March 31, 2017.
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
The 2023 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange rate risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $9 million noted in the “Payments, Accretion and Other” column in the table above reflects the translation of the 2023 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of March 31, 2017.
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
Credit Facilities
As of March 31, 2017, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable credit facility. Nasdaq is permitted to repay borrowings under our credit facilities at any time in whole or in part, without penalty. We are also required to repay loans outstanding under our credit facilities with net cash proceeds from sales of property and assets of Nasdaq and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to specified exceptions and thresholds.
Our credit facilities contain financial and operating covenants. Financial covenants include a minimum interest expense coverage ratio and a maximum leverage ratio. Operating covenants include, among other things, limitations on Nasdaq’s ability to incur additional indebtedness, grant liens on assets, dispose of assets and pay dividends. Our credit facilities allow us to pay cash dividends on our common stock. The facilities also contain customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, maintenance of business and insurance, and events of default, including cross-defaults to our material indebtedness.

2016 Credit Facility
In March 2016, Nasdaq entered into the 2016 Credit Facility. In March 2016, loans in an aggregate principal amount of $400 million were drawn under the 2016 Credit Facility and the net proceeds were used to partially repay amounts outstanding under the revolving credit commitment of the 2014 Credit Facility as discussed below.
Loans under the 2016 Credit Facility pay interest monthly at a variable interest rate based on either the LIBOR or the base rate (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s debt rating. Under the 2016 Credit Facility, we are required to make quarterly principal payments beginning in March 2018 equal to 2.50% of the aggregate original principal amounts borrowed with the remaining amounts due at maturity. Therefore, $10 million is reflected in current portion of debt obligations in the Condensed Consolidated Balance Sheets as of March 31, 2017.
2014 Credit Facility
In November 2014, Nasdaq entered into the 2014 Credit Facility. The 2014 Credit Facility consists of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). There were no outstanding borrowings under the revolving credit commitment of the 2014 Credit Facility as of March 31, 2017.
Loans under the 2014 Credit Facility have a variable interest rate based on either the LIBOR or the base rate (as defined in the credit agreement) (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s debt rating.
In April 2017, Nasdaq entered into an agreement for a $1 billion five-year revolving credit facility, which replaces our existing 2014 Credit Facility. Nasdaq intends to use funds available under the new revolving credit facility for general corporate purposes and to provide liquidity support for the repayment of commercial paper issued through a newly created commercial paper program. As a result, our 2014 Credit Facility has been terminated. See “Debt Restructuring,” of Note 17, “Subsequent Events,” for further discussion.
Other Credit Facilities
We also have credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Credit facilities, which are available in multiple currencies, totaled $172 million at March 31, 2017 and $170 million at December 31, 2016 in available liquidity, none of which was utilized.
Debt Covenants
At March 31, 2017, we were in compliance with the covenants of all of our debt obligations.

9. Retirement Plans
Defined Contribution Savings Plan
We sponsor a 401(k) Plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $4 million for the three months ended March 31, 2017 and $3 million for the three months ended March 31, 2016.
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the Nasdaq Benefit Plans. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $4 million for both the three months ended March 31, 2017 and 2016.
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
Summary of Share-Based Compensation Expense
The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three months ended March 31, 2017 and 2016 in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Share-based compensation expense before income taxes	$15	$16
Income tax benefit	(6)	(7)
Share-based compensation expense after income taxes	$9	$9

Common Shares Available Under Our Equity Plan
As of March 31, 2017, we had approximately 5.6 million shares of common stock authorized for future issuance under our Equity Plan.
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
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the three months ended March 31, 2017:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2017	2,560,578	$45.92
Granted	559,698	65.92
Vested	(343,633)	42.83
Forfeited	(79,164)	46.48
Unvested balances at March 31, 2017	2,697,479	$50.45
At March 31, 2017, $69 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.9 years.
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
The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the three-year PSU program for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Weighted-average risk free interest rate(1)	1.44%	0.84%
Expected volatility(2)	19.2%	21.0%
Weighted-average grant date share price	$69.45	$66.38
Weighted-average fair value at grant date	$81.57	$93.30
____________

(1)	The risk-free interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

(2)
We use historic volatility for PSU awards issued under the three-year PSU program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the program.

In addition, the annual dividend assumption utilized in the Monte Carlo simulation model is based on Nasdaq’s dividend yield at the date of grant.
Summary of PSU Activity
The following table summarizes our PSU activity for the three months ended March 31, 2017:

	PSUs
	One-Year Program		Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2017	378,766	$52.55	1,314,668	$63.18
Granted	193,710	65.50	801,448	55.49
Vested	(10,729)	53.72	(1,079,925)	42.83
Forfeited	(25,782)	53.89	(24,178)	88.98
Unvested balances at March 31, 2017	535,965	$57.14	1,012,013	$78.19
At March 31, 2017, $16 million of total unrecognized compensation cost related to the one-year PSU program is expected to be recognized over a weighted-average period of 1.6 years. For the three-year PSU program, $38 million of total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
The fair value of stock options are estimated using the Black-Scholes option-pricing model. Each grant has a 10-year life. In 2017, our CEO received 268,817 performance-based non-qualified stock options which will vest annually over a three-year period, starting at the date of the grant with each vesting contingent upon the achievement of performance parameters. There were no stock option awards granted for the three months ended March 31, 2016.

Summary of Stock Option Activity
A summary of stock option activity for the three months ended March 31, 2017 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2017	1,406,371	$22.32	2.65	$63
Granted	268,817	66.68
Exercised	(40,416)	20.98
Outstanding at March 31, 2017	1,634,772	$29.64	3.62	$65
Exercisable at March 31, 2017	1,365,955	$22.35	2.44	$64
We received net cash proceeds of $1 million from the exercise of 40,416 stock options for the three months ended March 31, 2017 and received net cash proceeds of $2 million from the exercise of 86,811 stock options for the three months ended March 31, 2016.
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on March 31, 2017 of $69.45 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $69.45 as of March 31, 2017, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of March 31, 2017 was 1.4 million. As of March 31, 2016, 2.5 million outstanding stock options were exercisable and the weighted-average exercise price was $27.87.
The total pre-tax intrinsic value of stock options exercised was $2 million for the three months ended March 31, 2017 and $3 million for the three months ended March 31 2016.
ESPP
We have an ESPP under which approximately 2.3 million shares of our common stock have been reserved for future issuance as of March 31, 2017. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees which totaled $1 million for both the three months ended March 31, 2017 and 2016.

11. Nasdaq Stockholders’ Equity
Common Stock
At March 31, 2017, 300,000,000 shares of our common stock were authorized, 169,760,142 shares were issued and 165,168,584 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and cancelled. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 4,591,558 shares of common stock in treasury as of March 31, 2017 and 3,921,718 shares as of December 31, 2016, most of which are related to shares of our common stock repurchased for the settlement of employee tax withholding obligations arising from the vesting of restricted stock.
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
The following table summarizes our share repurchase activity:

	Three Months Ended March 31,
	2017	2016
Number of shares of common stock repurchased	2,215,755	490,032
Average price paid per share	$70.64	$59.37
Total purchase price (in millions)	$156	$29
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled. As of March 31, 2017, the remaining amount authorized for share repurchases under the program was $273 million.

Other Repurchases of Common Stock
For the quarter ended March 31, 2017, we repurchased 668,038 shares of our common stock in settlement of employee tax withholding obligations arising from the vesting of restricted stock.

Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At March 31, 2017 and December 31, 2016, no shares of preferred stock were issued or outstanding.
* * * * * *
Cash Dividends on Common Stock
During the three months ended March 31, 2017, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 30, 2017	$0.32	March 17, 2017	$53	March 31, 2017
The total amount paid of $53 million was recorded in retained earnings in the Condensed Consolidated Balance Sheets at March 31, 2017.
In April 2017, the board of directors declared a regular quarterly cash dividend of $0.38 per share on our outstanding common stock which reflects a 19.0% increase from our prior quarterly cash dividend of $0.32. The dividend is payable on June 30, 2017 to shareholders of record at the close of business on June 16, 2017. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
In April 2017, our board of directors adopted a dividend policy with the intention to provide shareholders with regular and growing dividends over the long term as earnings and cash flow grow.

12. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017	2016
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$169	$132
Denominator:
Weighted-average common shares outstanding for basic earnings per share	166,473,073	164,281,692
Weighted-average effect of dilutive securities:
Employee equity awards	3,773,874	4,086,752
Weighted-average common shares outstanding for diluted earnings per share	170,246,947	168,368,444
Basic and diluted earnings per share:
Basic earnings per share	$1.02	$0.80
Diluted earnings per share	$0.99	$0.78
Stock options to purchase 1,634,772 shares of common stock and 4,245,457 shares of restricted stock and PSUs were outstanding at March 31, 2017. For the three months ended March 31, 2017, we included 1,365,955 of the outstanding stock options and 3,293,769 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options, shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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
See “Recently Adopted Accounting Pronouncements,” of Note 2, “Basis of Presentation and Principles of Consolidation,” for the impact of the adoption of ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" on diluted earnings per share.
13. Fair Value of Financial Instruments
The following table presents our financial assets that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016. We did not have any financial liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

	March 31, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial investments, at fair value	$220	$203	$17	$—
Default fund and margin deposit investments	2,186	1,610	576	—
Total	$2,406	$1,813	$593	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial investments, at fair value	$245	$228	$17	$—
Default fund and margin deposit investments	1,900	1,763	137	—
Total	$2,145	$1,991	$154	$—

Our Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $154 million as of March 31, 2017 and $172 million as of December 31, 2016 are assets utilized to meet regulatory capital requirements, primarily for our clearing operations at Nasdaq Clearing. Level 2 financial investments, at fair value were primarily comprised of available-for-sale investment securities in short-term certificates of deposit as of March 31, 2017 and were primarily comprised of available-for-sale investment securities in short-term commercial paper as of December 31, 2016.
Our default fund and margin deposit investments include cash contributions invested by Nasdaq Clearing, in accordance with its investment policy. Of the total balance of $3,633 million recorded in the Condensed Consolidated Balance Sheets as of March 31, 2017, $576 million of cash contributions have been invested in reverse repurchase agreements and $1,610 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities or central bank certificates. The remainder of this balance is held in cash. Of the total balance of $3,301 million recorded in the Condensed Consolidated Balance Sheets as of December 31, 2016, $137 million of cash contributions have been invested in reverse repurchase agreements and $1,763 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities and central bank certificates. The remainder of this balance is held in cash. See Note 14, “Clearing Operations,” for further discussion of default fund contributions and margin deposits.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of March 31, 2017 and December 31, 2016.
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
We also consider our debt obligations to be financial instruments. The fair value of our debt, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $3.8 billion at March 31, 2017 and December 31, 2016. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our fixed rate and our floating rate debt is categorized as Level 2 in the fair value hierarchy. For further discussion of our debt obligations, see Note 8, “Debt Obligations.”
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
Default Fund Contributions and Margin Deposits
As of March 31, 2017, clearing member default fund contributions and margin deposits were as follows:

	March 31, 2017
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$334	$99	$433
Margin deposits	3,299	3,646	6,945
Total	$3,633	$3,745	$7,378

In accordance with its investment policy, of the total cash contributions of $3,633 million, Nasdaq Clearing has invested cash contributions of $576 million in reverse repurchase agreements and $1,610 million in highly rated European, and to a lesser extent, U.S. government debt securities or central bank certificates. The remainder of this balance is held in cash. Of the total default fund contributions of $433 million, Nasdaq Clearing can utilize $370 million as capital resources in the event of a counterparty default. The remaining balance of $63 million pertains to member posted surplus balances.
Default Fund Contributions
Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated government debt securities, time deposits, central bank certificates or reverse repurchase agreements with highly rated government debt securities as collateral. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of March 31, 2017, Nasdaq Clearing committed capital totaling $115 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of March 31, 2017.
The market value of derivative contracts outstanding prior to netting was as follows:

March 31, 2017
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$550
Fixed-income options and futures(1)(2)	743
Stock options and futures(1)(2)	132
Index options and futures(1)(2)	101
Total	$1,526
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

The total number of derivative contracts cleared through Nasdaq Clearing for the three months ended March 31, 2017 and 2016 was as follows:

	March 31, 2017	March 31, 2016
Commodity and seafood options, futures and forwards(1)	726,739	907,921
Fixed-income options and futures	5,158,237	4,368,986
Stock options and futures	7,383,538	8,303,721
Index options and futures	11,315,176	14,685,731
Total	24,583,690	28,266,359
____________

(1)	The total volume in cleared power related to commodity contracts was 379 Terawatt hours (TWh) for the three months ended March 31, 2017 and 420 TWh for the three months ended March 31, 2016.
The outstanding contract value of resale and repurchase agreements was $6.3 billion as of March 31, 2017 and $6.4 billion at March 31, 2016. The total number of contracts cleared was 1,979,972 for the three months ended March 31, 2017 and was 1,820,753 for the three months ended March 31, 2016.
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
Liability Waterfall
The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by Nasdaq Clearing, which totaled $18 million at March 31, 2017;

•	a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•	specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis;

•	senior capital contributed to each specific market by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $28 million at March 31, 2017; and

•	mutualized default fund, which includes capital contributions of the clearing members on a pro-rata basis.
If additional funds are needed after utilization of the mutualized default fund, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.
15. Commitments, Contingencies and Guarantees
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $12 million at March 31, 2017 and $13 million at December 31, 2016. As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,” credit facilities, which are available in multiple currencies, totaled $172 million at March 31, 2017 and $170 million at December 31, 2016, in available liquidity, none of which was utilized.
Execution Access is an introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of March 31, 2017, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.
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
Other Guarantees
We have provided other guarantees of $3 million as of March 31, 2017 and December 31, 2016. These guarantees are primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain market technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.
Through our clearing operations in the financial markets, Nasdaq Clearing is the legal counterparty for, and guarantees the performance of, its clearing members. See Note 14, “Clearing Operations,” for further discussion of Nasdaq Clearing performance guarantees.
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
Escrow Agreements
In connection with prior acquisitions, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. At March 31, 2017, these escrow agreements provide for future payment of $31 million and are included in other current liabilities in the Condensed Consolidated Balance Sheets.
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
* * * * * *
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
The following table presents certain information regarding our operating segments for the three months ended March 31, 2017 and 2016:

	Market Services	Corporate Services	Information Services	Market Technology	Corporate Items	Consolidated
	(in millions)
Three Months Ended March 31, 2017
Total revenues	$606	$160	$138	$67	$—	$971
Transaction-based expenses	(388)	—	—	—	—	(388)
Revenues less transaction-based expenses	218	160	138	67	—	583
Operating income (loss)	$119	$43	$102	$13	$(29)	$248
Three Months Ended March 31, 2016
Total revenues	$572	$143	$133	$57	$—	$905
Transaction-based expenses	(371)	—	—	—	—	(371)
Revenues less transaction-based expenses	201	143	133	57	—	534
Operating income (loss)	$113	$34	$97	$10	$(35)	$219

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
Restructuring charges: Restructuring charges are associated with our 2015 restructuring plan to improve performance, cut costs and reduce spending and as of March 31, 2016 are primarily related to (i) severance and other termination benefits, (ii) asset impairment charges, and (iii) other charges. We do not allocate these restructuring costs because they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance.
Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed a number of acquisitions in recent years which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. Accordingly, we do not allocate these costs for purposes of disclosing segment results because they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance.

* * * * * *
A summary of our corporate items are as follows:

	Three Months Ended March 31,
	2017	2016
	(in millions)
Amortization expense of acquired intangible assets	$23	$17
Restructuring charges	—	9
Merger and strategic initiatives expense	6	9
Total	$29	$35
For further discussion of our segments’ results, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”

17. Subsequent Events
Increase in Quarterly Dividend
In April 2017, Nasdaq announced a 19.0% increase in our quarterly dividend to $0.38.
Debt Restructuring
In April 2017, Nasdaq announced it will redeem all of its 2018 Notes on May 26, 2017, using a combination of cash on hand and proceeds from the sale of commercial paper issued through Nasdaq's newly created commercial paper program. Additionally, Nasdaq entered into an agreement for a $1 billion five-year revolving credit facility, which replaces our existing 2014 Credit Facility. Nasdaq intends to use funds available under the new revolving credit facility for general corporate purposes and to provide liquidity support for the repayment of commercial paper issued through the commercial paper program. As a result, our 2014 Credit Facility has been terminated.

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
The current consensus forecast for gross domestic product growth for the U.S. is 2.2% in 2017 and 2.4% in 2018 and the Eurozone is 1.6% in 2017 and 1.5% in 2018. U.S. growth forecasts for 2017 have gradually declined since the start of 2016 and are currently at their lowest level and highly dependent on the fiscal priorities of the new administration. Growth forecasts for the Eurozone in 2017 dropped sharply following the Brexit vote but have since increased back to nearly the level since before the vote. While we expect continued modest annual growth in many of our non-trading segments (Corporate Services, Information Services, and Market Technology), we recognize that there are a number of significant structural and political issues continuing to impact the global economy. Consequently, sustained instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a more cautious outlook by the clients of our non-trading segments. Following elevated volatility levels in 2015, volatility has continued to decline since the first quarter of 2016 and remained extremely low in the first quarter of 2017.
IPO activity in the U.S. remained muted in the first quarter of 2017 following a weak 2016, although we expect IPO activity in the U.S. to pick up in the second half of this year. Additional impacts on our business drivers include the international enactment and implementation of new legislative and regulatory initiatives, the evolution of market participants’ trading and investment strategies, and the continued rapid progression and deployment of new technology in the financial services industry. The business environment that influences our financial performance in 2017 may be characterized as follows:

•	Intense competition among U.S. exchanges and dealer-owned systems for cash equity trading and strong competition between MTFs and exchanges in Europe for cash equity trading;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets; and

•	Improvement in fund flows and market performance in ETPs.
Business Segments
We manage, operate and provide our products and services in four business segments: Market Services, Corporate Services, Information Services and Market Technology. See Note 1,

“Organization and Nature of Operations,” and Note 16, “Business Segments,” to the condensed consolidated financial statements for further discussion of our reportable segments, as well as how management allocates resources, assesses performance and manages these businesses as four separate segments.

Nasdaq’s Operating Results
Key Drivers
The following table includes key drivers for our Market Services, Corporate Services, Information Services and Market Technology segments. In evaluating the performance of our business, our senior management closely evaluates these key drivers.

	Three Months Ended March 31,
	2017	2016
Market Services
Equity Derivative Trading and Clearing
U.S. equity options
Total industry average daily volume (in millions)	14.6	15.3
Nasdaq PHLX matched market share	17.1%	16.1%
The Nasdaq Options Market matched market share	9.5%	7.1%
Nasdaq BX Options matched market share	0.7%	0.9%
Nasdaq ISE Options matched market share(1)	9.5%	—%
Nasdaq GEMX Options matched market share(1)	5.6%	—%
Nasdaq MRX Options matched market share(1)	0.1%	—%
Total matched market share executed on Nasdaq’s exchanges	42.5%	24.1%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts(2)	338,463	452,178
Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	6.84	8.56
Matched share volume (in billions)	74.7	93.7
The Nasdaq Stock Market matched market share	14.0%	14.9%
Nasdaq BX matched market share	2.7%	2.0%
Nasdaq PSX matched market share	0.9%	1.0%
Total matched market share executed on Nasdaq’s exchanges	17.6%	17.9%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	34.9%	31.9%
Total market share(3)	52.5%	49.8%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	507,647	525,857
Total average daily value of shares traded (in billions)	$4.8	$5.7
Total market share executed on Nasdaq’s exchanges	66.8%	62.5%
FICC
Fixed Income
U.S. fixed income notional trading volume (in billions)	$5,041	$5,968
Total average daily volume of Nasdaq Nordic and Nasdaq Baltic fixed income contracts	112,004	101,470
Commodities
Power contracts cleared (TWh)(4)	379	420
Corporate Services
Initial public offerings
The Nasdaq Stock Market	17	10
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	11	8
Total new listings
The Nasdaq Stock Market(5)	42	47
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(6)	16	14
Number of listed companies
The Nasdaq Stock Market(7)	2,890	2,852
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(8)	910	847
Information Services
Number of licensed ETPs	306	226
ETP assets under management tracking Nasdaq indexes (in billions)	$138	$105
Market Technology
Order intake (in millions)(9)	$47	$22
Total order value (in millions)(10)	$777	$783

____________

(1)	Matched market share for Nasdaq ISE, Nasdaq GEMX and Nasdaq MRX is not disclosed for the three months ended March 31, 2016 since Nasdaq's acquisition of ISE closed on June 30, 2016.

(2)	Includes Finnish option contracts traded on EUREX Group.

(3)	Includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.

(4)	Transactions executed on Nasdaq Commodities or OTC and reported for clearing to Nasdaq Commodities measured by Terawatt hours (TWh).

(5)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETPs.

(6)	New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.

(7)	Number of total listings on The Nasdaq Stock Market at period end, including 332 separately listed ETPs at March 31, 2017 and 241 at March 31, 2016.

(8)	Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North at period end.

(9)	Total contract value of orders signed during the period.

(10)
Represents total contract value of signed orders that are yet to be recognized as revenue. Market technology deferred revenue, as discussed in Note 7, “Deferred Revenue,” to the condensed consolidated financial statements, represents consideration received that is yet to be recognized as revenue for these signed orders.

* * * * * *
Financial Summary
The following table summarizes our financial performance for the three months ended March 31, 2017 when compared with the same period in 2016. The comparability of our results of operations between reported periods is impacted by the acquisitions of Nasdaq CXC and Marketwired in February 2016, Boardvantage in May 2016, and ISE in June 2016. See “2016 Acquisitions,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion. For a detailed discussion of our results of operations, see "Segment Operating Results" below.

	Three Months Ended March 31,
	2017	2016	Percentage Change
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$583	$534	9.2%
Operating expenses	335	315	6.3%
Operating income	248	219	13.2%
Interest expense	(37)	(28)	32.1%
Income before income taxes	217	195	11.3%
Income tax provision	48	63	(23.8)%
Net income attributable to Nasdaq	$169	$132	28.0%
Diluted earnings per share	$0.99	$0.78	26.9%
Cash dividends declared per common share	$0.32	$0.57	(43.9)%

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
Segment Operating Results
The following table shows our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended March 31,
	2017	2016	Percentage Change
	(in millions)
Market Services	$606	$572	5.9%
Transaction-based expenses	(388)	(371)	4.6%
Market Services revenues less transaction-based expenses	218	201	8.5%
Corporate Services	160	143	11.9%
Information Services	138	133	3.8%
Market Technology	67	57	17.5%
Total revenues less transaction-based expenses	$583	$534	9.2%

The following charts show our Market Services, Corporate Services, Information Services and Market Technology segments as a percentage of our total revenues less transaction-based expenses of $583 million for the three months ended March 31, 2017 and $534 million for the three months ended March 31, 2016:

MARKET SERVICES
The following table shows total revenues, transaction-based expenses, and total revenues less transaction-based expenses from our Market Services segment:

	Three Months Ended March 31,
	2017	2016	Percentage Change
	(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$191	$101	89.1%
Transaction-based expenses:
Transaction rebates	(113)	(48)	135.4%
Brokerage, clearance and exchange fees(1)	(10)	(5)	100.0%
Equity derivative trading and clearing revenues less transaction-based expenses	68	48	41.7%
Cash Equity Trading Revenues(2)	320	382	(16.2)%
Transaction-based expenses:
Transaction rebates	(183)	(230)	(20.4)%
Brokerage, clearance and exchange fees(2)	(76)	(82)	(7.3)%
Cash equity trading revenues less transaction-based expenses	61	70	(12.9)%
FICC Revenues	25	26	(3.8)%
Transaction-based expenses:
Transaction rebates	(5)	(5)	—%
Brokerage, clearance and exchange fees	(1)	(1)	—%
FICC revenues less transaction-based expenses	19	20	(5.0)%
Trade Management Services Revenues	70	63	11.1%
Total Market Services revenues less transaction-based expenses	$218	$201	8.5%
____________

(1)
Includes Section 31 fees of $9 million in the first quarter of 2017 and $5 million in the first quarter of 2016. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

(2)
Includes Section 31 fees of $72 million in the first quarter of 2017 and $75 million in the first quarter of 2016. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

Equity Derivative Trading and Clearing Revenues
Equity derivative trading and clearing revenues and equity derivative trading and clearing revenues less transaction-based expenses increased in the first quarter of 2017 compared with the same period in 2016.
The increases in the first quarter of 2017 were primarily due to the inclusion of revenues from our acquisition of ISE.
Further impacting the increase in equity derivative trading and clearing revenues in the first quarter of 2017 was an increase in Section 31 pass-through fee revenue.

Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses. In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. The increase in the first quarter of 2017 compared with the same period in 2016 was primarily due to the inclusion of Section 31 fees from our acquisition of ISE.
Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the first quarter of 2017 compared with the same period in 2016 primarily due to:

•	the inclusion of rebates associated with our acquisition of ISE, partially offset by;

•	lower U.S. industry trading volumes.
Brokerage, clearance and exchange fees increased in the first quarter of 2017 compared with the same period in 2016 primarily due to higher Section 31 pass-through fees due to the inclusion of Section 31 fees from our acquisition of ISE.
Cash Equity Trading Revenues
Cash equity trading revenues and cash equity trading revenues less transaction-based expenses decreased in the first quarter of 2017 compared with the same period in 2016. The decreases in the first quarter of 2017 were primarily due to:

•	lower U.S. and European industry trading volumes, partially offset by;

•	the inclusion of revenues associated with our acquisition of Nasdaq CXC.
Further impacting the decrease in cash equity trading revenues in the first quarter of 2017 was a decrease in Section 31 pass-through fee revenue.
Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. The decrease in the first quarter of 2017 compared with the same period in 2016 was primarily due to lower dollar value traded on Nasdaq’s exchanges.
Transaction rebates decreased in the first quarter of 2017 compared with the same period in 2016. For The Nasdaq Stock Market, Nasdaq PSX and Nasdaq CXC, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The decrease in transaction rebates in the first quarter of 2017 compared with the same period in 2016 was primarily due to:

•	lower U.S. industry trading volumes, partially offset by;

•	the inclusion of rebates associated with our acquisition of Nasdaq CXC.
Brokerage, clearance and exchange fees decreased in the first quarter of 2017 compared with the same period in 2016 primarily due to a decrease in Section 31 pass-through fees and a decline in routing fees.

FICC Revenues
FICC revenues and FICC revenues less transaction-based expenses decreased slightly in the first quarter of 2017 compared with the same period in 2016.
Trade Management Services Revenues
Trade management services revenues increased in the first quarter of 2017 compared with the same period in 2016 primarily due to the inclusion of revenues from our acquisition of ISE and an increase in customer demand for network connectivity.
CORPORATE SERVICES
The following table shows revenues from our Corporate Services segment:

	Three Months Ended March 31,
	2017	2016	Percentage Change
	(in millions)
Corporate Services:
Corporate Solutions	$95	$77	23.4%
Listing Services	65	66	(1.5)%
Total Corporate Services	$160	$143	11.9%
Corporate Solutions Revenues
Corporate solutions revenues increased in the first quarter of 2017 compared with the same period in 2016 primarily due to the inclusion of revenues associated with the acquisitions of Marketwired and Boardvantage.
Listing Services Revenues
Listing services revenues decreased in the first quarter of 2017 compared with the same period in 2016 primarily due to an unfavorable impact from foreign exchange.
INFORMATION SERVICES
The following table shows revenues from our Information Services segment:

	Three Months Ended March 31,
	2017	2016	Percentage Change
	(in millions)
Information Services:
Data Products	$108	$105	2.9%
Index Licensing and Services	30	28	7.1%
Total Information Services	$138	$133	3.8%
Data Products Revenues
Data products revenues increased in the first quarter of 2017 compared with the same period in 2016 primarily due to growth in proprietary data products revenues and the inclusion of revenues from the acquisition of ISE.

Index Licensing and Services Revenues
Index licensing and services revenues increased in the first quarter of 2017 compared with the same period in 2016 primarily due to the inclusion of revenues from the ISE acquisition and higher assets under management in ETPs linked to Nasdaq indexes, partially offset by lower revenue from derivative products licensing Nasdaq indexes due to lower trading volumes.
MARKET TECHNOLOGY
The following table shows revenues from our Market Technology segment:

	Three Months Ended March 31,
	2017	2016	Percentage Change
	(in millions)
Market Technology	$67	$57	17.5%

Market Technology Revenues
The increase in the first quarter of 2017 compared with the same period in 2016 was primarily due to an increase in revenues from software, licensing and support, surveillance, and BWise advisory.
Total Order Value
Total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $777 million as of March 31, 2017 and December 31, 2016. As of March 31, 2017, market technology deferred revenue of $179 million represents consideration received that is yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of market technology revenues to be recognized in the future represents our best estimate:

Total Order Value
(in millions)
Fiscal year ended:
2017(1)	$172
2018	206
2019	128
2020	118
2021	73
2022 and thereafter	80
Total	$777
 ____________

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining nine months of 2017.

Expenses
Operating Expenses
The following table shows our operating expenses:

	Three Months Ended March 31,
	2017	2016	Percentage Change
	(in millions)
Compensation and benefits	$161	$152	5.9%
Professional and contract services	36	35	2.9%
Computer operations and data communications	30	25	20.0%
Occupancy	23	20	15.0%
General, administrative and other	19	14	35.7%
Marketing and advertising	7	6	16.7%
Depreciation and amortization	45	38	18.4%
Regulatory	8	7	14.3%
Merger and strategic initiatives	6	9	(33.3)%
Restructuring charges	—	9	(100.0)%
Total operating expenses	$335	$315	6.3%

The increase in compensation and benefits expense in the first quarter of 2017 was primarily due to overall higher compensation costs resulting from our 2016 acquisitions, partially offset by a favorable impact from foreign exchange of $2 million.
Headcount increased to 4,286 employees at March 31, 2017 from 4,167 at March 31, 2016.
The increase in computer operations and data communications expense in the first quarter of 2017 was primarily due to higher hardware and license costs associated with our 2016 acquisitions.
The increase in occupancy expense in the first quarter of 2017 primarily reflects additional facility and rent costs associated with our 2016 acquisitions, partially offset by lower facility and rent costs as a result of our restructuring activities.
The increase in general, administrative and other expense in the first quarter of 2017 is primarily due to an increase in bad debt expense, a negative impact from foreign currency, and lower regulatory fine income.
The increase in depreciation and amortization expense in the first quarter of 2017 was primarily due to additional amortization expense associated with acquired intangible assets related to our 2016 acquisitions.
Merger and strategic initiatives expense for the first quarter of 2017 was primarily related to our acquisitions of ISE and Boardvantage. Merger and strategic initiatives expense for the first quarter of 2016 was primarily related to our acquisitions of Marketwired and Nasdaq CXC.
See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges recorded in the first quarter of 2016.
Non-operating Income and Expenses
The following table shows our non-operating income and expenses:

	Three Months Ended March 31,
	2017	2016	Percentage Change
	(in millions)
Interest income	$2	$1	100.0%
Interest expense	(37)	(28)	32.1%
Net interest expense	(35)	(27)	29.6%
Other investment income	—	1	(100.0)%
Net income from unconsolidated investees	4	2	100.0%
Total non-operating expenses	$(31)	$(24)	29.2%

Interest Income
Interest income increased in the first quarter of 2017 compared with the same period in 2016 primarily due to higher average cash and financial investments balances.
Interest Expense
The following table shows our interest expense:

	Three Months Ended March 31,
	2017	2016	Percentage Change
	(in millions)
Interest expense	$35	$27	29.6%
Accretion of debt issuance costs and debt discount	2	1	100.0%
Total interest expense	$37	$28	32.1%

Interest expense increased in the first quarter of 2017 compared with the same period in 2016 primarily due to our debt issuances in 2016 related to our 2016 acquisitions.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
Net Income from Unconsolidated Investees
Net income from unconsolidated investees in the first quarter of 2017 and 2016 primarily relates to income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our equity method investments.

Tax Matters
The following table shows our income tax provision and effective tax rate:

	Three Months Ended March 31,
	2017	2016	Percentage Change
	($ in millions)
Income tax provision	$48	$63	(23.8)%
Effective tax rate	22.1%	32.3%	(10.2)%
For further discussion of our tax matters, see “Tax Matters,” of Note 2, “Basis of Presentation and Principles of Consolidation,” to the condensed consolidated financial statements.
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
Although no new U.S. tax legislation has been enacted, we are currently assessing the impact various tax reform proposals will have on our condensed consolidated financial statements.
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
Amortization expense of acquired intangible assets: We amortize intangible assets acquired in connection with various acquisitions. Intangible asset amortization expense can vary from period to period due to episodic acquisitions completed, rather than from our ongoing business operations. As such, if intangible asset amortization is included in performance measures, it is more difficult to assess the day-to-day operating performance of the businesses, the relative operating performance of the businesses between periods, and the earnings power of Nasdaq. Performance measures excluding intangible asset amortization therefore provide investors with a more useful representation of our businesses’ ongoing activity in each period.

Restructuring charges: Restructuring charges are associated with our 2015 restructuring plan to improve performance, cut costs and reduce spending and as of March 31, 2016 were primarily related to (i) severance and other termination benefits, (ii) asset impairment charges, and (iii) other charges. We exclude these restructuring costs because these costs do not reflect future operating expenses and do not contribute to a meaningful evaluation of Nasdaq’s ongoing operating performance or comparison of Nasdaq’s performance between periods.
Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed a number of acquisitions in recent years which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. Accordingly, we exclude these costs for purposes of calculating non-GAAP measures which provide a more meaningful analysis of Nasdaq’s ongoing operating performance or comparison in Nasdaq’s performance between periods.

* * * * * *

The following table represents reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$169	$0.99	$132	$0.78
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	23	0.14	17	0.10
Restructuring charges	—	—	9	0.05
Merger and strategic initiatives	6	0.04	9	0.05
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(11)	(0.07)	(14)	(0.07)
Total non-GAAP adjustments, net of tax	18	0.11	21	0.13

Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$187	$1.10	$153	$0.91
Weighted-average common shares outstanding for diluted earnings per share		170,246,947		168,368,444
____________

(1)	We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred.

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
In May 2016, Nasdaq issued the 2023 Notes and in June 2016, Nasdaq issued the 2026 Notes. We used the majority of the net proceeds from the 2023 Notes of $664 million and the 2026 Notes of $495 million to fund the acquisition of ISE and related expenses. See “3.85% Senior Unsecured Notes,” and “1.75% Senior Unsecured Notes,” of Note 8, “Debt Obligations,” and “Acquisition of ISE,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion.
In March 2016, Nasdaq entered into the 2016 Credit Facility which provides for a $400 million senior unsecured term loan facility. In March 2016, loans in an aggregate principal amount of $400 million were drawn under the 2016 Credit Facility and the net proceeds of $399 million were used to partially repay amounts outstanding under the revolving credit commitment of the 2014 Credit Facility. As of March 31, 2017, the balance of $399 million reflects the aggregate principal amount, less the unamortized debt issuance costs. See “2016 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
Our 2014 Credit Facility consisted of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). As of March 31, 2017, availability under the revolving credit commitment was $749 million. See “2014 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
In April 2017, Nasdaq entered into an agreement for a $1 billion five-year revolving credit facility, which replaces our existing 2014 Credit Facility. Nasdaq intends to use funds available under the new revolving credit facility for general corporate purposes and to provide liquidity support for the repayment of commercial paper issued through a newly created commercial paper program. As a result, our 2014 Credit Facility has been terminated. See “Debt Restructuring,” of Note 17, “Subsequent Events,” for further discussion.

In the near term, we expect that our operations and availability under our revolving credit commitment and newly created commercial paper program will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends.
Various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $61 million at March 31, 2017 compared with $478 million at December 31, 2016, a decrease of $417 million. Current asset balance changes increased working capital by $387 million, with increases in default funds and margin deposits, restricted cash, and receivables, net, partially offset by decreases in financial investments, at fair value, cash and cash equivalents, and other current assets. Current liability balance changes decreased working capital by $804 million, due to increases in the current portion of debt obligations, default funds and margin deposits, deferred revenue, other current liabilities, and accounts payable and accrued expenses, partially offset by decreases in accrued personnel costs and Section 31 fees payable to the SEC.
Principal factors that could affect the availability of our internally-generated funds include:

•	deterioration of our revenues in any of our business segments;

•	changes in our working capital requirements; and

•	an increase in our expenses.
Principal factors that could affect our ability to obtain cash from external sources include:

•	operating covenants contained in our credit facilities that limit our total borrowing capacity;

•	increases in interest rates under our credit facilities;

•	credit rating downgrades, which could limit our access to additional debt;

•	a decrease in the market price of our common stock; and

•	volatility or disruption in the public debt and equity markets.
The following sections discuss the effects of changes in our financial assets, debt obligations, clearing and broker-dealer net capital requirements, and cash flows on our liquidity and capital resources.

Financial Assets
The following table summarizes our financial assets:

	March 31, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents	$386	$403
Restricted cash	78	15
Financial investments, at fair value	220	245
Total financial assets	$684	$663
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of March 31, 2017, our cash and cash equivalents of $386 million were primarily invested in bank deposits, money market funds and commercial paper. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of March 31, 2017 decreased $17 million from December 31, 2016, primarily due to cash used to repurchase our common stock, cash dividends on our common stock and payments related to employee shares withheld for taxes, partially offset by net cash provided by operating activities. See “Cash Flow Analysis” below for further discussion.
As of March 31, 2017 and December 31, 2016, restricted cash is restricted from withdrawal due to a contractual requirement or not available for general use. Restricted cash was $78 million as of March 31, 2017 and $15 million as of December 31, 2016, an increase of $63 million. The increase relates to customer funds held in connection with privately negotiated securities transactions. Restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.

Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $139 million as of March 31, 2017 and $102 million as of December 31, 2016. The remaining balance held in the U.S. totaled $247 million as of March 31, 2017 and $301 million as of December 31, 2016.
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
Cash Dividends on Common Stock
The following table shows quarterly cash dividends declared per common share on our outstanding common stock:

	2017	2016
First quarter	$0.32	$0.57
See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends. In the first quarter of 2016, we declared a cash dividend of $0.25 in January 2016 and $0.32 in March 2016.
Financial Investments, at Fair Value
Our financial investments, at fair value totaled $220 million as of March 31, 2017 and $245 million as of December 31, 2016 and are primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $154 million as of March 31, 2017 and $172 million as of December 31, 2016 are assets utilized to meet regulatory capital requirements, primarily for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading investment securities.

Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	March 31, 2017	December 31, 2016
		(in millions)
5.25% senior unsecured notes	January 2018	$369	$369
$750 million revolving credit commitment	November 2019	—	—
$400 million senior unsecured term loan facility	November 2019	399	399
5.55% senior unsecured notes	January 2020	598	598
3.875% senior unsecured notes	June 2021	633	625
1.75% senior unsecured notes	May 2023	631	622
4.25% senior unsecured notes	June 2024	496	495
3.85% senior unsecured notes	June 2026	495	495
Total debt obligations		3,621	3,603
Less current portion		(379)	—
Total long-term debt obligations		$3,242	$3,603
In addition to the $750 million revolving credit commitment and $400 million term loan facility, we also have other credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Other credit facilities, which are available in multiple currencies, totaled $172 million at March 31, 2017 and $170 million at December 31, 2016, in available liquidity, none of which was utilized.
At March 31, 2017, we were in compliance with the covenants of all of our debt obligations.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
In April 2017, Nasdaq announced it will redeem all of its 2018 Notes on May 26, 2017, using a combination of cash on hand and proceeds from the sale of commercial paper issued through Nasdaq's newly created commercial paper program. Additionally, Nasdaq entered into an agreement for a $1 billion five-year revolving credit facility, which replaces our existing 2014 Credit Facility. Nasdaq intends to use funds available under the new revolving credit facility for general corporate purposes and to provide liquidity support for the repayment of commercial paper issued through the commercial paper program. As a result, our 2014 Credit Facility has been terminated.
Clearing and Broker-Dealer Net Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At March 31, 2017, our required regulatory capital of $154 million is primarily comprised of highly rated European government debt securities that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets.

Broker-Dealer Net Capital Requirements
Our operating broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access, NPM Securities, SMTX, and Nasdaq Capital Markets Advisory are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. The following table summarizes the net capital requirements for our broker-dealer subsidiaries as of March 31, 2017:

Broker-Dealer Subsidiaries	Total Net Capital	Required Minimum Net Capital	Excess Capital
	(in millions)
Nasdaq Execution Services	$9.2	$0.3	$8.9
Execution Access	46.9	0.5	46.4
NPM Securities	0.3	—	0.3
SMTX	0.6	0.3	0.3
Nasdaq Capital Markets Advisory	0.6	0.3	0.3
Other Capital Requirements
Nasdaq Execution Services
Nasdaq Execution Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with OCC.
Nasdaq CXC
As a member of the Investment Industry Regulatory Organization of Canada, Nasdaq CXC must comply with its dealer member rules which are intended to ensure general financial soundness and liquidity. Under these rules, Nasdaq

CXC is required to comply with minimum net capital requirements. At March 31, 2017, Nasdaq CXC was required to maintain minimum net capital of $0.2 million and had total net capital of approximately $5.8 million, or $5.6 million in excess of the minimum amount required.

* * * * * *
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Three Months Ended March 31,
	2017	2016	Percentage Change
	(in millions)
Net cash provided by (used in):
Operating activities	$244	$255	(4.3)%
Investing activities	(8)	(294)	(97.3)%
Financing activities	(192)	28	(785.7)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2	6	(66.7)%
Net increase (decrease) in cash and cash equivalents and restricted cash	46	(5)	(1,020.0)%
Cash and cash equivalents and restricted cash at beginning of period	418	357	17.1%
Cash and cash equivalents and restricted cash at end of period	$464	$352	31.8%

Net Cash Provided by Operating Activities
Net cash provided by operating activities decreased $11 million for the three months ended March 31, 2017 compared with the same period in 2016. The decrease was primarily due to the impact of our 2016 acquisitions, which contributed to an increase in receivables, net, and decreases in other liabilities and accrued personnel costs, partially offset by higher net income.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $286 million for the three months ended March 31, 2017 compared with the same period in 2016 primarily due to cash paid for acquisitions, net of cash and cash equivalents acquired of $213 million in 2016.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities for the three months ended March 31, 2017 primarily consisted of $156 million related to the repurchase of our common stock, $53 million related to cash dividends paid on our common stock and payments related to employee shares withheld for taxes of $47 million, partially offset by $63 million related to proceeds of customer funds, which are held in connection with privately negotiated securities transactions.
Net cash provided by financing activities for the three months ended March 31, 2016 primarily consisted of net proceeds of

$399 million from our 2016 Credit Facility and proceeds from the utilization of our 2014 Credit Facility of $325 million to partially fund our acquisitions of Nasdaq CXC and Marketwired and other general corporate purposes, partially offset by $555 million of cash used in connection with the repayment of the revolving credit commitment under our 2014 Credit Facility, $41 million related to cash dividends paid on our common stock, $38 million related to disbursements of customer funds, which were held in connection with privately negotiated securities transactions, payments related to employee shares withheld for taxes of $34 million and $29 million related to the repurchase of our common stock.
See “2016 Acquisitions,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion of our acquisitions.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
See “Share Repurchase Program,” and “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program and cash dividends paid on our common stock.

Contractual Obligations and Contingent Commitments
Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of March 31, 2017:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations by contract maturity(1)	$4,341	$505	$626	$1,409	$1,801
Minimum rental commitments under non-cancelable operating leases, net(2)	407	66	131	91	119
Other obligations(3)	31	31	—	—	—
Total	$4,779	$602	$757	$1,500	$1,920
____________

(1)
Our debt obligations include both principal and interest obligations. At March 31, 2017, an interest rate of 3.00% was used to compute the amount of the contractual obligations for interest on the 2016 Credit Facility. All other debt obligations were primarily calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at March 31, 2017. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

(2)
We lease some of our office space under non-cancelable operating leases with third parties and sublease office space to third parties. Some of our leases contain renewal options and escalation clauses based on increases in property taxes and building operating costs.

(3)	Other obligations primarily consist of potential future escrow agreement payments related to prior acquisitions.
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

Financial Investments
As of March 31, 2017, our investment portfolio was primarily comprised of trading securities, mainly highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2017, the fair value of this portfolio would have declined by $5 million.
Debt Obligations
As of March 31, 2017, substantially all of our debt obligations are fixed-rate obligations. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we were exposed to changes in interest rates as a result of borrowings under our 2016 Credit Facility and the 2014 Credit Facility, as these facilities have variable interest rates. As of March 31, 2017, there were no outstanding borrowings under our 2014 Credit Facility. The principal amount outstanding under the 2016 Credit Facility was $400 million. A hypothetical 100 basis points increase in interest rates on the 2016 Credit Facility would increase interest expense by approximately $4 million based on borrowings as of March 31, 2017.
* * * * * *
Foreign Currency Exchange Rate Risk
As a leading global exchange group, we are subject to foreign currency transaction risk. Our primary exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three months ended March 31, 2017 is presented in the following table:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended March 31, 2017
Average foreign currency rate to the U.S. dollar	1.0652	0.1120	#	N/A	N/A
Percentage of revenues less transaction-based expenses	9.3%	8.8%	5.6%	76.3%	100.0%
Percentage of operating income	14.3%	2.6%	(4.3)%	87.4%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(6)	$(5)	$(3)	$—	$(14)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(1)	$(1)	$—	$(6)
____________

#	Represents multiple foreign currency rates.

N/A	Not applicable.

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

Our primary exposure to net assets in foreign currencies as of March 31, 2017 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona(1)	$3,197	$(320)
Norwegian Krone	192	(19)
Canadian Dollar	184	(18)
British Pound	122	(12)
Euro	104	(10)
Australian Dollar	88	(9)
____________

(1)	Includes goodwill of $2,435 million and intangible assets, net of $592 million.

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
Execution Access is an introducing broker which operates the trading platform for our Nasdaq Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of March 31, 2017, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.
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
(b). Internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See “Litigation,” of Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on March 1, 2017. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

* * * * * *
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Share Repurchase Program
See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Employee Transactions
During the fiscal quarter ended March 31, 2017, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs. The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended March 31, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2017
Share repurchase program	—	$—	—	$429
Employee transactions	337	$67.77	N/A	N/A

February 2017
Share repurchase program	595,974	$70.81	595,974	$388
Employee transactions	478	$69.74	N/A	N/A

March 2017
Share repurchase program	1,619,781	$70.58	1,619,781	$273
Employee transactions	667,223	$69.14	N/A	N/A

Total Quarter Ended March 31, 2017
Share repurchase program	2,215,755	$70.64	2,215,755	$273
Employee transactions	668,038	$69.14	N/A	N/A

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Not applicable.
Item 6.    Exhibits.

The exhibits required by this item are listed on the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

Date: May 10, 2017	By:	/s/ Adena T. Friedman
	Name:	Adena T. Friedman
	Title:	President and Chief Executive Officer

Date: May 10, 2017	By:	/s/ Michael Ptasznik
	Name:	Michael Ptasznik
	Title:	Executive Vice President, Corporate Strategy and Chief Financial Officer

Exhibit Index

Exhibit Number

10.1	Form of Nasdaq Continuing Obligations Agreement.*

10.2	Employment Offer Letter, dated as of May 10, 2016, between Nasdaq, Inc. and Michael Ptasznik.*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 12 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President, Corporate Strategy and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
____________

*	Management contract or compensatory plan or arrangement.

**
The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) notes to condensed consolidated financial statements.