Form 10-Q
period 2017-06-30
NASDAQ, INC.
filed 2017-08-02
CIK 1120193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2017
Common Stock, $.01 par value per share	166,796,254 shares

Nasdaq, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2017

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
* * * * * *
Nasdaq also provides as a tool for the reader the following list of abbreviations and acronyms that are used throughout this Quarterly Report on Form 10-Q.

401(k) Plan: Voluntary Defined Contribution Savings Plan
2016 Credit Facility: $400 million senior unsecured term loan facility which matures on November 25, 2019
2017 Credit Facility: $1 billion senior unsecured term loan facility which matures on April 25, 2022
2020 Notes: $600 million aggregate principal amount of 5.55% senior unsecured notes due January 15, 2020
2021 Notes: €600 million aggregate principal amount of 3.875% senior unsecured notes due June 7, 2021
2023 Notes: €600 million aggregate principal amount of 1.75% senior unsecured notes due May 19, 2023
2024 Notes: $500 million aggregate principal amount of 4.25% senior unsecured notes due June 1, 2024
2026 Notes: $500 million aggregate principal amount of 3.85% senior unsecured notes due June 30, 2026
ASU: Accounting Standards Update
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

TSR: Total Shareholder Return
U.S. GAAP: U.S. Generally Accepted Accounting Principles
* * * * * *
The following is a non-exclusive list of registered trademarks, registered service marks, or trademarks or service marks of Nasdaq or its subsidiaries, in the United States and/or other countries or jurisdictions:

@TRADE®, ACES®, AT TRADE®, AT-TRADE®, AGGREGATION, TRANSPARENCY, CONTROL®, AUTO WORKUP®, AXE®, BOARDVANTAGE, BWISE®, BWISE BUSINESS IN CONTROL®, BWISE RAPID DEPLOYMENT SOLUTION®, BX VENTURE MARKET®, CANADIAN DIVIDEND ACHIEVERS®, CCBN®, CCN®, CCN NEWSNET DESIGN, CCNMATTHEWS®, CLICK XT®, CONDICO®, CYBER SECURITY®, D.A.L.I®, DEFENSE OF INTERNATIONAL MARKETS AND EXCHANGES SYMPOSIUM®, DIMES®, DIRECTORS DESK®, DIRECTORSDESK®, DIVIDEND ACHIEVERS®, DORSEY WRIGHT®, DREAM IT. DO IT.®, DWA®, DWA MATRIX®, EQQQ, E (design), E-SPEED®, ESPEED®, ESPEEDOMETER®, EXACTEQUITY®, EXIGO, FINQLOUD®, FINQLOUD REGULATORY RECORDS RETENTION® FIRST NORTH®, FONDSBØRSEN®, FTEN®, GENIUM®, GIDS®, GLOBE NEWSWIRE®, GO! POWERED BY MARKETWIRE®, HACK®, IGNITE YOUR AMBITION®, INET®, INTERNATIONAL SECURITIES EXCHANGE®, INVESTOR WORLD®, IPOWORLD®, ISE, ISE BIG DATA®, ISE BLACK SWAN®, ISE FX OPTIONS®, ISE GEMINI®, ISE MOBILE PAYMENTS®, ISEE SELECT®, ISSUERWORLD®, ITCH®, KFXAKTIEINDEX®, LONGITUDE®, MARKET INTELLIGENCE DESK®, MARKET LINQUIDITY, MARKET MECHANICS®, MARKETSITE®, MARKETWIRE®, MARKETWIRE BEYOND WORDS®, MARKETWIRE RESONATE®, MARKETWIRE GO! ®, MARKETWIRED RESONATE®, MARKETWIRED®, MW®, MW MARKET WIRED®, MW MARKETWIRED THE POWER OF INFLUENCE®, MY CCBN®, MYMEDIAINFO®, NAREX®, NASDAQ®, NASDAQ 100 INDEX®, NASDAQ - FINANCIAL®, NASDAQ BIOTECHNOLOGY INDEX®, NASDAQ CANADA®, NASDAQ CANADA COMPOSITE INDEX®, NASDAQ CANADA INDEX®, NASDAQ CAPITAL MARKET®, NASDAQ COMPOSITE®, NASDAQ COMPOSITE INDEX®, NASDAQ COMPUTER INDEX®, NASDAQ DIVIDEND ACHIEVERS®, NASDAQ DUBAI®, NASDAQ DUBAI ACADEMY®, NASDAQ EUROPE®, NASDAQ EUROPE COMPOSITE INDEX®, NASDAQ FINANCIAL-100 INDEX®, NASDAQ FUTURES®, NASDAQ FX®, NASDAQ GLOBAL MARKET®, NASDAQ GLOBAL SELECT MARKET®, NASDAQ INDUSTRIAL INDEX®, NASDAQ INTERACT®, NASDAQ INTERNET INDEX®, NASDAQ IQ FUND®, NASDAQ IR INSIGHT®, NASDAQ JAPAN®, NASDAQ MARKET ANALYTIX®, NASDAQ MARKET CENTER®, NASDAQ MARKET FORCES®, NASDAQ MARKET VELOCITY®, NASDAQ MARKETSITE®, NASDAQ MAX®, NASDAQ MAX MARKET ANALYTIX®, NASDAQ OMX®, NASDAQ OMX ALPHA INDEXES®, NASDAQ OMX GREEN ECONOMY INDEX®, NASDAQ OMX NORDIC®, NASDAQ PRIVATE MARKET®, NASDAQ Q-50 INDEX®, NASDAQ TELECOMMUNICATIONS INDEX®, NASDAQ TOTALVIEW®, NASDAQ TRADER®, NASDAQ TRANSPORTATION INDEX®, NASDAQ US ALL MARKET®, NASDAQ WORKSTATION®, NASDAQ WORKSTATION II®, NASDAQ WORLD®, NASDAQ-100®, NASDAQ-100 EUROPEANFUND®, NASDAQ-100 EUROPEAN TRACKER®, NASDAQ-100 EUROPEAN TRACKER FUND®, NASDAQ-100 INDEX®, NASDAQ-100 INDEX EUROPEAN TRACKER FUND®, NASDAQ-100 INDEX TRACKING STOCK®, NDX®, NEWS RELEASE EXPRESS®, NFX®, NFX WORLD CURRENCY FUTURES®, NLX®, NOIS®, NORDIX®, NPM®, OMX®, OMX COPENHAGEN 20®, OMX HELSINKI 25®, OMX STIBOR FUTURE®, OMX STOCKHOLM 30®, OMX TECHNOLOGY®, OMXC25®, OMXH25®, OMXS30®, OMXS3FUT®, ON THE WIRE®, OTW®, OVERUNDER®, PHILADELPHIA STOCK EXCHANGE®, PHLX®, PHLX XL®, PIXL®, PRECISE TRADE®, PRF®, Q THE NEXT GREAT THING®, QQQ®, QTARGET®, QVIEW®, R3®, RISKWAY®, RISKWRAPPER®, RISKXPOSURE®, RX®, S.A.X.E.S®, SECONDMARKET®, SIGNALXPRESS SX®, SMARTS®, SMARTSONLINE®, STINA®, STRUCTURED LIQUIDITY PROGRAM®, THE NASDAQ STOCK MARKET®, THE STOCK MARKET FOR THE NEXT 100 YEARS®, TOTAL EQUITY SOLUTION®, TRADEGUARD®, TX®, ULL®, ULTRA LOW LATENCY®, ULTRAFEED®, VX PROXY®, WIZER®, XDE®, XO DORSEY WRIGHT & ASSOCIATES®, YFIRUNDIR®, YLIALLE®, ÖVERUNDER®

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

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs is based on data generated internally by us, which includes best efforts underwritings; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 that was filed with the SEC on May 10, 2017, and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed with the SEC on March 1, 2017.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 that was filed with the SEC on May 10, 2017, and more fully described in the "Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed with the SEC on March 1, 2017. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$356	$403
Restricted cash	18	15
Financial investments, at fair value	300	245
Receivables, net	392	429
Default funds and margin deposits	3,671	3,301
Other current assets	184	167
Total current assets	4,921	4,560
Property and equipment, net	384	362
Deferred tax assets	633	717
Goodwill	6,237	6,027
Intangible assets, net	2,102	2,094
Other non-current assets	383	390
Total assets	$14,660	$14,150

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$149	$175
Section 31 fees payable to SEC	169	108
Accrued personnel costs	124	207
Deferred revenue	265	162
Other current liabilities	115	129
Default funds and margin deposits	3,671	3,301
Short-term debt	494	—
Total current liabilities	4,987	4,082
Long-term debt	3,058	3,603
Deferred tax liabilities	732	720
Non-current deferred revenue	161	171
Other non-current liabilities	146	144
Total liabilities	9,084	8,720

Commitments and contingencies
Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 171,027,324 at June 30, 2017 and 170,501,186 at December 31, 2016; shares outstanding: 166,392,912 at June 30, 2017 and 166,579,468 at December 31, 2016	2	2
Additional paid-in capital	3,011	3,104
Common stock in treasury, at cost: 4,634,412 shares at June 30, 2017 and 3,921,718 shares at December 31, 2016	(225)	(176)
Accumulated other comprehensive loss	(892)	(979)
Retained earnings	3,680	3,479
Total Nasdaq stockholders’ equity	5,576	5,430
Total liabilities and equity	$14,660	$14,150

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues:
Market Services	$620	$532	$1,226	$1,104
Corporate Services	164	162	325	305
Information Services	144	134	282	268
Market Technology	72	69	138	126
Total revenues	1,000	897	1,971	1,803
Transaction-based expenses:
Transaction rebates	(304)	(256)	(606)	(541)
Brokerage, clearance and exchange fees	(94)	(82)	(180)	(169)
Revenues less transaction-based expenses	602	559	1,185	1,093
Operating expenses:
Compensation and benefits	163	164	324	316
Professional and contract services	38	35	74	70
Computer operations and data communications	30	27	60	52
Occupancy	23	19	46	39
General, administrative and other	30	17	49	32
Marketing and advertising	8	8	15	14
Depreciation and amortization	47	41	92	79
Regulatory	8	6	16	13
Merger and strategic initiatives	11	35	17	44
Restructuring charges	—	33	—	41
Total operating expenses	358	385	693	700
Operating income	244	174	492	393
Interest income	2	1	4	2
Interest expense	(36)	(32)	(73)	(60)
Other investment income	1	2	2	3
Net income from unconsolidated investees	2	1	6	3
Income before income taxes	213	146	431	341
Income tax provision	66	76	114	139
Net income attributable to Nasdaq	$147	$70	$317	$202
Per share information:
Basic earnings per share	$0.89	$0.42	$1.91	$1.23
Diluted earnings per share	$0.87	$0.42	$1.87	$1.20
Cash dividends declared per common share	$0.38	$—	$0.70	$0.57
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$147	$70	$317	$202
Other comprehensive income (loss):
Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	124	(127)	166	11
Income tax benefit (expense)	(29)	37	(79)	(7)
Total other comprehensive income (loss), net of tax	95	(90)	87	4
Comprehensive income (loss) attributable to Nasdaq	$242	$(20)	$404	$206

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$317	$202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	79
Share-based compensation	34	35
Deferred income taxes	8	(7)
Non-cash restructuring charges	—	8
Net income from unconsolidated investees	(6)	(3)
Other reconciling items included in net income	21	4
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	34	(6)
Other assets	22	15
Accounts payable and accrued expenses	(34)	5
Section 31 fees payable to SEC	61	57
Accrued personnel costs	(87)	(53)
Deferred revenue	76	111
Other liabilities	(24)	(18)
Net cash provided by operating activities	514	429
Cash flows from investing activities:
Purchases of trading securities	(234)	(245)
Proceeds from sales and redemptions of trading securities	201	194
Purchases of available-for-sale investment securities	(12)	(8)
Proceeds from maturities of available-for-sale investment securities	6	7
Acquisition of businesses, net of cash and cash equivalents acquired	—	(1,460)
Purchases of property and equipment	(64)	(51)
Other investment activities	(1)	(10)
Net cash used in investing activities	(104)	(1,573)
Cash flows from financing activities:
Proceeds from commercial paper, net	494	—
Repayments of long-term debt	(670)	(1,033)
Payment of debt extinguishment cost	(9)	—
Proceeds from utilization of credit commitment, net of debt issuance costs	10	833
Proceeds from issuances of senior unsecured notes and term loan facility	—	1,558
Cash paid for repurchase of common stock	(156)	(45)
Cash dividends	(116)	(94)
Proceeds received from employee stock activity	30	28
Payments related to employee shares withheld for taxes	(49)	(57)
Proceeds (disbursements) of customer funds	2	(38)
Net cash (used in) provided by financing activities	(464)	1,152
Effect of exchange rate changes on cash and cash equivalents and restricted cash	10	1
Net increase (decrease) in cash and cash equivalents and restricted cash	(44)	9
Cash and cash equivalents and restricted cash at beginning of period	418	357
Cash and cash equivalents and restricted cash at end of period	$374	$366
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$97	$67
Income taxes, net of refund	$59	$127

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
As of June 30, 2017, there were 2,912 total listings on The Nasdaq Stock Market, including 345 separately listed ETPs. The combined market capitalization was approximately $10.1 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 945 listed companies with a combined market capitalization of approximately $1.5 trillion.
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
Our Index Licensing and Services business develops and licenses Nasdaq branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. As of June 30, 2017, we had 316 ETPs licensed to Nasdaq’s indexes which had $147 billion of assets under management.
Market Technology
Our Market Technology segment is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers and corporate businesses. Our Market Technology business is the sales channel for our complete global offering to other marketplaces.
Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination to markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to emerging markets in the Middle East, Latin America, and Africa. Our marketplace solutions can handle a wide array of assets, including cash equities, equity derivatives, currencies, various interest-bearing securities, commodities and energy products, and are currently powering more than 90 marketplaces in 50 countries. Market Technology also provides market surveillance services to broker-dealer firms worldwide, as well as enterprise governance, risk management and compliance software solutions.
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
The following table shows our income tax provision and effective tax rates:

	Three Months Ended June 30,		Percentage Change
	2017	2016
	($ in millions)
Income tax provision	$66	$76	(13.2)%
Effective tax rate	31.0%	52.1%

	Six Months Ended June 30,
	($ in millions)
	2017	2016	Percentage Change
Income tax provision	$114	$139	(18.0)%
Effective tax rate	26.5%	40.8%
The lower income tax provision and effective tax rate in the second quarter and first six months of 2017 when compared with the same periods in 2016 is primarily due to the recognition of excess tax benefits associated with the vesting of employee share-based compensation arrangements. See “Recently Adopted Accounting Pronouncements” below for further discussion. In addition, in the second quarter of 2017, we recognized previously unrecognized tax benefits associated with positions taken in prior years which also contributed to the lower income tax provision and effective tax rate in both periods. Furthermore, in the second quarter of 2016, we received an unfavorable ruling from the Finnish Supreme Administrative Court which resulted in an increase to tax expense. The lower income tax provision in the second quarter and first six months of 2017 is partially offset by an increase in income tax expense associated with the increase in income before taxes in the second quarter and first six months of 2017.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including the history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2011 through 2016 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2014 and we are subject to examination for the years 2015 and 2016. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2008 through 2016. Although the results of such examinations may have an impact on our unrecognized tax benefits, we do not anticipate that such impact will be material to our consolidated financial position or results of operations. Based on new information which became available to us in the second quarter of 2017, we recognized $4 million in previously unrecognized tax benefits associated with positions taken in prior years. In addition, we anticipate that the amount of unrecognized tax benefits at June 30, 2017 will significantly decrease in the next twelve months as we expect to settle certain tax audits.
From 2009 through 2012, we recorded tax benefits associated with certain interest expense incurred in Sweden. Our position is supported by a 2011 ruling we received from the Swedish Supreme Administrative Court. However, under new legislation effective January 1, 2013, limitations are imposed on certain forms of interest expense. Because this legislation is unclear with regard to our ability to continue to claim such interest deductions, Nasdaq filed an application for an advance tax ruling with the Swedish Council for Advance Tax Rulings. In June 2014, we received an unfavorable ruling from the Swedish Council for Advance Tax Rulings. We appealed this ruling to the Swedish Supreme Administrative Court; however the Swedish Supreme Administrative Court denied our request for a ruling based on procedural requirements. We have received notices from the Swedish Tax Agency that interest deductions for the years 2013 through 2015 have been disallowed. We have appealed to the Swedish Lower Administrative Court and continue to expect a favorable decision. Since January 1, 2013, we have recorded tax benefits of $53 million associated with this matter. We continue to pay all assessments from the Swedish Tax Agency while this matter is pending. If the Swedish Courts agree with our position we will receive a refund of all paid assessments; if the Swedish Courts disagree with our position, we will record tax expense of $44 million, or $0.26 per diluted share, which is gross of any related U.S. tax benefits and reflects the impact of foreign currency translation. We expect to record recurring quarterly tax benefits of $1 million to $2 million with respect to this matter for the foreseeable future.
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

The adoption resulted in the recognition of excess tax benefit in our provision for income taxes rather than additional paid-in capital, which was immaterial for the three months ended June 30, 2017 and was $23 million for the six months ended June 30, 2017.

Compensation - Stock Compensation In May 2017, the FASB issued ASU 2017-09, “Scope of Modification Accounting.”
This ASU clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions.
		We adopted this new standard on June 30, 2017 on a prospective basis.	We do not anticipate a material impact on our consolidated financial statements as a result of adopting this standard.

Recently Issued Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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

Revenue From Contracts With Customers
We are currently assessing the expected impact of the adoption of Topic 606 on our consolidated financial statements. We have determined that revenue and expense recognition for our Market Technology business and revenue recognition for our Listing Services business will be impacted, however we currently do not anticipate these changes to have a material impact on our consolidated financial statements at the time of adoption of this new standard. We do not anticipate an impact to revenue and expense recognition for our other businesses.
The following are key items to note regarding the accounting for our Market Technology and Listing Services businesses under Topic 606:

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

We have reviewed all of the existing customer contracts in our Market Technology and Listings businesses and we are currently evaluating the impact of adopting the new standard under both the retrospective and modified approaches and will select a transition approach once we have completed this evaluation. In addition, we are gathering the required information to be disclosed for all businesses.

Market Technology. In our Market Technology business, we enter into contracts with customers to develop technology solutions, license the right to use software, and provide post-contract support and other services to our customers. Under current accounting policies, we do not recognize revenue or expense until we begin the final stage of the contract as we are not able to establish vendor specific objective evidence of fair value for individual elements of the contract. Under Topic 606, we will no longer defer recognition of revenue and expense until the final stage of the contract. For each of our contracts, we have identified multiple performance obligations, allocated the transaction price to these obligations and will recognize revenue for each of these obligations as they are satisfied. Expenses will no longer be deferred, with the exception of commission expense, but will be recognized as incurred.

Since revenue and expense will be recognized in earlier stages of the contract, the balance sheet accounts for deferred revenue and costs will decline upon adoption of Topic 606. Due to the complexity of certain contracts, the revenue recognition treatment under the new standard will be dependent on contract-specific terms and may vary in some instances.

Listing Services. Amounts received for initial listing fees and additional listing fees are generally deferred and revenue is recognized over estimated service periods of six and four years, respectively. Under Topic 606, we have identified the performance obligations associated with these services and will record revenue upon satisfaction of each performance obligation. We expect to recognize initial listing fees over a shorter period on average than the current estimated service period. Since we expect to recognize revenues earlier under Topic 606, the balance sheet account for deferred revenue will decline upon adoption.

During the remainder of 2017, we will implement any required changes to our systems and processes to meet the new accounting, reporting and disclosure requirements and will update our internal controls accordingly. We will also review any new contracts entered into throughout the year. We do not believe there are any significant barriers to implementation of the new standard.

* * * * * *
3. Restructuring Charges
2015 Restructuring Plan
During the first quarter of 2015, we performed a comprehensive review of our processes, businesses and systems in a company-wide effort to improve performance, cut costs, and reduce spending. This restructuring plan was completed in the second quarter of 2016.
The following table presents a summary of restructuring plan charges in the Condensed Consolidated Statements of Income:

	June 30, 2016
	Three Months Ended	Six Months Ended
	($ in millions)
Severance	$18	$22
Facilities-related	1	1
Asset impairments	5	8
Other	9	10
Total restructuring charges	$33	$41
During the second quarter of 2016, we recognized restructuring charges totaling $33 million, including severance costs of $18 million related to workforce reductions of 188 positions across our organization, $5 million for asset impairments, primarily related to fixed assets and capitalized software that have been retired and $9 million of other charges. For the six months ended June 30, 2016, we recognized restructuring charges totaling $41 million, including severance costs of $22 million related to workforce reductions of 201 positions across our organization, $8 million for asset impairments, primarily related to fixed assets and capitalized software that have been retired and $10 million of other charges.
Restructuring Reserve
Severance
The accrued severance balance was $9 million at June 30, 2017 and $17 million at December 31, 2016. As of June 30, 2017, the accrued severance is included in other current liabilities in the Condensed Consolidated Balance Sheets and will be paid in 2017.

* * * * * *
4. Acquisitions
We completed the following acquisitions in 2016. Financial results of each transaction are included in our Condensed Consolidated Statements of Income from the date of each acquisition.
2016 Acquisitions

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Total Net Deferred Tax Liability	Acquired Intangible Assets	Goodwill
	(in millions)
ISE	$1,070	$83	$(185)	$623	$549
Boardvantage	242	28	(38)	111	141
Marketwired	111	(1)	(5)	31	86
Nasdaq CXC	116	6	(20)	76	54

The amounts in the table above represent the allocation of purchase price as of June 30, 2017. The preliminary allocations of the purchase price were subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values, which may include tax and other estimates, during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. We finalized the allocation of the purchase price for Marketwired and Nasdaq CXC in February 2017. In the second quarter of 2017, we finalized the allocation of the price for Boardvantage and ISE. There were no adjustments to the provisional values during the 12 month measurement period for Nasdaq CXC and ISE. In the second quarter of 2016, we recorded a measurement period adjustment of $5 million related to our acquisition of Marketwired which is discussed below under “Acquisition of Marketwired.” In the second quarter of 2017, we recorded a measurement period adjustment of $7 million related to our acquisition of Boardvantage which is discussed below under “Acquisition of Boardvantage.”
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
Acquisition of Boardvantage
In May 2016, we acquired Boardvantage for $242 million ($197 million in cash paid plus $45 million in working capital adjustments, which primarily includes cash acquired). We acquired net assets, at fair value, totaling $28 million and recorded a net deferred tax liability of $45 million, comprised of a deferred tax liability of $46 million and a deferred tax asset of $1 million, related to differences in the U.S. GAAP and tax basis of our investment in Boardvantage. This acquisition expanded our Corporate Solutions board and leadership business within our Corporate Services segment. In the second quarter of 2017, we recorded a measurement period adjustment of $7 million to the estimated fair value of deferred tax assets to reflect a revised assessment following the receipt of new information. The adjustment resulted in an increase to deferred tax assets recorded and a decrease to goodwill. The adjustment did not result in an impact to our Condensed Consolidated Statements of Income. Boardvantage is part of our Corporate Solutions business within our Corporate Services segment.
Nasdaq borrowed $197 million under the revolving credit commitment of a previous credit facility to fund this acquisition.
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
Nasdaq borrowed $109 million under the revolving credit commitment of a previous credit facility to fund this acquisition.
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
Nasdaq used cash on hand and borrowed $55 million under the revolving credit commitment of a previous credit facility to fund this acquisition.

Intangible Assets
The following table presents the details of acquired intangible assets at the date of each acquisition. All acquired intangible assets with finite lives are amortized using the straight-line method.

	2016
	ISE	Boardvantage	Marketwired	Nasdaq CXC
	($ in millions)
Intangible Assets
Exchange registrations	$467	$—	$—	$—
Discount rate used	8.6%	—	—	—
Estimated average useful life	Indefinite	—	—	—
Customer relationships	$148	$103	$29	$76
Discount rate used	9.1%	15.5%	16.4%	10.3%
Estimated average useful life	13 years	14 years	6 years	17 years
Trade name	$8	$2	$2	$—
Discount rate used	8.6%	15.0%	15.8%	—
Estimated average useful life	Indefinite	1 year	2 years	—
Technology	$—	$6	$—	$—
Discount rate used	—	15.5%	—	—
Estimated average useful life	—	5 years	—	—
Total intangible assets	$623	$111	$31	$76

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
In developing a discount rate for the exchange registrations, we estimated a weighted-average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.
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
Discount rate
The discount rates used reflect the amount of risk associated with the hypothetical cash flows for the customer relationships relative to the overall business. In developing a discount rate for the customer relationships, we estimated a weighted-average cost of capital for the overall business and we employed this rate when discounting the cash flows. The resulting discounted cash flows were then tax-effected at the applicable statutory rate.
For our acquisitions of Marketwired and Nasdaq CXC, a discounted tax amortization benefit was added to the fair value of the assets under the assumption that the customer relationships would be amortized for tax purposes over a period of 15 years.
Estimated Useful Life
We estimate the useful life based on the historical behavior of the customers and a parallel analysis of the customers using the excess earnings method.

Pro Forma Results and Acquisition-related Costs
The condensed consolidated financial statements for the three and six months ended June 30, 2017 and 2016 include the financial results of the above 2016 acquisitions from the date of each acquisition. Pro forma financial results have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.
Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

* * * * * *
5. Goodwill and Acquired Intangible Assets
Goodwill
The following table presents the changes in goodwill by business segment during the six months ended June 30, 2017:

	Market Services	Corporate Services	Information Services	Market Technology	Total
	(in millions)
Balance at December 31, 2016	$3,390	$674	$1,806	$157	$6,027
Measurement period adjustment	—	(7)	—	—	(7)
Foreign currency translation adjustment	114	16	74	13	217
Balance at June 30, 2017	$3,504	$683	$1,880	$170	$6,237

In the second quarter of 2017, we recorded a measurement period adjustment of $7 million to the estimated fair value of deferred tax assets related to our acquisition of Boardvantage. See “Acquisition of Boardvantage,” of Note 4, “Acquisitions,” for further discussion of the Boardvantage acquisition. The adjustment was made to reflect a revised assessment of deferred tax assets following the receipt of new information. The adjustment resulted in an increase to deferred tax assets recorded and a decrease to goodwill and is reflected in the above table. The measurement period adjustment was recorded as a revision in our second quarter 2017 Condensed Consolidated Balance Sheets. The adjustment did not result in an impact to our Condensed Consolidated Statements of Income.

As of June 30, 2017, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $836 million.

Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the six months ended June 30, 2017 and 2016; however, events such as extended economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	June 30, 2017				December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$31	$(20)	$11	6	$38	$(24)	$14	5
Customer relationships	1,387	(499)	888	18	1,394	(464)	930	18
Other	5	(4)	1	8	7	(6)	1	6
Foreign currency translation adjustment	(126)	46	(80)		(160)	58	(102)
Total finite-lived intangible assets	$1,297	$(477)	$820		$1,279	$(436)	$843
Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$—	$1,257		$1,257	$—	$1,257
Trade names	129	—	129		130	—	130
Licenses	52	—	52		52	—	52
Foreign currency translation adjustment	(156)	—	(156)		(188)	—	(188)
Total indefinite-lived intangible assets	$1,282	$—	$1,282		$1,251	$—	$1,251
Total intangible assets	$2,579	$(477)	$2,102		$2,530	$(436)	$2,094

Amortization expense for acquired finite-lived intangible assets was $22 million for the three months ended June 30, 2017, $19 million for the three months ended June 30, 2016, $45 million for the six months ended June 30, 2017, and $36 million for the six months ended June 30, 2016. The increase in amortization expense in 2017 compared with 2016 was primarily due to additional acquired intangible assets in the second quarter of 2016.
The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $80 million as of June 30, 2017) of acquired finite-lived intangible assets as of June 30, 2017 is as follows:

(in millions)
2017(1)	$49
2018	90
2019	76
2020	75
2021	74
2022 and thereafter	536
Total	$900
____________

(1)	Represents the estimated amortization to be recognized for the remaining six months of 2017.

6. Investments
The following table presents the details of our investments:

	June 30, 2017	December 31, 2016
	(in millions)
Trading securities	$277	$228
Available-for-sale investment securities	23	17
Equity method investments	133	124
Cost method investments	149	144
Trading Securities
Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, are primarily comprised of highly rated European government debt securities, of which $160 million as of June 30, 2017 and $172 million as of December 31, 2016, are assets utilized to meet regulatory capital requirements primarily for our clearing operations at Nasdaq Clearing.
Available-for-Sale Investment Securities
Available-for-sale investment securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, are primarily comprised of short-

term certificates of deposit and commercial paper. As of June 30, 2017 and December 31, 2016, the cumulative unrealized gains and losses on these securities were immaterial.
Equity Method Investments
As of June 30, 2017 and December 31, 2016, our equity method investments primarily included equity interests in OCC and EuroCCP N.V.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets.
Net income recognized from our equity interest in the earnings and losses of these equity method investments was $2 million for the three months ended June 30, 2017, $1 million for the three months ended June 30, 2016, $6 million for the six months ended June 30, 2017, and $3 million for the six months ended June 30, 2016. The increase in the three and six months ended June 30, 2017 compared with the same periods in 2016 was primarily due to our additional 20.0% ownership interest in OCC, which we acquired in connection with our acquisition of ISE on June 30, 2016, bringing our total ownership interest in OCC to 40.0%. These increases were partially offset by $2 million of wind down costs associated with an equity method investment that was previously written off.
Capital Contribution to OCC
In March 2015, in connection with being designated systemically important by the Financial Stability Oversight Council, OCC implemented a capital plan under which the options exchanges that are OCC’s stockholders made new capital contributions to OCC, committed to make further capital contributions in the future under certain specified circumstances, and received certain commitments from OCC with respect to future dividend payments and related matters. Under the OCC capital plan, OCC’s existing exchange stockholders, including Nasdaq and ISE, each contributed a pro-rata share of $150 million in new equity capital. Nasdaq’s and ISE’s capital contributions were each $30 million. OCC’s exchange stockholders also committed to provide, as may become necessary from time to time, additional replenishment capital on a pro-rata basis if certain capital thresholds are triggered. For its part, OCC adopted specific policies with respect to fees, customer refunds and stockholder dividends, which envision an annual dividend payment to its stockholders equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (with such customer refunds generally to constitute 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). After the SEC staff approved the OCC capital plan and the stockholders made their capital contributions, the plan’s further effectiveness was suspended under the applicable SEC rules because certain parties petitioned the full Commission to reconsider the capital plan’s approval. This stay was lifted by the SEC in September 2015, allowing OCC to implement the plan and in February 2016, the SEC issued an order approving the OCC capital plan as previously implemented and dismissed the petitions challenging that plan. The petitioners filed for a stay of the SEC’s order, which would have blocked OCC from paying a dividend under the OCC capital plan. The Federal Court of Appeals for the District of Columbia Circuit, or the Court of Appeals, denied the requested stay, permitting OCC to pay a dividend which Nasdaq received in February 2016. The petitioners also appealed the SEC’s order to the Court of Appeals . The Court of Appeals heard arguments on the case in March 2017. The case remains pending until the court announces its decision.
Cost Method Investments
The carrying amount of our cost method investments is included in other non-current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2017 and December 31, 2016, our cost method investments primarily represented our 5% ownership interest in Borsa Istanbul, and our 5% ownership interest in LCH.Clearnet Group Limited.
The Borsa Istanbul shares, which were issued to us in the first quarter of 2014, are part of the consideration received under a market technology agreement. This investment has a cost basis of $75 million which is guaranteed to us via a put option negotiated as part of the market technology agreement.

7. Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the six months ended June 30, 2017 and 2016 are reflected in the following table:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues	Total
	(in millions)
Balance at January 1, 2017	$54	$37	$57	$185	$333
Additions	7	6	392	89	494
Revenue recognized	(8)	(12)	(285)	(111)	(416)
Translation adjustment	—	—	1	14	15
Balance at June 30, 2017	$53	$31	$165	$177	$426

Balance at January 1, 2016	$59	$53	$28	$187	$327
Additions	5	7	428	118	558
Revenue recognized	(9)	(15)	(284)	(109)	(417)
Translation adjustment	—	—	1	5	6
Balance at June 30, 2016	$55	$45	$173	$201	$474

The additions and revenue recognized for initial listing revenues, listing of additional shares revenues and annual renewal and other revenues primarily reflect revenues from our Listing Services business within our Corporate Services segment.
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
At June 30, 2017, we estimate that our deferred revenue, which is primarily corporate services and market technology revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues	Total
	(in millions)
Fiscal year ended:
2017(1)	$8	$10	$152	$43	$213
2018	15	12	11	44	82
2019	13	6	1	35	55
2020	9	3	1	32	45
2021	5	—	—	14	19
2022 and thereafter	3	—	—	9	12
	$53	$31	$165	$177	$426

 ____________

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining six months of 2017.

The timing of recognition of our deferred market technology revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.

8. Debt Obligations
The following table presents the changes in the carrying amount of our debt obligations during the six months ended June 30, 2017:

	December 31, 2016	Additions	Payments, Accretion and Other	June 30, 2017
	(in millions)
Short-term debt - commercial paper	$—	$813	$(319)	$494
Long-term debt:
5.55% senior unsecured notes due January 15, 2020	598	—	—	598
5.25% senior unsecured notes repaid on May 26, 2017	369	—	(369)	—
3.875% senior unsecured notes due June 7, 2021	625	—	56	681
4.25% senior unsecured notes due June 1, 2024	495	—	1	496
1.75% senior unsecured notes due May 19, 2023	622	—	55	677
3.85% senior unsecured notes due June 30, 2026	495	—	1	496
$400 million senior unsecured term loan facility due November 25, 2019 (average interest rate of 2.39% for the period January 1, 2017 through June 30, 2017)	399	—	(299)	100
$1 billion revolving credit commitment due April 25, 2022 (average interest rate of 2.40% for the period April 25, 2017 through June 30, 2017)	—	15	(5)	10
Total long-term debt	3,603	15	(560)	3,058
Total debt obligations	$3,603	$828	$(879)	$3,552

Commercial Paper Program
In April 2017, we entered into a U.S. dollar commercial paper program, or the Commercial Paper Program. The Commercial Paper Program is supported by our 2017 Credit Facility which provides liquidity support for the repayment of commercial paper issued through the Commercial Paper Program. See “2017 Credit Facility” below for further discussion of our 2017 Credit Facility. The effective interest rate of commercial paper issuances fluctuate as short term interest rates and demand fluctuate. The fluctuation of these rates due to market conditions may impact our interest expense.
In May 2017, we used a combination of cash on hand and net proceeds from the sale of commercial paper to redeem all of our $370 million aggregate principal amount of 5.25% senior unsecured notes, or the 2018 Notes. In addition, in June 2017, we used net proceeds from the sale of commercial paper to repay $300 million of the amount outstanding on the 2016 Credit Facility. See “Early Extinguishment of 2018 Notes” and “2016 Credit Facility” below for further discussion.
As of June 30, 2017, commercial paper notes in the table above reflect the aggregate principal amount, less the unamortized discount which is being accreted through interest expense over the life of the applicable notes. The original maturities of these notes range from 14 to 91 days and the weighted-average maturity is 44 days. The weighted-average effective interest rate is 1.53% per annum.

Senior Unsecured Notes
Our senior unsecured notes were all issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of June 30, 2017, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable notes. Our senior unsecured notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations and they are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.
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
5.55% Senior Unsecured Notes
In January 2010, Nasdaq issued the 2020 Notes. The 2020 Notes pay interest semiannually at a rate of 5.55% per annum until January 15, 2020.
Early Extinguishment of 2018 Notes
In December 2010, Nasdaq issued the 2018 Notes. The 2018 Notes paid interest semiannually at a rate of 5.25% per annum.

In May 2017, we redeemed all of our 2018 Notes using a combination of cash on hand and net proceeds from the sale of commercial paper issued through the Commercial Paper Program. See “Commercial Paper Program” above for further discussion of our Commercial Paper Program. In connection with the early extinguishment of the 2018 Notes, we recorded a pre-tax charge of $9 million, which primarily included a make-whole redemption price premium. This charge is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017.
3.875% Senior Unsecured Notes
In June 2013, Nasdaq issued the 2021 Notes. The 2021 Notes pay interest annually at a rate of 3.875% per annum until June 7, 2021 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 5.875%.
The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $56 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2017.
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
The 2023 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange rate risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $55 million noted in the “Payments, Accretion and Other” column in the table above reflects the translation of the 2023 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2017.

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
Credit Facilities
As of June 30, 2017, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable credit facility. Nasdaq is permitted to repay borrowings under our credit facilities at any time in whole or in part, without penalty. We are also required to repay loans outstanding under our credit facilities with net cash proceeds from sales of property and assets of Nasdaq and its subsidiaries (excluding inventory sales and other sales in the ordinary course of business) and casualty and condemnation proceeds, in each case subject to specified exceptions and thresholds.
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
2017 Credit Facility
In April 2017, Nasdaq entered into the 2017 Credit Facility. The 2017 Credit Facility consists of a $1 billion five-year revolving credit facility (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit), which replaced our 2014 credit facility. See “2014 Credit Facility” below for further discussion. Nasdaq intends to use funds available under the 2017 Credit Facility for general corporate purposes and to provide liquidity support for the repayment of commercial paper issued through the Commercial Paper Program.
As of June 30, 2017, total borrowings under the 2017 Credit Facility were $15 million. We utilized these borrowings for general corporate purposes. Of the $985 million that is available for borrowing, $495 million is required to provide liquidity support for the principal amount outstanding under the Commercial Paper Program as of June 30, 2017. In addition, $1 million has been utilized for a letter of credit. As such, the total remaining amount available under the 2017 Credit Facility was $489 million as of June 30, 2017. See “Commercial Paper Program” above for further discussion of our Commercial Paper Program.

Borrowings under the revolving credit facility of the 2017 Credit Facility pay interest monthly and swingline borrowings pay interest quarterly at a variable interest rate based on either the LIBOR or the base rate (as defined in the credit agreement) (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s debt rating.
The 2017 Credit Facility includes an option for Nasdaq to propose an increase in the available aggregate amount by up to $500 million, subject to the consent of the lenders funding the increase and certain other conditions.
2016 Credit Facility
In March 2016, Nasdaq entered into the 2016 Credit Facility. In March 2016, loans in an aggregate principal amount of $400 million were drawn under the 2016 Credit Facility and the net proceeds were used to partially repay amounts outstanding under the revolving credit commitment of the 2014 credit facility. See “2014 Credit Facility” below for further discussion of our 2014 credit facility.
Loans under the 2016 Credit Facility pay interest monthly at a variable interest rate based on either the LIBOR or the base rate (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s debt rating.
In June 2017, we used net proceeds from the sale of commercial paper issued through the Commercial Paper Program to repay $300 million of the amount outstanding on the 2016 Credit Facility. The remaining amount outstanding of $100 million is due upon maturity at November 25, 2019. See “Commercial Paper Program” above for further discussion of our Commercial Paper Program. In connection with the partial repayment of the amount outstanding on the 2016 Credit Facility, we recorded a pre-tax charge of $1 million which related to the write-off of unamortized debt issuance costs related to the $300 million payment. This charge is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017.
2014 Credit Facility
In November 2014, Nasdaq entered into the 2014 credit facility. The 2014 credit facility consisted of a $750 million revolving credit commitment (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit).
Loans under the 2014 credit facility had a variable interest rate based on either the LIBOR or the base rate (as defined in the credit agreement) (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varied with Nasdaq’s debt rating.
In April 2017, Nasdaq entered into the 2017 Credit Facility which replaced the 2014 credit facility. As a result, our 2014 credit facility has been terminated. No amounts were outstanding on the 2014 credit facility during 2017. See “2017 Credit Facility” above for further discussion of our 2017 Credit Facility.

Other Credit Facilities
We also have credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Credit facilities, which are available in multiple currencies, totaled $182 million at June 30, 2017 and $170 million at December 31, 2016 in available liquidity, none of which was utilized.
Debt Covenants
At June 30, 2017, we were in compliance with the covenants of all of our debt obligations.
9. Retirement Plans
Defined Contribution Savings Plan
We sponsor a 401(k) Plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $3 million for the three months ended June 30, 2017, $2 million for the three months ended June 30, 2016, $7 million for the six months ended June 30, 2017 and $5 million for the six months ended June 30, 2016.
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the Nasdaq Benefit Plans. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $4 million for both the three months ended June 30, 2017 and 2016 and $8 million for both the six months ended June 30, 2017 and 2016.
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
Summary of Share-Based Compensation Expense
The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2017 and 2016 in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Share-based compensation expense before income taxes	$19	$19	$34	$35
Income tax benefit	(8)	(7)	(14)	(14)
Share-based compensation expense after income taxes	$11	$12	$20	$21
Common Shares Available Under Our Equity Plan
As of June 30, 2017, we had approximately 5.6 million shares of common stock authorized for future issuance under our Equity Plan.
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
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the six months ended June 30, 2017:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2017	2,560,578	$45.92
Granted	610,357	65.89
Vested	(469,431)	44.05
Forfeited	(135,637)	49.15
Unvested balances at June 30, 2017	2,565,867	$50.84
At June 30, 2017, $63 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.9 years.
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
During 2016, certain grants of PSUs with a one-year performance period exceeded the applicable performance parameters. As a result, an additional 56,533 units above target were considered granted in the first quarter of 2017 and are included in the below table.
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
Certain grants of PSUs that were issued in 2014 with a three-year performance period exceeded the applicable performance parameters. As a result, an additional 538,892 units above target were considered granted in the first quarter of 2017 and are included in the below table.
The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the three-year PSU program for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Weighted-average risk free interest rate(1)	1.44%	0.84%
Expected volatility(2)	19.2%	21.0%
Weighted-average grant date share price	$69.45	$66.36
Weighted-average fair value at grant date	$81.57	$93.30
____________

(1)	The risk-free interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

(2)
We use historic volatility for PSU awards issued under the three-year PSU program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the program.

In addition, the annual dividend assumption utilized in the Monte Carlo simulation model is based on Nasdaq’s dividend yield at the date of grant.
Summary of PSU Activity
The following table summarizes our PSU activity for the six months ended June 30, 2017:

	PSUs
	One-Year Program		Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2017	378,766	$52.55	1,314,668	$63.18
Granted	195,847	65.49	803,189	55.55
Vested	(10,729)	53.72	(1,079,925)	42.83
Forfeited	(34,703)	54.27	(24,178)	88.98
Unvested balances at June 30, 2017	529,181	$57.20	1,013,754	$78.20
At June 30, 2017, $13 million of total unrecognized compensation cost related to the one-year PSU program is expected to be recognized over a weighted-average period of 1.6 years. For the three-year PSU program, $33 million of total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
The fair value of stock options are estimated using the Black-Scholes option-pricing model. Each grant has a 10-year life. In January 2017, our CEO received 268,817 performance-based non-qualified stock options which will vest annually over a three-year period, starting at the date of the grant with each vesting contingent upon the achievement of performance parameters. There were no stock option awards granted during the six months ended June 30, 2016.
Summary of Stock Option Activity
A summary of stock option activity for the six months ended June 30, 2017 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2017	1,406,371	$22.32	2.65	$63
Granted	268,817	66.68
Exercised	(1,034,161)	21.72
Forfeited	(578)	22.23
Outstanding at June 30, 2017	640,449	$41.90	5.48	$19
Exercisable at June 30, 2017	371,632	$23.98	2.66	$18
We received net cash proceeds of $21 million from the exercise of 993,745 stock options for the three months ended June 30, 2017 and received net cash proceeds of $22 million from the exercise of 1,034,161 stock options for the six months ended June 30, 2017. We received net cash proceeds of $19 million from the exercise of 540,656 stock options for the three months ended June 30, 2016 and received net cash proceeds of $21 million from the exercise of 627,467 stock options for the six months ended June 30, 2016.
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on June 30, 2017 of $71.49 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $71.49 as of June 30, 2017, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of June 30, 2017 was 0.4 million. As of June 30, 2016, 2.0 million outstanding stock options were exercisable and the weighted-average exercise price was $25.94.
The total pre-tax intrinsic value of stock options exercised was $49 million for the three months ended June 30, 2017 and $17 million for the three months ended June 30, 2016, $51 million for the six months ended June 30, 2017 and $20 million for the six months ended June 30, 2016.

ESPP
We have an ESPP under which approximately 2.2 million shares of our common stock have been reserved for future issuance as of June 30, 2017. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees which totaled $1 million for both the three months ended June 30, 2017 and 2016 and $2 million for both the six months ended June 30, 2017 and 2016.
11. Nasdaq Stockholders’ Equity
Common Stock
At June 30, 2017, 300,000,000 shares of our common stock were authorized, 171,027,324 shares were issued and 166,392,912 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and cancelled. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 4,634,412 shares of common stock in treasury as of June 30, 2017 and 3,921,718 shares as of December 31, 2016, most of which are related to shares of our common stock repurchased for the settlement of employee tax withholding obligations arising from the vesting of restricted stock.
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
There were no shares repurchased during the second quarter of 2017.
The following table summarizes our share repurchase activity:

	Six Months Ended June 30,
	2017	2016
Number of shares of common stock repurchased	2,215,755	746,840
Average price paid per share	$70.64	$60.37
Total purchase price (in millions)	$156	$45
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled. As of June 30, 2017, the remaining amount authorized for share repurchases under the program was $273 million.
Other Repurchases of Common Stock
During the first six months of 2017, we repurchased 710,892 shares of our common stock in settlement of employee tax withholding obligations arising from the vesting of restricted stock.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At June 30, 2017 and December 31, 2016, no shares of preferred stock were issued or outstanding.

Cash Dividends on Common Stock
During the six months ended June 30, 2017, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 30, 2017	$0.32	March 17, 2017	$53	March 31, 2017
April 25, 2017	0.38	June 16, 2017	63	June 30, 2017
			$116
The total amount paid of $116 million was recorded in retained earnings in the Condensed Consolidated Balance Sheets at June 30, 2017.
In July 2017, the board of directors declared a regular quarterly cash dividend of $0.38 per share on our outstanding common stock. The dividend is payable on September 29, 2017 to shareholders of record at the close of business on September 15, 2017. The estimated amount of this dividend is $63 million. In April 2017, the board of directors declared a regular quarterly cash dividend of $0.38 per share on our outstanding common stock which reflects a 19.0% increase from our prior quarterly cash dividend of $0.32. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
In April 2017, our board of directors adopted a dividend policy with the intention to provide shareholders with regular and growing dividends over the long term as earnings and cash flow grow.
12. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$147	$70	$317	$202
Denominator:
Weighted-average common shares outstanding for basic earnings per share	165,415,989	165,018,990	165,941,611	164,650,341
Weighted-average effect of dilutive securities:
Employee equity awards	3,072,316	3,186,818	3,410,429	3,582,688
Weighted-average common shares outstanding for diluted earnings per share	168,488,305	168,205,808	169,352,040	168,233,029
Basic and diluted earnings per share:
Basic earnings per share	$0.89	$0.42	$1.91	$1.23
Diluted earnings per share	$0.87	$0.42	$1.87	$1.20

Stock options to purchase 640,449 shares of common stock and 4,108,802 shares of restricted stock and PSUs were outstanding at June 30, 2017. For the three months ended June 30, 2017, we included 371,632 of the outstanding stock options and 3,829,256 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the six months ended June 30, 2017, we included 371,632 of the outstanding stock options and 3,474,721 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options, shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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
13. Fair Value of Financial Instruments
The following table presents our financial assets that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016. We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

	June 30, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial investments, at fair value	$300	$277	$23	$—
Default fund and margin deposit investments	1,991	1,488	503	—
Total	$2,291	$1,765	$526	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial investments, at fair value	$245	$228	$17	$—
Default fund and margin deposit investments	1,900	1,763	137	—
Total	$2,145	$1,991	$154	$—

Our Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $160 million as of June 30, 2017 and $172 million as of December 31, 2016 are assets utilized to meet regulatory capital requirements, primarily for our clearing operations at Nasdaq Clearing. Level 2 financial investments, at fair value were primarily comprised of available-for-sale investment securities in short-term certificates of deposit and commercial paper as of June 30, 2017 and were primarily comprised of available-for-sale investment securities in short-term commercial paper as of December 31, 2016.
Our default fund and margin deposit investments include cash contributions invested by Nasdaq Clearing, in accordance with its investment policy. Of the total balance of $3,671 million recorded in the Condensed Consolidated Balance Sheets as of June 30, 2017, $1,488 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities or central bank certificates and $503 million of cash contributions have been invested in reverse repurchase agreements. The remainder of this balance is held in cash. Of the total balance of $3,301 million recorded in the

Condensed Consolidated Balance Sheets as of December 31, 2016, $137 million of cash contributions have been invested in reverse repurchase agreements and $1,763 million of cash contributions have been invested in highly rated European, and to a lesser extent, U.S. government debt securities and central bank certificates. The remainder of this balance is held in cash. See Note 14, “Clearing Operations,” for further discussion of default fund contributions and margin deposits.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of June 30, 2017 and December 31, 2016.
Financial Instruments Not Measured at Fair Value on a Recurring Basis
Some of our financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature. Such financial assets and financial liabilities include: cash and cash equivalents, restricted cash, receivables, net, certain other current assets, accounts payable and accrued expenses, Section 31 fees payable to SEC, accrued personnel costs, commercial paper and certain other current liabilities.
In addition, our investments in OCC and EuroCCP N.V. are accounted for under the equity method of accounting and our investments in Borsa Istanbul and LCH.Clearnet Group Limited are carried at cost. See “Equity Method Investments,” and “Cost Method Investments,” of Note 6, “Investments,” for further discussion.
We also consider our debt obligations to be financial instruments. The fair value of our debt obligations, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $3.8 billion at both June 30, 2017 and December 31, 2016. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. The fair value of our commercial paper approximates the carrying value since the rates of interest on this short-term debt approximate market rates as of June 30, 2017. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
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
Default Fund Contributions and Margin Deposits
As of June 30, 2017, clearing member default fund contributions and margin deposits were as follows:

	June 30, 2017
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$334	$127	$461
Margin deposits	3,337	4,409	7,746
Total	$3,671	$4,536	$8,207

In accordance with its investment policy, of the total cash contributions of $3,671 million, Nasdaq Clearing has invested $1,488 million in highly rated European, and to a lesser extent, U.S. government debt securities or central bank certificates and cash contributions of $503 million in reverse repurchase agreements. The remainder of this balance is held in cash. Of the total default fund contributions of $461 million, Nasdaq Clearing can utilize $395 million as capital resources in the event of a counterparty default. The remaining balance of $66 million pertains to member posted surplus balances.

Default Fund Contributions
Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated government debt securities, time deposits, central bank certificates or reverse repurchase agreements with highly rated government debt securities as collateral. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of June 30, 2017, Nasdaq Clearing committed capital totaling $118 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of June 30, 2017.
The market value of derivative contracts outstanding prior to netting was as follows:

June 30, 2017
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$578
Fixed-income options and futures(1)(2)	700
Stock options and futures(1)(2)	130
Index options and futures(1)(2)	185
Total	$1,593
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

The total number of derivative contracts cleared through Nasdaq Clearing for the six months ended June 30, 2017 and 2016 was as follows:

	June 30, 2017	June 30, 2016
Commodity and seafood options, futures and forwards(1)	1,397,771	1,790,752
Fixed-income options and futures	10,160,127	7,942,528
Stock options and futures	13,526,164	16,193,401
Index options and futures	21,616,323	26,709,292
Total	46,700,385	52,635,973
____________

(1)	The total volume in cleared power related to commodity contracts was 647 Terawatt hours (TWh) for the six months ended June 30, 2017 and 875 TWh for the six months ended June 30, 2016.
The outstanding contract value of resale and repurchase agreements was $4.4 billion as of June 30, 2017 and $5.5 billion at June 30, 2016. The total number of contracts cleared was 3,953,901 for the six months ended June 30, 2017 and was 3,895,795 for the six months ended June 30, 2016.
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
Liability Waterfall
The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by Nasdaq Clearing, which totaled $19 million at June 30, 2017;

•	a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•	specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis;

•	senior capital contributed to each specific market by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $24 million at June 30, 2017; and

•	mutualized default fund, which includes capital contributions of the clearing members on a pro-rata basis.
If additional funds are needed after utilization of the mutualized default fund, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.
15. Commitments, Contingencies and Guarantees
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $13 million at June 30, 2017 and at December 31, 2016. As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,” clearing-related credit facilities, which are available in multiple currencies, totaled $182 million at June 30, 2017 and $170 million at December 31, 2016, in available liquidity, none of which was utilized.
Execution Access is an introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of June 30, 2017, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.
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
Other Guarantees
We have provided other guarantees of $3 million as of June 30, 2017 and December 31, 2016. These guarantees are primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain market technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.
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
Escrow Agreements
In connection with prior acquisitions, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. At June 30, 2017, these escrow agreements provide for future payment of $28 million and are included in other current liabilities in the Condensed Consolidated Balance Sheets.
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
Legal and Regulatory Matters
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
In the normal course of business, Nasdaq discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry and oversight. These matters could result in censures, fines, penalties or other sanctions. Management believes the outcome of any resulting actions will not have a material impact on its consolidated financial position or results of operations. However, Nasdaq is unable to predict the outcome or the timing of the ultimate resolution of theses matters, or the potential fines, penalties or injunctive or other equitable relief, if any, that may result from these matters.
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
The following table presents certain information regarding our operating segments for the three and six months ended June 30, 2017 and 2016:

	Market Services	Corporate Services	Information Services	Market Technology	Corporate Items	Consolidated
	(in millions)
Three Months Ended June 30, 2017
Total revenues	$620	$164	$144	$72	$—	$1,000
Transaction-based expenses	(398)	—	—	—	—	(398)
Revenues less transaction-based expenses	222	164	144	72	—	602
Operating income (loss)	$121	$45	$105	$16	$(43)	$244
Three Months Ended June 30, 2016
Total revenues	$532	$162	$134	$69	$—	$897
Transaction-based expenses	(338)	—	—	—	—	(338)
Revenues less transaction-based expenses	194	162	134	69	—	559
Operating income (loss)	$105	$41	$96	$17	$(85)	$174
Six Months Ended June 30, 2017
Total revenues	$1,226	$325	$282	$138	$—	$1,971
Transaction-based expenses	(786)	—	—	—	—	(786)
Revenues less transaction-based expenses	440	325	282	138	—	1,185
Operating income (loss)	$241	$88	$207	$28	$(72)	$492
Six Months Ended June 30, 2016
Total revenues	$1,104	$305	$268	$126	$—	$1,803
Transaction-based expenses	(710)	—	—	—	—	(710)
Revenues less transaction-based expenses	394	305	268	126	—	1,093
Operating income (loss)	$218	$75	$193	$27	$(120)	$393

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
Restructuring charges: Restructuring charges are associated with our 2015 restructuring plan to improve performance, cut costs and reduce spending and as of June 30, 2016 are primarily related to (i) severance and other termination benefits, (ii) asset impairment charges, and (iii) other charges. We do not allocate these restructuring costs because they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance.
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
Other significant items: We have excluded certain other charges or gains that are the result of other non-comparable events to measure operating performance. For the three and six months ended June 30, 2017, other significant items included loss on extinguishment of debt. For the three and six months ended June 30, 2016, other significant items include the release of a sublease loss reserve due to the early exit of a facility. We believe the exclusion of such amounts allows management and investors to better understand the financial results of Nasdaq.

* * * * * *
A summary of our corporate items is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in millions)
Amortization expense of acquired intangible assets	$22	$19	$45	$36
Restructuring charges	—	33	—	41
Merger and strategic initiatives expense	11	35	17	44
Loss on extinguishment of debt	10	—	10	—
Sublease loss reserve	—	(2)	—	(2)
Other	—	—	—	1
Total	$43	$85	$72	$120
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
The current consensus forecast for gross domestic product growth for the U.S. is 2.2% in 2017 and 2.3% in 2018 and the Eurozone is 1.9% in 2017 and 1.7% in 2018. U.S. growth forecasts for 2017 have recently improved slightly after gradually declining since the start of 2016 and remain highly dependent on the fiscal priorities of the new administration. Growth forecasts for the Eurozone in 2017 dropped sharply following the Brexit vote but have since more than fully recovered. While we expect continued modest annual growth in many of our non-trading segments (Corporate Services, Information Services, and Market Technology), we recognize that there are a number of significant structural and political issues continuing to impact the global economy. Consequently, sustained instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a more cautious outlook by the clients of our non-trading segments. Following elevated volatility levels in 2015, volatility has continued to decline since the first quarter of 2016 and remained extremely low in the second quarter of 2017.
Following a weak 2016 and a slow start to 2017, IPO activity improved slightly in the second quarter of 2017. Additional impacts on our business drivers include the international enactment and implementation of new legislative and regulatory initiatives, notably MiFID II in Europe, the evolution of market participants’ trading and investment strategies, and the continued rapid progression and deployment of new technology in the financial services industry. The business environment that influences our financial performance in 2017 may be characterized as follows:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Market Services
Equity Derivative Trading and Clearing
U.S. equity options
Total industry average daily volume (in millions)	14.8	14.1	14.7	14.7
Nasdaq PHLX matched market share	16.8%	16.2%	17.0%	16.1%
The Nasdaq Options Market matched market share	9.8%	7.1%	9.6%	7.1%
Nasdaq BX Options matched market share	0.7%	1.0%	0.7%	0.9%
Nasdaq ISE Options matched market share(1)	9.0%	0.2%	9.3%	0.1%
Nasdaq GEMX Options matched market share(1)	4.9%	—%	5.3%	—%
Nasdaq MRX Options matched market share(1)	0.2%	—%	0.1%	—%
Total matched market share executed on Nasdaq’s exchanges	41.4%	24.5%	42.0%	24.2%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts(2)	376,280	439,520	356,603	445,798
Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	6.85	7.25	6.85	7.89
Matched share volume (in billions)	79.4	80.6	154.1	174.3
The Nasdaq Stock Market matched market share	14.4%	14.0%	14.2%	14.4%
Nasdaq BX matched market share	3.2%	2.3%	2.9%	2.2%
Nasdaq PSX matched market share	0.8%	1.1%	0.9%	1.0%
Total matched market share executed on Nasdaq’s exchanges	18.4%	17.4%	18.0%	17.6%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	33.9%	33.0%	34.4%	32.4%
Total market share(3)	52.3%	50.4%	52.4%	50.0%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	594,901	447,231	549,501	476,768
Total average daily value of shares traded (in billions)	$5.7	$5.2	$5.3	$5.4
Total market share executed on Nasdaq’s exchanges	65.7%	63.0%	65.3%	62.6%
FICC
Fixed Income
U.S. fixed income notional trading volume (in billions)	$4,755	$5,255	$9,796	$11,223
Total average daily volume of Nasdaq Nordic and Nasdaq Baltic fixed income contracts	118,234	91,107	114,748	96,246
Commodities
Power contracts cleared (TWh)(4)	268	455	647	875
Corporate Services
Initial public offerings
The Nasdaq Stock Market	36	25	53	35
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	39	25	50	33
Total new listings
The Nasdaq Stock Market(5)	64	73	106	120
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(6)	45	33	61	47
Number of listed companies
The Nasdaq Stock Market(7)	2,912	2,868	2,912	2,868
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(8)	945	873	945	873
Information Services
Number of licensed ETPs	316	267	316	267
ETP assets under management tracking Nasdaq indexes (in billions)	$147	$108	$147	$108
Market Technology
Order intake (in millions)(9)	$64	$69	$111	$91
Total order value (in millions)(10)	$799	$769	$799	$769

____________

(1)	For the three and six months ended June 30, 2016, Nasdaq ISE, Nasdaq GEMX and Nasdaq MRX matched market share represents one day of trading volume.

(2)	Includes Finnish option contracts traded on EUREX Group.

(3)	Includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.

(4)	Transactions executed on Nasdaq Commodities or OTC and reported for clearing to Nasdaq Commodities measured by Terawatt hours (TWh).

(5)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETPs.

(6)	New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.

(7)	Number of total listings on The Nasdaq Stock Market at period end, including 345 separately listed ETPs at June 30, 2017 and 277 at June 30, 2016.

(8)	Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North at period end.

(9)	Total contract value of orders signed during the period.

(10)
Represents total contract value of signed orders that are yet to be recognized as revenue. Market technology deferred revenue, as discussed in Note 7, “Deferred Revenue,” to the condensed consolidated financial statements, represents consideration received that is yet to be recognized as revenue for these signed orders.

* * * * * *
Financial Summary
The following table summarizes our financial performance for the three and six months ended June 30, 2017 when compared with the same periods in 2016. The comparability of our results of operations between reported periods is impacted by the acquisitions of Nasdaq CXC and Marketwired in February 2016, Boardvantage in May 2016, and ISE in June 2016. See “2016 Acquisitions,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
	(in millions, except per share amounts)			(in millions, except per share amounts)
Revenues less transaction-based expenses	$602	$559	7.7%	$1,185	$1,093	8.4%
Operating expenses	358	385	(7.0)%	693	700	(1.0)%
Operating income	244	174	40.2%	492	393	25.2%
Interest expense	(36)	(32)	12.5%	(73)	(60)	21.7%
Income before income taxes	213	146	45.9%	431	341	26.4%
Income tax provision	66	76	(13.2)%	114	139	(18.0)%
Net income attributable to Nasdaq	$147	$70	110.0%	$317	$202	56.9%
Diluted earnings per share	$0.87	$0.42	107.1%	$1.87	$1.20	55.8%
Cash dividends declared per common share	$0.38	$—	100.0%	$0.70	$0.57	22.8%

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

Segment Operating Results
The following table shows our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Market Services	$620	$532	16.5%	$1,226	$1,104	11.1%
Transaction-based expenses	(398)	(338)	17.8%	(786)	(710)	10.7%
Market Services revenues less transaction-based expenses	222	194	14.4%	440	394	11.7%
Corporate Services	164	162	1.2%	325	305	6.6%
Information Services	144	134	7.5%	282	268	5.2%
Market Technology	72	69	4.3%	138	126	9.5%
Total revenues less transaction-based expenses	$602	$559	7.7%	$1,185	$1,093	8.4%

The following charts show our Market Services, Corporate Services, Information Services and Market Technology segments as a percentage of our total revenues less transaction-based expenses for the three and six months ended June 30, 2017 and 2016:

MARKET SERVICES
The following table shows total revenues, transaction-based expenses, and total revenues less transaction-based expenses from our Market Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$191	$103	85.4%	$382	$204	87.3%
Transaction-based expenses:
Transaction rebates	(115)	(53)	117.0%	(228)	(102)	123.5%
Brokerage, clearance and exchange fees(1)	(9)	(4)	125.0%	(20)	(9)	122.2%
Equity derivative trading and clearing revenues less transaction-based expenses	67	46	45.7%	134	93	44.1%
Cash Equity Trading Revenues(2)	333	339	(1.8)%	652	721	(9.6)%
Transaction-based expenses:
Transaction rebates	(185)	(198)	(6.6)%	(368)	(429)	(14.2)%
Brokerage, clearance and exchange fees(2)	(84)	(78)	7.7%	(159)	(159)	—%
Cash equity trading revenues less transaction-based expenses	64	63	1.6%	125	133	(6.0)%
FICC Revenues	24	26	(7.7)%	49	52	(5.8)%
Transaction-based expenses:
Transaction rebates	(4)	(5)	(20.0)%	(10)	(10)	—%
Brokerage, clearance and exchange fees	(1)	—	(100.0)%	(1)	(1)	—%
FICC revenues less transaction-based expenses	19	21	(9.5)%	38	41	(7.3)%
Trade Management Services Revenues	72	64	12.5%	143	127	12.6%
Total Market Services revenues less transaction-based expenses	$222	$194	14.4%	$440	$394	11.7%
____________

(1)
Includes Section 31 fees of $9 million in the second quarter of 2017, $18 million in the first six months of 2017, $4 million in the second quarter of 2016 and $9 million for the first six months of 2016. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

(2)
Includes Section 31 fees of $80 million in the second quarter of 2017, $152 million for the first six months of 2017, $73 million in the second quarter of 2016 and $148 million in the first six months of 2016. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

Equity Derivative Trading and Clearing Revenues
Equity derivative trading and clearing revenues and equity derivative trading and clearing revenues less transaction-based expenses increased in the second quarter and first six months of 2017 compared with the same periods in 2016 primarily due to the inclusion of revenues from our acquisition of ISE.
Further impacting the increase in equity derivative trading and clearing revenues in the second quarter and first six months of 2017 was an increase in Section 31 pass-through fee revenue.

Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses. In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. The increase in the second quarter and first six months of 2017 compared with the same periods in 2016 was primarily due to the inclusion of Section 31 fees from our acquisition of ISE.
Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the second quarter and first six months of 2017 compared with the same periods in 2016 primarily due to the inclusion of rebates associated with our acquisition of ISE.
Brokerage, clearance and exchange fees increased in the second quarter of 2017 and first six months of 2017 compared with the same periods in 2016 primarily due to higher Section 31 pass-through fees due to the inclusion of Section 31 fees from our acquisition of ISE.
Cash Equity Trading Revenues
Cash equity trading revenues decreased in the second quarter and first six months of 2017 compared with the same periods in 2016. The decreases were primarily due to:

•	lower U.S. industry trading volumes, partially offset by;

•	higher European industry trading volumes;

•	an increase in Section 31 pass-through fee revenue; and

•	an increase in our overall U.S. matched market share and European market share executed on Nasdaq's exchanges.
Cash equity trading revenues less transaction-based expenses increased in the second quarter of 2017 compared with the same period in 2016. The increase was primarily due to:

•	an increase in European cash equities revenues due to higher industry trading volumes and market share executed on Nasdaq’s exchanges.
Cash equity trading revenues less transaction-based expenses decreased in the first six months of 2017 compared with the same period in 2016. The decrease was primarily due to:

•	lower U.S. industry trading volumes, partially offset by;

•	an increase in our overall U.S. matched market share and European market share executed on Nasdaq’s exchanges; and

•	higher European industry trading volumes.
Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. The increase in Section 31 fees in the second quarter and first six months of 2017 compared with the same periods in 2016 was primarily due to higher dollar value traded on Nasdaq’s exchanges.
Transaction rebates decreased in the second quarter and first six months of 2017 compared with the same periods in 2016. For The Nasdaq Stock Market, Nasdaq PSX and Nasdaq CXC, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The decrease in transaction rebates in the second quarter and first six months of 2017 compared with the same periods in 2016 was primarily due to:

•	lower U.S. industry trading volumes, partially offset by;

•	an increase in our overall U.S. matched market share.
Brokerage, clearance and exchange fees increased in the second quarter of 2017 compared with the same period in 2016 and were flat for the first six months of 2017 compared with the same period in 2016. The increase in the second quarter is primarily due to an increase in Section 31 pass-through fees, partially offset by a decline in routing fees.
FICC Revenues
FICC revenues and FICC revenues less transaction-based expenses decreased in the second quarter and first six months of 2017 compared with the same periods in 2016 primarily due to volume declines in European commodities products.
Trade Management Services Revenues
Trade management services revenues increased in the second quarter and first six months of 2017 compared with the same periods in 2016 primarily due to the inclusion of revenues from our acquisition of ISE and an increase in customer demand for network connectivity.
* * * * * *
CORPORATE SERVICES
The following table shows revenues from our Corporate Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Corporate Services:
Corporate Solutions	$97	$94	3.2%	$193	$171	12.9%
Listing Services	67	68	(1.5)%	132	134	(1.5)%
Total Corporate Services	$164	$162	1.2%	$325	$305	6.6%

Corporate Solutions Revenues
Corporate solutions revenues increased in the second quarter and first six months of 2017 compared with the same periods in 2016 primarily due to the inclusion of revenues associated with the acquisition of Boardvantage. The increase in the first six months was also due to the inclusion of revenues associated with the acquisition of Marketwired.
Listing Services Revenues
Listing services revenues decreased in the second quarter and first six months of 2017 compared with the same periods in

2016 primarily due to a decrease in U.S. listing of additional share fees as a result of the implementation of our all-inclusive annual fee, partially offset by an increase in European listing services revenues.
* * * * * *
INFORMATION SERVICES
The following table shows revenues from our Information Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Information Services:
Data Products	$111	$107	3.7%	$219	$213	2.8%
Index Licensing and Services	33	27	22.2%	63	55	14.5%
Total Information Services	$144	$134	7.5%	$282	$268	5.2%
Data Products Revenues
Data products revenues increased in the second quarter and first six months of 2017 compared with the same periods in 2016 primarily due to growth in proprietary data products revenues.
Index Licensing and Services Revenues
Index licensing and services revenues increased in the second quarter and first six months of 2017 compared with the same periods in 2016 primarily due to higher assets under management in ETPs linked to Nasdaq indexes.

* * * * * *
MARKET TECHNOLOGY
The following table shows revenues from our Market Technology segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Market Technology	$72	$69	4.3%	$138	$126	9.5%

Market Technology Revenues
Market technology revenues increased in the second quarter and first six months of 2017 compared with the same periods in 2016 primarily due to an increase in revenues from software, licensing and support, software as a service, particularly growth in SMARTS surveillance subscriptions, as well as higher change request revenues.
Total Order Value
Total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was

$799 million as of June 30, 2017 and $769 million as of June 30, 2016. As of June 30, 2017, market technology deferred revenue of $177 million represents consideration received that is yet to be recognized as revenue for these signed orders. See Note 7, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depends on many factors, including those that are not within our control. As such, the following table of market technology revenues to be recognized in the future represents our best estimate:

Total Order Value
(in millions)
Fiscal year ended:
2017(1)	$128
2018	244
2019	136
2020	123
2021	78
2022 and thereafter	90
Total	$799
 ____________

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining six months of 2017.
* * * * * *
Expenses
Operating Expenses
The following table shows our operating expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Compensation and benefits	$163	$164	(0.6)%	$324	$316	2.5%
Professional and contract services	38	35	8.6%	74	70	5.7%
Computer operations and data communications	30	27	11.1%	60	52	15.4%
Occupancy	23	19	21.1%	46	39	17.9%
General, administrative and other	30	17	76.5%	49	32	53.1%
Marketing and advertising	8	8	—%	15	14	7.1%
Depreciation and amortization	47	41	14.6%	92	79	16.5%
Regulatory	8	6	33.3%	16	13	23.1%
Merger and strategic initiatives	11	35	(68.6)%	17	44	(61.4)%
Restructuring charges	—	33	(100.0)%	—	41	(100.0)%
Total operating expenses	$358	$385	(7.0)%	$693	$700	(1.0)%

The decrease in compensation and benefits expense in the second quarter was primarily due to a favorable impact from foreign exchange of $3 million, partially offset by overall higher compensation costs resulting from our 2016 acquisitions. The increase in compensation and benefits expense in the first six months of 2017 was primarily due to overall higher compensation costs resulting from our 2016 acquisitions, partially offset by a favorable impact from foreign exchange of $4 million.
Headcount decreased to 4,337 employees at June 30, 2017 from 4,447 at June 30, 2016.
The increase in professional and contract services expense in the second quarter and first six months of 2017 was primarily due to an increase in costs from the amortization of market technology deferred costs due to the delivery of certain projects and an increase in costs in our European listing services business due to an increase in new issuer applications.

The increase in computer operations and data communications expense in the second quarter and first six months of 2017 was primarily due to higher hardware and license costs associated with our 2016 acquisitions.
The increase in occupancy expense in the second quarter and first six months of 2017 primarily reflects additional facility and rent costs associated with our 2016 acquisitions, partially offset by lower facility and rent costs as a result of our restructuring activities.
The increase in general, administrative and other expense in the second quarter and first six months of 2017 is primarily due to a pre-tax charge of $10 million which primarily included a make-whole redemption price premium paid on the early extinguishment of our 2018 Notes and lower regulatory fine collections.

The increase in depreciation and amortization expense in the second quarter and first six months of 2017 was primarily due to additional amortization expense associated with acquired intangible assets related to our 2016 acquisitions.
The increase in regulatory expense in the second quarter and first six months of 2017 was primarily due to a rate increase for regulatory services and trade surveillance.
The decrease in merger and strategic initiatives expense in the second quarter and first six months of 2017 was primarily due to expenses incurred during 2016 in connection with our acquisitions of ISE, Boardvantage, Marketwired, and Nasdaq CXC.
See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges recorded in the second quarter and first six months of 2016.
* * * * * *
Non-operating Income and Expenses
The following table shows our non-operating income and expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Interest income	$2	$1	100.0%	$4	$2	100.0%
Interest expense	(36)	(32)	12.5%	(73)	(60)	21.7%
Net interest expense	(34)	(31)	9.7%	(69)	(58)	19.0%
Other investment income	1	2	(100.0)%	2	3	(33.3)%
Net income from unconsolidated investees	2	1	100.0%	6	3	100.0%
Total non-operating expenses	$(31)	$(28)	10.7%	$(61)	$(52)	17.3%

Interest Income
Interest income increased in the second quarter and first six months of 2017 compared with the same periods in 2016 primarily due to an increase in interest rates.
Interest Expense
The following table shows our interest expense:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Interest expense	$34	$30	13.3%	$69	$57	21.1%
Accretion of debt issuance costs and debt discount	1	1	—%	3	2	50.0%
Other bank and investment-related fees	1	1	—%	1	1	—%
Total interest expense	$36	$32	12.5%	$73	$60	21.7%

Interest expense increased in the second quarter and first six months of 2017 compared with the same periods in 2016 primarily due to our debt issuances in 2016 related to our 2016 acquisitions.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Net Income from Unconsolidated Investees
Net income from unconsolidated investees in the second quarter and first six months of 2017 and 2016 primarily relates to income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our equity method investments.

Tax Matters
The following table shows our income tax provision and effective tax rate:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2017	2016		2017	2016
	($ in millions)			($ in millions)
Income tax provision	$66	$76	(13.2)%	$114	$139	(18.0)%
Effective tax rate	31.0%	52.1%		26.5%	40.8%

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
* * * * * *
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
Restructuring charges: Restructuring charges are associated with our 2015 restructuring plan to improve performance, cut costs and reduce spending and as of June 30, 2016 were primarily related to (i) severance and other termination benefits, (ii) asset impairment charges, and (iii) other charges. We exclude these restructuring costs because these costs do not reflect future operating expenses and do not contribute to a meaningful evaluation of Nasdaq’s ongoing operating performance or comparison of Nasdaq’s performance between periods.
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
Other significant items: We have excluded certain other charges or gains that are the result of other non-comparable events to measure operating performance. For the three and six months ended June 30, 2017, other significant items include loss on extinguishment of debt, wind down costs associated with an equity method investment that was previously written off, and recognition of previously unrecognized tax benefits associated with positions taken in prior years. For the three and six months ended June 30, 2016, other significant items include tax expense due to an unfavorable tax ruling received during the three months ended June 30, 2016, the impact of which related to prior periods, and the release of a sublease loss reserve due to the early exit of a facility. We believe the exclusion of such amounts allows management and investors to better understand the financial results of Nasdaq.

The following table represents reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$147	$0.87	$70	$0.42
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	22	0.13	19	0.11
Restructuring charges	—	—	33	0.19
Merger and strategic initiatives	11	0.07	35	0.21
Extinguishment of debt	10	0.06	—	—
Other	2	0.01	—	—
Sublease loss reserve	—	—	(2)	(0.01)
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(20)	(0.12)	(2)	(0.01)
Total non-GAAP adjustments, net of tax	25	0.15	83	0.49

Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$172	$1.02	$153	$0.91
Weighted-average common shares outstanding for diluted earnings per share		168,488,305		168,205,808

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$317	$1.87	$202	$1.20
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	45	0.27	36	0.21
Restructuring charges	—	—	41	0.24
Merger and strategic initiatives	17	0.10	44	0.26
Extinguishment of debt	10	0.06	—	—
Other	2	0.01	—	—
Sublease loss reserve	—	—	(2)	(0.01)
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(32)	(0.19)	(16)	(0.09)
Total non-GAAP adjustments, net of tax	42	0.25	103	0.61

Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$359	$2.12	$305	$1.81
Weighted-average common shares outstanding for diluted earnings per share		169,352,040		168,233,029
____________

(1)
We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred. For the three and six months ended June 30, 2017, also included in this adjustment is the recognition of previously unrecognized tax benefits of $4 million associated with positions taken in prior years. For the three and six months ended June 30, 2016, also included in this adjustment is $27 million in tax expense associated with an unfavorable decision from the Finnish Supreme Administrative Court on a tax position.

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
In April 2017, we entered into the 2017 Credit Facility which replaced our existing 2014 credit facility. We also entered into the Commercial Paper Program which enables us to borrow efficiently at reasonable short-term interest rates and is supported by our 2017 Credit Facility. See “Commercial Paper,” “2017 Credit Facility,” and “2014 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our Commercial Paper Program and our 2017 and 2014 Credit Facilities.
In May 2017, we used a combination of cash on hand and net proceeds from the sale of commercial paper to redeem all of our 2018 Notes. In addition, in June 2017, we used net proceeds from the sale of commercial paper to repay $300 million of the amount outstanding on the 2016 Credit Facility. As of June 30, 2017, the outstanding balance of $100 million on the 2016 Credit Facility reflects the aggregate principal amount, less the unamortized debt issuance costs. See “Early Extinguishment of 2018 Notes,” and “2016 Credit Facility,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
As of June 30, 2017, total borrowings under the 2017 Credit Facility were $15 million. We utilized these borrowings for general corporate purposes. Of the $985 million that is available for borrowing, $495 million is required to provide liquidity support for the principal amount outstanding under the Commercial Paper Program as of June 30, 2017 and $1 million has been utilized for a letter of credit. As of June 30, 2017, the total remaining amount available under the 2017 Credit Facility was $489 million.
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
Various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, and commercial paper can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was ($66) million at June 30, 2017, compared with $478 million at December 31, 2016, a decrease of $544 million. Current asset balance changes increased working capital by $361 million, with increases in default funds and margin deposits, financial investments, at fair value, other current assets and restricted cash, partially offset by decreases in cash and cash equivalents and receivables, net. Current liability balance changes decreased working capital by $905 million, due to increases in short-term debt, default funds and margin deposits, deferred revenue, and Section 31 fees payable to the SEC, partially offset by decreases in accrued personnel costs, accounts payable and accrued expenses, and other current liabilities.
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

Financial Assets
The following table summarizes our financial assets:

	June 30, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents	$356	$403
Restricted cash	18	15
Financial investments, at fair value	300	245
Total financial assets	$674	$663
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of June 30, 2017, our cash and cash equivalents of $356 million were primarily invested in bank deposits, money market funds and commercial paper. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of June 30, 2017 decreased $47 million from December 31, 2016, primarily due to repayments of long-term debt, cash used to repurchase our common stock, and cash dividends on our common stock, partially offset by net cash provided by operating activities. See “Cash Flow Analysis” below for further discussion.
As of June 30, 2017 and December 31, 2016, restricted cash is restricted from withdrawal due to a contractual requirement or not available for general use. Restricted cash was $18 million as of June 30, 2017 and $15 million as of December 31, 2016, an increase of $3 million. The increase relates to customer funds held in connection with privately negotiated securities transactions. Restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.

Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $135 million as of June 30, 2017 and $102 million as of December 31, 2016. The remaining balance held in the U.S. totaled $221 million as of June 30, 2017 and $301 million as of December 31, 2016.
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
Cash Dividends on Common Stock
The following table shows quarterly cash dividends declared per common share on our outstanding common stock:

	2017	2016
First quarter	$0.32	$0.57
Second quarter	$0.38	$—
See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends. In the first quarter of 2016, we declared a cash dividend of $0.25 in January 2016 and $0.32 in March 2016.
Financial Investments, at Fair Value
Our financial investments, at fair value totaled $300 million as of June 30, 2017 and $245 million as of December 31, 2016 and are primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $160 million as of June 30, 2017 and $172 million as of December 31, 2016 are assets utilized to meet regulatory capital requirements, primarily for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion of our trading investment securities.

Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	June 30, 2017	December 31, 2016
		(in millions)
Short-term debt - commercial paper	Weighted-average maturity of 44 days	$494	$—
Long-term debt:
5.25% senior unsecured notes	Repaid May 2017	—	369
$1 billion revolving credit commitment	April 2022	10	—
$400 million senior unsecured term loan facility	November 2019	100	399
5.55% senior unsecured notes	January 2020	598	598
3.875% senior unsecured notes	June 2021	681	625
1.75% senior unsecured notes	May 2023	677	622
4.25% senior unsecured notes	June 2024	496	495
3.85% senior unsecured notes	June 2026	496	495
Total long-term debt		3,058	3,603
Total debt obligations		$3,552	$3,603
In addition to the $1 billion revolving credit commitment and $400 million term loan facility, we also have other credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Other credit facilities, which are available in multiple currencies, totaled $182 million at June 30, 2017 and $170 million at December 31, 2016, in available liquidity, none of which was utilized.
At June 30, 2017, we were in compliance with the covenants of all of our debt obligations.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At June 30, 2017, our required regulatory capital of $160 million is primarily comprised of highly rated European government debt securities that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our operating broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access, NPM Securities, SMTX, and Nasdaq Capital Markets Advisory are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. The following table summarizes the net capital requirements for our broker-dealer subsidiaries as of June 30, 2017:

Broker-Dealer Subsidiaries	Total Net Capital	Required Minimum Net Capital	Excess Capital
	(in millions)
Nasdaq Execution Services	$8.5	$0.3	$8.2
Execution Access	49.0	0.4	48.6
NPM Securities	0.3	—	0.3
SMTX	0.9	0.3	0.6
Nasdaq Capital Markets Advisory	0.6	0.3	0.3
Other Capital Requirements
Nasdaq Execution Services
Nasdaq Execution Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with OCC.
Nasdaq CXC
As a member of the Investment Industry Regulatory Organization of Canada, Nasdaq CXC must comply with its dealer member rules which are intended to ensure general financial soundness and liquidity. Under these rules, Nasdaq CXC is required to comply with minimum net capital requirements. At June 30, 2017, Nasdaq CXC was required to maintain minimum net capital of $0.2 million and had total net capital of approximately $9.4 million, or $9.2 million in excess of the minimum amount required.

Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Six Months Ended June 30,		Percentage Change
	2017	2016
	(in millions)
Net cash provided by (used in):
Operating activities	$514	$429	19.8%
Investing activities	(104)	(1,573)	(93.4)%
Financing activities	(464)	1,152	(140.3)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	10	1	900.0%
Net increase (decrease) in cash and cash equivalents and restricted cash	(44)	9	(588.9)%
Cash and cash equivalents and restricted cash at beginning of period	418	357	17.1%
Cash and cash equivalents and restricted cash at end of period	$374	$366	2.2%

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $85 million for the six months ended June 30, 2017 compared with the same period in 2016. The increase was primarily due to higher net income, offset by higher estimated tax payments and higher payments of accrued personnel costs primarily driven by our 2016 acquisitions.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $1,469 million for the six months ended June 30, 2017 compared with the same period in 2016 primarily due to cash paid for acquisitions, net of cash and cash equivalents acquired of $1,460 million in 2016.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the six months ended June 30, 2017 primarily consisted of repayment of long-term debt of $670 million, $156 million related to the repurchase of our common stock, $116 million related to cash dividends paid on our common stock, partially offset by proceeds from commercial paper of $494 million.
Net cash provided by financing activities for the six months ended June 30, 2016 primarily consisted of net proceeds of $1,159 million related to the issuances of our 2023 Notes and

2026 Notes to fund our acquisition of ISE, net proceeds of $399 million from our 2016 Credit Facility and proceeds from the utilization of our 2014 Credit Facility of $833 million to partially fund our acquisitions of Boardvantage, Marketwired and Nasdaq CXC, and other general corporate purposes, partially offset by $1,033 million of cash used in connection with the repayment of the revolving credit commitment under our 2014 Credit Facility, $94 million related to cash dividends paid on our common stock, $45 million related to the repurchase of our common stock, and $38 million related to disbursements of customer funds, which were held in connection with privately negotiated securities transactions.
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
* * * * * *

Contractual Obligations and Contingent Commitments
Nasdaq has contractual obligations to make future payments under long-term debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of June 30, 2017:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations by contract maturity(1)	$4,190	$599	$225	$1,549	$1,817
Minimum rental commitments under non-cancelable operating leases, net(2)	413	78	138	91	106
Other obligations(3)	28	28	—	—	—
Total	$4,631	$705	$363	$1,640	$1,923
____________

(1)
Our long-term debt obligations include both principal and interest obligations. At June 30, 2017, an interest rate of 2.78% was used to compute the amount of the contractual obligations for interest on the 2017 Credit Facility and 2.98% was used to compute the amount of the contractual obligations for interest on the 2016 Credit Facility. All other debt obligations were primarily calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at June 30, 2017. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

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

•	Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion of:

•	Guarantees issued and credit facilities available;

•	Lease commitments;

•	Other guarantees;

•	Non-cash contingent consideration;

•	Escrow agreements;

•	Routing brokerage activities;

•	Legal and Regulatory Matters; and

•	Tax audits.
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

Financial Investments
As of June 30, 2017, our investment portfolio was primarily comprised of trading securities, mainly highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2017, the fair value of this portfolio would have declined by $4 million.
Debt Obligations
As of June 30, 2017, substantially all of our debt obligations are fixed-rate obligations. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of borrowings under our 2017 and 2016 Credit Facilities and amounts outstanding from the sale of commercial paper under our Commercial Paper Program, all of which have variable interest rates. As of June 30, 2017, we had principal amounts outstanding of $15 million under the 2017 Credit Facility, $100 million under the 2016 Credit Facility, and $495 million of commercial paper. A hypothetical 100 basis points increase in interest rates on the 2017 Credit Facility, the 2016 Credit Facility and our outstanding commercial paper would increase interest expense by approximately $6 million based on borrowings as of June 30, 2017.
* * * * * *
Foreign Currency Exchange Rate Risk
As a leading global exchange group, we are subject to foreign currency transaction risk. Our primary exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and six months ended June 30, 2017 is presented in the following table:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended June 30, 2017
Average foreign currency rate to the U.S. dollar	1.0998	0.1136	#	N/A	N/A
Percentage of revenues less transaction-based expenses	9.2%	8.6%	5.8%	76.4%	100.0%
Percentage of operating income	14.3%	(2.6)%	(1.3)%	89.6%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(6)	$(5)	$(3)	$—	$(14)
Impact of a 10% adverse currency fluctuation on operating income	$(3)	$(1)	$—	$—	$(4)

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Six Months Ended June 30, 2017
Average foreign currency rate to the U.S. dollar	1.0823	0.1128	#	N/A	N/A
Percentage of revenues less transaction-based expenses	9.3%	8.6%	5.7%	76.4%	100.0%
Percentage of operating income	14.3%	—%	(2.8)%	88.5%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(11)	$(10)	$(7)	$—	$(28)
Impact of a 10% adverse currency fluctuation on operating income	$(7)	$—	$(1)	$—	$(8)
____________

#	Represents multiple foreign currency rates.

N/A	Not applicable.

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

Our primary exposure to net assets in foreign currencies as of June 30, 2017 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona(1)	$3,389	$(339)
Norwegian Krone	196	(20)
Canadian Dollar	188	(19)
British Pound	134	(13)
Euro	116	(12)
Australian Dollar	89	(9)
____________

(1)	Includes goodwill of $2,591 million and intangible assets, net of $627 million.
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
Execution Access is an introducing broker which operates the trading platform for our Nasdaq Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of June 30, 2017, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.
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
(b). Internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See “Legal and Regulatory Matters,” of Note 15, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on March 1, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as filed with the SEC on May 10, 2017. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Nasdaq issued no unregistered equity securities during the quarter ended June 30, 2017.
Issuer Purchases of Equity Securities
Share Repurchase Program
See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
* * * * * *
Employee Transactions
During the fiscal quarter ended June 30, 2017, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs. The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended June 30, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2017
Share repurchase program	—	$—	—	$273
Employee transactions	5,533	$69.30	N/A	N/A

May 2017
Share repurchase program	—	$—	—	$273
Employee transactions	8,467	$70.15	N/A	N/A

June 2017
Share repurchase program	—	$—	—	$273
Employee transactions	28,854	$71.08	N/A	N/A

Total Quarter Ended June 30, 2017
Share repurchase program	—	$—	—	$273
Employee transactions	42,854	$70.67	N/A	N/A

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

Nasdaq, Inc.
(Registrant)

Date: August 2, 2017	By:	/s/ Adena T. Friedman
	Name:	Adena T. Friedman
	Title:	President and Chief Executive Officer

Date: August 2, 2017	By:	/s/ Michael Ptasznik
	Name:	Michael Ptasznik
	Title:	Executive Vice President, Corporate Strategy and Chief Financial Officer

Exhibit Index

Exhibit Number

10.1
Credit Agreement, dated as of April 25, 2017, among Nasdaq, Inc., the various lenders from time to time party thereto, Bank of America, N.A., as administrative agent and an issuing bank, and the other financial institutions party thereto (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 26, 2017).

10.2
Amendment No. 1 to Credit Agreement, dated as of April 25, 2017, among Nasdaq, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent. (incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 26, 2017).

10.3
Form of Commercial Paper Dealer Agreement between Nasdaq, Inc., as Issuer, and the Dealer party thereto (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 26, 2017).

10.4	Amended and Restated Board Compensation Policy, effective on May 10, 2017.*

10.5	Form of Nasdaq Restricted Stock Unit Award Certificate (employees).*

10.6	Form of Nasdaq Restricted Stock Unit Award Certificate (directors).*

10.7	Form of Nasdaq One-Year Performance Share Unit Agreement.*

10.8	Form of Nasdaq Three-Year Performance Share Unit Agreement.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President, Corporate Strategy and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
____________

*	Management contract or compensatory plan or arrangement.

**
The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) notes to condensed consolidated financial statements.