Form 10-Q
period 2017-09-30
NASDAQ, INC.
filed 2017-11-07
CIK 1120193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2017
Common Stock, $.01 par value per share	166,226,273 shares

Nasdaq, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2017

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

401(k) Plan: Voluntary Defined Contribution Savings Plan
2016 Credit Facility: $400 million senior unsecured term loan facility which matures on November 25, 2019
2017 Credit Facility: $1 billion senior unsecured term loan facility which matures on April 25, 2022
2019 Notes: $500 million aggregate principal amount of senior unsecured floating rate notes due March 22, 2019 with an interest rate equal to the three-month U.S. dollar LIBOR plus 0.39%
2020 Notes: $600 million aggregate principal amount of 5.55% senior unsecured notes due January 15, 2020
2021 Notes: €600 million aggregate principal amount of 3.875% senior unsecured notes due June 7, 2021
2023 Notes: €600 million aggregate principal amount of 1.75% senior unsecured notes due May 19, 2023
2024 Notes: $500 million aggregate principal amount of 4.25% senior unsecured notes due June 1, 2024
2026 Notes: $500 million aggregate principal amount of 3.85% senior unsecured notes due June 30, 2026
ASU: Accounting Standards Update
BWise: BWise Beheer B.V. and its subsidiaries
CCP: Central Counterparty
EMIR: European Market Infrastructure Regulation

Equity Plan: Nasdaq Equity Incentive Plan
ESPP: Nasdaq Employee Stock Purchase Plan
ETP: Exchange Traded Product
eVestment: eVestment, Inc. and its subsidiaries
Exchange Act: Securities Exchange Act of 1934, as amended
FASB: Financial Accounting Standards Board
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
TSR: Total Shareholder Return
U.S. GAAP: U.S. Generally Accepted Accounting Principles
* * * * * *
The following is a non-exclusive list of registered trademarks, registered service marks, or trademarks or service marks of Nasdaq or its subsidiaries, in the United States and/or other countries or jurisdictions:

@TRADE®, ACES®, AT TRADE®, AT-TRADE®, AGGREGATION, TRANSPARENCY, CONTROL®, AUTO WORKUP®, AXE®, BOARDVANTAGE, BWISE®, BWISE BUSINESS IN CONTROL®, BWISE RAPID DEPLOYMENT SOLUTION®, BX VENTURE MARKET®, CANADIAN DIVIDEND ACHIEVERS®, CCBN®, CCN®, CCN NEWSNET DESIGN, CCNMATTHEWS®, CLICK XT®, CONDICO®, CYBER SECURITY®, D.A.L.I®, DEFENSE OF INTERNATIONAL MARKETS AND EXCHANGES SYMPOSIUM®, DIMES®, DIRECTORS DESK®, DIRECTORSDESK®, DIVIDEND ACHIEVERS®, DORSEY WRIGHT®, DREAM IT. DO IT.®, DWA®, DWA MATRIX®, EQQQ, E (design), E-SPEED®, ESPEED®, ESPEEDOMETER®, EXACTEQUITY®, EXIGO, FINQLOUD®, FINQLOUD REGULATORY RECORDS RETENTION® FIRST NORTH®, FONDSBØRSEN®, FTEN®, GENIUM®, GIDS®, GLOBE NEWSWIRE®, GO! POWERED BY MARKETWIRE®, HACK®, IGNITE YOUR AMBITION®, INET®, INTERNATIONAL SECURITIES EXCHANGE®, INVESTOR WORLD®, IPOWORLD®, ISE, ISE BIG DATA®, ISE BLACK SWAN®, ISE FX OPTIONS®, ISE GEMINI®, ISE MOBILE PAYMENTS®, ISEE SELECT®, ISSUERWORLD®, ITCH®, KFXAKTIEINDEX®, LONGITUDE®, MARKET INTELLIGENCE DESK®, MARKET LINQUIDITY, MARKET MECHANICS®, MARKETSITE®, MARKETWIRE®, MARKETWIRE BEYOND WORDS®, MARKETWIRE RESONATE®, MARKETWIRE GO! ®, MARKETWIRED RESONATE®, MARKETWIRED®, MW®, MW MARKET WIRED®, MW MARKETWIRED THE POWER OF INFLUENCE®, MY CCBN®, MYMEDIAINFO®, NAREX®, NASDAQ®, NASDAQ 100 INDEX®, NASDAQ - FINANCIAL®, NASDAQ BIOTECHNOLOGY INDEX®, NASDAQ CANADA®, NASDAQ CANADA COMPOSITE INDEX®, NASDAQ CANADA INDEX®, NASDAQ CAPITAL MARKET®, NASDAQ COMPOSITE®, NASDAQ COMPOSITE INDEX®, NASDAQ COMPUTER INDEX®, NASDAQ DIVIDEND ACHIEVERS®, NASDAQ DUBAI®, NASDAQ DUBAI ACADEMY®, NASDAQ EUROPE®, NASDAQ EUROPE COMPOSITE INDEX®, NASDAQ FINANCIAL-100 INDEX®, NASDAQ FUTURES®, NASDAQ FX®, NASDAQ GLOBAL MARKET®, NASDAQ GLOBAL SELECT MARKET®, NASDAQ INDUSTRIAL INDEX®, NASDAQ INTERACT®, NASDAQ INTERNET INDEX®, NASDAQ IQ FUND®, NASDAQ IR INSIGHT®, NASDAQ JAPAN®, NASDAQ MARKET ANALYTIX®, NASDAQ MARKET CENTER®, NASDAQ MARKET FORCES®, NASDAQ MARKET VELOCITY®, NASDAQ MARKETSITE®, NASDAQ MAX®, NASDAQ MAX MARKET ANALYTIX®, NASDAQ OMX®, NASDAQ OMX ALPHA INDEXES®, NASDAQ OMX GREEN ECONOMY INDEX®, NASDAQ OMX NORDIC®, NASDAQ PRIVATE MARKET®, NASDAQ Q-50 INDEX®, NASDAQ TELECOMMUNICATIONS INDEX®, NASDAQ TOTALVIEW®, NASDAQ TRADER®, NASDAQ TRANSPORTATION INDEX®, NASDAQ US ALL MARKET®, NASDAQ WORKSTATION®, NASDAQ WORKSTATION II®, NASDAQ WORLD®, NASDAQ-100®, NASDAQ-100 EUROPEAN FUND®, NASDAQ-100 EUROPEAN TRACKER®, NASDAQ-100 EUROPEAN TRACKER FUND®, NASDAQ-100 INDEX®, NASDAQ-100 INDEX EUROPEAN TRACKER FUND®, NASDAQ-100 INDEX TRACKING STOCK®, NDX®, NEWS RELEASE EXPRESS®, NFX®, NFX WORLD CURRENCY FUTURES®, NLX®, NOIS®, NORDIX®, NPM®, OMX®, OMX COPENHAGEN 20®, OMX HELSINKI 25®, OMX STIBOR FUTURE®, OMX STOCKHOLM 30®, OMX TECHNOLOGY®, OMXC25®, OMXH25®, OMXS30®, OMXS3FUT®, ON THE WIRE®, OTW®, OVERUNDER®, PHILADELPHIA STOCK EXCHANGE®, PHLX®, PHLX XL®, PIXL®, PRECISE TRADE®, PRF®, Q THE NEXT GREAT THING®, QQQ®, QTARGET®, QVIEW®, R3®, RISKWAY®, RISKWRAPPER®, RISKXPOSURE®, RX®, S.A.X.E.S®, SECONDMARKET®, SIGNALXPRESS SX®, SMARTS®, SMARTSONLINE®, STINA®, STRUCTURED LIQUIDITY PROGRAM®, THE NASDAQ STOCK MARKET®, THE STOCK MARKET FOR THE NEXT 100 YEARS®, TOTAL EQUITY SOLUTION®, TRADEGUARD®, TX®, ULL®, ULTRA LOW LATENCY®, ULTRAFEED®, VX PROXY®, WIZER®, XDE®, XO DORSEY WRIGHT & ASSOCIATES®, YFIRUNDIR®, YLIALLE®, ÖVERUNDER®

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

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs is based on data generated internally by us, which includes best efforts underwritings; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 that was filed with the SEC on August 2, 2017, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 that was filed with the SEC on May 10, 2017, and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed with the SEC on March 1, 2017.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 that was filed with the SEC on August 2, 2017, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 that was filed with the SEC on May 10, 2017, and more fully described in the "Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 that was filed with the SEC on March 1, 2017. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part 1. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$530	$403
Restricted cash	21	15
Financial investments, at fair value	207	245
Receivables, net	320	429
Default funds and margin deposits	3,893	3,301
Other current assets	175	167
Assets held for sale	300	—
Total current assets	5,446	4,560
Property and equipment, net	379	362
Deferred tax assets	611	717
Goodwill	6,154	6,027
Intangible assets, net	2,091	2,094
Other non-current assets	391	390
Total assets	$15,072	$14,150
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$168	$175
Section 31 fees payable to SEC	31	108
Accrued personnel costs	130	207
Deferred revenue	204	162
Other current liabilities	94	129
Default funds and margin deposits	3,893	3,301
Short-term debt	154	—
Liabilities held for sale	49	—
Total current liabilities	4,723	4,082
Long-term debt	3,589	3,603
Deferred tax liabilities	726	720
Non-current deferred revenue	157	171
Other non-current liabilities	142	144
Total liabilities	9,337	8,720
Commitments and contingencies
Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 171,454,303 at September 30, 2017 and 170,501,186 at December 31, 2016; shares outstanding: 166,594,818 at September 30, 2017 and 166,579,468 at December 31, 2016	2	2
Additional paid-in capital	3,012	3,104
Common stock in treasury, at cost: 4,859,485 shares at September 30, 2017 and 3,921,718 shares at December 31, 2016	(241)	(176)
Accumulated other comprehensive loss	(825)	(979)
Retained earnings	3,787	3,479
Total Nasdaq stockholders’ equity	5,735	5,430
Total liabilities and equity	$15,072	$14,150

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues:
Market Services	$581	$557	$1,808	$1,661
Corporate Services	161	162	486	467
Information Services	150	137	432	405
Market Technology	77	73	215	199
Total revenues	969	929	2,941	2,732
Transaction-based expenses:
Transaction rebates	(266)	(265)	(874)	(804)
Brokerage, clearance and exchange fees	(96)	(79)	(275)	(250)
Revenues less transaction-based expenses	607	585	1,792	1,678
Operating expenses:
Compensation and benefits	169	168	493	484
Professional and contract services	39	40	112	111
Computer operations and data communications	31	28	91	80
Occupancy	23	23	69	62
General, administrative and other	15	19	64	50
Marketing and advertising	7	8	22	22
Depreciation and amortization	47	46	140	125
Regulatory	9	8	25	21
Merger and strategic initiatives	3	12	20	56
Restructuring charges	—	—	—	41
Total operating expenses	343	352	1,036	1,052
Operating income	264	233	756	626
Interest income	2	1	6	4
Interest expense	(34)	(37)	(107)	(98)
Other investment income	—	—	2	3
Net income from unconsolidated investees	4	2	10	6
Income before income taxes	236	199	667	541
Income tax provision	65	68	179	208
Net income attributable to Nasdaq	$171	$131	$488	$333
Per share information:
Basic earnings per share	$1.03	$0.79	$2.93	$2.02
Diluted earnings per share	$1.01	$0.77	$2.88	$1.97
Cash dividends declared per common share	$0.38	$0.32	$1.08	$0.89
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$171	$131	$488	$333
Other comprehensive income (loss):
Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	92	(45)	258	(34)
Income tax benefit (expense)	(25)	23	(104)	16
Total other comprehensive income (loss), net of tax	67	(22)	154	(18)
Comprehensive income attributable to Nasdaq	$238	$109	$642	$315

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$488	$333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140	125
Share-based compensation	52	55
Deferred income taxes	(4)	(10)
Non-cash restructuring charges	—	8
Net income from unconsolidated investees	(10)	(6)
Other reconciling items included in net income	18	5
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	106	53
Other assets	311	(2)
Accounts payable and accrued expenses	(18)	(3)
Section 31 fees payable to SEC	(77)	(77)
Accrued personnel costs	(82)	(8)
Deferred revenue	4	46
Other liabilities	(68)	(27)
Net assets held for sale	(251)	—
Net cash provided by operating activities	609	492
Cash flows from investing activities:
Purchases of trading securities	(291)	(376)
Proceeds from sales and redemptions of trading securities	334	328
Purchases of available-for-sale investment securities	(12)	(7)
Proceeds from maturities of available-for-sale investment securities	30	19
Acquisition of businesses, net of cash and cash equivalents acquired	—	(1,460)
Purchases of property and equipment	(102)	(85)
Other investment activities	(32)	(10)
Net cash used in investing activities	(73)	(1,591)
Cash flows from financing activities:
Proceeds from commercial paper, net	154	—
Repayments of long-term debt	(683)	(1,118)
Payment of debt extinguishment cost	(9)	—
Proceeds from utilization of credit commitment, net of debt issuance costs	10	878
Proceeds from issuances of senior unsecured notes, net of debt issuance costs	498	1,159
Proceeds from issuance of term loan facility	—	399
Cash paid for repurchase of common stock	(175)	(100)
Cash dividends	(180)	(147)
Proceeds received from employee stock activity	32	42
Payments related to employee shares withheld for taxes	(65)	(58)
Proceeds (disbursements) of customer funds	—	(38)
Net cash (used in) provided by financing activities	(418)	1,017
Effect of exchange rate changes on cash and cash equivalents and restricted cash	15	1
Net increase (decrease) in cash and cash equivalents and restricted cash	133	(81)
Cash and cash equivalents and restricted cash at beginning of period	418	357
Cash and cash equivalents and restricted cash at end of period	$551	$276
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$114	$96
Income taxes, net of refund	$126	$167

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
Corporate Services
Our Corporate Services segment includes our Corporate Solutions and Listing Services businesses.
Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges and private companies. We help organizations manage the two-way flow of information with their key constituents, including their board members and investors, and with clients and the public through our suite of advanced technology, analytics, and consultative services. Our Corporate Solutions business primarily offers products to serve the following key areas: IR intelligence, public relations, board and leadership, and digital media services. As of September 30, 2017, our public relations solutions and digital media services businesses have been classified as held for sale. See Note 5, “Assets and Liabilities Held for Sale,” for further discussion.
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
As of September 30, 2017, there were 2,935 total listings on The Nasdaq Stock Market, including 362 separately listed ETPs. The combined market capitalization was approximately $10.8 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 952 listed companies with a combined market capitalization of approximately $1.6 trillion.
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
Our Index Licensing and Services business develops and licenses Nasdaq branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. As of September 30, 2017, we had 314 ETPs licensed to Nasdaq’s indexes which had $154 billion of assets under management.
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
2. Basis of Presentation and Principles of Consolidation
The condensed consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of Nasdaq, its wholly-owned subsidiaries and other entities in which Nasdaq has a controlling financial interest. When we do not have a controlling interest in an entity but exercise significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. We recognize our share of earnings or losses of an equity method investee based on our ownership percentage. See “Equity Method Investments,” of Note 7, “Investments,” for further discussion of our equity method investments.
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
Subsequent Event
In October 2017, we acquired eVestment. See “Acquisition of eVestment,” of Note 4, “Acquisitions,” and “Note 18, “Subsequent Event,” for further discussion of our acquisition of eVestment.
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
The following table shows our income tax provision and effective tax rates:

	Three Months Ended September 30,		Percentage Change
	2017	2016
	($ in millions)
Income tax provision	$65	$68	(4.4)%
Effective tax rate	27.5%	34.2%

	Nine Months Ended September 30,
	2017	2016
	($ in millions)
Income tax provision	$179	$208	(13.9)%
Effective tax rate	26.8%	38.4%
The lower income tax provision and effective tax rate in the third quarter and first nine months of 2017 when compared with the same periods in 2016 is primarily due to the recognition of excess tax benefits associated with the vesting of employee share-based compensation arrangements. See “Recently Adopted Accounting Pronouncements” below for further discussion. In addition, in the third quarter of 2017, we recognized previously unrecognized tax benefits associated with positions taken in prior years which also contributed to the lower income tax provision and effective tax rate in both periods. Furthermore, in the second quarter of 2016, we received an unfavorable ruling from the Finnish Supreme Administrative Court which resulted in an increase to tax expense. The lower income tax provision in the third quarter and first nine months of 2017 is partially offset by an increase in income tax expense associated with the increase in income before taxes in the third quarter and first nine months of 2017.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including the history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2012 through 2015 are currently under examination by the Internal Revenue Services and we are subject to examination by the Internal Revenue Service for 2016. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2015 and we are subject to examination for 2016. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2009 through 2016. Although the results of such examinations may have an impact on our unrecognized tax benefits, we do not anticipate that such impact will be material to our consolidated financial position or results of operations. Based on the expiration of the statute of limitations in the third quarter of 2017, we recognized $8 million in previously unrecognized tax benefits associated with positions taken in prior years. In addition, we anticipate that the amount of unrecognized tax benefits at September 30, 2017 will decrease in the next twelve months as we expect to settle certain tax audits.
The Swedish Tax Agency has disallowed certain interest expense deductions for the years 2013 - 2015. We have appealed to the Lower Administrative Court. Despite a prior negative decision from the Council for Advance Rulings and the Supreme Administrative Court's refusal to hear our appeal at that time, we continue to expect a favorable decision from the Swedish Courts. Since January 1, 2013, we have recorded tax benefits of $54 million associated with this matter. We continue to pay all assessments from the Swedish Tax Agency while this matter is pending. If the Swedish Courts agree with our position we will receive a refund of all paid assessments; if the Swedish Courts disagree with our position, we will record tax expense of $47 million, or $0.28 per diluted share, which is gross of any related U.S. tax benefits and reflects the impact of foreign currency translation. We record quarterly tax benefits of $1 million to $2 million related to this matter.
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

The adoption resulted in the recognition of excess tax benefit in our provision for income taxes rather than additional paid-in capital, which was $7 million for the three months ended September 30, 2017 and was $30 million for the nine months ended September 30, 2017.

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
Adopting this standard had no impact on our consolidated financial statements. The future impact will depend on the extent and nature of future changes to the terms of our share-based payment awards. Historically, we have not had significant changes to our share-based payment awards and therefore do not expect adoption of this guidance to have a material impact on our consolidated financial statements.

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

Revenue From Contracts With Customers
We are currently assessing the expected impact of the adoption of Topic 606 on our consolidated financial statements. We have determined that revenue and expense recognition for our Market Technology business and revenue recognition for our Listing Services business will be impacted, however we currently do not anticipate these changes to have a material impact on our consolidated financial statements at the time of adoption. We do not anticipate an impact to revenue and expense recognition for our other businesses.
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

We will adopt the new standard on January 1, 2018 using the full retrospective method.

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

Listing Services. Amounts received for initial listing fees and listing of additional shares fees are generally deferred and revenue is recognized over estimated service periods of six and four years, respectively. Under Topic 606, we have identified the performance obligations associated with these services and will record revenue upon satisfaction of each performance obligation. We expect to recognize initial listing fees over a shorter period on average than the current estimated service period. Since we expect to recognize revenues earlier under Topic 606, the balance sheet account for deferred revenue will decline upon adoption.

During the remainder of 2017, we will implement any required changes to our systems and processes to meet the new accounting, reporting and disclosure requirements and will update our internal controls accordingly. There are no significant barriers to implementation of the new standard.

* * * * * *
3. Restructuring Charges
2015 Restructuring Plan
During the first quarter of 2015, we performed a comprehensive review of our processes, businesses and systems in a company-wide effort to improve performance, cut costs, and reduce spending. This restructuring plan was completed in the second quarter of 2016.
The following table presents a summary of restructuring plan charges in the Condensed Consolidated Statements of Income:

Nine Months Ended September 30, 2016

(in millions)
Severance	$22
Facilities-related	1
Asset impairments	8
Other	10
Total restructuring charges	$41

For the nine months ended September 30, 2016, we recognized restructuring charges totaling $41 million, including severance costs of $22 million related to workforce reductions of 201 positions across our organization, $8 million for asset impairments, primarily related to fixed assets and capitalized software that have been retired and $10 million of other charges.
Restructuring Reserve
Severance
The accrued severance balance was $4 million at September 30, 2017 and $17 million at December 31, 2016. As of September 30, 2017, the accrued severance is included in other current liabilities in the Condensed Consolidated Balance Sheets and will be paid in 2017.

* * * * * *
4. Acquisitions
We completed the following acquisitions in 2017 and 2016. Financial results of each transaction are included in our Condensed Consolidated Statements of Income from the date of each acquisition.
2017 Acquisitions
Acquisition of eVestment
In October 2017, we acquired eVestment, a content and analytics provider used by asset managers, investment consultants and asset owners to help facilitate institutional investment decisions, for $705 million. The aggregate cash consideration, net of cash acquired, of $744 million included $39 million of estimated tax benefits associated with the transaction. eVestment is part of our Information Services segment. For further discussion of our acquisition of eVestment, see Note 18, “Subsequent Event.”
Acquisition of Sybenetix
In September 2017, we acquired Sybenetix, a surveillance provider that combines behavioral analytics and cognitive computing with financial markets expertise, for an immaterial amount. Sybenetix's technology offering is designed to solve key surveillance challenges facing the asset management industry. Sybenetix is part of our Market Technology segment.

2016 Acquisitions

	Purchase Consideration	Total Net Assets (Liabilities) Acquired	Total Net Deferred Tax Liability	Acquired Intangible Assets	Goodwill
	(in millions)
ISE	$1,070	$83	$(185)	$623	$549
Boardvantage	242	28	(38)	111	141
Marketwired	111	(1)	(5)	31	86
Nasdaq CXC	116	6	(20)	76	54

The amounts in the table above represent the final allocation of purchase price. The allocations of the purchase price were subject to revision during the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values, which may include tax and other estimates, during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill. We finalized the allocation of the purchase price for Marketwired and Nasdaq CXC in February 2017. In the second quarter of 2017, we finalized the allocation of the price for Boardvantage and ISE. There were no adjustments to the provisional values during the 12 month measurement period for Nasdaq CXC and ISE. In the second quarter of 2016, we recorded a measurement period adjustment of $5 million related to our acquisition of Marketwired which is discussed below under “Acquisition of Marketwired.” In the second quarter of 2017, we recorded a measurement period adjustment of $7 million related to our acquisition of Boardvantage which is discussed below under “Acquisition of Boardvantage.”
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
Customer Relationships
As part of our acquisitions of ISE, Boardvantage, Marketwired, and Nasdaq CXC, we acquired customer relationships.

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

Pro Forma Results and Acquisition-related Costs
The condensed consolidated financial statements for the three and nine months ended September 30, 2017 and 2016 include the financial results of the above 2016 acquisitions from the date of each acquisition. Pro forma financial results have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.
Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.
5. Assets and Liabilities Held For Sale
We classify assets and liabilities as held for sale (disposal group) when management, having the authority to approve the action, commits to a plan to sell the disposal group, the sale is probable within one year, and the disposal group is available for immediate sale in its present condition. We also consider whether an active program to locate a buyer has been initiated, whether the disposal group is marketed actively for sale at a price that is reasonable in relation to its current fair value, and whether actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. We initially measure a disposal group that is classified as held for sale at the lower of its carrying amount or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized until the date of sale. We assess the fair value of a disposal group less costs to sell each reporting period it remains classified as held for sale and report any subsequent changes as an adjustment to the carrying amount of the disposal group, as long as the new carrying amount does not exceed the carrying amount of the disposal group at the time it was initially classified as held for sale. Assets are not depreciated or amortized while they are classified as held for sale. Upon determining that a disposal group meets the criteria to be classified as held for sale, we report the assets and liabilities of the disposal group as assets held for sale and liabilities held for sale in our Consolidated Balance Sheets.
In September 2017, we commenced a process to evaluate potential strategic alternatives for our public relations solutions and digital media services businesses within our Corporate Solutions business as part of our strategic refinement. The Corporate Solutions business is part of our Corporate Services segment. The public relations solutions and digital media services businesses include the following products and services:

•	Nasdaq GlobeNewswire;

•	Nasdaq Influencers;

•	Nasdaq Media Intelligence;

•	Nasdaq IR Websites and Newsrooms; and

•	Nasdaq Webcasts.

As a result of the above, we determined that we met all of the criteria to classify the assets and liabilities of these businesses as held for sale as of September 30, 2017. The potential disposal of these businesses does not represent a strategic shift that will have a major effect on our operations and financial results and is, therefore, not classified as discontinued operations. No impairment charge was recorded as the carrying amount of the net assets was less than the fair value less costs to sell. Fair value was determined based upon the anticipated sales price of these businesses based on current market conditions and assumptions made by management, which may differ from actual results and may result in an impairment if market conditions deteriorate.
The following table presents the carrying amounts of the major classes of assets and liabilities classified as held for sale in the Condensed Consolidated Balance Sheets:

September 30, 2017

(in millions)
Receivables, net	$23
Property and equipment, net	21
Goodwill	202
Intangible assets, net	41
Other assets	13
Total assets held for sale	$300

Deferred tax liabilities	$20
Other current liabilities	29
Total liabilities held for sale	$49

6. Goodwill and Acquired Intangible Assets
Goodwill
The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2017:

	Market Services	Corporate Services	Information Services	Market Technology	Total
	(in millions)
Balance at December 31, 2016	$3,390	$674	$1,806	$157	$6,027
Goodwill acquired	—	—	—	13	13
Measurement period adjustment	—	(7)	—	—	(7)
Foreign currency translation adjustment	170	26	109	18	323
Goodwill reclassified as held for sale(1)	—	(202)	—	—	(202)
Balance at September 30, 2017	$3,560	$491	$1,915	$188	$6,154
____________
(1) See Note 5, “Assets and Liabilities Held for Sale,” for further discussion.
In the second quarter of 2017, we recorded a measurement period adjustment of $7 million to the estimated fair value of deferred tax assets related to our acquisition of Boardvantage. See “Acquisition of Boardvantage,” of Note 4, “Acquisitions,” for further discussion of the Boardvantage acquisition. The adjustment was made to reflect a revised assessment of deferred tax assets following the receipt of new information. The adjustment resulted in an increase to deferred tax assets recorded and a decrease to goodwill and is reflected in the above table. The measurement period adjustment is included in our Condensed Consolidated Balance Sheets as of September 30, 2017. The adjustment did not result in an impact to our Condensed Consolidated Statements of Income.
As of September 30, 2017, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $815 million.
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. As discussed in Note 5, “Assets and Liabilities Held for Sale,” our public relations solutions and digital media services businesses have been classified as held for sale as of September 30, 2017. Therefore, we performed an interim goodwill impairment test on the remaining businesses in our Corporate Solutions business. No impairment charge was recorded as a result of the interim impairment test. In addition, no impairment of goodwill was recorded for our other reporting units for the nine months ended September 30, 2017 and 2016; however, events such as extended economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	September 30, 2017				December 31, 2016
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$51	$(20)	$31	8	$38	$(24)	$14	5
Customer relationships	1,330	(502)	828	19	1,394	(464)	930	18
Other	4	(3)	1	10	7	(6)	1	6
Foreign currency translation adjustment	(108)	44	(64)		(160)	58	(102)
Total finite-lived intangible assets	$1,277	$(481)	$796		$1,279	$(436)	$843
Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$—	$1,257		$1,257	$—	$1,257
Trade names	127	—	127		130	—	130
Licenses	52	—	52		52	—	52
Foreign currency translation adjustment	(141)	—	(141)		(188)	—	(188)
Total indefinite-lived intangible assets	$1,295	$—	$1,295		$1,251	$—	$1,251
Total intangible assets	$2,572	$(481)	$2,091		$2,530	$(436)	$2,094

As a result of our decision to evaluate potential strategic alternatives for our public relations solutions and digital media services businesses within our Corporate Solutions business, we reclassified certain intangibles assets to held for sale. The following table presents the gross amount, accumulated amortization and net amount of finite-lived and indefinite-lived intangible assets that have been reclassified as assets held for sale as of September 30, 2017. See Note 5, “Assets and Liabilities Held for Sale,” for further discussion.

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Finite-lived intangible assets reclassified as held for sale:
Customer relationships	$54	$(17)	$37
Other	2	(1)	1
Total finite-lived intangible assets held for sale	56	(18)	38
Indefinite-lived intangible assets reclassified as held for sale - trade name	3	—	3
Total intangible assets held for sale	$59	$(18)	$41

Amortization expense for acquired finite-lived intangible assets was $22 million for the three months ended September 30, 2017, $23 million for the three months ended September 30, 2016, $67 million for the nine months ended September 30, 2017, and $59 million for the nine months ended September 30, 2016. The increase in amortization expense for the nine months ended September 30, 2017 compared with the same period in 2016 was primarily due to additional acquired intangible assets related to our 2016 acquisitions.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $64 million as of September 30, 2017) of acquired finite-lived intangible assets as of September 30, 2017 is as follows:

(in millions)
2017(1)	$22
2018	86
2019	71
2020	70
2021	68
2022 and thereafter	543
Total	$860
____________

(1)	Represents the estimated amortization to be recognized for the remaining three months of 2017.
7. Investments
The following table presents the details of our investments:

	September 30, 2017	December 31, 2016
	(in millions)
Trading securities	$207	$228
Available-for-sale investment securities	—	17
Equity method investments	127	124
Cost method investments	151	144
Trading Securities
Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, are primarily comprised of highly rated European government debt securities, of which $159 million as of September 30, 2017 and $172 million as of December 31, 2016, are assets utilized to meet regulatory capital requirements primarily for our clearing operations at Nasdaq Clearing.
Available-for-Sale Investment Securities
As of December 31, 2016, available-for-sale investment securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, are primarily comprised of short-term certificates of deposit and commercial paper. The cumulative unrealized gains and losses on these securities were immaterial.
Equity Method Investments
As of September 30, 2017 and December 31, 2016, our equity method investments primarily included equity interests in OCC and EuroCCP N.V.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets.

Net income recognized from our equity interest in the earnings and losses of these equity method investments was $4 million for the three months ended September 30, 2017, $2 million for the three months ended September 30, 2016, $10 million for the nine months ended September 30, 2017, and $6 million for the nine months ended September 30, 2016. The increase in the three months ended September 30, 2017 compared with the same period in 2016 was primarily due to growth in earnings from our equity method investments. The increase in the nine months ended September 30, 2017 relates to our additional 20.0% ownership interest in OCC, which we acquired in connection with our acquisition of ISE on June 30, 2016, bringing our total ownership interest in OCC to 40.0%. The increase in the nine months ended September 30, 2017 was partially offset by $2 million of wind down costs associated with an equity method investment that was previously written off.
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

The petitioners also appealed the SEC’s order to the Court of Appeals. The Court of Appeals heard arguments on the case in March 2017 and decided the case in August 2017. The Court of Appeals remanded the case to the SEC for further examination of the record and an independent assessment by the SEC of the evidence OCC submitted. The Court directed that the SEC approval of the OCC capital plan remain in place during the SEC’s examination unless the SEC determined not to preserve it.  The SEC has allowed OCC to preserve the capital plan, and in September 2017, OCC disbursed an annual dividend of $5 million per ownership share.  Nasdaq, as the owner of two shares, received $10 million. There has been no additional ruling by the SEC.

Cost Method Investments
The carrying amounts of our cost method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of September 30, 2017 and December 31, 2016, our cost method investments primarily represented our 5% ownership interest in Borsa Istanbul, and our 5% ownership interest in LCH.Clearnet Group Limited.
The Borsa Istanbul shares, which were issued to us in the first quarter of 2014, are part of the consideration received under a market technology agreement. This investment has a cost basis of $75 million which is guaranteed to us via a put option negotiated as part of the market technology agreement.
* * * * * *
8. Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the nine months ended September 30, 2017 and 2016 are reflected in the following table:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues	Total
	(in millions)
Balance at January 1, 2017	$54	$37	$57	$185	$333
Additions	12	9	468	170	659
Revenue recognized	(13)	(17)	(422)	(197)	(649)
Translation adjustment	—	—	2	21	23
Deferred revenue reclassified as held for sale(1)	—	—	(5)	—	(5)
Balance at September 30, 2017	$53	$29	$100	$179	$361

Balance at January 1, 2016	$59	$53	$28	$187	$327
Additions	9	10	516	195	730
Revenue recognized	(13)	(22)	(433)	(185)	(653)
Translation adjustment	—	—	—	3	3
Balance at September 30, 2016	$55	$41	$111	$200	$407

____________
(1) See Note 5, “Assets and Liabilities Held for Sale,” for further discussion.
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
At September 30, 2017, we estimate that our deferred revenue, which is primarily corporate services and market technology revenues, will be recognized in the following years:

	Initial Listing Revenues	Listing of Additional Shares Revenues	Annual Renewal and Other Revenues	Market Technology Revenues	Total
	(in millions)
Fiscal year ended:
2017(1)	$4	$5	$78	$28	$115
2018	15	13	22	57	107
2019	14	6	—	36	56
2020	10	4	—	33	47
2021	6	1	—	15	22
2022 and thereafter	4	—	—	10	14
	$53	$29	$100	$179	$361

 ____________

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining three months of 2017.

The timing of recognition of our deferred market technology revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.
* * * * * *
9. Debt Obligations
The following table presents the changes in the carrying amount of our debt obligations during the nine months ended September 30, 2017:

	December 31, 2016	Additions	Payments, Accretion and Other	September 30, 2017
	(in millions)
Short-term debt - commercial paper	$—	$1,402	$(1,248)	$154
Long-term debt:
5.55% senior unsecured notes due January 15, 2020	598	—	—	598
5.25% senior unsecured notes repaid on May 26, 2017	369	—	(369)	—
3.875% senior unsecured notes due June 7, 2021	625	—	80	705
4.25% senior unsecured notes due June 1, 2024	495	—	1	496
1.75% senior unsecured notes due May 19, 2023	622	—	79	701
3.85% senior unsecured notes due June 30, 2026	495	—	1	496
Senior unsecured floating rate notes due March 22, 2019	—	498	—	498
$400 million senior unsecured term loan facility due November 25, 2019 (average interest rate of 2.43% for the period January 1, 2017 through September 30, 2017)	399	—	(299)	100
$1 billion revolving credit commitment due April 25, 2022 (average interest rate of 2.40% for the period April 25, 2017 through September 30, 2017)	—	15	(20)	(5)
Total long-term debt	3,603	513	(527)	3,589
Total debt obligations	$3,603	$1,915	$(1,775)	$3,743

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
In connection with our agreement to acquire eVestment, we issued the 2019 Notes. Since the proposed acquisition of eVestment was not immediately expected to close, $276 million of the net proceeds from the 2019 Notes was used to partially pay down our outstanding commercial paper balance. See

“Senior Unsecured Floating Rate Notes” below for further discussion of our 2019 Notes.
As of September 30, 2017, commercial paper notes in the table above reflect the aggregate principal amount, less the unamortized discount which is being accreted through interest expense over the life of the applicable notes. The original maturities of these notes range from 29 days to 92 days and the weighted-average maturity is 19 days. The weighted-average effective interest rate is 1.59% per annum.

Senior Unsecured Notes
Our senior unsecured notes were all issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of September 30, 2017, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable notes. Our senior unsecured notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations and they are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.
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
In May 2017, we redeemed all of our 2018 Notes using a combination of cash on hand and net proceeds from the sale of commercial paper issued through the Commercial Paper Program. See “Commercial Paper Program” above for further discussion of our Commercial Paper Program. In connection with the early extinguishment of the 2018 Notes, we recorded a pre-tax charge of $9 million, which primarily included a make-whole redemption price premium. This charge is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2017.
3.875% Senior Unsecured Notes
In June 2013, Nasdaq issued the 2021 Notes. The 2021 Notes pay interest annually at a rate of 3.875% per annum until June 7, 2021 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 5.875%.
The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $80 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the

Condensed Consolidated Balance Sheets as of September 30, 2017.
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
The 2023 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange rate risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $79 million noted in the “Payments, Accretion and Other” column in the table above reflects the translation of the 2023 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of September 30, 2017.
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
Senior Unsecured Floating Rate Notes
In connection with our agreement to acquire eVestment, we issued the 2019 Notes. The 2019 Notes pay interest quarterly in arrears at a rate equal to the three-month U.S. dollar LIBOR as determined at the beginning of each quarterly period plus 0.39% per annum until March 22, 2019.
Since the proposed acquisition of eVestment was not immediately expected to close, $276 million of the net proceeds from the 2019 Notes was used to partially pay down our outstanding commercial paper balance and the remainder of this balance was invested in short-term investments which are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets as of September 30, 2017.
In October 2017, we acquired eVestment. See “Acquisition of eVestment," of Note 4, “Acquisitions,” and “Note 18, “Subsequent Event,” for further discussion of our acquisition of eVestment.

Credit Facilities
As of September 30, 2017, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable credit facility. Nasdaq is permitted to repay borrowings under our credit facilities at any time in whole or in part, without penalty.
Our credit facilities contain financial and operating covenants. Financial covenants include a minimum interest expense coverage ratio and a maximum leverage ratio. Operating covenants include, among other things, limitations on Nasdaq’s ability to incur additional indebtedness, grant liens on assets, dispose of assets and pay dividends. Our credit facilities allow us to pay cash dividends on our common stock. The facilities also contain customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, maintenance of properties and insurance, and events of default, including cross-defaults to our material indebtedness.
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
As of September 30, 2017, no amounts were outstanding on the 2017 Credit Facility. The $5 million credit balance represents unamortized debt issuance costs. Of the $1 billion that is available for borrowing, $154 million provides liquidity support for the principal amount outstanding under the Commercial Paper Program as of September 30, 2017. In addition, $1 million has been utilized for a letter of credit. As such, the total remaining amount available under the 2017 Credit Facility was $845 million as of September 30, 2017. See “Commercial Paper Program” above for further discussion of our Commercial Paper Program.
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
In June 2017, we used net proceeds from the sale of commercial paper issued through the Commercial Paper Program to repay $300 million of the amount outstanding on the 2016 Credit Facility. The remaining amount outstanding of $100 million is due upon maturity at November 25, 2019. See “Commercial Paper Program” above for further discussion of our Commercial Paper Program. In connection with the partial repayment of the amount outstanding on the 2016 Credit Facility, we recorded a pre-tax charge of $1 million which related to the write-off of unamortized debt issuance costs related to the $300 million payment. This charge is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2017.
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
Other Credit Facilities
We also have credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Credit facilities, which are available in multiple currencies, totaled $188 million at September 30, 2017 and $170 million at December 31, 2016 in available liquidity, none of which was utilized.
Debt Covenants
At September 30, 2017, we were in compliance with the covenants of all of our debt obligations.

10. Retirement Plans
Defined Contribution Savings Plan
We sponsor a 401(k) Plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $3 million for both the three months ended September 30, 2017 and 2016, $10 million for the nine months ended September 30, 2017 and $8 million for the nine months ended September 30, 2016.
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the Nasdaq Benefit Plans. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $4 million for both the three months ended September 30, 2017 and 2016, $12 million for the nine months ended September 30, 2017 and $13 million for the nine months ended September 30, 2016.
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
Summary of Share-Based Compensation Expense
The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2017 and 2016 in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Share-based compensation expense before income taxes	$18	$19	$52	$55
Income tax benefit	(7)	(8)	(21)	(23)
Share-based compensation expense after income taxes	$11	$11	$31	$32

Common Shares Available Under Our Equity Plan
As of September 30, 2017, we had approximately 5.9 million shares of common stock authorized for future issuance under our Equity Plan.
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
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the nine months ended September 30, 2017:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2017	2,560,578	$45.92
Granted	633,234	66.08
Vested	(1,095,663)	38.43
Forfeited	(188,292)	51.68
Unvested balances at September 30, 2017	1,909,857	$56.33
At September 30, 2017, $56 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.8 years.
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
During 2016, certain grants of PSUs with a one-year performance period exceeded the applicable performance parameters. As a result, an additional 56,929 units above target were considered granted in the first quarter of 2017 and are included in the below table.
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
The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the three-year PSU program for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Weighted-average risk free interest rate(1)	1.44%	0.84%
Expected volatility(2)	19.2%	21.0%
Weighted-average grant date share price	$69.45	$66.36
Weighted-average fair value at grant date	$81.57	$93.25
____________

(1)	The risk-free interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

(2)	We use historic volatility for PSU awards issued under the three-year PSU program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the program.
In addition, the annual dividend assumption utilized in the Monte Carlo simulation model is based on Nasdaq’s dividend yield at the date of grant.
Summary of PSU Activity
The following table summarizes our PSU activity for the nine months ended September 30, 2017:

	PSUs
	One-Year Program		Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2017	378,766	$52.55	1,314,668	$63.18
Granted	197,075	65.51	803,712	55.57
Vested	(10,729)	53.72	(1,079,925)	42.83
Forfeited	(41,063)	55.95	(28,497)	87.86
Unvested balances at September 30, 2017	524,049	$57.13	1,009,958	$78.18
At September 30, 2017, $11 million of total unrecognized compensation cost related to the one-year PSU program is expected to be recognized over a weighted-average period of 1.5 years. For the three-year PSU program, $27 million of total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.
Stock Options
The fair value of stock options is estimated using the Black-Scholes option-pricing model. Each grant has a 10-year life. In January 2017, our CEO received 268,817 performance-based non-qualified stock options which will vest annually over a three-year period, starting at the date of the grant with each vesting contingent upon the achievement of performance parameters. There were no stock option awards granted during the nine months ended September 30, 2016.
Summary of Stock Option Activity
A summary of stock option activity for the nine months ended September 30, 2017 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2017	1,406,371	$22.32	2.65	$63
Granted	268,817	66.68
Exercised	(1,074,321)	21.87
Forfeited	(978)	21.33
Outstanding at September 30, 2017	599,889	$43.00	5.49	$21
Exercisable at September 30, 2017	331,072	$23.77	2.54	$18
We received net cash proceeds of $1 million from the exercise of 40,160 stock options for the three months ended September 30, 2017 and received net cash proceeds of $24 million from the exercise of 1,074,321 stock options for the nine months ended September 30, 2017. We received net cash proceeds of $14 million from the exercise of 424,361 stock options for the three months ended September 30, 2016 and received net cash proceeds of $36 million from the exercise of 1,051,828 stock options for the nine months ended September 30, 2016.
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on September 29, 2017 of $77.57 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $77.57 as of September 29, 2017, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of September 30, 2017 was 0.3 million. As of September 30, 2016, 1.6 million outstanding stock options were exercisable and the weighted-average exercise price was $23.72.
The total pre-tax intrinsic value of stock options exercised was $2 million for the three months ended September 30, 2017, $14 million for the three months ended September 30, 2016, $53 million for the nine months ended September 30, 2017 and $36 million for the nine months ended September 30, 2016.
ESPP
We have an ESPP under which approximately 2.2 million shares of our common stock have been reserved for future issuance as of September 30, 2017. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees, which totaled $1 million for both the three months ended September 30, 2017 and 2016 and $3 million for both the nine months ended September 30, 2017 and 2016.

12. Nasdaq Stockholders’ Equity
Common Stock
At September 30, 2017, 300,000,000 shares of our common stock were authorized, 171,454,303 shares were issued and 166,594,818 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and cancelled. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 4,859,485 shares of common stock in treasury as of September 30, 2017 and 3,921,718 shares as of December 31, 2016, most of which are related to shares of our common stock repurchased for the settlement of employee tax withholding obligations arising from the vesting of restricted stock.
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
The following table summarizes our share repurchase activity:

	Nine Months Ended September 30,
	2017	2016
Number of shares of common stock repurchased	2,455,171	1,547,778
Average price paid per share	$71.15	$64.42
Total purchase price (in millions)	$175	$100
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled. As of September 30, 2017, the remaining amount authorized for share repurchases under the program was $255 million.

Other Repurchases of Common Stock
During the first nine months of 2017, we repurchased 937,767 shares of our common stock in settlement of employee tax withholding obligations arising from the vesting of restricted stock.

Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. At September 30, 2017 and December 31, 2016, no shares of preferred stock were issued or outstanding.
* * * * * *
Cash Dividends on Common Stock
During the nine months ended September 30, 2017, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 30, 2017	$0.32	March 17, 2017	$53	March 31, 2017
April 25, 2017	0.38	June 16, 2017	63	June 30, 2017
July 25, 2017	0.38	September 15, 2017	64	September 29, 2017
			$180
The total amount paid of $180 million was recorded in retained earnings in the Condensed Consolidated Balance Sheets at September 30, 2017.
In October 2017, the board of directors declared a regular quarterly cash dividend of $0.38 per share on our outstanding common stock. The dividend is payable on December 29, 2017 to shareholders of record at the close of business on December 15, 2017. The estimated amount of this dividend is $63 million. In April 2017, the board of directors declared a regular quarterly cash dividend of $0.38 per share on our outstanding common stock which reflected a 19.0% increase from our prior quarterly cash dividend of $0.32. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
In April 2017, our board of directors adopted a dividend policy with the intention to provide shareholders with regular and growing dividends over the long term as earnings and cash flow grow.
13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions, except share and per share amounts)
Numerator:
Net income attributable to common shareholders	$171	$131	$488	$333
Denominator:
Weighted-average common shares outstanding for basic earnings per share	166,694,755	165,606,199	166,195,433	164,971,288
Weighted-average effect of dilutive securities:
Employee equity awards	2,315,145	2,898,633	3,036,349	3,355,780
Contingent issuance of common stock	992,247	992,247	334,384	333,163
Weighted-average common shares outstanding for diluted earnings per share	170,002,147	169,497,079	169,566,166	168,660,231
Basic and diluted earnings per share:
Basic earnings per share	$1.03	$0.79	$2.93	$2.02
Diluted earnings per share	$1.01	$0.77	$2.88	$1.97

Stock options to purchase 599,889 shares of common stock and 3,443,864 shares of restricted stock and PSUs were outstanding at September 30, 2017. For the three months ended September 30, 2017, we included 420,677 of the outstanding stock options and 3,437,639 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the nine months ended September 30, 2017, we included 331,072 of the outstanding stock options and 2,926,602 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options, shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

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
14. Fair Value of Financial Instruments
The following table presents our financial assets that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016. We did not have any financial liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

	September 30, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial investments, at fair value	$207	$134	$73	$—
Default fund and margin deposit investments	1,905	252	1,653	—
Total	$2,112	$386	$1,726	$—

	December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial investments, at fair value	$245	$151	$94	$—
Default fund and margin deposit investments	1,900	614	1,286	—
Total	$2,145	$765	$1,380	$—

Our Level 1 financial investments, at fair value were comprised of trading securities, mainly highly rated European government debt securities. Level 2 financial investments, at fair value were primarily comprised of trading securities, mainly European mortgage and corporate bonds as of September 30, 2017 and were primarily comprised of available-for-sale investment securities in short-term commercial paper and trading securities, mainly European mortgage and corporate bonds as of December 31, 2016. Of the Level 1 and Level 2 financial investments, at fair value, $159 million as of September 30, 2017 and $172 million as of December 31, 2016 are assets utilized to meet regulatory capital requirements, primarily for our clearing operations at Nasdaq Clearing.
Our default fund and margin deposit investments include cash contributions invested by Nasdaq Clearing, in accordance with its investment policy. Of the total balance of $3,893 million recorded in the Condensed Consolidated Balance Sheets as of September 30, 2017, $1,314 million of cash contributions have been invested in highly rated European and U.S. government debt securities or central bank certificates and $591 million in reverse repurchase agreements. The remainder of this balance is held in cash. Of the total balance of $3,301 million recorded in the Condensed Consolidated Balance Sheets as of December 31, 2016, $137 million of cash contributions have been invested in reverse repurchase agreements and $1,763 million of cash contributions have been invested in highly rated European and U.S. government debt securities and central bank certificates. The remainder of this balance is held in cash. See Note 15, “Clearing Operations,” for further discussion of default fund contributions and margin deposits.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of September 30, 2017 and December 31, 2016.
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
In addition, our investments in OCC and EuroCCP N.V. are accounted for under the equity method of accounting and our investments in Borsa Istanbul and LCH.Clearnet Group Limited are carried at cost. See “Equity Method Investments,” and “Cost Method Investments,” of Note 7, “Investments,” for further discussion.
We also consider our debt obligations to be financial instruments. The fair value of our debt obligations, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $4.0 billion at September 30, 2017 and $3.8 billion at December 31, 2016. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. The fair value of our commercial paper approximates the carrying value since the rates of interest on this short-term debt approximate market rates as of September 30, 2017. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 9, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. At September 30, 2017 and December 31, 2016, there were no non-financial assets measured at fair value on a non-recurring basis.
15. Clearing Operations
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
Default Fund Contributions and Margin Deposits
As of September 30, 2017, clearing member default fund contributions and margin deposits were as follows:

	September 30, 2017
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$361	$133	$494
Margin deposits	3,532	4,561	8,093
Total	$3,893	$4,694	$8,587

In accordance with its investment policy, of the total cash contributions of $3,893 million, Nasdaq Clearing has invested $1,314 million in highly rated European and U.S. government debt securities or central bank certificates and $591 million in reverse repurchase agreements. The remainder of this balance is held in cash. Of the total default fund contributions of $494 million, Nasdaq Clearing can utilize $411 million as capital resources in the event of a counterparty default. The remaining balance of $83 million pertains to member posted surplus balances.
Default Fund Contributions
Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated government debt securities, time deposits, central bank certificates or reverse repurchase agreements with highly rated government debt securities as collateral. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of September 30, 2017, Nasdaq Clearing committed capital totaling $113 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of September 30, 2017.
The market value of derivative contracts outstanding prior to netting was as follows:

September 30, 2017
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$646
Fixed-income options and futures(1)(2)	700
Stock options and futures(1)(2)	140
Index options and futures(1)(2)	181
Total	$1,667
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

The total number of derivative contracts cleared through Nasdaq Clearing for the nine months ended September 30, 2017 and 2016 was as follows:

	September 30, 2017	September 30, 2016
Commodity and seafood options, futures and forwards(1)	2,040,033	2,548,090
Fixed-income options and futures	14,788,850	10,656,778
Stock options and futures	20,070,584	22,012,777
Index options and futures	32,748,357	38,389,146
Total	69,647,824	73,606,791
____________

(1)	The total volume in cleared power related to commodity contracts was 911 Terawatt hours (TWh) for the nine months ended September 30, 2017 and 1,197 TWh for the nine months ended September 30, 2016.
The outstanding contract value of resale and repurchase agreements was $5.0 billion as of September 30, 2017 and $6.3 billion at September 30, 2016. The total number of contracts cleared was 5,891,900 for the nine months ended September 30, 2017 and was 6,027,419 for the nine months ended September 30, 2016.
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
Liability Waterfall
The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by Nasdaq Clearing, which totaled $18 million at September 30, 2017;

•	a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•	specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis;

•	senior capital contributed to each specific market by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $25 million at September 30, 2017; and

•	mutualized default fund, which includes capital contributions of the clearing members on a pro-rata basis.
If additional funds are needed after utilization of the mutualized default fund, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.

16. Commitments, Contingencies and Guarantees
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 15, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $13 million at September 30, 2017 and December 31, 2016. As discussed in “Other Credit Facilities,” of Note 9, “Debt Obligations,” clearing-related credit facilities, which are available in multiple currencies, totaled $188 million at September 30, 2017 and $170 million at December 31, 2016, in available liquidity, none of which was utilized.
Execution Access is an introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of September 30, 2017, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.
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
Other Guarantees
We have provided other guarantees of $3 million as of September 30, 2017 and December 31, 2016. These guarantees are primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain market technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.
Through our clearing operations in the financial markets, Nasdaq Clearing is the legal counterparty for, and guarantees the performance of, its clearing members. See Note 15, “Clearing Operations,” for further discussion of Nasdaq Clearing performance guarantees.
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
Escrow Agreements
In connection with prior acquisitions, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. As of September 30, 2017, these escrow agreements provide for future payment of $13 million, of which $9 million is included in other current liabilities and $4 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheets.
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

Legal and Regulatory Matters
As previously disclosed, we were named as a defendant in a putative class action, Rabin v. NASDAQ OMX PHLX LLC, et al., No. 15-551 (E.D. Pa.), filed in 2015 in the United States District Court for the Eastern District of Pennsylvania. On April 21, 2016, the court entered an order granting our motion to dismiss the complaint. The plaintiff appealed the dismissal to the Court of Appeals for the Third Circuit on May 18, 2016. On October 25, 2017, the Third Circuit issued a decision affirming the dismissal of the case. Given the fact that the complaint has been dismissed, we are unable to estimate what, if any, liability may result from this litigation. However, we believe (as the district court and the Third Circuit concluded) that the claims are without merit and intend to continue to litigate vigorously if there are further proceedings in this matter.
We also are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Exchange Act and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. The plaintiffs seek injunctive and monetary relief of an unspecified amount. We filed a motion to dismiss the amended complaint on November 3, 2014. In response, the plaintiffs filed a second amended complaint on November 24, 2014, which names the same defendants and alleges essentially the same violations. We then filed a motion to dismiss the second amended complaint on January 23, 2015. On August 26, 2015, the district court entered an order dismissing the second amended complaint in its entirety with prejudice, concluding that most of the plaintiffs’ theories were foreclosed by absolute immunity and in any event that the plaintiffs failed to state any claim. The plaintiffs have appealed the judgment of dismissal to the United States Court of Appeals for the Second Circuit. The Second Circuit heard oral argument on August 24, 2016. On August 25, 2016, the Second Circuit issued an order requesting the SEC’s views on whether the district court had subject-matter jurisdiction over the case, and whether the defendants are immune from suit regarding the challenged conduct. The SEC filed its brief on November 28, 2016. The exchanges and plaintiffs filed supplemental briefs responding to the SEC’s brief on December 12, 2016. Given the preliminary nature of the proceedings, and particularly the fact that the complaints have been dismissed, we are unable to estimate what, if any, liability may result from this litigation. However, we believe (as the district court concluded) that the claims are without merit and will continue to litigate vigorously.
Except as disclosed above and in prior reports filed under the Exchange Act, we are not currently a party to any litigation or proceeding that we believe could have a material adverse effect on our business, consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.
In the normal course of business, Nasdaq discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiry and oversight. These matters could result in censures, fines, penalties or other sanctions. Management believes the outcome of any resulting actions will not have a material impact on its consolidated financial position or results of operations. However, Nasdaq is unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential fines, penalties or injunctive or other equitable relief, if any, that may result from these matters.

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
17. Business Segments
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
The following table presents certain information regarding our operating segments for the three and nine months ended September 30, 2017 and 2016:

	Market Services	Corporate Services	Information Services	Market Technology	Corporate Items	Consolidated
	(in millions)
Three Months Ended September 30, 2017
Total revenues	$581	$161	$150	$77	$—	$969
Transaction-based expenses	(362)	—	—	—	—	(362)
Revenues less transaction-based expenses	219	161	150	77	—	607
Operating income (loss)	$118	$45	$111	$16	$(26)	$264
Three Months Ended September 30, 2016
Total revenues	$557	$162	$137	$73	$—	$929
Transaction-based expenses	(344)	—	—	—	—	(344)
Revenues less transaction-based expenses	213	162	137	73	—	585
Operating income (loss)	$114	$42	$97	$19	$(39)	$233
Nine Months Ended September 30, 2017
Total revenues	$1,808	$486	$432	$215	$—	$2,941
Transaction-based expenses	(1,149)	—	—	—	—	(1,149)
Revenues less transaction-based expenses	659	486	432	215	—	1,792
Operating income (loss)	$359	$133	$318	$44	$(98)	$756
Nine Months Ended September 30, 2016
Total revenues	$1,661	$467	$405	$199	$—	$2,732
Transaction-based expenses	(1,054)	—	—	—	—	(1,054)
Revenues less transaction-based expenses	607	467	405	199	—	1,678
Operating income (loss)	$332	$117	$290	$46	$(159)	$626

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
Restructuring charges: Restructuring charges are associated with our 2015 restructuring plan to improve performance, cut costs and reduce spending and are primarily related to (i) severance and other termination benefits, (ii) asset impairment charges, and (iii) other charges. We do not allocate these restructuring costs because they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance.

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
Other significant items: We have excluded certain other charges or gains that are the result of other non-comparable events to measure operating performance. For the nine months ended September 30, 2017, other significant items included loss on extinguishment of debt. For the nine months ended September 30, 2016, other significant items included the release of a sublease loss reserve due to the early exit of a facility. We believe the exclusion of such amounts allows management and investors to better understand the financial results of Nasdaq.

* * * * * *
A summary of our corporate items is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in millions)
Amortization expense of acquired intangible assets	$22	$23	$67	$59
Restructuring charges	—	—	—	41
Merger and strategic initiatives expense	3	12	20	56
Loss on extinguishment of debt	—	—	10	—
Sublease loss reserve	—	—	—	(2)
Other	1	4	1	5
Total	$26	$39	$98	$159
For further discussion of our segments’ results, see “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Segment Operating Results.”
18. Subsequent Event
In October 2017, we acquired eVestment for $705 million. The aggregate cash consideration, net of cash acquired, of $744 million included $39 million of estimated tax benefits associated with the transaction. The transaction was funded from cash on hand and issuances of commercial paper. See “Acquisition of eVestment,” of Note 4, “Acquisitions,” and “Senior Unsecured Floating Rate Notes,” of Note 9, “Debt Obligations,” for further discussion of our acquisition of eVestment.

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
The current consensus forecast for gross domestic product growth for the U.S. is 2.2% in 2017 and 2.4% in 2018 and the Eurozone is 2.2% in 2017 and 1.8% in 2018. U.S. growth forecasts for 2018 have remained consistent since the start of 2017 but could change depending on the fiscal priorities of the new administration. Growth forecasts for the Eurozone in 2018 have steadily risen since an estimate of 1.5% at the start of 2017. While we expect continued modest annual growth in many of our non-trading segments (Corporate Services, Information Services, and Market Technology), we recognize that there are a number of significant structural and political issues continuing to impact the global economy. Consequently, sustained instability could return at any time, resulting in an increased level of market volatility, oscillating trading volumes, and a more cautious outlook by the clients of our non-trading segments. Low volatility seen in the first half of 2017 continued in the third quarter, and volatility has continued to decline since the first quarter of 2016 following elevated volatility levels in 2015.
Following a weak 2016, IPO activity has remained low through the first nine months of 2017. Additional impacts on our business drivers include the international enactment and implementation of new legislative and regulatory initiatives, notably MiFID II in Europe, the evolution of market participants’ trading and investment strategies, and the continued rapid progression and deployment of new technology in the financial services industry. The business environment that influences our financial performance in 2017 may be characterized as follows:

•	Intense competition among U.S. exchanges and dealer-owned systems for cash equity trading and strong competition between MTFs and exchanges in Europe for cash equity trading;

•	Globalization of exchanges, customers and competitors extending the competitive horizon beyond national markets; and

•	Improvement in fund flows and market performance in ETPs.
Business Segments
We manage, operate and provide our products and services in four business segments: Market Services, Corporate Services, Information Services and Market Technology. See Note 1, “Organization and Nature of Operations,” and Note 17, “Business Segments,” to the condensed consolidated financial statements for further discussion of our reportable segments, as well as how management allocates resources, assesses performance and manages these businesses as four separate segments.

Nasdaq’s Operating Results
Key Drivers
The following table includes key drivers for our Market Services, Corporate Services, Information Services and Market Technology segments. In evaluating the performance of our business, our senior management closely evaluates these key drivers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Market Services
Equity Derivative Trading and Clearing
U.S. equity options
Total industry average daily volume (in millions)	14.1	13.8	14.5	14.4
Nasdaq PHLX matched market share	16.9%	16.0%	16.9%	16.1%
The Nasdaq Options Market matched market share	9.1%	8.5%	9.5%	7.6%
Nasdaq BX Options matched market share	0.7%	0.8%	0.7%	0.9%
Nasdaq ISE Options matched market share(1)	8.8%	12.0%	9.1%	12.0%
Nasdaq GEMX Options matched market share(1)	5.3%	1.8%	5.3%	1.8%
Nasdaq MRX Options matched market share(1)	0.2%	0.2%	0.1%	0.2%
Total matched market share executed on Nasdaq’s exchanges	41.0%	39.3%	41.6%	38.6%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts(2)	296,086	291,410	335,679	391,884
Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	6.06	6.59	6.58	7.45
Matched share volume (in billions)	69.1	71.0	223.2	245.3
The Nasdaq Stock Market matched market share	14.1%	13.4%	14.2%	14.1%
Nasdaq BX matched market share	3.3%	2.6%	3.0%	2.3%
Nasdaq PSX matched market share	0.7%	0.9%	0.8%	1.0%
Total matched market share executed on Nasdaq’s exchanges	18.1%	16.9%	18.0%	17.4%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	34.1%	33.5%	34.3%	32.8%
Total market share(3)	52.2%	50.4%	52.3%	50.2%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	545,115	410,999	547,985	465,555
Total average daily value of shares traded (in billions)	$5.1	$4.4	$5.3	$5.1
Total market share executed on Nasdaq’s exchanges	67.9%	61.3%	66.2%	62.1%
FICC
Fixed Income
U.S. fixed income notional trading volume (in billions)	$3,975	$4,816	$13,770	$16,039
Total average daily volume of Nasdaq Nordic and Nasdaq Baltic fixed income contracts	101,026	73,422	110,004	88,276
Commodities
Power contracts cleared (TWh)(4)	264	321	911	1,197
Corporate Services
Initial public offerings
The Nasdaq Stock Market	34	31	87	66
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	10	5	60	38
Total new listings
The Nasdaq Stock Market(5)	78	80	184	200
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(6)	11	10	72	57
Number of listed companies
The Nasdaq Stock Market(7)	2,935	2,872	2,935	2,872
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(8)	952	875	952	875
Information Services
Number of licensed ETPs	314	289	314	289
ETP assets under management tracking Nasdaq indexes (in billions)	$154	$118	$154	$118
Market Technology
Order intake (in millions)(9)	$66	$49	$177	$140
Total order value (in millions)(10)	$805	$738	$805	$738

____________

(1)	For the nine months ended September 30, 2016, Nasdaq ISE, Nasdaq GEMX and Nasdaq MRX matched market share represents trading volume which commenced on June 30, 2016.

(2)	Includes Finnish option contracts traded on EUREX Group.

(3)	Includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.

(4)	Transactions executed on Nasdaq Commodities or OTC and reported for clearing to Nasdaq Commodities measured by Terawatt hours (TWh).

(5)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETPs.

(6)	New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.

(7)	Number of total listings on The Nasdaq Stock Market at period end, including 362 separately listed ETPs at September 30, 2017 and 295 at September 30, 2016.

(8)	Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North at period end.

(9)	Total contract value of orders signed during the period.

(10)
Represents total contract value of signed orders that are yet to be recognized as revenue. Market technology deferred revenue, as discussed in Note 8, “Deferred Revenue,” to the condensed consolidated financial statements, represents consideration received that is yet to be recognized as revenue for these signed orders.

* * * * * *
Financial Summary
The following table summarizes our financial performance for the three and nine months ended September 30, 2017 when compared with the same periods in 2016. The comparability of our results of operations between reported periods for the nine months ended September 30, 2017 and 2016 is impacted by the acquisitions of Nasdaq CXC and Marketwired in February 2016, Boardvantage in May 2016, and ISE in June 2016. See “2016 Acquisitions,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
	(in millions, except per share amounts)			(in millions, except per share amounts)
Revenues less transaction-based expenses	$607	$585	3.8%	$1,792	$1,678	6.8%
Operating expenses	343	352	(2.6)%	1,036	1,052	(1.5)%
Operating income	264	233	13.3%	756	626	20.8%
Interest expense	(34)	(37)	(8.1)%	(107)	(98)	9.2%
Income before income taxes	236	199	18.6%	667	541	23.3%
Income tax provision	65	68	(4.4)%	179	208	(13.9)%
Net income attributable to Nasdaq	$171	$131	30.5%	$488	$333	46.5%
Diluted earnings per share	$1.01	$0.77	31.2%	$2.88	$1.97	46.2%
Cash dividends declared per common share	$0.38	$0.32	18.8%	$1.08	$0.89	21.3%

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

Segment Operating Results
The following table shows our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Market Services	$581	$557	4.3%	$1,808	$1,661	8.9%
Transaction-based expenses	(362)	(344)	5.2%	(1,149)	(1,054)	9.0%
Market Services revenues less transaction-based expenses	219	213	2.8%	659	607	8.6%
Corporate Services	161	162	(0.6)%	486	467	4.1%
Information Services	150	137	9.5%	432	405	6.7%
Market Technology	77	73	5.5%	215	199	8.0%
Total revenues less transaction-based expenses	$607	$585	3.8%	$1,792	$1,678	6.8%

The following charts show our Market Services, Corporate Services, Information Services and Market Technology segments as a percentage of our total revenues less transaction-based expenses for the three and nine months ended September 30, 2017 and 2016:

MARKET SERVICES
The following table shows total revenues, transaction-based expenses, and total revenues less transaction-based expenses from our Market Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$178	$164	8.5%	$560	$368	52.2%
Transaction-based expenses:
Transaction rebates	(106)	(90)	17.8%	(335)	(191)	75.4%
Brokerage, clearance and exchange fees(1)	(10)	(7)	42.9%	(29)	(17)	70.6%
Equity derivative trading and clearing revenues less transaction-based expenses	62	67	(7.5)%	196	160	22.5%
Cash Equity Trading Revenues(2)	304	302	0.7%	958	1,023	(6.4)%
Transaction-based expenses:
Transaction rebates	(157)	(171)	(8.2)%	(526)	(599)	(12.2)%
Brokerage, clearance and exchange fees(2)	(85)	(72)	18.1%	(245)	(231)	6.1%
Cash equity trading revenues less transaction-based expenses	62	59	5.1%	187	193	(3.1)%
FICC Revenues	24	22	9.1%	72	74	(2.7)%
Transaction-based expenses:
Transaction rebates	(3)	(4)	(25.0)%	(13)	(14)	(7.1)%
Brokerage, clearance and exchange fees	(1)	—	N/M	(1)	(2)	(50.0)%
FICC revenues less transaction-based expenses	20	18	11.1%	58	58	—%
Trade Management Services Revenues	75	69	8.7%	218	196	11.2%
Total Market Services revenues less transaction-based expenses	$219	$213	2.8%	$659	$607	8.6%
____________
N/M Not meaningful.

(1)
Includes Section 31 fees of $9 million in the third quarter of 2017, $27 million in the first nine months of 2017, $7 million in the third quarter of 2016 and $16 million for the first nine months of 2016. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

(2)
Includes Section 31 fees of $82 million in the third quarter of 2017, $234 million for the first nine months of 2017, $67 million in the third quarter of 2016 and $215 million in the first nine months of 2016. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

Equity Derivative Trading and Clearing Revenues
Equity derivative trading and clearing revenues increased in the third quarter and first nine months of 2017 compared with the same periods in 2016. The increase in the third quarter was primarily due to higher U.S. industry trading volumes, higher U.S. market share and higher Section 31 pass-through fee revenue. The increase in the first nine months was primarily due to the inclusion of revenues from our acquisition of ISE and higher Section 31 pass-through fee revenue.
Equity derivative trading and clearing revenues less transaction-based expenses decreased in the third quarter and increased in the first nine months of 2017 compared with the same periods in 2016. The decrease in the third quarter was primarily due to lower net revenue capture, partially offset by higher industry trading volumes and higher U.S. market share.

The increase in the first nine months was primarily due to the inclusion of revenues from our acquisition of ISE.
Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses. In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. The increase in the third quarter of 2017 compared to the same period in 2016 was primarily due to higher dollar value traded on Nasdaq's exchanges. The increase in the first nine months of 2017 compared with the same period in 2016 was primarily due to the inclusion of Section 31 fees from our acquisition of ISE.
Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the third quarter and first nine months of 2017 compared with the same periods in 2016, primarily due to increases in rebate capture, higher U.S. industry trading volumes and higher U.S. market share. The increase in the first nine months of 2017 was also due to the inclusion of rebates associated with our acquisition of ISE.
Brokerage, clearance and exchange fees increased in the third quarter and first nine months of 2017 compared with the same periods in 2016 primarily due to higher Section 31 pass-through fees, as discussed above.
Cash Equity Trading Revenues
Cash equity trading revenues increased in the third quarter of 2017 and decreased in the first nine months of 2017 compared with the same periods in 2016. The increase in the third quarter was primarily due to higher European industry trading volumes and higher European market share executed on Nasdaq’s exchanges. The decrease in the first nine months of 2017 was primarily due to:

•	lower U.S. industry trading volumes, partially offset by;

•	higher European industry trading volumes;

•	an increase in Section 31 pass-through fee revenue; and

•	an increase in our overall U.S. matched market share and European market share executed on Nasdaq's exchanges.
Cash equity trading revenues less transaction-based expenses increased in the third quarter of 2017 compared with the same period in 2016. The increase was primarily due to:

•	an increase in European cash equities revenues due to higher industry trading volumes and market share executed on Nasdaq’s exchanges.
Cash equity trading revenues less transaction-based expenses decreased in the first nine months of 2017 compared with the same period in 2016. The decrease was primarily due to:

•	lower U.S. industry trading volumes, partially offset by;

•	an increase in our overall U.S. matched market share and European market share executed on Nasdaq’s exchanges; and

•	higher European industry trading volumes.
Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. The increase in Section 31 fees in the third quarter and first nine months of 2017 compared with the same periods in 2016 was primarily due to higher dollar value traded on Nasdaq’s exchanges.
Transaction rebates decreased in the third quarter and first nine months of 2017 compared with the same periods in 2016. For The Nasdaq Stock Market, Nasdaq PSX and Nasdaq CXC, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The decrease in transaction rebates in the third quarter and first nine months of 2017 compared with the same periods in 2016 was primarily due to:

•	lower U.S. industry trading volumes, partially offset by;

•	an increase in our overall U.S. matched market share.
Brokerage, clearance and exchange fees increased in the third quarter and first nine months of 2017 compared with the same periods in 2016 primarily due to higher Section 31 pass-through fees, as discussed above, partially offset by a decline in routing fees.
FICC Revenues
FICC revenues and FICC revenues less transaction-based expenses increased in the third quarter compared with the same period in 2016 primarily due to higher volumes and pricing changes at NFX and a favorable impact from foreign exchange. FICC revenues decreased in the first nine months of 2017 compared with the same period in 2016 primarily due to volume declines in European commodities products and U.S. fixed income products, partially offset by higher volumes and pricing changes at NFX. FICC revenues less transaction-based expenses were flat in the first nine months of 2017 compared with the same period in 2016 as declines in European commodities products and U.S. fixed income products were offset by higher volumes and pricing changes at NFX.
Trade Management Services Revenues
Trade management services revenues increased in the third quarter and first nine months of 2017 compared with the same periods in 2016 primarily due to an increase in customer demand for third party connectivity, co-location and test facilities. The increase in the first nine months was also due to the inclusion of revenues from our acquisition of ISE.

CORPORATE SERVICES
The following table shows revenues from our Corporate Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Corporate Services:
Corporate Solutions	$94	$94	—%	$287	$265	8.3%
Listing Services	67	68	(1.5)%	199	202	(1.5)%
Total Corporate Services	$161	$162	(0.6)%	$486	$467	4.1%

Corporate Solutions Revenues
Corporate solutions revenues were flat in the third quarter of 2017 compared with the same period in 2016. Corporate solutions revenues increased in the first nine months of 2017 compared with the same period in 2016 primarily due to the inclusion of revenues associated with the acquisitions of Boardvantage and Marketwired.

Listing Services Revenues
Listing services revenues decreased in the third quarter and first nine months of 2017 compared with the same periods in 2016 primarily due to a decrease in U.S. listing of additional share fees as a result of the implementation of our all-inclusive annual fee, partially offset by an increase in European listing services revenues.
* * * * * *
INFORMATION SERVICES
The following table shows revenues from our Information Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Information Services:
Data Products	$116	$109	6.4%	$335	$322	4.0%
Index Licensing and Services	34	28	21.4%	97	83	16.9%
Total Information Services	$150	$137	9.5%	$432	$405	6.7%
Data Products Revenues
Data products revenues increased in the third quarter of 2017 compared with the same period in 2016 primarily due to growth in shared tape plan revenues and higher audit collections. The increase in the first nine months of 2017 was primarily due to growth in proprietary data products revenues.

Index Licensing and Services Revenues
Index licensing and services revenues increased in the third quarter and first nine months of 2017 compared with the same periods in 2016 primarily due to higher assets under management in ETPs linked to Nasdaq indexes.

* * * * * *
MARKET TECHNOLOGY
The following table shows revenues from our Market Technology segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Market Technology	$77	$73	5.5%	$215	$199	8.0%

Market Technology Revenues
Market technology revenues increased in the third quarter and first nine months of 2017 compared with the same periods in 2016 primarily due to higher change request revenues and an increase in revenues from software as a service. Also contributing to the increase in the third quarter was a favorable impact from foreign exchange of $2 million. The increase in the third quarter of 2017 was partially offset by lower software, licensing and support revenues. The decline in software, licensing and support revenues reflected in part the shift in BWise revenues from a perpetual license to a subscription revenue model.

Total Order Value
Total order value, which represents the total contract value of orders signed that are yet to be recognized as revenues, was $805 million as of September 30, 2017 and $738 million as of September 30, 2016. As of September 30, 2017, market technology deferred revenue of $179 million represents consideration received that is yet to be recognized as revenue for these signed orders. See Note 8, “Deferred Revenue,” to the condensed consolidated financial statements for further discussion. The recognition and timing of these revenues depend on many factors, including those that are not within our control. As such, the following table of market technology revenues to be recognized in the future represents our best estimate:

Total Order Value
(in millions)
Fiscal year ended:
2017(1)	$73
2018	257
2019	169
2020	128
2021	82
2022 and thereafter	96
Total	$805
 ____________

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining three months of 2017.
* * * * * *
Expenses
Operating Expenses
The following table shows our operating expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Compensation and benefits	$169	$168	0.6%	$493	$484	1.9%
Professional and contract services	39	40	(2.5)%	112	111	0.9%
Computer operations and data communications	31	28	10.7%	91	80	13.8%
Occupancy	23	23	—%	69	62	11.3%
General, administrative and other	15	19	(21.1)%	64	50	28.0%
Marketing and advertising	7	8	(12.5)%	22	22	—%
Depreciation and amortization	47	46	2.2%	140	125	12.0%
Regulatory	9	8	12.5%	25	21	19.0%
Merger and strategic initiatives	3	12	(75.0)%	20	56	(64.3)%
Restructuring charges	—	—	—%	—	41	(100.0)%
Total operating expenses	$343	$352	(2.6)%	$1,036	$1,052	(1.5)%

The increase in compensation and benefits expense in the third quarter of 2017 was primarily due to an unfavorable impact from foreign exchange of $2 million. The increase in the first nine months of 2017 was primarily due to overall higher compensation costs resulting from our 2016 acquisitions, partially offset by a favorable impact from foreign exchange of $2 million.
Headcount increased to 4,416 employees at September 30, 2017 from 4,364 at September 30, 2016.
The increase in computer operations and data communications expense in the third quarter of 2017 was primarily due to higher software lease and maintenance costs. The increase in the first nine months of 2017 was primarily due to higher hardware and license costs associated with our 2016 acquisitions.

The increase in occupancy expense in the first nine months of 2017 primarily reflects additional facility and rent costs associated with our 2016 acquisitions.
The decrease in general, administrative and other expense in the third quarter of 2017 was primarily due to a lower provision for bad debts. The increase in general, administrative and other expense in the first nine months of 2017 was primarily due to a pre-tax charge of $10 million which primarily included a make-whole redemption price premium paid on the early extinguishment of our 2018 Notes and lower regulatory fine collections.
The increase in depreciation and amortization expense in the first nine months of 2017 was primarily due to additional amortization expense associated with acquired intangible assets related to our 2016 acquisitions.

The increase in regulatory expense in the first nine months of 2017 was primarily due to a rate increase for regulatory services and trade surveillance.
The decrease in merger and strategic initiatives expense in the third quarter and first nine months of 2017 was primarily due to expenses incurred during 2016 in connection with our acquisitions of ISE, Boardvantage, Marketwired, and Nasdaq CXC.
See Note 3, “Restructuring Charges,” to the condensed consolidated financial statements for a discussion of our restructuring charges recorded in the first nine months of 2016.
* * * * * *
Non-operating Income and Expenses
The following table shows our non-operating income and expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Interest income	$2	$1	100.0%	$6	$4	50.0%
Interest expense	(34)	(37)	(8.1)%	(107)	(98)	9.2%
Net interest expense	(32)	(36)	(11.1)%	(101)	(94)	7.4%
Other investment income	—	—	—%	2	3	(33.3)%
Net income from unconsolidated investees	4	2	100.0%	10	6	66.7%
Total non-operating expenses	$(28)	$(34)	(17.6)%	$(89)	$(85)	4.7%

Interest Income
Interest income increased in the third quarter and first nine months of 2017 compared with the same periods in 2016 primarily due to an increase in interest rates.
Interest Expense
The following table shows our interest expense:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
	(in millions)			(in millions)
Interest expense on debt	$32	$36	(11.1)%	$101	$94	7.4%
Accretion of debt issuance costs and debt discount	1	1	—%	4	3	33.3%
Other bank and investment-related fees	1	—	N/M	2	1	100.0%
Interest expense	$34	$37	(8.1)%	$107	$98	9.2%
____________
N/M Not meaningful.
Interest expense decreased in the third quarter of 2017 compared with the same period in 2016 primarily due to the retirement of debt with higher per annum interest rates. Interest expense increased in the first nine months of 2017 compared with the same period in 2016 primarily due to our debt issuances in 2016 related to our 2016 acquisitions.
See Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Net Income from Unconsolidated Investees
Net income from unconsolidated investees in the third quarter and first nine months of 2017 and 2016 primarily relates to income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 7, “Investments,” to the condensed consolidated financial statements for further discussion of our equity method investments.

Tax Matters
The following table shows our income tax provision and effective tax rate:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2017	2016		2017	2016
	($ in millions)			($ in millions)
Income tax provision	$65	$68	(4.4)%	$179	$208	(13.9)%
Effective tax rate	27.5%	34.2%		26.8%	38.4%

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
Restructuring charges: Restructuring charges are associated with our 2015 restructuring plan to improve performance, cut costs and reduce spending and were primarily related to (i) severance and other termination benefits, (ii) asset impairment charges, and (iii) other charges. We exclude these restructuring costs because these costs do not reflect future operating expenses and do not contribute to a meaningful evaluation of Nasdaq’s ongoing operating performance or comparison of Nasdaq’s performance between periods.
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
Other significant items: We have excluded certain other charges or gains that are the result of other non-comparable events to measure operating performance. For the three months ended September 30, 2017, other significant items include recognition of previously unrecognized tax benefits associated with positions taken in prior years. For the nine months ended September 30, 2017, other significant items include a make-whole redemption price premium paid on the early extinguishment of our 2018 notes, wind down costs associated with an equity method investment that was previously written off, and recognition of previously unrecognized tax benefits associated with positions taken in prior years. For the nine months ended September 30, 2016, other significant items include tax expense due to an unfavorable tax ruling received during the three months ended June 30, 2016, the impact of which related to prior periods, and the release of a sublease loss reserve due to the early exit of a facility. We believe the exclusion of such amounts allows management and investors to better understand the financial results of Nasdaq.

The following table represents reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$171	$1.01	$131	$0.77
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	22	0.13	23	0.14
Merger and strategic initiatives	3	0.02	12	0.07
Other	1	—	—	—
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(16)	(0.10)	(12)	(0.07)
Total non-GAAP adjustments, net of tax	10	0.05	23	0.14

Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$181	$1.06	$154	$0.91
Weighted-average common shares outstanding for diluted earnings per share		170,002,147		169,497,079

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$488	$2.88	$333	$1.97
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	67	0.39	59	0.35
Restructuring charges	—	—	41	0.24
Merger and strategic initiatives	20	0.12	56	0.33
Extinguishment of debt	10	0.06	—	—
Other	3	0.01	—	—
Sublease loss reserve	—	—	(2)	(0.01)
Adjustment to the income tax provision to reflect non-GAAP adjustments(1)	(48)	(0.28)	(28)	(0.17)
Total non-GAAP adjustments, net of tax	52	0.30	126	0.74

Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$540	$3.18	$459	$2.71
Weighted-average common shares outstanding for diluted earnings per share		169,566,166		168,660,231
____________

(1)
We determine the tax effect of each item based on the tax rules in the respective jurisdiction where the transaction occurred. The non-GAAP adjustment to the income tax provision also reflects the recognition of previously unrecognized tax benefits associated with positions taken in prior years of $8 million for the three months ended September 30, 2017 and $12 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2016, also included in this adjustment is $27 million in tax expense associated with an unfavorable decision from the Finnish Supreme Administrative Court on a tax position.

Liquidity and Capital Resources
Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock and debt. See Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations. Currently, our cost and availability of funding remain healthy.
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
In April 2017, we entered into the 2017 Credit Facility which replaced our existing 2014 credit facility. We also entered into the Commercial Paper Program which enables us to borrow efficiently at reasonable short-term interest rates and is supported by our 2017 Credit Facility. See “Commercial Paper,” “2017 Credit Facility,” and “2014 Credit Facility,” of Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our Commercial Paper Program and our 2017 and 2014 Credit Facilities.
As of September 30, 2017, no amounts were outstanding on the 2017 Credit Facility. Of the $1 billion that is available for borrowing, $154 million provides liquidity support for the principal amount outstanding under the Commercial Paper Program as of September 30, 2017 and $1 million has been utilized for a letter of credit. As of September 30, 2017, the total remaining amount available under the 2017 Credit Facility was $845 million.
In May 2017, we used a combination of cash on hand and net proceeds from the sale of commercial paper to redeem all of our 2018 Notes. In addition, in June 2017, we used net proceeds from the sale of commercial paper to repay $300 million of the amount outstanding on the 2016 Credit Facility. As of September 30, 2017, the outstanding balance of $100 million on the 2016 Credit Facility reflects the aggregate principal amount, less the unamortized debt issuance costs. See “Early Extinguishment of 2018 Notes,” and “2016 Credit Facility,” of Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
In September 2017, we announced an agreement to acquire eVestment and issued the 2019 Notes. Since the proposed acquisition of eVestment was not immediately expected to close, $276 million of the net proceeds from the 2019 Notes was used to partially pay down our outstanding commercial paper balance and the remainder of this balance was invested in short-term investments which are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets as of September 30, 2017.

In October 2017, we acquired eVestment for $705 million. The aggregate cash consideration, net of cash acquired, of $744 million included $39 million of estimated tax benefits associated with the transaction. The transaction was funded from cash on hand and issuances of commercial paper. See “Acquisition of eVestment,” of Note 4, “Acquisitions,” and “Senior Unsecured Floating Rate Notes,” of Note 9, “Debt Obligations,” for further discussion of our acquisition of eVestment.
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
Various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, and commercial paper can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $723 million at September 30, 2017, compared with $478 million at December 31, 2016, an increase of $245 million. Current asset balance changes increased working capital by $886 million, with increases in default funds and margin deposits, assets held for sale, cash and cash equivalents, other current assets and restricted cash, partially offset by decreases in receivables, net and financial investments, at fair value. Current liability balance changes decreased working capital by $641 million, due to increases in default funds and margin deposits, short-term debt, liabilities held for sale, and deferred revenue, partially offset by decreases in Section 31 fees payable to the SEC, accrued personnel costs, other current liabilities, and accounts payable and accrued expenses. Principal factors that could affect the availability of our internally-generated funds include:

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
Financial Assets
The following table summarizes our financial assets:

	September 30, 2017	December 31, 2016
	(in millions)
Cash and cash equivalents	$530	$403
Restricted cash	21	15
Financial investments, at fair value	207	245
Total financial assets	$758	$663
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of September 30, 2017, our cash and cash equivalents of $530 million were primarily invested in bank deposits, money market funds and commercial paper. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of September 30, 2017 increased $127 million from December 31, 2016, primarily due to:

•	net cash provided by operating activities;

•	net proceeds received from the issuance of the 2019 Notes; and

•	net proceeds received from commercial paper, net, partially offset by;

•	repayments of long-term debt;

•	cash dividends paid on our common stock;

•	repurchases of our common stock; and

•	purchases of property and equipment.
See “Cash Flow Analysis” below for further discussion.
As of September 30, 2017 and December 31, 2016, restricted cash is restricted from withdrawal due to a contractual requirement or not available for general use. Restricted cash was $21 million as of September 30, 2017 and $15 million as of December 31, 2016, an increase of $6 million. The increase relates to an increase in regulatory capital required. Restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $87 million as of September 30, 2017 and $102 million as of December 31, 2016. The remaining balance held in the U.S. totaled $443 million as of September 30, 2017 and $301 million as of December 31, 2016.
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
Share Repurchase Program
See “Share Repurchase Program,” of Note 12, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Cash Dividends on Common Stock
The following table shows quarterly cash dividends declared per common share on our outstanding common stock:

	2017	2016
First quarter	$0.32	$0.57
Second quarter	0.38	—
Third quarter	0.38	0.32
See “Cash Dividends on Common Stock,” of Note 12, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends. In the first quarter of 2016, we declared a cash dividend of $0.25 in January 2016 and $0.32 in March 2016.
Financial Investments, at Fair Value
Our financial investments, at fair value totaled $207 million as of September 30, 2017 and $245 million as of December 31, 2016 and are primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $159 million as of September 30, 2017 and $172 million as of December 31, 2016 are assets utilized to meet regulatory capital requirements, primarily for our clearing operations at Nasdaq Clearing. See Note 7, “Investments,” to the condensed consolidated financial statements for further discussion of our trading investment securities.

Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	September 30, 2017	December 31, 2016
		(in millions)
Short-term debt - commercial paper	Weighted-average maturity of 19 days	$154	$—
Long-term debt:
5.25% senior unsecured notes	Repaid May 2017	—	369
Senior unsecured floating rate notes	March 2019	498	—
$400 million senior unsecured term loan facility	November 2019	100	399
5.55% senior unsecured notes	January 2020	598	598
3.875% senior unsecured notes	June 2021	705	625
$1 billion revolving credit commitment	April 2022	(5)	—
1.75% senior unsecured notes	May 2023	701	622
4.25% senior unsecured notes	June 2024	496	495
3.85% senior unsecured notes	June 2026	496	495
Total long-term debt		3,589	3,603
Total debt obligations		$3,743	$3,603
In addition to the $1 billion revolving credit commitment and $400 million term loan facility, we also have other credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Other credit facilities, which are available in multiple currencies, totaled $188 million at September 30, 2017 and $170 million at December 31, 2016, in available liquidity, none of which was utilized.
At September 30, 2017, we were in compliance with the covenants of all of our debt obligations.
See Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Clearing and Broker-Dealer Net Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. At September 30, 2017, our required regulatory capital of $159 million is primarily comprised of highly rated European government debt securities that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access, NPM Securities, SMTX, and Nasdaq Capital Markets Advisory are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. The following table summarizes the net capital requirements for our broker-dealer subsidiaries as of September 30, 2017:

Broker-Dealer Subsidiaries	Total Net Capital	Required Minimum Net Capital	Excess Capital
	(in millions)
Nasdaq Execution Services	$7.7	$0.3	$7.4
Execution Access	48.6	0.3	48.3
NPM Securities	0.3	—	0.3
SMTX	1.2	0.3	0.9
Nasdaq Capital Markets Advisory	0.6	0.3	0.3
Other Capital Requirements
Nasdaq Execution Services
Nasdaq Execution Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with OCC.
Nasdaq CXC
As a member of the Investment Industry Regulatory Organization of Canada, Nasdaq CXC must comply with its dealer member rules which are intended to ensure general financial soundness and liquidity. Under these rules, Nasdaq CXC is required to comply with minimum net capital requirements. At September 30, 2017, Nasdaq CXC was required to maintain minimum net capital of $0.2 million and had total net capital of approximately $9.3 million, or $9.1 million in excess of the minimum amount required.

Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Nine Months Ended September 30,		Percentage Change
	2017	2016
	(in millions)
Net cash provided by (used in):
Operating activities	$609	$492	23.8%
Investing activities	(73)	(1,591)	(95.4)%
Financing activities	(418)	1,017	(141.1)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	15	1	1,400.0%
Net increase (decrease) in cash and cash equivalents and restricted cash	133	(81)	(264.2)%
Cash and cash equivalents and restricted cash at beginning of period	418	357	17.1%
Cash and cash equivalents and restricted cash at end of period	$551	$276	99.6%

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $117 million for the nine months ended September 30, 2017 compared with the same period in 2016. The increase was primarily due to higher net income, offset by higher estimated tax payments and higher payments of accrued personnel costs primarily driven by our 2016 acquisitions.
Net Cash Used in Investing Activities
Net cash used in investing activities decreased $1,518 million for the nine months ended September 30, 2017 compared with the same period in 2016 primarily due to cash paid for acquisitions, net of cash and cash equivalents acquired of $1,460 million in 2016.
Net Cash (Used in) Provided by Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2017 primarily consisted of repayment of long-term debt of $683 million, $180 million related to cash dividends paid on our common stock, $175 million related to the repurchase of our common stock, partially offset by net proceeds from the issuance of the 2019 Notes of $498 million and commercial paper, net of $154 million.
Net cash provided by financing activities for the nine months ended September 30, 2016 primarily consisted of net proceeds of $1,159 million related to the issuances of our 2023 Notes and 2026 Notes to fund our acquisition of ISE, net proceeds of $399 million from our 2016 Credit Facility and proceeds from the partial utilization of the revolving credit commitment under our 2014 Credit Facility of $878 million to partially fund our acquisitions of Boardvantage, Marketwired and Nasdaq CXC, and other general corporate purposes, partially offset by repayment of $1,118 million on the revolving credit commitment under our 2014 Credit Facility, $147 million related to cash dividends paid on our common stock, $100 million related to the repurchase of our common stock and $38 million related to disbursements of customer funds, which were held in connection with privately negotiated securities transactions.
See “2016 Acquisitions,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion of our acquisitions.
See Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
See “Share Repurchase Program,” and “Cash Dividends on Common Stock,” of Note 12, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program and cash dividends paid on our common stock.

Contractual Obligations and Contingent Commitments
Nasdaq has contractual obligations to make future payments under long-term debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of September 30, 2017:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Long-term debt obligations by contract maturity(1)	$4,382	$280	$1,322	$939	$1,841
Minimum rental commitments under non-cancelable operating leases, net(2)	390	76	132	86	96
Other obligations(3)	13	9	4	—	—
Total	$4,785	$365	$1,458	$1,025	$1,937
____________

(1)
Our long-term debt obligations include both principal and interest obligations. At September 30, 2017, an interest rate of 3.05% was used to compute the amount of the contractual obligations for interest on the 2016 Credit Facility and 1.82% was used to compute the amount of the contractual obligations for interest on the 2019 Notes. All other debt obligations were primarily calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount at September 30, 2017. See Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

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
Off-Balance Sheet Arrangements
For discussion of off-balance sheet arrangements see:

•
Note 15, “Clearing Operations,” to the condensed consolidated financial statements for further discussion of our non-cash default fund contributions and margin deposits received for clearing operations; and

•	Note 16, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion of:

•	Guarantees issued and credit facilities available;

•	Lease commitments;

•	Other guarantees;

•	Non-cash contingent consideration;

•	Escrow agreements;

•	Routing brokerage activities;

•	Legal and regulatory matters; and

•	Tax audits.
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

Financial Investments
As of September 30, 2017, our investment portfolio was primarily comprised of trading securities, mainly highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2017, the fair value of this portfolio would have declined by $5 million.
Debt Obligations
As of September 30, 2017, substantially all of our debt obligations are fixed-rate obligations. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the issuance of our 2019 Notes, borrowings under our 2016 Credit Facility, and amounts outstanding from the sale of commercial paper under our Commercial Paper Program, all of which have variable interest rates. As of September 30, 2017, we had principal amounts outstanding of $498 million on the 2019 Notes, $100 million under the 2016 Credit Facility and $154 million of commercial paper. A hypothetical 100 basis points increase in interest rates on our outstanding 2019 Notes, the 2016 Credit Facility and our outstanding commercial paper would increase interest expense by approximately $8 million based on borrowings as of September 30, 2017.
* * * * * *
Foreign Currency Exchange Rate Risk
As a leading global exchange group, we are subject to foreign currency transaction risk. Our primary exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and nine months ended September 30, 2017 is presented in the following table:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended September 30, 2017
Average foreign currency rate to the U.S. dollar	1.1749	0.1229	#	N/A	N/A
Percentage of revenues less transaction-based expenses	10.4%	8.8%	5.8%	75.0%	100.0%
Percentage of operating income	16.7%	3%	(5.6)%	85.9%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(6)	$(5)	$(4)	$—	$(15)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(1)	$(1)	$—	$(6)

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Nine Months Ended September 30, 2017
Average foreign currency rate to the U.S. dollar	1.1110	0.1160	#	N/A	N/A
Percentage of revenues less transaction-based expenses	9.7%	8.7%	5.7%	75.9%	100.0%
Percentage of operating income	15.1%	1.1%	(3.8)%	87.6%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(17)	$(16)	$(10)	$—	$(43)
Impact of a 10% adverse currency fluctuation on operating income	$(11)	$(1)	$(3)	$—	$(15)
____________

#	Represents multiple foreign currency rates.

N/A	Not applicable.

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

Our primary exposure to net assets in foreign currencies as of September 30, 2017 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona(1)	$3,423	$(342)
Norwegian Krone	206	(21)
Canadian Dollar	194	(19)
British Pound	147	(15)
Euro	147	(15)
Australian Dollar	107	(11)
____________

(1)	Includes goodwill of $2,680 million and intangible assets, net of $646 million.
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
Our subsidiary, Nasdaq Execution Services, may be exposed to credit risk, due to the default of trading counterparties, in connection with the routing services it provides for our trading customers. System trades in cash equities routed to other market centers for members of our cash equity exchanges are routed by Nasdaq Execution Services for clearing to the NSCC. In this function, Nasdaq Execution Services is to be neutral by the end of the trading day, but may be exposed to intraday risk if a trade extends beyond the trading day and into the next day, thereby leaving Nasdaq Execution Services susceptible to counterparty risk in the period between accepting the trade and routing it to the clearinghouse. In this interim period, Nasdaq Execution Services is not novating like a clearing broker but instead is subject to the short-term risk of counterparty failure before the clearinghouse enters the transaction. Once the clearinghouse officially accepts the trade for novation, Nasdaq Execution Services is legally removed from trade execution risk. However, Nasdaq has membership obligations to NSCC independent of Nasdaq Execution Services’ arrangements.
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
Execution Access is an introducing broker which operates the trading platform for our Nasdaq Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of September 30, 2017, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by Cantor Fitzgerald through the Fixed Income Clearing Corporation. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is one business day. All of Execution Access’ obligations under the clearing arrangement with Cantor Fitzgerald are guaranteed by Nasdaq. Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk.
We are exposed to credit risk through our clearing operations with Nasdaq Clearing. See Note 15, “Clearing Operations,” to the condensed consolidated financial statements for further discussion.
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
(b) Internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See “Legal and Regulatory Matters,” of Note 16, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as filed with the SEC on March 1, 2017, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, as filed with the SEC on May 10, 2017, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, as filed with the SEC on August 2, 2017. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Forms 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Nasdaq issued no unregistered equity securities during the quarter ended September 30, 2017.
Issuer Purchases of Equity Securities
Share Repurchase Program
See “Share Repurchase Program,” of Note 12, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
* * * * * *
Employee Transactions
During the fiscal quarter ended September 30, 2017, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs. The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended September 30, 2017:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2017
Share repurchase program	—	$—	—	$273
Employee transactions	222,356	$75.43	N/A	N/A

August 2017
Share repurchase program	—	$—	—	$273
Employee transactions	3,929	$74.85	N/A	N/A

September 2017
Share repurchase program	239,416	$75.86	239,416	$255
Employee transactions	590	$74.73	N/A	N/A

Total Quarter Ended September 30, 2017
Share repurchase program	239,416	$75.86	239,416	$255
Employee transactions	226,875	$75.42	N/A	N/A

Item 3.    Defaults Upon Senior Securities.
None.
Item 4.    Mine Safety Disclosures.
Not applicable.
Item 5.    Other Information.
Not applicable.

Item 6.    Exhibits.

Exhibit Number

2.1
Agreement and Plan of Merger, dated as of September 4, 2017, by and among eVestment, Inc., Nasdaq, Inc., Echo Holding Company and Insight Venture Partners, LLC (solely in its capacity as representative for eVestment’s securityholders) (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 8, 2017).†

4.1
Fifth Supplemental Indenture, dated as of September 22, 2017, among Nasdaq, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 22, 2017).

10.1	Nonqualified Stock Option Award Certificate to Adena T. Friedman from Nasdaq, Inc. in connection with grant made on January 3, 2017.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President, Corporate Strategy and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
____________

*	Management contract or compensatory plan or arrangement.

**
The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) notes to condensed consolidated financial statements.

†	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Nasdaq hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

Date: November 7, 2017	By:	/s/ Adena T. Friedman
	Name:	Adena T. Friedman
	Title:	President and Chief Executive Officer

Date: November 7, 2017	By:	/s/ Michael Ptasznik
	Name:	Michael Ptasznik
	Title:	Executive Vice President, Corporate Strategy and Chief Financial Officer