Form 10-Q
period 2018-06-30
NASDAQ, INC.
filed 2018-08-01
CIK 1120193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2018
Common Stock, $.01 par value per share	164,508,507 shares

Nasdaq, Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2018

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

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs is based on data generated internally by us, which includes best efforts underwritings; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, the “Risk Factors” section in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 that was filed with the SEC on May 2, 2018, and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that was filed with the SEC on February 28, 2018.

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

•	loss of significant trading and clearing volumes or values, fees, market share, listed companies, market data products customers or other customers;

•	our ability to keep up with rapid technological advances and adequately address cybersecurity risks;

•	economic, political and market conditions and fluctuations, including interest rate and foreign currency risk, inherent in U.S. and international operations;

•	the performance and reliability of our technology and technology of third parties on which we rely;

•	any significant error in our operational processes;

•	our ability to continue to generate cash and manage our indebtedness; and

•	adverse changes that may occur in the litigation or regulatory areas, or in the securities markets generally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 that was filed with the SEC on May 2, 2018, and more fully described in the “Risk Factors,” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that was filed with the SEC on February 28, 2018. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$322	$377
Restricted cash	34	22
Financial investments, at fair value	313	235
Receivables, net	405	356
Default funds and margin deposits	4,441	3,988
Other current assets	212	235
Assets held for sale	—	297
Total current assets	5,727	5,510
Property and equipment, net	370	400
Goodwill	6,355	6,586
Intangible assets, net	2,351	2,468
Other non-current assets	338	390
Total assets	$15,141	$15,354
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$174	$177
Section 31 fees payable to SEC	225	128
Accrued personnel costs	115	170
Deferred revenue	310	161
Other current liabilities	115	85
Default funds and margin deposits	4,441	3,988
Short-term debt	768	480
Liabilities held for sale	—	45
Total current liabilities	6,148	5,234
Long-term debt	3,079	3,727
Deferred tax liabilities, net	99	225
Non-current deferred revenue	96	126
Other non-current liabilities	177	162
Total liabilities	9,599	9,474
Commitments and contingencies
Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 169,968,175 at June 30, 2018 and 172,373,432 at December 31, 2017; shares outstanding: 164,503,404 at June 30, 2018 and 167,441,030 at December 31, 2017	2	2
Additional paid-in capital	2,712	3,024
Common stock in treasury, at cost: 5,464,771 shares at June 30, 2018 and 4,932,402 shares at December 31, 2017	(290)	(247)
Accumulated other comprehensive loss	(1,191)	(862)
Retained earnings	4,309	3,963
Total Nasdaq stockholders’ equity	5,542	5,880
Total liabilities and equity	$15,141	$15,354

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenues:
Market Services	$649	$620	$1,384	$1,226
Corporate Services	131	122	264	244
Information Services	175	144	348	282
Market Technology	66	58	126	114
Other revenues	6	50	56	97
Total revenues	1,027	994	2,178	1,963
Transaction-based expenses:
Transaction rebates	(308)	(304)	(657)	(604)
Brokerage, clearance and exchange fees	(104)	(94)	(240)	(182)
Revenues less transaction-based expenses	615	596	1,281	1,177
Operating expenses:
Compensation and benefits	173	161	370	322
Professional and contract services	34	36	71	72
Computer operations and data communications	30	30	62	60
Occupancy	23	23	49	46
General, administrative and other	25	30	47	49
Marketing and advertising	10	8	19	15
Depreciation and amortization	53	47	106	92
Regulatory	8	8	16	16
Merger and strategic initiatives	(10)	11	—	17
Total operating expenses	346	354	740	689
Operating income	269	242	541	488
Interest income	2	2	5	4
Interest expense	(37)	(36)	(75)	(73)
Gain on divestiture of businesses, net of disposal costs	41	—	41	—
Other investment income	8	1	8	2
Net income from unconsolidated investees	5	2	7	6
Income before income taxes	288	211	527	427
Income tax provision	126	65	188	113
Net income attributable to Nasdaq	$162	$146	$339	$314
Per share information:
Basic earnings per share	$0.98	$0.88	$2.04	$1.89
Diluted earnings per share	$0.97	$0.87	$2.02	$1.85
Cash dividends declared per common share	$—	$0.38	$0.82	$0.70
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$162	$146	$339	$314
Other comprehensive income (loss):
Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	(185)	124	(261)	166
Income tax (expense) benefit(1)	54	(29)	(61)	(79)
Total	(131)	95	(322)	87
Employee benefit plan income tax (expense)(1)	—	—	(7)	—
Total other comprehensive income (loss), net of tax	(131)	95	(329)	87
Comprehensive income attributable to Nasdaq	$31	$241	$10	$401
____________
(1) For the six months ended June 30, 2018, includes the reclassification of the stranded tax effects related to the Tax Cuts and Jobs Act. See Note 17, “Income Taxes,” for further discussion.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net income	$339	$314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	106	92
Share-based compensation	33	34
Deferred income taxes	(36)	8
Reversal of certain Swedish tax benefits	41	—
Gain on divestiture of businesses, net of disposal costs	(41)	—
Net income from unconsolidated investees	(7)	(6)
Other reconciling items included in net income	9	21
Net change in operating assets and liabilities, net of effects of divestiture and acquisitions:
Receivables, net	(52)	(17)
Other assets	40	68
Accounts payable and accrued expenses	11	(34)
Section 31 fees payable to SEC	97	61
Accrued personnel costs	(53)	(87)
Deferred revenue	131	84
Other liabilities	36	(24)
Net cash provided by operating activities	654	514
Cash flows from investing activities:
Purchases of trading securities	(232)	(234)
Proceeds from sales and redemptions of trading securities	139	201
Purchases of available-for-sale investment securities	(18)	(12)
Proceeds from maturities of available-for-sale investment securities	19	6
Proceeds from divestiture of businesses, net	294	—
Purchases of property and equipment	(45)	(64)
Other investment activities	(6)	(1)
Net cash provided by (used in) investing activities	151	(104)
Cash flows from financing activities:
Proceeds from (repayments of) commercial paper, net	(211)	494
Repayments of long-term debt	(115)	(670)
Payment of debt extinguishment cost	—	(9)
Proceeds from utilization of credit commitment, net of debt issuance costs	—	10
Cash paid for repurchase of common stock	(340)	(156)
Cash dividends paid	(136)	(116)
Proceeds received from employee stock activity	10	30
Payments related to employee shares withheld for taxes	(43)	(49)
Proceeds of customer funds	—	2
Net cash used in financing activities	(835)	(464)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(13)	10
Net increase (decrease) in cash and cash equivalents and restricted cash	(43)	(44)
Cash and cash equivalents and restricted cash at beginning of period	399	418
Cash and cash equivalents and restricted cash at end of period	$356	$374
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$89	$97
Income taxes, net of refund	$99	$59

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Nature of Operations
Nasdaq, Inc. is a leading provider of trading, clearing, marketplace technology, regulatory, securities listing, information and public and private company services. Our global offerings are diverse and include trading and clearing across multiple asset classes, trade management services, market data products, financial indexes, capital formation solutions, corporate solutions, and market technology products and services. Our technology powers markets across the globe, supporting equity derivative trading, clearing and settlement, cash equity trading, fixed income trading, trading surveillance and many other functions.
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
Corporate Services
Our Corporate Services segment includes our Corporate Solutions and Listing Services businesses.
Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges and private companies. We help organizations manage the two-way flow of information with their key constituents, including their board members and investors, and with clients and the public through our suite of advanced technology, analytics, and consultative services. In April 2018, we sold our Public Relations Solutions and Digital Media Services businesses. See “2018 Divestiture,” of Note 4, “Divestiture and Acquisitions,” for further discussion. As of June 30, 2018, our Corporate Solutions business includes our investor relations, board & leadership, and governance, risk and compliance products and services.
For segment reporting purposes, we have included in corporate items the revenues and expenses of the Public Relations Solutions and Digital Media Services businesses, which were part of the Corporate Solutions business, within our Corporate Services segment, prior to the date of sale. See Note 18, “Business Segments,” for further discussion.
We have realigned our businesses to better serve the needs of our corporate clients. As a result, beginning in the second quarter of 2018, our BWise corporate enterprise risk management solutions are now offered as part of governance, risk and compliance products and services within our Corporate Solutions business. BWise was previously part of our Market Technology segment.
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

As of June 30, 2018, there were 3,004 total listings on The Nasdaq Stock Market, including 380 ETPs. The combined market capitalization was approximately $12.5 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,008 listed companies with a combined market capitalization of approximately $1.5 trillion.
Information Services
Beginning in the second quarter of 2018, our Information Services segment was recategorized into the following businesses:

•	Market Data;

•	Index; and

•	Investment Data & Analytics.
Prior to the second quarter, our Information Services segment was comprised of our Data Products and our Index Licensing and Services businesses.
Our Market Data business sells and distributes historical and real-time quote and trade information to the sell-side, the buy-side, retail online brokers, proprietary trading shops, other venues, internet portals and data distributors. Our market data products enhance transparency of market activity within our exchanges and provide critical information to professional and non-professional investors globally.
Our Index business develops and licenses Nasdaq-branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. As of June 30, 2018, we had 347 ETPs licensed to Nasdaq’s indexes which had $187 billion in assets under management.
Our Investment Data & Analytics business is a leading content and analytics cloud-based solutions provider used by asset managers, investment consultants and asset owners to help facilitate better investment decisions.
Market Technology
Our Market Technology segment is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers and corporate businesses. Our Market Technology business is the sales channel for our complete global offering to other marketplaces.
Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination to markets with wide-ranging requirements, from the leading markets in the U.S., Europe and Asia to emerging markets in the Middle East, Latin America, and Africa. Our marketplace solutions can handle a wide array of assets, including cash equities, equity derivatives, currencies, various interest-bearing securities, commodities and energy products, and are currently powering more than 100 marketplaces in 50 countries. Market Technology also provides market surveillance services to broker-dealer firms worldwide, as well as risk management solutions.
As discussed above under “Corporate Services,” as of the second quarter of 2018, our BWise business which was previously part of our Market Technology segment is now offered as part of our Corporate Solutions business.
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
Certain prior year amounts have been reclassified to conform to the current year presentation primarily due to the adoption of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” on January 1, 2018. See Note 3, “Significant Accounting Policies Update,” for further discussion.
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
As a result of the adoption of this standard, in the first quarter of 2018, we recorded a reclassification of $142 million for stranded tax effects related to the Tax Cuts and Jobs Act from accumulated other comprehensive loss to retained earnings within stockholders’ equity in the Condensed Consolidated Balance Sheets. See Note 17, “Income Taxes,” for further discussion.

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
Leases In February 2016, the FASB issued ASU 2016-02, “Leases.”
Under this ASU, at the commencement date, lessees will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This guidance is not applicable for leases with a term of 12 months or less. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. The guidance also requires certain quantitative and qualitative disclosures about leasing arrangements. Lessor accounting is largely unchanged. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.
		January 1, 2019, with early adoption permitted.	See discussion below.
Leases
When adopted, ASU 2016-02 will result in an increase in the assets and liabilities reflected on our consolidated balance sheets. In addition, we will be required to disclose key information about our leases. We are in the process of determining the scope of arrangements that will be subject to this standard, as well as assessing the impact to our business processes, systems and internal controls to support adoption of this new standard. Nasdaq’s current operating lease portfolio is primarily comprised of real estate and data center leases.
We plan to adopt this new standard on January 1, 2019. The guidance is to be applied using a modified retrospective transaction approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. However, in March 2018, the FASB approved an optional transition alternative, which allows for application of the guidance at the effective date, without adjusting the comparative periods presented.
While we continue to assess the effect of adoption of this new standard and the available practical expedients, we expect that most of our operating lease commitments will be subject to the new guidance and will be recognized as right-of-use assets and lease liabilities upon adoption in our consolidated balance sheets. We do not expect the adoption of this new standard to have a material impact on our consolidated statements of income and it will not impact our cash flows.
* * * * * *
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
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables which is net of allowance for doubtful accounts of $13 million as of June 30, 2018 and $9 million as of December 31, 2017. The changes in the balance between periods were immaterial. We do not have obligations for warranties, returns or refunds to customers.
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
Revenue Recognition
Our primary revenue contract classifications are described below. Though we discuss additional revenue details in our “Management's Discussion and Analysis of Financial Condition and Results of Operations,” the categories below best represent those that depict similar economic characteristics of the nature, amount, timing and uncertainty of our revenues and cash flows.
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
Corporate Solutions
As of June 30, 2018, corporate solutions revenues primarily include subscription and transaction-based income from our investor relations, board & leadership, and governance, risk and compliance products and services. In April 2018, we completed the sale of our Public Relations Solutions and Digital Media Services businesses. See “2018 Divestiture,” of Note 4, “Divestiture and Acquisitions,” for further discussion. Subscription-based revenues earned are recognized over time on a ratable basis over the contract period beginning on the date that our service is made available to the customer since the customer receives and consumes the benefit as Nasdaq provides the service. Generally, fees are billed quarterly in advance and the contract provides for automatic renewal. As part of the subscription agreements, customers can also be charged usage fees based upon actual usage of the services provided. Revenues from usage fees are recognized at a point in time upon completion of the service.
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
Market Data Products
Market data products revenues are earned from U.S. and European proprietary market data products. In the U.S., we also earn revenues from U.S. shared tape plans.
We earn revenues primarily based on the number of data subscribers and distributors of our data. Market data products revenues are subscription-based and are recognized on a monthly basis net of amounts due under revenue sharing arrangements with market participants.
For U.S. tape plans, revenues are collected monthly based on published fee schedules and distributed quarterly to the U.S. exchanges based on a formula required by Regulation NMS that takes into account both trading and quoting activity. Revenues are presented on a net basis as we are acting as an agent in this arrangement.

Market Data Products Revenue Sharing
The most significant component of market data products revenues recorded on a net basis is the UTP Plan revenue sharing in the U.S. All indicators of principal versus agent reporting under U.S. GAAP have been considered in analyzing the appropriate presentation of UTP Plan revenue sharing. However, the following are the primary indicators of net reporting:

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
The exchanges that comprise Nasdaq Nordic and Nasdaq Baltic do not have any market data products revenue sharing agreements.
Index
We develop and license Nasdaq branded indexes, associated derivatives and financial products as part of our Global Index Family. We also provide index data products and custom calculation services for third-party clients. Revenues primarily include license fees from these branded indexes, associated derivatives and financial products in the U.S. and abroad. We primarily have two types of license agreements: transaction-based licenses and asset-based licenses. Transaction-based licenses are generally renewable agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, we recognize revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, we recognize revenue on a pro-rata basis over the licensing term since the customer receives and consumes the benefit as Nasdaq provides the service. Asset-based licenses are also generally renewable agreements. Customers are charged based on a percentage of assets under management for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recognized over the term of the license agreement since the customer receives and consumes the benefit as Nasdaq provides the service. Revenue from index data subscriptions are recognized on a monthly basis.

Investment Data & Analytics
Investment data & analytics revenues are earned from leading investment content and analytics products. We earn revenues primarily based on the number of content and analytics subscribers and distributors of our content and analytics.
These subscription agreements are generally annual in term, payable in advance, and provide for automatic renewal. Subscription-based revenues are recognized over time on a ratable basis over the contract period beginning on the date that our service is made available to the customer since the customer receives and consumes the benefit as Nasdaq provides the service.
Market Technology
Market Technology provides technology solutions for trading, clearing, settlement, surveillance and information dissemination, as well as risk management solutions. Revenues primarily consist of software, license and support revenues, change request and advisory revenues, and software as a service revenues.
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
Other Revenues
Other revenues include the revenues from the Public Relations Solutions and Digital Media Services businesses which were sold in April 2018. Prior to the sale date, these revenues were included in our Corporate Solutions business and were primarily transaction-based revenues.
* * * * * *
The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2018 and relate to our Market Technology segment:

(in millions)
2018(1)	$125
2019	224
2020	125
2021	88
2022	54
2023 and thereafter	98
Total	$714
____________
(1) Represents performance obligations to be recognized over the remaining six months of 2018.
Market technology deferred revenue, as discussed in Note 8, “Deferred Revenue,” to the condensed consolidated financial statements, represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations.

The following tables summarize the disaggregation of revenue by major product and service and by segment for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$164	$—	$—	$—	$—	$164
Trade management services	73	—	—	—	—	73
Corporate solutions	—	59	—	—	—	59
Listing services	—	72	—	—	—	72
Market data products	—	—	98	—	—	98
Index	—	—	50	—	—	50
Investment data & analytics	—	—	27	—	—	27
Market technology	—	—	—	66	—	66
Other revenues	—	—	—	—	6	6
Revenues less transaction-based expenses	$237	$131	$175	$66	$6	$615

	Three Months Ended June 30, 2017
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$150	$—	$—	$—	$—	$150
Trade management services	72	—	—	—	—	72
Corporate solutions	—	57	—	—	—	57
Listing services	—	65	—	—	—	65
Market data products	—	—	90	—	—	90
Index	—	—	43	—	—	43
Investment data & analytics	—	—	11	—	—	11
Market technology	—	—	—	58	—	58
Other revenues	—	—	—	—	50	50
Revenues less transaction-based expenses	$222	$122	$144	$58	$50	$596

For the three months ended June 30, 2018, approximately 65.0% of Market Services revenues were recognized at a point in time and 35.0% were recognized over time. For the three months ended June 30, 2017, approximately 63.0% of Market Services revenues were recognized at a point in time and 37.0% were recognized over time. Substantially all revenues from the Corporate Services, Information Services and Market Technology segments were recognized over time for both the three months ended June 30, 2018 and 2017.

The following tables summarize the disaggregation of revenue by major product and service and by segment for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30, 2018
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$339	$—	$—	$—	$—	$339
Trade management services	148	—	—	—	—	148
Corporate solutions	—	120	—	—	—	120
Listing services	—	144	—	—	—	144
Market data products	—	—	197	—	—	197
Index	—	—	100	—	—	100
Investment data & analytics	—	—	51	—	—	51
Market technology	—	—	—	126	—	126
Other revenues	—	—	—	—	56	56
Revenues less transaction-based expenses	$487	$264	$348	$126	$56	$1,281

	Six Months Ended June 30, 2017
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$297	$—	$—	$—	$—	$297
Trade management services	143	—	—	—	—	143
Corporate solutions	—	114	—	—	—	114
Listing services	—	130	—	—	—	130
Market data products	—	—	180	—	—	180
Index	—	—	82	—	—	82
Investment data & analytics	—	—	20	—	—	20
Market technology	—	—	—	114	—	114
Other revenues	—	—	—	—	97	97
Revenues less transaction-based expenses	$440	$244	$282	$114	$97	$1,177
For the six months ended June 30, 2018, approximately 65.0% of Market Services revenues were recognized at a point in time and 35.0% were recognized over time. For the six months ended June 30, 2017, approximately 64.0% of Market Services revenues were recognized at a point in time and 36.0% were recognized over time. Substantially all revenues from the Corporate Services, Information Services and Market Technology segments were recognized over time for both the six months ended June 30, 2018 and 2017.
* * * * * *
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
* * * * * *
4. Divestiture and Acquisitions
We completed the following divestiture in 2018 and acquisitions in 2017. Financial results of each transaction are included in our Condensed Consolidated Statements of Income from the date of each divestiture or acquisition.
2018 Divestiture
In April 2018, we sold our Public Relations Solutions and Digital Media Services businesses which were part of our Corporate Solutions business to West Corporation and recognized a pre-tax gain on the sale of $41 million, net of disposal costs ($19 million after tax). The pretax gain is included in gain on divestiture of businesses, net in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018.

As of December 31, 2017, the assets and liabilities of the above businesses were held for sale. See Note 5, “Assets and Liabilities Held For Sale,” for further discussion.
Through a multi-year partnership with West, Nasdaq will continue to provide eligible Nasdaq-listed clients with access to public relations, webcasting and webhosting products and services as part of the terms of the transaction.
As part of the terms of the transaction, we will provide transition services to West, such as technology, finance and facilities related services for a period of time, and the compensation received for such transition services will be reflected as a reduction to the underlying expenses incurred by Nasdaq to provide such transition services.
* * * * * *
2017 Acquisitions

	Purchase Consideration	Total Net Liabilities Acquired	Total Net Deferred Tax Liability	Acquired Intangible Assets	Goodwill
	(in millions)
eVestment	$744	$(10)	$(104)	$405	$453

The amounts in the table above represent the preliminary allocation of purchase price as of June 30, 2018 and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values, which may include tax and other estimates, during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.
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
Discount Rates
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
Pro Forma Results and Acquisition-related Costs
The condensed consolidated financial statements for the three and six months ended June 30, 2018 and 2017 include the financial results of the above 2017 acquisitions from the date of each acquisition. Pro forma financial results have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.
Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.
5. Assets and Liabilities Held For Sale
In September 2017, we commenced a process to evaluate strategic alternatives for our Public Relations Solutions and Digital Media Services businesses within our Corporate Solutions business as part of our strategic refinement and subsequently committed to a plan to divest these businesses.

The Corporate Solutions business is part of our Corporate Services segment. The Public Relations Solutions and Digital Media Services businesses included the following products and services:

•	Nasdaq GlobeNewswire;

•	Nasdaq Influencers;

•	Nasdaq Media Intelligence;

•	Nasdaq IR Websites and Newsrooms; and

•	Nasdaq Webcasts.
We determined that we met all of the criteria to classify the assets and liabilities of these businesses as held for sale. The disposal of these businesses did not represent a strategic shift that would have a major effect on our operations and financial results and were, therefore, not classified as discontinued operations. As a result of this classification, the assets and liabilities of these businesses were separately presented within the Condensed Consolidated Balance Sheets as held for sale and were recorded at the lower of their carrying amount or fair value less costs to sell.
In January 2018, we entered into a definitive agreement to sell the above businesses for $335 million, subject to post-closing adjustments and, in April 2018, we completed the sale and recognized a pre-tax gain on the sale of $41 million, net of disposal costs ($19 million after tax). See “2018 Divestiture,” of Note 4, “Divestiture and Acquisitions,” for further discussion.

Based on the sales price in the agreement, no impairment charge was recorded at the time of the sale as the carrying amount of the net assets was less than the sales price in the agreement less costs to sell.
The carrying amounts of the major classes of assets and liabilities that were classified as held for sale at December 31, 2017 in the Condensed Consolidated Balance Sheets were as follows:

December 31, 2017
(in millions)
Receivables, net	$27
Property and equipment, net	21
Goodwill (1)	202
Intangible assets, net(2)	38
Other assets	9
Total assets held for sale	$297

Deferred tax liabilities	$16
Other current liabilities	29
Total liabilities held for sale	$45
____________

(1)	The assignment of goodwill was based on the relative fair value of the disposal group and the portion of the remaining reporting unit.
(2) Primarily represents customer relationships.
* * * * * *
6. Goodwill and Acquired Intangible Assets
Goodwill
The following table presents the changes in goodwill by business segment during the six months ended June 30, 2018:

	Market Services	Corporate Services	Information Services	Market Technology	Total
	(in millions)
Balance at December 31, 2017	$3,546	$490	$2,362	$188	$6,586
Reclassification of goodwill(1)	—	29	—	(29)	—
Foreign currency translation adjustment	(121)	(15)	(87)	(8)	(231)
Balance at June 30, 2018	$3,425	$504	$2,275	$151	$6,355
____________
(1) Concurrent with the realignment of our BWise corporate enterprise risk management solutions from our Market Technology segment to our Corporate Services segment, goodwill was reassigned to the Corporate Services segment using a relative fair value approach.

As of June 30, 2018, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $763 million.
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the six months ended June 30, 2018 and 2017; however, events such as extended economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	June 30, 2018				December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$65	$(26)	$39	8	$65	$(22)	$43	8
Customer relationships	1,708	(579)	1,129	18	1,708	(526)	1,182	18
Other	17	(5)	12	8	17	(4)	13	8
Foreign currency translation adjustment	(144)	60	(84)		(111)	46	(65)
Total finite-lived intangible assets	$1,646	$(550)	$1,096		$1,679	$(506)	$1,173
Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$—	$1,257		$1,257	$—	$1,257
Trade names	127	—	127		129	—	129
Licenses	52	—	52		52	—	52
Foreign currency translation adjustment	(181)	—	(181)		(143)	—	(143)
Total indefinite-lived intangible assets	$1,255	$—	$1,255		$1,295	$—	$1,295
Total intangible assets	$2,901	$(550)	$2,351		$2,974	$(506)	$2,468

Amortization expense for acquired finite-lived intangible assets was $28 million for the three months ended June 30, 2018, $22 million for the three months ended June 30, 2017, $56 million for the six months ended June 30, 2018, and $45 million for the six months ended June 30, 2017. Amortization expense increased in 2018 primarily due to additional amortization expense associated with acquired intangible assets in 2017. These amounts are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.
The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $84 million as of June 30, 2018) of acquired finite-lived intangible assets as of June 30, 2018 is as follows:

(in millions)
2018(1)	$56
2019	99
2020	98
2021	97
2022	94
2023 and thereafter	736
Total	$1,180
____________
(1) Represents the estimated amortization to be recognized for the remaining six months of 2018.

In April 2018, in connection with the sale of the Public Relations Solutions and Digital Media Services businesses, we recorded a $2 million pre-tax, non-cash write-off related to an indefinite-lived intangible asset trade name.
7. Investments
The following table presents the details of our investments:

	June 30, 2018	December 31, 2017
	(in millions)
Trading securities	$300	$221
Available-for-sale investment securities	13	14
Financial investments, at fair value	$313	$235

Equity method investments	$138	$131
Equity securities	$79	$152
Financial Investments, at Fair Value
Trading Securities
Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, are primarily comprised of highly rated European government debt securities, of which $153 million as of June 30, 2018 and $160 million as of December 31, 2017, are assets utilized to meet regulatory capital requirements, primarily for our clearing operations at Nasdaq Clearing.
Available-for-Sale Investment Securities
As of June 30, 2018 and December 31, 2017, available-for-sale investment securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, are primarily comprised of commercial paper debt securities. As of June 30, 2018 and December 31, 2017, the cumulative unrealized gains and losses on these securities were immaterial.
Equity Method Investments
As of June 30, 2018 and December 31, 2017, our equity method investments primarily included equity interests in OCC and EuroCCP N.V.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets.
Net income recognized from our equity interest in the earnings and losses of these equity method investments was $5 million for the three months ended June 30, 2018, $2 million for the three months ended June 30, 2017, $7 million for the six months ended June 30, 2018, and $6 million for the six months ended June 30, 2017.
Capital Contribution to OCC
In March 2015, OCC implemented a capital plan under which the options exchanges that are OCC’s stockholders contributed $150 million of new equity capital to OCC, committed to make future replenishment capital contributions under certain circumstances, and received commitments regarding future dividend payments and related matters. See “Other Commitments,” of Note 16, “Commitments, Contingencies and Guarantees,” for further discussion of our commitment to make future replenishment capital contributions. Nasdaq and ISE each contributed $30 million of new equity capital under the OCC capital plan. OCC adopted specific policies with respect to fees, customer refunds and stockholder dividends, which envision an annual dividend equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (such refunds are generally 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). In February 2016, the SEC approved the OCC capital plan and certain industry participants appealed that approval in the Federal Court Of Appeals. The Court of Appeals denied a requested stay, permitting OCC to pay a dividend which Nasdaq received in February 2016. In August 2017, the Court of Appeals remanded the case to the SEC for further examination of the record and an independent assessment by the SEC of the evidence OCC submitted. The Court directed that the SEC approval of the OCC capital plan remain in place during the SEC’s examination unless the SEC determined not to preserve it. The SEC has allowed OCC to preserve the capital plan, and in September 2017, OCC disbursed an annual dividend. Nasdaq, as the owner of two shares, received $10 million. There has been no final ruling by the SEC at this time, and there is no deadline for the SEC to issue its ruling.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of June 30, 2018, our equity securities primarily represent our 5% ownership interest in LCH.Clearnet Group Limited. As of December 31, 2017, our equity securities primarily represented our 5% ownership in Borsa Istanbul and our 5% ownership interest in LCH.Clearnet Group Limited. For the six months ended June 30, 2018, no impairment charges were recorded on our equity securities and there were no upward or downward adjustments recorded.
The Borsa Istanbul shares, which were issued to us in the first quarter of 2014, were part of the consideration received under a market technology agreement. This investment had a carrying amount of $75 million which was guaranteed to us via a put option negotiated as part of the market technology agreement. During the second quarter of 2018, we exercised the put option and we expect to receive cash consideration in installments through 2022.

8. Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the six months ended June 30, 2018 are reflected in the following table:

	Initial Listing Revenues	Annual Listings Revenues	Market Technology Revenues	Corporate Solutions and Other Revenues(2)	Information Services Revenues	Other(3)	Total
	(in millions)
Balance at December 31, 2017	$64	$3	$109	$37	$40	$34	$287
Additions	17	223	69	141	84	15	549
Revenue recognized	(12)	(112)	(84)	(140)	(51)	(21)	(420)
Reclassification of deferred revenue(1)	—	—	(11)	11	—	—	—
Translation adjustment	(2)	(1)	(7)	—	—	—	(10)
Balance at June 30, 2018	$67	$113	$76	$49	$73	$28	$406

____________
(1) Concurrent with the realignment of our BWise corporate enterprise risk management solutions from our Market Technology segment to our Corporate Services segment, deferred revenue was reassigned to the Corporate Services segment.
(2) Other revenues include the revenues from the Public Relations Solutions and Digital Media Services businesses through the date of sale (April 2018). See “2018 Divestiture,” of Note 4, “Divestiture and Acquisitions,” to the condensed consolidated financial statements for further discussion.

(3)	Other primarily includes revenues from listing of additional shares fees which are included in our Listing Services business.

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

* * * * * *
As of June 30, 2018, we estimate that our deferred revenue will be recognized in the following years:

	Initial Listing Revenues	Annual Listings Revenues	Market Technology Revenues	Corporate Solutions Revenues	Information Services Revenues	Other(2)	Total
	(in millions)
Fiscal year ended:
2018(1)	$13	$113	$30	$39	$52	$11	$258
2019	22	—	21	10	21	9	83
2020	14	—	18	—	—	6	38
2021	9	—	7	—	—	2	18
2022	6	—	—	—	—	—	6
2023 and thereafter	3	—	—	—	—	—	3
Total	$67	$113	$76	$49	$73	$28	$406

____________
(1) Represents deferred revenue that is anticipated to be recognized over the remaining six months of 2018.

(2)	Other primarily includes revenues from listing of additional shares fees which are included in our Listing Services business.

The timing of recognition of our deferred market technology revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.

9. Debt Obligations
The following table presents the changes in the carrying amount of our debt obligations during the six months ended June 30, 2018:

	December 31, 2017	Additions	Payments, Accretion and Other	June 30, 2018
Short-term debt:	(in millions)
Commercial paper	$480	$2,631	$(2,842)	$269
Senior unsecured floating rate notes due March 22, 2019(1)	498	—	1	499
Total short-term debt	978	2,631	(2,841)	768
Long-term debt:
5.55% senior unsecured notes due January 15, 2020	599	—	—	599
3.875% senior unsecured notes due June 7, 2021	716	—	(18)	698
4.25% senior unsecured notes due June 1, 2024	496	—	—	496
1.75% senior unsecured notes due May 19, 2023	712	—	(18)	694
3.85% senior unsecured notes due June 30, 2026	496	—	—	496
$400 million senior unsecured term loan facility due November 25, 2019 (average interest rate of 3.27% for the period January 1, 2018 through June 30, 2018)	100	—	—	100
$1 billion revolving credit commitment due April 25, 2022 (average interest rate of 2.74% for the period January 1, 2018 through June 30, 2018)	110	—	(114)	(4)
Total long-term debt	3,229	—	(150)	3,079
Total debt obligations	$4,207	$2,631	$(2,991)	$3,847
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
As of June 30, 2018, commercial paper notes in the table above reflect the aggregate principal amount, less the unamortized discount which is being accreted through interest expense over the life of the applicable notes. The original maturities of these notes range from 10 days to 62 days and the weighted-average maturity is 28 days. The weighted-average effective interest rate is 2.46% per annum.
Senior Unsecured Notes
Our senior unsecured notes were all issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of June 30, 2018, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable notes. Our senior unsecured notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations and they are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.
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

The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $18 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2018.
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
The 2023 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange rate risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $18 million noted in the “Payments, Accretion and Other” column in the table above reflects the translation of the 2023 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2018.
3.85% Senior Unsecured Notes
In June 2016, Nasdaq issued the 2026 Notes. The 2026 Notes pay interest semiannually at a rate of 3.85% per annum until June 30, 2026 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 5.85%.
Credit Facilities
As of June 30, 2018, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable credit facility. Nasdaq is permitted to repay borrowings under our credit facilities at any time in whole or in part, without penalty.
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
As of June 30, 2018, no amounts were outstanding on the 2017 Credit Facility. The $4 million credit balance represents unamortized debt issuance costs. Of the $1 billion that is available for borrowing, $271 million provides liquidity support for the commercial paper program and for a letter of credit. As such, as of June 30, 2018, the total remaining amount available under the 2017 Credit Facility was $729 million. See “Commercial Paper Program” above for further discussion of our commercial paper program.
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
As of June 30, 2018, the amount outstanding of $100 million is due upon maturity at November 25, 2019.
Other Credit Facilities
We also have credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Credit facilities, which are available in multiple currencies, totaled $218 million as of June 30, 2018 and $187 million as of December 31, 2017 in available liquidity, none of which was utilized.
Debt Covenants
As of June 30, 2018, we were in compliance with the covenants of all of our debt obligations.

10. Retirement Plans
Defined Contribution Savings Plan
We sponsor a 401(k) Plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $3 million for both the three months ended June 30, 2018 and 2017 and $7 million for both the six months ended June 30, 2018 and 2017.
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the Nasdaq Benefit Plans. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $5 million for the three months June 30, 2018, $4 million for the three months ended June 30, 2017, $11 million for the six months June 30, 2018, and $8 million for the six months ended June 30, 2017.
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
Summary of Share-Based Compensation Expense
The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2018 and 2017 in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Share-based compensation expense before income taxes	$18	$19	$33	$34
Income tax benefit	(5)	(8)	(9)	(14)
Share-based compensation expense after income taxes	$13	$11	$24	$20

Common Shares Available Under Our Equity Plan
As of June 30, 2018, we had approximately 10.9 million shares of common stock authorized for future issuance under our Equity Plan.
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
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the six months ended June 30, 2018:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value

Unvested balances at January 1, 2018	1,988,500	$57.34
Granted	484,750	$81.69
Vested	(646,994)	$46.87
Forfeited	(191,365)	$62.09
Unvested balances at June 30, 2018	1,634,891	$68.15
As of June 30, 2018, $64 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.9 years.
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
One-Year PSU Program
Under the one-year performance-based program, an employee may receive from 0.0% to 150.0% of the target amount granted, depending on the achievement of performance measures. These awards vest ratably on an annual basis over a three-year period commencing with the end of the one-year performance period. Compensation cost is recognized over the performance period and the three-year vesting period, taking into account an estimated forfeiture rate.
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
The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the three-year PSU program for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017

Weighted-average risk free interest rate(1)	2.36%	1.44%
Expected volatility(2)	18.7%	19.2%
Weighted-average grant date share price	$86.24	$69.45
Weighted-average fair value at grant date	$116.86	$81.57
____________

(1)	The risk-free interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

(2)
We use historic volatility for PSU awards issued under the three-year PSU program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the program.

In addition, the annual dividend assumption utilized in the Monte Carlo simulation model is based on Nasdaq’s dividend yield at the date of grant.
Summary of PSU Activity
The following table summarizes our PSU activity for the six months ended June 30, 2018:

	PSUs
	One-Year Program		Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value

Unvested balances at January 1, 2018	333,004	$61.39	1,009,958	$78.18
Granted	131,185	$80.29	484,075	$90.92
Vested	(6,702)	$49.40	(655,204)	$64.08
Forfeited	(22,037)	$60.69	—	$—
Unvested balances at June 30, 2018	435,450	$67.30	838,829	$96.55
As of June 30, 2018, $13 million of total unrecognized compensation cost related to the one-year PSU program is expected to be recognized over a weighted-average period of 1.5 years. For the three-year PSU program, $40 million of total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
The fair value of stock options is estimated using the Black-Scholes option-pricing model. Each grant has a 10-year life. In
January 2017, our CEO received 268,817 performance-based
non-qualified stock options which will vest annually over a three-year period, with each vesting contingent upon the achievement of annual performance parameters. On January 30, 2018, Nasdaq's management compensation committee and board of directors determined that the performance goal for 2017 was met, resulting in the settlement of the first one-third of the grant. There were no stock option awards granted during the six months ended June 30, 2018.

Summary of Stock Option Activity
A summary of stock option activity for the six months ended June 30, 2018 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2018	571,380	$43.84	5.40	$19
Exercised	(88,000)	24.51
Forfeited	(954)	34.53
Outstanding at June 30, 2018	482,426	$47.38	5.61	$21
Exercisable at June 30, 2018	303,214	$35.98	3.96	$17
We received net cash proceeds of $1 million from the exercise of 53,805 stock options for the three months ended June 30, 2018 and received net cash proceeds of $2 million from the exercise of 88,000 stock options for the six months ended June 30, 2018. We received net cash proceeds of $21 million from the exercise of 993,745 stock options for the three months ended June 30, 2017 and received net cash proceeds of $22 million from the exercise of 1,034,161 stock options for the six months ended June 30, 2017.
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on June 29, 2018 of $91.27 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $91.27 as of June 29, 2018, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of June 30, 2018 was 0.3 million and the weighted-average exercise price was $35.98. As of June 30, 2017, 0.4 million outstanding stock options were exercisable and the weighted-average exercise price was $23.98.
The total pre-tax intrinsic value of stock options exercised was $4 million for the three months ended June 30, 2018, $49 million for the three months ended June 30, 2017, $6 million for the six months ended June 30, 2018, and $51 million for the six months ended June 30, 2017.

ESPP
We have an ESPP under which approximately 2.0 million shares of our common stock have been reserved for future issuance as of June 30, 2018. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees which totaled $1 million for both the three months ended June 30, 2018 and 2017 and $2 million for both the six months ended June 30, 2018 and 2017.
12. Nasdaq Stockholders’ Equity
Common Stock
As of June 30, 2018, 300,000,000 shares of our common stock were authorized, 169,968,175 shares were issued and 164,503,404 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 5,464,771 shares of common stock in treasury as of June 30, 2018 and 4,932,402 shares as of December 31, 2017, most of which are related to shares of our common stock repurchased for the settlement of employee tax withholding obligations arising from the vesting of restricted stock.
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

The following table summarizes our share repurchase activity:

	Six Months Ended June 30,
	2018	2017

Number of shares of common stock repurchased	3,929,520	2,215,755
Average price paid per share	$86.58	$70.64
Total purchase price (in millions)	$340	$156
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled. As of June 30, 2018, the remaining amount authorized for share repurchases under the program was $386 million.

Other Repurchases of Common Stock
During the first six months of 2018, we repurchased 532,369 shares of our common stock in settlement of employee tax withholding obligations arising from the vesting of restricted stock.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of June 30, 2018 and December 31, 2017, no shares of preferred stock were issued or outstanding.

* * * * * *
Cash Dividends on Common Stock
During the six months ended June 30, 2018, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 30, 2018	$0.38	March 16, 2018	$63	March 30, 2018
March 26, 2018	0.44	June 15, 2018	73	June 29, 2018
			$136
The total amount paid of $136 million was recorded in retained earnings in the Condensed Consolidated Balance Sheets at June 30, 2018.
In July 2018, the board of directors declared a regular quarterly cash dividend of $0.44 per share on our outstanding common stock. The dividend is payable on September 28, 2018 to shareholders of record at the close of business on September 14, 2018. The estimated amount of this dividend is $72 million. In March 2018, the board of directors declared a regular quarterly cash dividend of $0.44 per share on our outstanding common stock which reflects a 16.0% increase from our prior quarterly cash dividend of $0.38. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
Our board of directors maintains a dividend policy with the intention to provide stockholders with regular and growing dividends over the long term as earnings and cash flow grow.

13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$162	$146	$339	$314
Denominator:
Weighted-average common shares outstanding for basic earnings per share	165,748,107	165,415,989	166,331,583	165,941,611
Weighted-average effect of dilutive securities:
Employee equity awards	1,651,497	3,072,316	1,812,437	3,410,429
Weighted-average common shares outstanding for diluted earnings per share	167,399,604	168,488,305	168,144,020	169,352,040
Basic and diluted earnings per share:
Basic earnings per share	$0.98	$0.88	$2.04	$1.89
Diluted earnings per share	$0.97	$0.87	$2.02	$1.85

Stock options to purchase 482,426 shares of common stock and 2,909,170 shares of restricted stock and PSUs were outstanding as of June 30, 2018. For the three months ended June 30, 2018, we included all of the outstanding stock options and 2,651,118 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the six months ended June 30, 2018, we included all of the outstanding stock options and 2,371,680 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining stock options, shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.
Stock options to purchase 640,449 shares of common stock and 4,108,802 shares of restricted stock and PSUs were outstanding as of June 30, 2017. For the three months ended June 30, 2017, we included 371,632 of the outstanding stock options and 3,829,256 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. For the six months ended June 30, 2017, we included 371,632 of the outstanding stock options and 3,474,721 shares of restricted stock and PSUs in the computation of diluted earnings per share, on a weighted-average basis, as their inclusion was dilutive. The remaining shares of restricted stock and PSUs are antidilutive, and as such, they were properly excluded.

14. Fair Value of Financial Instruments
The following tables present our financial assets that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017. We did not have any financial liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017.

	June 30, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial investments, at fair value	$313	$128	$185	$—
Default fund and margin deposit investments	1,607	54	1,553	—
Total	$1,920	$182	$1,738	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Financial investments, at fair value	$235	$135	$100	$—
Default fund and margin deposit investments	2,129	371	1,758	—
Total	$2,364	$506	$1,858	$—

As of June 30, 2018 and December 31, 2017, Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly highly rated European government debt securities. As of June 30, 2018 and December 31, 2017, Level 2 financial investments, at fair value were primarily comprised of trading securities, mainly time deposits, corporate bonds and European mortgage bonds. Of the Level 1 and Level 2 financial investments, at fair value, $153 million as of June 30, 2018 and $160 millio

n as of December 31, 2017 are assets utilized to meet regulatory capital requirements, primarily for our clearing operations at Nasdaq Clearing.
Our Level 1 default fund and margin deposit investments were primarily comprised of highly rated European government debt securities. Level 2 default fund and margin deposit investments were primarily comprised of central bank certificates and reverse repurchase agreements, as of June 30, 2018 and December 31, 2017.
See Note 15, “Clearing Operations,” for further discussion of default fund contributions and margin deposits.
There were no transfers between Level 1 and Level 2 of the fair value hierarchy as of June 30, 2018 and December 31, 2017.
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
Our investments in OCC and EuroCCP N.V. are accounted for under the equity method of accounting. Our investment in LCH.Clearnet Group Limited is accounted for using the measurement alternative as this investment does not have a readily determinable fair value. See “Equity Securities,” of Note 3, “Significant Accounting Policies Update,” and “Equity Method Investments,” and “Equity Securities,” of Note 7, “Investments,” for further discussion.
We also consider our debt obligations to be financial instruments. The fair value of our debt obligations, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $4.0 billion as of June 30, 2018 and $4.4 billion as of December 31, 2017. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. The fair value of our commercial paper approximates the carrying value since the rates of interest on this short-term debt approximate market rates as of June 30, 2018. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 9, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of June 30, 2018 and December 31, 2017, there were no non-financial assets measured at fair value on a non-recurring basis.
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

Default Fund Contributions and Margin Deposits
As of June 30, 2018, clearing member default fund contributions and margin deposits were as follows:

	June 30, 2018
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$427	$132	$559
Margin deposits	4,014	4,038	8,052
Total	$4,441	$4,170	$8,611

In accordance with its investment policy, of the total cash contributions of $4,441 million, Nasdaq Clearing has invested $913 million in highly rated European and U.S. government debt securities or central bank certificates with maturity dates primarily 90 days or less and $694 million in reverse repurchase agreements secured with highly rated government securities with maturity dates that range from 3 days to 22 days. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements. The remainder of this balance was held in cash in demand deposit accounts at central banks and large, highly rated financial institutions. Of the total default fund contributions of $559 million, Nasdaq Clearing can utilize $489 million as capital resources in the event of a counterparty default. The remaining balance of $70 million pertains to member posted surplus balances.
In the investment activity related to default fund and margin contributions, we are exposed to counterparty risk related to reverse repurchase agreement transactions, which reflect the risk that the counterparty might become insolvent and, thus, fail to meet its obligations to our clearinghouse. We mitigate this risk by only engaging in transactions with high credit quality reverse repurchase agreement counterparties and by limiting the acceptable collateral under the reverse repurchase agreement to high quality issuers, primarily government securities and other securities explicitly guaranteed by a government. The value of the underlying security is monitored during the lifetime of the contract and in the event the market value of the underlying security falls below the reverse repurchase amount our clearinghouse requires additional collateral or a reset of the contract.
Default Fund Contributions
Contributions made to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated government debt securities, time deposits, central bank certificates or reverse repurchase agreements with highly rated government debt securities as collateral. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of June 30, 2018, Nasdaq Clearing committed capital totaling $108 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing will serve to secure the obligations of a clearing member and may be used to cover losses sustained by a clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract traded and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, the estimated liability was nominal and no liability was recorded as of June 30, 2018.
The market value of derivative contracts outstanding prior to netting was as follows:

June 30, 2018
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$1,447
Fixed-income options and futures(1)(2)	763
Stock options and futures(1)(2)	260
Index options and futures(1)(2)	80
Total	$2,550
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

The total number of derivative contracts cleared through Nasdaq Clearing for the six months ended June 30, 2018 and 2017 was as follows:

	June 30, 2018	June 30, 2017
Commodity and seafood options, futures and forwards(1)	1,162,716	1,397,771
Fixed-income options and futures	11,286,397	10,160,127
Stock options and futures	11,940,062	13,526,164
Index options and futures	24,641,397	21,616,323
Total	49,030,572	46,700,385
____________

(1)	The total volume in cleared power related to commodity contracts was 577 Terawatt hours (TWh) for the six months ended June 30, 2018 and 647 TWh for the six months ended June 30, 2017.
The outstanding contract value of resale and repurchase agreements was $3.4 billion as of June 30, 2018 and $4.4 billion as of June 30, 2017. The total number of contracts cleared was 4,498,651 for the six months ended June 30, 2018 and was 3,953,901 for the six months ended June 30, 2017.
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
Liability Waterfall
The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by Nasdaq Clearing, which totaled $16 million as of June 30, 2018;

•	a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•	specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis;

•	senior capital contributed to each specific market by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $23 million as of June 30, 2018; and

•	mutualized default fund, which includes capital contributions of the clearing members on a pro-rata basis.
In addition to the capital held to withstand counterparty defaults described above, Nasdaq Clearing also has committed capital of $69 million to ensure that it can handle an orderly wind-down of its operation, and that it is adequately protected against investment, operational, legal, and business risks. If additional funds are needed after utilization of the mutualized default fund, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.
16. Commitments, Contingencies and Guarantees
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 15, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $12 million as of June 30, 2018 and $14 million as of December 31, 2017. As discussed in “Other Credit Facilities,” of Note 9, “Debt Obligations,” clearing-related credit facilities, which are available in multiple currencies, totaled $218 million as of June 30, 2018 and $187 million as of December 31, 2017, in available liquidity, none of which was utilized.
Execution Access is an introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of June 30, 2018, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. This clearing agreement ended on July 31, 2018, and has been replaced by a clearing agreement with the Industrial and Commercial Bank of China Financial Services LLC, or ICBC, where all trades have cleared since June 25, 2018. As a result, we also have contributed $15 million of clearing deposits to ICBC. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. In July 2018, the majority of the clearing deposit of $19 million which was contributed to Cantor Fitzgerald has been reimbursed. Some of the trading activity in Execution Access is cleared by ICBC through the Fixed Income Clearing Corporation, with ICBC acting as agent. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is at least one business day (or more, if specified by the U.S. Treasury issuance calendar). Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk. Daily position trading limits are also enforced for such counterparties.
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
Other Guarantees
We have provided other guarantees of $2 million as of June 30, 2018 and $3 million as of December 31, 2017. These guarantees are primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain market technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.
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
Escrow Agreements
In connection with prior acquisitions, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. As of June 30, 2018, these escrow agreements provide for future payment of $13 million, of which $9 million is included in other current liabilities and $4 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheets.
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
Other Commitments
We have a 40.0% ownership in OCC. Under the OCC's capital plan, the OCC shareholders have committed to contribute up to $200 million in equity capital if certain capital thresholds are breached, including up to $80 million to be contributed by Nasdaq. See “Equity Method Investments,” of Note 7, “Investments,” for further discussion of our equity method investment in OCC.
Legal and Regulatory Matters
As previously disclosed, we are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Exchange Act and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. The plaintiffs seek injunctive and monetary relief of an unspecified amount. We filed a motion to dismiss the amended complaint on November 3, 2014. In response, the plaintiffs filed a second amended complaint on November 24, 2014, which names the same defendants and alleges essentially the same violations. We then filed a motion to dismiss the second amended complaint on January 23, 2015. On August 26, 2015, the district court entered an order dismissing the second amended complaint in its entirety with prejudice, concluding that most of the plaintiffs’ theories were foreclosed by absolute immunity and in any event that the plaintiffs failed to state any claim. The plaintiffs appealed the judgment of dismissal to the United States Court of Appeals for the Second Circuit. On December 19, 2017, the Second Circuit issued an opinion vacating the district court’s judgment of dismissal and remanding to the district court for further proceedings. The exchanges filed a petition before the Second Circuit seeking panel or en banc rehearing on January 31, 2018, which the Second Circuit denied on March 13, 2018. On May 18, 2018, the exchanges filed a motion to dismiss the amended complaint, raising issues not addressed in the proceedings to date. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe that the claims are without merit and will continue to litigate vigorously.
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
17. Income Taxes
We use the asset and liability method to determine income taxes on all transactions recorded in the consolidated financial statements. Deferred tax assets (net of valuation allowances) and deferred tax liabilities are presented net by jurisdiction as either a non-current asset or liability in our Condensed Consolidated Balance Sheets, as appropriate. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are realized. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount that is more likely than not to be realized. As of June 30, 2018 and December 31, 2017, net deferred tax assets are included in other non-current assets in the Condensed Consolidated Balance Sheets.
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
The following table shows our income tax provision and effective tax rate:

	Three Months Ended June 30,		Percentage Change
	2018	2017
	($ in millions)
Income tax provision	$126	$65	93.8%
Effective tax rate	43.8%	30.8%
	Six Months Ended June 30,		Percentage Change
	2018	2017
	($ in millions)
Income tax provision	$188	$113	66.4%
Effective tax rate	35.7%	26.5%
The higher effective tax rate in the second quarter and first six months of 2018 when compared with the same periods in 2017 is primarily due to the reversal of certain Swedish tax benefits recorded in prior periods and the tax expense associated with the sale of the Public Relations Solutions and Digital Media Services businesses. Also, we recorded a lower recognition of excess tax benefits associated with the vesting of employee share-based compensation arrangements in the first six months of 2018 compared to the same period in 2017. These increases are partially offset by a decrease in tax expense due to the reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018.

The effective tax rate may also vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2012 through 2015 are currently under examination by the Internal Revenue Services and we are subject to examination by the Internal Revenue Service for 2016. Several state tax returns are currently under examination by the respective tax authorities for the years 2005 through 2016. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2009 through 2016. Although the results of such examinations may have an impact on our unrecognized tax benefits, we do not anticipate that such impact will be material to our consolidated financial position or results of operations. In addition, we anticipate that the amount of unrecognized tax benefits as of June 30, 2018 will decrease in the next twelve months as we expect to settle certain tax audits.
The Swedish Tax Agency has disallowed certain interest expense deductions for the years 2013 - 2016. We appealed to the Lower Administrative Court for the years 2013 - 2015. In the first quarter of 2018, the Lower Administrative Court denied our appeal. We have appealed to the Administrative Court of Appeal. Through March 31, 2018, we had recorded tax benefits of $57 million associated with this matter. We continue to pay all assessments from the Swedish Tax Agency while this matter is pending and have paid $40 million through June 30, 2018. In the second quarter of 2018, the Administrative Court of Appeal decided similar cases against other taxpayers. Although we continue to assert the validity of these interest expense deductions, the decisions of the court lead us to conclude that we can no longer assert that we are more than likely to be successful in our appeal. As such, in the second quarter of 2018, we recorded tax expense of $41 million, or $0.24 per diluted share, which is net of any related U.S. tax benefits and reflects the impact of foreign currency translation. We expect to record future quarterly net tax expense of $1 million related to this matter.
The Tax Cuts and Jobs Act was enacted on December 22, 2017 and was effective January 1, 2018. The new legislation contains several key provisions, including a reduction of the U.S. corporate income tax rate from 35% to 21%. We were required to remeasure all of our U.S. deferred tax assets and liabilities as of December 22, 2017 and record the impact of such remeasurement in our 2017 financial statements. For the year ended December 31, 2017, we recorded a decrease to tax expense of $89 million, substantially all of which reflects the estimated impact associated with the remeasurement of our net U.S. deferred tax liability at the lower U.S. federal corporate income tax rate. The Tax Cuts and Jobs Act also imposes a transition tax on unremitted aggregate accumulated earnings of non-U.S. subsidiaries, which did not impact us.

SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” has provided guidance which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2017, we recorded a provisional estimate of the effects of the new legislation. In the first quarter of 2018, we recorded an increase to tax expense of $5 million, which reflects the reduced federal tax benefit associated with state unrecognized tax benefits. We will continue to analyze the Tax Cuts and Jobs Act and related accounting guidance and interpretations in order to finalize any impacts within the measurement period.
On January 1, 2018, we adopted Topic 220. See “Recent Accounting Pronouncements,” of Note 2, “Basis of Presentation and Principles of Consolidation,” for further discussion of this standard. As a result of the adoption of this standard, in the first quarter of 2018, we recorded a reclassification of $142 million for stranded tax effects related to the Tax Cuts and Jobs Act from accumulated other comprehensive loss to retained earnings within stockholders’

equity in the Condensed Consolidated Balance Sheets. Of the $142 million of stranded tax effects, $135 million relates to the effect on net foreign currency translation gains and losses and $7 million relates to the effect on employee benefit plan adjustment gains and losses.
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
* * * * * *
The following table presents certain information regarding our operating segments for the three and six months ended June 30, 2018 and 2017:

	Market Services	Corporate Services	Information Services	Market Technology	Corporate Items	Consolidated
	(in millions)
Three Months Ended June 30, 2018
Total revenues	$649	$131	$175	$66	$6	$1,027
Transaction-based expenses	(412)	—	—	—	—	(412)
Revenues less transaction-based expenses	237	131	175	66	6	615
Operating income (loss)	$134	$37	$112	$9	$(23)	$269
Three Months Ended June 30, 2017
Total revenues	$620	$122	$144	$58	$50	$994
Transaction-based expenses	(398)	—	—	—	—	(398)
Revenues less transaction-based expenses	222	122	144	58	50	596
Operating income (loss)	$121	$37	$105	$14	$(35)	$242
Six Months Ended June 30, 2018
Total revenues	$1,384	$264	$348	$126	$56	$2,178
Transaction-based expenses	(897)	—	—	—	—	(897)
Revenues less transaction-based expenses	487	264	348	126	56	1,281
Operating income (loss)	$281	$80	$225	$11	$(56)	$541
Six Months Ended June 30, 2017
Total revenues	$1,226	$244	$282	$114	$97	$1,963
Transaction-based expenses	(786)	—	—	—	—	(786)
Revenues less transaction-based expenses	440	244	282	114	97	1,177
Operating income (loss)	$241	$74	$207	$25	$(59)	$488

Certain amounts are allocated to corporate items in our management reports based on the decision that those activities should not be used to evaluate the segment’s ongoing operating performance. We have included in corporate items the revenues and expenses of the Public Relations Solutions and Digital

Media Services businesses which were part of the Corporate Solutions business within our Corporate Services segment as these businesses were sold in April 2018. See “2018 Divestiture,” of Note 4, “Divestiture and Acquisitions,” for

further discussion. In addition, the following items are allocated to corporate items for segment reporting purposes:
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
Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed a divestiture and a number of acquisitions in recent years which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. Accordingly, we do not allocate these costs for purposes of disclosing segment results because they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance.
Other significant items: We have excluded certain other charges or gains that are the result of other non-comparable events to measure operating performance. For the three and six months ended June 30, 2018, other significant items included a sales and use tax charge which related to prior periods. For the six months ended June 30, 2018, other significant items also included a sublease loss reserve charge recorded on space we currently occupy due to excess capacity. For the three and six months ended June 30, 2017, other significant items included loss on extinguishment of debt. We believe the exclusion of such amounts allows management and investors to better understand the financial results of Nasdaq.

* * * * * *
A summary of our corporate items is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
Revenues - divested businesses	$6	$50	$56	$97
Expenses:
Amortization expense of acquired intangible assets	28	22	56	45
Merger and strategic initiatives expense	(10)	11	—	17
Extinguishment of debt	—	10	—	10
Expenses - divested businesses	8	42	51	84
Other	3	—	5	—
Total expenses	29	85	112	156
Operating loss	$(23)	$(35)	$(56)	$(59)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
Business Overview
We are a leading provider of trading, clearing, marketplace technology, regulatory, securities listing, information and public and private company services. Our global offerings are diverse and include trading and clearing across multiple asset classes, trade management services, market data products, financial indexes, capital formation solutions, corporate solutions, and market technology products and services. Our technology powers markets across the globe, supporting equity derivative trading, clearing and settlement, cash equity trading, fixed income trading, trading surveillance and many other functions.
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

•
the demand for information about, or access to, our markets, which is dependent on the products we trade, our importance as a liquidity center, and the quality and pricing of our market data and trade management services;

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
The current consensus forecast for gross domestic product growth for the U.S. is 2.9% in 2018 and 2.6% in 2019 and the Eurozone is 2.2% in 2018 and 1.8% in 2019. U.S. growth forecasts for 2018 have continued to rise since the middle of 2017 and are currently 0.6 percentage points higher than the lowest forecast of 2.3% in July 2017. Growth forecasts for the Eurozone in 2018 had been steadily rising since an estimate of 1.5% at the start of 2017, but have fallen by 0.2 percentage points in recent months. While growth is accelerating, there are a number of significant structural and political issues continuing to impact the global economy. In the U.S., the yield curve continues to flatten as the Federal Reserve continues to tighten monetary policy. Volatility and trading volumes remained elevated in the second quarter of 2018 compared with the same period in 2017, although both were lower compared to the first quarter of 2018.
In the U.S., the second quarter of 2018 was a strong quarter for IPOs, with 56 IPOs on The Nasdaq Stock Market compared with 36 in the second quarter of 2017. In addition, there were 22 IPOs in the second quarter of 2018 on the exchanges that comprise Nasdaq Nordic and Nasdaq Baltic compared with 39 in the second quarter of 2017. Additional impacts on our business drivers include the international enactment and implementation of legislative and regulatory initiatives, notably MiFID II in Europe, the evolution of market participants’ trading and investment strategies, and the continued rapid progression and deployment of new technology in the financial services industry. The business environment that influences our financial performance in 2018 may be characterized as follows:

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Market Services
Equity Derivative Trading and Clearing
U.S. equity options
Total industry average daily volume (in millions)	17.0	14.8	18.2	14.7
Nasdaq PHLX matched market share	15.6%	16.8%	15.8%	17.0%
The Nasdaq Options Market matched market share	9.2%	9.8%	9.6%	9.6%
Nasdaq BX Options matched market share	0.4%	0.7%	0.5%	0.7%
Nasdaq ISE Options matched market share	8.6%	9.0%	8.5%	9.3%
Nasdaq GEMX Options matched market share	4.5%	4.9%	4.6%	5.3%
Nasdaq MRX Options matched market share	0.1%	0.2%	0.1%	0.1%
Total matched market share executed on Nasdaq’s exchanges	38.4%	41.4%	39.1%	42.0%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts(1)	365,204	376,280	359,846	356,603
Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	6.86	6.85	7.23	6.85
Matched share volume (in billions)	83.8	79.4	172.4	154.1
The Nasdaq Stock Market matched market share	15.2%	14.4%	15.1%	14.2%
Nasdaq BX matched market share	3.1%	3.2%	3.2%	2.9%
Nasdaq PSX matched market share	0.8%	0.8%	0.8%	0.9%
Total matched market share executed on Nasdaq’s exchanges	19.1%	18.4%	19.1%	18.0%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	33.4%	33.9%	33.5%	34.4%
Total market share(2)	52.5%	52.3%	52.6%	52.4%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	623,555	594,901	637,820	549,501
Total average daily value of shares traded (in billions)	$5.8	$5.7	$5.9	$5.3
Total market share executed on Nasdaq’s exchanges	66.9%	65.7%	68.2%	65.3%
FICC
Fixed Income
U.S. fixed income notional trading volume (in billions)	$4,134	$4,755	$9,290	$9,796
Total average daily volume of Nasdaq Nordic and Nasdaq Baltic fixed income contracts	124,539	118,234	128,476	114,748
Commodities
Power contracts cleared (TWh)(3)	305	268	577	647
Corporate Services
Initial public offerings
The Nasdaq Stock Market	56	36	93	53
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	22	39	35	50
Total new listings
The Nasdaq Stock Market(4)	89	64	151	106
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(5)	29	45	44	61
Number of listed companies
The Nasdaq Stock Market(6)	3,004	2,912	3,004	2,912
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(7)	1,008	945	1,008	945
Information Services
Number of licensed ETPs	347	316	347	316
ETP assets under management tracking Nasdaq indexes (in billions)	$187	$147	$187	$147
Market Technology
Order intake (in millions)(8)	$64	$50	$109	$92
Total order value (in millions)(9)	$714	$684	$714	$684

____________

(1)	Includes Finnish option contracts traded on Eurex.

(2)	Includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.

(3)	Transactions executed on Nasdaq Commodities or OTC and reported for clearing to Nasdaq Commodities measured by Terawatt hours (TWh).

(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETPs.

(5)	New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.

(6)	Number of total listings on The Nasdaq Stock Market at period end, including 380 ETPs as of June 30, 2018 and 345 as of June 30, 2017.

(7)	Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North at period end.

(8)	Total contract value of orders signed during the period.

(9)
Represents total contract value of signed orders that are yet to be recognized as revenue. Market technology deferred revenue, as discussed in Note 8, “Deferred Revenue,” to the condensed consolidated financial statements, represents consideration received that is yet to be recognized as revenue for these signed orders. Total order value for the three and six months ended June 30, 2017 was restated as a result of the adoption of Topic 606.

* * * * * *
Financial Summary
The following table summarizes our financial performance for the three and six months ended June 30, 2018 when compared with the same periods in 2017. The comparability of our results of operations between reported periods is impacted by the divestiture of the Public Relations Solutions and Digital Media Services businesses in April 2018 and the acquisition of eVestment in October 2017. See Note 4, “Divestiture and Acquisitions,” to the condensed consolidated financial statements for further discussion of these transactions. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017		2018	2017
	(in millions, except per share amounts)			(in millions, except per share amounts)
Revenues less transaction-based expenses	$615	$596	3.2%	$1,281	$1,177	8.8%
Operating expenses	346	354	(2.3)%	740	689	7.4%
Operating income	269	242	11.2%	541	488	10.9%
Interest expense	(37)	(36)	2.8%	(75)	(73)	2.7%
Gain on divestiture of businesses, net of disposal costs	41	—	N/M	41	—	N/M
Income before income taxes	288	211	36.5%	527	427	23.4%
Income tax provision	126	65	93.8%	188	113	66.4%
Net income attributable to Nasdaq	$162	$146	11.0%	$339	$314	8.0%
Diluted earnings per share	$0.97	$0.87	11.5%	$2.02	$1.85	9.2%
Cash dividends declared per common share	$—	$0.38	(100.0)%	$0.82	$0.70	17.1%
_______
N/M - Not meaningful.
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

Segment Operating Results
The following table shows our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017		2018	2017
	(in millions)			(in millions)
Market Services	$649	$620	4.7%	$1,384	$1,226	12.9%
Transaction-based expenses	(412)	(398)	3.5%	(897)	(786)	14.1%
Market Services revenues less transaction-based expenses	237	222	6.8%	487	440	10.7%
Corporate Services	131	122	7.4%	264	244	8.2%
Information Services	175	144	21.5%	348	282	23.4%
Market Technology	66	58	13.8%	126	114	10.5%
Other revenues	6	50	(88.0)%	56	97	(42.3)%
Total revenues less transaction-based expenses	$615	$596	3.2%	$1,281	$1,177	8.8%

The following charts show our Market Services, Corporate Services, Information Services and Market Technology segments as a percentage of our total revenues less transaction-based expenses of $615 million for the three months ended June 30, 2018, $596 million for the three months ended June 30, 2017, $1,281 million for the six months ended June 30, 2018, and $1,177 million for the six months ended June 30, 2017:

MARKET SERVICES
The following table shows total revenues, transaction-based expenses, and total revenues less transaction-based expenses from our Market Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017		2018	2017
	(in millions)			(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$201	$191	5.2%	$431	$382	12.8%
Transaction-based expenses:
Transaction rebates	(119)	(115)	3.5%	(256)	(228)	12.3%
Brokerage, clearance and exchange fees(1)	(10)	(9)	11.1%	(26)	(20)	30.0%
Equity derivative trading and clearing revenues less transaction-based expenses	72	67	7.5%	149	134	11.2%
Cash Equity Trading Revenues(2)	351	333	5.4%	755	652	15.8%
Transaction-based expenses:
Transaction rebates	(187)	(185)	1.1%	(396)	(367)	7.9%
Brokerage, clearance and exchange fees(2)	(93)	(84)	10.7%	(213)	(160)	33.1%
Cash equity trading revenues less transaction-based expenses	71	64	10.9%	146	125	16.8%
FICC Revenues	24	24	—%	50	49	2.0%
Transaction-based expenses:
Transaction rebates	(2)	(4)	(50.0)%	(5)	(9)	(44.4)%
Brokerage, clearance and exchange fees	(1)	(1)	—%	(1)	(2)	(50.0)%
FICC revenues less transaction-based expenses	21	19	10.5%	44	38	15.8%
Trade Management Services Revenues	73	72	1.4%	148	143	3.5%
Total Market Services revenues less transaction-based expenses	$237	$222	6.8%	$487	$440	10.7%
____________

(1)
Includes Section 31 fees of $9 million in the second quarter of 2018, $23 million in the first six months of 2018, $9 million in the second quarter of 2017, and $18 million in the first six months of 2017. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

(2)
Includes Section 31 fees of $89 million in the second quarter of 2018, $204 million in the first six months of 2018, $80 million in the second quarter of 2017, and $152 million in the first six months of 2017. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

Equity Derivative Trading and Clearing Revenues
Equity derivative trading and clearing revenues and equity derivative trading and clearing revenues less transaction-based expenses increased in the second quarter and first six months of 2018 compared with the same periods in 2017.
The increases were primarily due to higher U.S. industry trading volumes, partially offset by a decrease in our overall U.S. matched market share. Further impacting the increase in equity derivative trading revenues in the first six months of 2018 were higher Section 31 pass-through fees.
Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses. In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. The increase in the first six months of 2018 compared with the same period in 2017 was primarily due to higher dollar value traded, partially offset by lower SEC fee rates.
Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the second quarter and first six months of 2018 compared with the same periods in 2017 primarily due to higher U.S. industry trading volumes, partially offset by a decrease in our overall U.S. matched market share.
Brokerage, clearance and exchange fees increased in the second quarter and first six months of 2018 compared with the same periods in 2017 primarily due to higher Section 31 pass-through fees associated with higher U.S. industry trading volumes.
Cash Equity Trading Revenues
Cash equity trading revenues and cash equity trading revenues less transaction-based expenses increased in the second quarter and first six months of 2018 compared with the same periods in 2017.
The increases in cash equity trading revenues were primarily due to:

•	an increase in our overall U.S. matched market share executed on Nasdaq's exchanges; and

•	an increase in Section 31 pass-through fees, partially offset by;

•	a decrease in the U.S. average capture rate.
Further impacting the increase in cash equity trading revenues for the first six months of 2018 was higher U.S. trading volumes.
The increases in cash equity trading revenues less transaction-based expenses were primarily due to:

•	an increase in our overall U.S. matched market share executed on Nasdaq's exchanges; and

•	an increase in the U.S. average net capture rate.
The increases in the first six months of 2018 for both cash equity trading revenues and cash equity trading revenues less transaction-based expenses were also due to a favorable impact from foreign exchange of $4 million.
Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. The increases in Section 31 fees in the second quarter and first six months of 2018 compared with the same periods in 2017 were primarily due to higher dollar value traded on Nasdaq’s exchanges, partially offset by lower SEC fee rates.
Transaction rebates increased in the second quarter and first six months of 2018 compared with the same periods in 2017. For The Nasdaq Stock Market, Nasdaq PSX and Nasdaq Canada, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The increases were primarily due to an increase in our overall U.S. matched market share executed on Nasdaq’s exchanges.
Brokerage, clearance and exchange fees increased in the second quarter and first six months of 2018 compared with the same periods in 2017 primarily due to higher Section 31 pass-through fees, as discussed above.
FICC Revenues
FICC revenues for the second quarter of 2018 were flat and increased in the first six months of 2018 compared with the same periods in 2017. FICC revenues less transaction-based expenses increased in the second quarter and first six months of 2018 compared with the same periods in 2017. The increases were primarily due to higher net revenues at NFX. The increase in the first six months was also due to a favorable impact from foreign exchange of $3 million.
Trade Management Services Revenues
Trade management services revenues increased in the second quarter and first six months of 2018 compared with the same periods in 2017 primarily due to an increase in revenues from customer demand for third party connectivity. The increase in the first six months was also due to a favorable impact from foreign exchange of $2 million.
* * * * * *
CORPORATE SERVICES
The following table shows revenues from our Corporate Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017		2018	2017
	(in millions)			(in millions)
Corporate Services:
Corporate Solutions	$59	$57	3.5%	$120	$114	5.3%
Listing Services	72	65	10.8%	144	130	10.8%
Total Corporate Services	$131	$122	7.4%	$264	$244	8.2%

Corporate Solutions Revenues
Corporate solutions revenues increased in the second quarter of 2018 compared with the same period in 2017 primarily due to an increase in board & leadership revenues and a favorable impact from foreign exchange of $1 million. Corporate solutions revenues increased in the first six months of 2018 compared with the same period in 2017 primarily due to an increase in board & leadership and governance, risk and compliance revenues and a favorable impact from foreign exchange of $3 million.
Listing Services Revenues
Listing services revenues increased in the second quarter and first six months of 2018 compared with the same periods in

2017 primarily due to higher U.S. annual listing fee revenues, partially offset by a decrease in U.S. listing of additional shares fees as a result of our all-inclusive annual listing fee program. The increase in the first six months was also due to a favorable impact from foreign exchange of $2 million.
* * * * * *
INFORMATION SERVICES
The following table shows revenues from our Information Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017		2018	2017
	(in millions)			(in millions)
Information Services:
Market Data	$98	$90	8.9%	$197	$180	9.4%
Index	50	43	16.3%	100	82	22.0%
Investment Data & Analytics	27	11	145.5%	51	20	155.0%
Total Information Services	$175	$144	21.5%	$348	$282	23.4%

Market Data Revenues
Market data revenues increased in both the second quarter and first six months of 2018 compared with the same periods in 2017 primarily due to growth in proprietary market data products revenues and collections relating to unreported usage. The increase in the second quarter also included a favorable impact from foreign exchange of $2 million and the increase in the first six months included a favorable impact from foreign exchange of $4 million.
Index Revenues
Index revenues increased in both the second quarter and first six months of 2018 compared with the same periods in 2017 primarily due to higher assets under management in ETPs linked to Nasdaq indexes and higher licensing revenues from futures trading volume related to the Nasdaq 100 Index.
Investment Data & Analytics Revenues
Investment data & analytics revenues increased in both the second quarter and first six months of 2018 compared with the same periods in 2017 primarily due to the inclusion of revenues associated with the acquisition of eVestment.
* * * * * *
MARKET TECHNOLOGY
The following table shows revenues from our Market Technology segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017		2018	2017
	(in millions)			(in millions)
Market Technology	$66	$58	13.8%	$126	$114	10.5%

Market Technology Revenues
Market technology revenues increased in both the second quarter and first six months of 2018 compared with the same periods in 2017 primarily due to an increase in delivery and support revenues and higher software as a service revenues. The increase in the first six months was also due to an increase in change request revenues.
* * * * * *
OTHER REVENUES
Other revenues include the revenues from the Public Relations Solutions and Digital Media Services businesses which were sold in April 2018. Prior to the sale date, these revenues were included in our Corporate Solutions business. See “2018 Divestiture,” of Note 4, “Divestiture and Acquisitions,” to the condensed consolidated financial statements for further discussion.

Expenses
Operating Expenses
The following table shows our operating expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017		2018	2017
	(in millions)			(in millions)
Compensation and benefits	$173	$161	7.5%	$370	$322	14.9%
Professional and contract services	34	36	(5.6)%	71	72	(1.4)%
Computer operations and data communications	30	30	—%	62	60	3.3%
Occupancy	23	23	—%	49	46	6.5%
General, administrative and other	25	30	(16.7)%	47	49	(4.1)%
Marketing and advertising	10	8	25.0%	19	15	26.7%
Depreciation and amortization	53	47	12.8%	106	92	15.2%
Regulatory	8	8	—%	16	16	—%
Merger and strategic initiatives	(10)	11	(190.9)%	—	17	(100.0)%
Total operating expenses	$346	$354	(2.3)%	$740	$689	7.4%

The increase in compensation and benefits expense in both the second quarter and first six months of 2018 was primarily due to overall higher compensation costs resulting from our 2017 acquisitions and higher compensation expense reflecting higher performance incentives, partially offset by lower compensation costs due to the sale of the Public Relations Solutions and Digital Media Services businesses. The increase in the second quarter also included an unfavorable impact from foreign exchange of $2 million and the increase in the first six months included an unfavorable impact from foreign exchange of $8 million.
Headcount decreased to 4,069 employees as of June 30, 2018 from 4,337 as of June 30, 2017 primarily due to the sale of the Public Relations Solutions and Digital Media Services businesses, partially offset by our acquisition of eVestment.
Professional and contract services expense decreased in the second quarter and first six months of 2018 primarily due to the sale of the Public Relations Solutions and Digital Media Services businesses, partially offset by additional expense associated with our 2017 acquisitions. The decrease in the first six months also included an unfavorable impact from foreign exchange of $2 million.
Computer operations and data communications expense was flat in the second quarter as higher market data feed costs due to higher volumes and higher software maintenance costs were offset by lower costs resulting from the sale of the Public Relations Solutions and Digital Media Services businesses. Computer operations and data communications expense increased in the first six months of 2018 primarily due to higher market data feed costs due to higher volumes and higher software maintenance costs, partially offset by lower costs resulting from the sale of the Public Relations Solutions and Digital Media Services businesses.

Occupancy expense was flat in the second quarter of 2018 as additional facility and rent costs associated with our 2017 acquisitions were offset by lower costs resulting from the sale of the Public Relations Solutions and Digital Media Services businesses. Occupancy expense increased in the first six months of 2018 primarily due to additional facility and rent costs associated with our 2017 acquisitions and higher costs associated with additional rental space, partially offset by lower costs from the sale of the Public Relations Solutions and Digital Media Services businesses.
The decrease in general, administrative and other expense in both the second quarter and first six months of 2018 was primarily due to a pre-tax charge of $10 million in the second quarter of 2017 which primarily included a make-whole redemption price premium paid on the early extinguishment of our 2018 Notes, partially offset by higher costs associated with our 2017 acquisitions, lower regulatory fine income and a sales and use tax charge.
Marketing and advertising expense increased in both the second quarter and first six months of 2018 primarily due to an increase in advertising spend.
The increase in depreciation and amortization expense in both the second quarter and first six months of 2018 was primarily due to additional amortization expense associated with software assets placed in service and acquired intangible assets related to our 2017 acquisitions.
The credit balance in merger and strategic initiative expense in the second quarter of 2018 relates to the reclass of costs incurred during the first quarter of 2018 to sell the Public Relations Solutions and Digital Media Services businesses. Since these businesses were sold during the second quarter of 2018, these costs have been included as a deduction to the gain on the sale of these businesses. Merger and strategic initiatives expense in the second quarter and first six months of 2017 was primarily related to our acquisition of ISE.
Non-operating Income and Expenses
The following table shows our non-operating income and expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017		2017	2016
	(in millions)			(in millions)
Interest income	$2	$2	—%	$5	$4	25.0%
Interest expense	(37)	(36)	2.8%	(75)	(73)	2.7%
Net interest expense	(35)	(34)	2.9%	(70)	(69)	1.4%
Gain on divestiture of businesses, net of disposal costs	41	—	N/M	41	—	N/M
Other investment income	8	1	700.0%	8	2	300.0%
Net income from unconsolidated investees	5	2	150.0%	7	6	16.7%
Total non-operating income (expenses)	$19	$(31)	(161.3)%	$(14)	$(61)	(77.0)%
_______
N/M - Not meaningful.
Interest Expense
The following table shows our interest expense:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2018	2017		2017	2016
	(in millions)			(in millions)
Interest expense on debt	$35	$34	2.9%	$70	$69	1.4%
Accretion of debt issuance costs and debt discount	2	1	100.0%	4	3	33.3%
Other bank and investment-related fees	—	1	(100.0)%	1	1	—%
Interest expense	$37	$36	2.8%	$75	$73	2.7%

See Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
Gain on Divestiture of Businesses, Net of Disposal Costs
In April 2018, we sold our Public Relations Solutions and Digital Media Services businesses, and recorded a pre-tax gain of $41 million, net of disposal costs ($19 million after tax). See “2018 Divestiture,” of Note 4, “Divestiture and Acquisitions,” to the condensed consolidated financial statements for further discussion.
Other Investment Income
Other investment income in the second quarter and first six months of 2018 primarily related to dividend income received on an equity security.
Net Income from Unconsolidated Investees
Net income from unconsolidated investees in the second quarter and first six months of 2018 and 2017 primarily relates to income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 7, “Investments,” to the condensed consolidated financial statements for further discussion of our equity method investments.

Tax Matters
The following table shows our income tax provision and effective tax rate:

	Three Months Ended June 30,		Percentage Change
	2018	2017
	($ in millions)
Income tax provision	$126	$65	93.8%
Effective tax rate	43.8%	30.8%
	Six Months Ended June 30,		Percentage Change
	2018	2017
	($ in millions)
Income tax provision	$188	$113	66.4%
Effective tax rate	35.7%	26.5%
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
Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed a divestiture and a number of acquisitions in recent years which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. Accordingly, we exclude these costs for purposes of calculating non-GAAP measures which provide a more meaningful analysis of Nasdaq’s ongoing operating performance or comparisons in Nasdaq’s performance between periods.
Other significant items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq. For the three and six months ended June 30, 2018, other significant items included the gain on divestiture of businesses, net of disposal costs which pertains to the sale of the Public Relations Solutions and Digital Media Services businesses and a sales and use tax charge which related to prior periods. For the six months ended June 30, 2018, other significant items also included a sublease loss reserve charge recorded on space we currently occupy due to excess capacity. For the three and six months ended June 30, 2017, other significant items included loss on extinguishment of debt and wind down costs associated with an equity method investment that was previously written off. We believe the exclusion of such amounts allows management and investors to better understand the financial results of Nasdaq.
Significant tax items: The adjustment to the income tax provision includes the tax impact of each non-GAAP adjustment. In addition, for the six months ended June 30, 2018, the adjustment to the income tax provision includes a $3 million increase to tax expense due to a remeasurement of our unrecognized tax benefits and for the three and six months ended June 30, 2017, includes a $4 million decrease to tax expense due to a remeasurement of our unrecognized tax benefits. Additional adjustments include the following items:

•
For the three and six months ended June 30, 2018, we recorded a reversal of previously recognized certain Swedish tax benefits. See Note 17, “Income Taxes,” to the condensed consolidated financial statements for further discussion.

•
The impact of the newly enacted U.S. tax legislation is related to the Tax Cuts and Jobs Act which was enacted on December 22, 2017. For the six months ended June 30, 2018, we recorded an increase to tax expense of $5 million, which reflects the reduced federal tax benefit associated with state unrecognized tax benefits. This amount may be refined in the future as new information becomes available.

•	For the six months ended June 30, 2018, we recorded excess tax benefits of $5 million related to employee share-based compensation which reflects the recognition

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

The following table represents reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except share and per share amounts)		(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$162	$0.97	$146	$0.87
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	28	0.17	22	0.13
Merger and strategic initiatives	(10)	(0.06)	11	0.07
Gain on divestiture of businesses, net of disposal costs	(41)	(0.24)	—	—
Extinguishment of debt	—	—	10	0.06
Other	3	0.02	2	0.01
Adjustment to the income tax provision to reflect non-GAAP adjustments and other tax items	15	0.08	(21)	(0.12)
Reversal of certain Swedish tax benefits	41	0.24	—	—
Total non-GAAP adjustments, net of tax	36	0.22	24	0.14

Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$198	$1.18	$170	$1.01
Weighted-average common shares outstanding for diluted earnings per share		167,399,604		168,488,305

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except share and per share amounts)		(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$339	$2.02	$314	$1.86
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	56	0.33	45	0.27
Merger and strategic initiatives	—	—	17	0.10
Gain on divestiture of businesses, net of disposal costs	(41)	(0.24)	—	—
Extinguishment of debt	—	—	10	0.06
Other	5	0.03	2	0.01
Adjustment to the income tax provision to reflect non-GAAP adjustments and other tax items	7	0.04	(33)	(0.19)
Reversal of certain Swedish tax benefits	41	0.24	—	—
Impact of newly enacted U.S. tax legislation	5	0.03	—	—
Excess tax benefits related to employee share-based compensation	(5)	(0.03)	(23)	(0.14)
Total non-GAAP adjustments, net of tax	68	0.40	18	0.11

Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$407	$2.42	$332	$1.97
Weighted-average common shares outstanding for diluted earnings per share		168,144,020		169,352,040

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
As of June 30, 2018, no amounts were outstanding on the 2017 Credit Facility. The $4 million credit balance represents unamortized debt issuance costs. Of the $1 billion that is available for borrowing, 271 million provides liquidity support for the commercial paper program and for a letter of credit. As such, as of June 30, 2018, the total remaining amount available under the 2017 Credit Facility was $729 million.
In the near term, we expect that our operations and the availability under our revolving credit commitment and commercial paper program will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends.
The value of various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, and commercial paper can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $(421) million as of June 30, 2018, compared with $276 million as of December 31, 2017, a decrease of $697 million. Current asset balance changes increased working capital by $217 million, with increases in default funds and margin deposits, financial investments, at fair value, receivables, net, and restricted cash, partially offset by decreases in assets held for sale, cash and cash equivalents, and other current assets. Current liability balance changes decreased working capital by $914 million, due to increases in default funds and margin deposits, short-term debt as our 2019 Notes became due within one year in March 2018, deferred revenue, Section 31 fees payable to the SEC, and other current liabilities, partially offset by decreases in accrued personnel costs, liabilities held for sale, and accounts payable and accrued expenses. Principal factors that could affect the availability of our internally-generated funds include:

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
Financial Assets
The following table summarizes our financial assets:

	June 30, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$322	$377
Restricted cash	34	22
Financial investments, at fair value	313	235
Total financial assets	$669	$634
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of June 30, 2018, our cash and cash equivalents of $322 million were primarily invested in bank deposits, money market funds and commercial paper. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of June 30, 2018 decreased $55 million from December 31, 2017, primarily due to:

•	repurchases of our common stock;

•	repayments made on commercial paper, net;

•	cash dividends paid on our common stock;

•	repayments of long-term debt;

•	net purchases of financial investments;

•	purchases of property and equipment; and

•	payments related to employee shares withheld for taxes, partially offset by;

•	net cash provided by operating activities; and

•	proceeds from divestiture of businesses, net.
See “Cash Flow Analysis” below for further discussion.
As of June 30, 2018 and December 31, 2017, restricted cash is restricted from withdrawal due to a contractual or regulatory requirement or is not available for general use. Restricted cash was $34 million as of June 30, 2018 and $22 million as of December 31, 2017, an increase of $12 million. The increase relates to an increase in regulatory capital requirements. Restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $98 million as of June 30, 2018 and $138 million as of December 31, 2017. The remaining balance held in the U.S. totaled $224 million as of June 30, 2018 and $239 million as of December 31, 2017.
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
Cash Dividends on Common Stock
The following table shows quarterly cash dividends paid per common share on our outstanding common stock:

	2018	2017
First quarter	$0.82	$0.32
Second quarter	—	0.38
Total	$0.82	$0.70
See “Cash Dividends on Common Stock,” of Note 12, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Financial Investments, at Fair Value
Our financial investments, at fair value totaled $313 million as of June 30, 2018 and $235 million as of December 31, 2017 and are primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $153 million as of June 30, 2018 and $160 million as of December 31, 2017 are assets utilized to meet regulatory capital requirements, primarily for our clearing operations at Nasdaq Clearing. See Note 7, “Investments,” to the condensed consolidated financial statements for further discussion of our trading investment securities.
* * * * * *
Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	June 30, 2018	December 31, 2017
		(in millions)
Short-term debt:
Commercial paper	Weighted-average maturity of 28 days	$269	$480
Senior unsecured floating rate notes(1)	March 2019	499	498
Total short-term debt		768	978
Long-term debt:
$400 million senior unsecured term loan facility	November 2019	100	100
5.55% senior unsecured notes	January 2020	599	599
3.875% senior unsecured notes	June 2021	698	716
$1 billion revolving credit commitment	April 2022	(4)	110
1.75% senior unsecured notes	May 2023	694	712
4.25% senior unsecured notes	June 2024	496	496
3.85% senior unsecured notes	June 2026	496	496
Total long-term debt		3,079	3,229
Total debt obligations		$3,847	$4,207
____________
(1) Balance was reclassified to short-term debt as of March 31, 2018.

In addition to the $1 billion revolving credit commitment and $400 million term loan facility, we also have other credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Other credit facilities, which are available in multiple currencies, totaled $218 million as of June 30, 2018 and $187 million as of December 31, 2017, in available liquidity, none of which was utilized.
As of June 30, 2018, we were in compliance with the covenants of all of our debt obligations.
See Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
* * * * * *
Clearing and Broker-Dealer Net Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of June 30, 2018, our required regulatory capital of $153 million is primarily comprised of highly rated European government debt securities that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access, NPM Securities, SMTX, and Nasdaq Capital Markets Advisory are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. The following table summarizes the net capital requirements for our broker-dealer subsidiaries as of June 30, 2018:

Broker-Dealer Subsidiaries	Total Net Capital	Required Minimum Net Capital	Excess Capital
	(in millions)
Nasdaq Execution Services	$16.8	$0.3	$16.5
Execution Access	34.0	0.3	33.7
NPM Securities	0.7	0.3	0.4
SMTX	2.6	0.3	2.3
Nasdaq Capital Markets Advisory	0.5	0.3	0.2
Other Capital Requirements
Nasdaq Execution Services
Nasdaq Execution Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with OCC.
* * * * * *
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Six Months Ended June 30,		Percentage Change
	2018	2017	2018 vs. 2017
	(in millions)
Net cash provided by (used in):
Operating activities	$654	$514	27.2%
Investing activities	151	(104)	(245.2)%
Financing activities	(835)	(464)	80.0%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(13)	10	(230.0)%
Net increase in cash and cash equivalents and restricted cash	(43)	(44)	(2.3)%
Cash and cash equivalents and restricted cash at beginning of period	399	418	(4.5)%
Cash and cash equivalents and restricted cash at end of period	$356	$374	(4.8)%

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $140 million for the six months ended June 30, 2018 compared with the same period in 2017. The increase was primarily due to a decrease in estimated tax payments resulting from the utilization of 2017 U.S. overpayments against 2018 estimated tax payments, higher Section 31 fees collected, lower compensation payments in the first six months of 2018 compared to the same period in 2017 primarily due to prior year performance and severance payments made in the first quarter 2017 related to our 2016 acquisitions, and cash flows related to our acquisition of eVestment in the fourth quarter of 2017.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2018 primarily consisted of proceeds from divestiture of businesses, net and proceeds from sales and redemptions of trading securities, partially offset by purchases of trading securities and purchases of property and equipment.
Net cash used in investing activities for the six months ended June 30, 2017 primarily consisted of purchases of trading securities and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.

Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2018 primarily consisted of $340 million related to the repurchase of our common stock, $211 million of repayments of commercial paper, net, $136 million related to cash dividends paid on our common stock, $115 million of repayment of our revolving credit commitment, and $43 million of payments related to employee shares withheld for taxes.
Net cash used in financing activities for the six months ended June 30, 2017 primarily consisted of repayment of long-term debt of $670 million, $156 million related to the repurchase of our common stock, $116 million related to cash dividends paid on our common stock, and $49 million of payments related to employee shares withheld for taxes, partially offset by proceeds from commercial paper of $494 million.
See Note 4, “Divestiture and Acquisitions,” to the condensed consolidated financial statements for further discussion of our divestiture and acquisitions.
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
* * * * * *
Contractual Obligations and Contingent Commitments
Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of June 30, 2018:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations by contract maturity(1)	$4,389	$887	$1,596	$807	$1,099
Minimum rental commitments under non-cancelable operating leases, net(2)	666	75	135	96	360
Purchase obligations(3)	25	12	13
Other obligations(4)	13	9	4	—	—
Total	$5,093	$983	$1,748	$903	$1,459
____________

(1)
Our debt obligations include both principal and interest obligations. As of June 30, 2018, an interest rate of 3.99% was used to compute the amount of the contractual obligations for interest on the 2016 Credit Facility and 2.86% was used to compute the amount of the contractual obligations for interest on the 2019 Notes. All other debt obligations were primarily calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount as of June 30, 2018. See Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

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

In addition, we have a 40.0% ownership in OCC. Under the OCC's capital plan, the OCC shareholders have committed to contribute up to $200 million in equity capital if certain capital thresholds are breached, including up to $80 million to be contributed by Nasdaq. See “Equity Method Investments,” of Note 7, “Investments,” to the condensed consolidated financial statements for further discussion of our equity method investment in OCC.

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
Financial Investments
As of June 30, 2018, our investment portfolio was primarily comprised of trading securities, mainly highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2018, the fair value of this portfolio would have declined by $4 million.
Debt Obligations
As of June 30, 2018, substantially all of our debt obligations are fixed-rate obligations. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the issuance of our 2019 Notes, borrowings under our 2017 Credit Facility and 2016 Credit Facility, and amounts outstanding from the sale of commercial paper under our commercial paper program, all of which have variable interest rates. As of June 30, 2018, we had principal amounts outstanding of $500 million on the 2019 Notes, $100 million under the 2016 Credit Facility, and $270 million of commercial paper. A hypothetical 100 basis points increase in interest rates on our outstanding 2019 Notes, the 2016 Credit Facility and our outstanding commercial paper would increase interest expense by approximately $9 million based on borrowings as of June 30, 2018.

Foreign Currency Exchange Rate Risk
As a leading global exchange group, we are subject to foreign currency transaction risk. Our primary exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and six months ended June 30, 2018 is presented in the following table:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended June 30, 2018
Average foreign currency rate to the U.S. dollar	1.1913	0.1153	#	N/A	N/A
Percentage of revenues less transaction-based expenses	9.4%	7.2%	5.0%	78.4%	100.0%
Percentage of operating income	14.2%	(0.4)%	(5.7)%	91.9%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(6)	$(4)	$(3)	$—	$(13)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$—	$(1)	$—	$(5)

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Six Months Ended June 30, 2018
Average foreign currency rate to the U.S. dollar	1.2098	0.1191	#	N/A	N/A
Percentage of revenues less transaction-based expenses	9.5%	7.6%	5.4%	77.5%	100.0%
Percentage of operating income	14.9%	0.2%	(5.8)%	90.7%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(12)	$(10)	$(7)	$—	$(29)
Impact of a 10% adverse currency fluctuation on operating income	$(8)	$—	$(3)	$—	$(11)
____________

#	Represents multiple foreign currency rates.

N/A	Not applicable.
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
Our primary exposure to net assets in foreign currencies as of June 30, 2018 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona(1)	$3,267	$(327)
Norwegian Krone	188	(19)
Canadian Dollar	123	(12)
British Pound	162	(16)
Euro	95	(10)
Australian Dollar	104	(10)
____________

(1)	Includes goodwill of $2,440 million and intangible assets, net of $579 million.

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
Execution Access is an introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Cantor Fitzgerald. As of June 30, 2018, we have contributed $19 million of clearing deposits to Cantor Fitzgerald in connection with this clearing arrangement. This clearing agreement ended on July 31, 2018, and has been replaced by a clearing agreement with ICBC, where all trades have cleared since June 25, 2018. As a result, we also have contributed $15 million of clearing deposits to ICBC. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. In July 2018, the majority of the clearing deposit of $19 million which was contributed to Cantor Fitzgerald has been reimbursed. Some of the trading activity in Execution Access is cleared by ICBC through the Fixed Income Clearing Corporation, with ICBC acting as agent. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is at least one business day (or more, if specified by the U.S. Treasury issuance calendar). Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk. Daily position trading limits are also enforced for such counterparties.
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
(b) Internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings.
See “Legal and Regulatory Matters,” of Note 16, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly

Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC on February 28, 2018 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed with the SEC on May 2, 2018. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
* * * * * *
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Share Repurchase Program
See “Share Repurchase Program,” of Note 12, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Employee Transactions
During the fiscal quarter ended June 30, 2018, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs. The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended June 30, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2018
Share repurchase program	—	$—	—	$627
Employee transactions	10,051	89.66	N/A	N/A

May 2018
Share repurchase program	2,095,530	$89.48	2,095,530	$440
Employee transactions	2,604	89.62	N/A	N/A

June 2018
Share repurchase program	575,044	$93.19	575,044	$386
Employee transactions	—	—	N/A	N/A

Total Quarter Ended June 30, 2018
Share repurchase program	2,670,574	$90.28	2,670,574	$386
Employee transactions	12,655	$89.65	N/A	N/A
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On July 29, 2018, the management compensation committee of the board of directors of Nasdaq, Inc. (“Nasdaq”) approved, and Nasdaq subsequently entered into, an employment agreement with Edward S. Knight, Nasdaq’s Executive Vice President and Global Chief Legal and Policy Officer. In addition, Nasdaq and Mr. Knight entered into a Continuing Obligations Agreement, which is an exhibit to the employment agreement.

The term of the employment agreement is July 29, 2018 to December 31, 2020. The agreement provides that Mr. Knight will report directly to the Chief Executive Officer and continue to serve as Executive Vice President and Global Chief Legal and Policy Officer. During the term, Mr. Knight and Nasdaq’s Chief Executive Officer have the option to mutually agree upon a date for Mr. Knight to transition to serve as a Vice Chairman of Nasdaq, and his compensation as Vice Chairman will be determined at the time of the transition. In his current role, Mr. Knight will receive:

•	an annual base salary of no less than $550,000; and

•
annual incentive compensation that is targeted at not less than $825,000 based on the achievement of one or more performance goals established for such year by the Chief Executive Officer and the management compensation committee of Nasdaq’s board of directors (the “Target Bonus”).

Mr. Knight also shall be eligible for an annual target equity compensation award determined annually, in accordance with the terms of the Nasdaq Equity Incentive Plan (the “Equity Plan”).
To the extent Mr. Knight acts in a non-legal capacity during the last 12 months of his employment, the agreement prohibits him from rendering services to a competing entity for a period of two years following the date of termination of employment. To receive certain termination payments and benefits under the new employment agreement, Mr. Knight must execute a general release of claims against Nasdaq. In addition, these termination payments and benefits are generally subject to discontinuation in the event Mr. Knight breaches the restrictive covenants in either the employment agreement or the Continuing Obligations Agreement.
The agreement sets forth the payments that Mr. Knight will receive under various termination scenarios, as discussed further below. Such payments will be in addition to payments for unpaid base salary through the date of termination, accrued but unpaid vacation through the date of termination and any earned but unpaid incentive compensation for the calendar year prior to the date of termination (the “Base Obligations”). To the extent not addressed below, the treatment of Mr. Knight’s equity awards under the various termination scenarios will be addressed in the Equity Plan and the underlying equity award agreements.
Termination Without Cause or by the Executive For Good Reason or with Notice of Retirement. If Mr. Knight’s employment is terminated by Nasdaq without cause, or by Mr. Knight for good reason or with 60 days’ notice of retirement after February 28, 2019, he will be entitled to the following payments and benefits:

•	any pro rata Target Bonus with respect to the calendar year in which the termination occurs;

•	continued vesting of all unvested equity;

•
a taxable monthly cash payment equal to the Consolidated Omnibus Budget Reconciliation Act (“COBRA”) premium for the highest level of coverage available under Nasdaq’s group health plans, reduced by the monthly amount that Mr. Knight would pay for such coverage if he was an active employee, until the earlier of 18 months or the date Mr. Knight is eligible for coverage under the health care plans of a subsequent employer; and

•	24 months of financial and tax services and executive physical exams.
Termination Due To Permanent Disability or Death. If Mr. Knight’s employment is terminated due to permanent disability or death, he, or his estate, will be entitled to the following payments and benefits:

•	a cash payment equal to any pro rata Target Bonus with respect to the calendar year in which the termination occurs; and

•	accelerated vesting of all unvested equity awarded as of the effective date of the employment agreement.

“Double Trigger” Termination In Connection With A Change in Control Without Cause or For Good Reason. If Mr. Knight’s employment is “double trigger” terminated within two years after a change in control, without cause by Nasdaq or for good reason by Mr. Knight, he will be entitled to the following payments and benefits:

•
a cash payment equal to the sum of: (i) his base salary for the remaining term of the agreement and (ii) the target amount of his annual incentive compensation for the fiscal years in the remaining term of the agreement;

•
a taxable monthly cash payment equal to the COBRA premium for the highest level of coverage available under Nasdaq’s group health plans, reduced by the monthly amount that Mr. Knight would pay for such coverage if he was an active employee, until the earlier of 24 months or the date Mr. Knight is eligible for coverage under the health care plans of a subsequent employer; and

•	continued life insurance and accidental death and dismemberment insurance benefits for the same period as the continued health coverage payments.
Under a “best net provision,” if any amounts payable to Mr. Knight under this scenario would be characterized as excess parachute payments and due to that characterization, Mr. Knight would be subject to an excise tax under Section 4999 of the Internal Revenue Code of 1986, as amended, the amounts will be reduced to an amount so that none of the amounts payable constitute excess parachute payments if this would result, after taking into account the applicable federal, state and local income taxes and the excise tax imposed by Section 4999, in Mr. Knight’s receipt on an after-tax basis of the greatest amount of termination and other benefits.
Termination For Cause or by the Executive under Certain Circumstances. If Mr. Knight’s employment is terminated by Nasdaq for cause, or by Mr. Knight without good reason prior to March 31, 2019 or for any reason without 60 days’ notice after February 28, 2019, he will have no further rights to any compensation other than the Base Obligations.
Item 6. Exhibits.

Exhibit Number
10.1	Amended and Restated Board Compensation Policy, effective on April 24, 2018.*

10.2	Form of Nasdaq Restricted Stock Unit Award Certificate (employees).*

10.3	Form of Nasdaq Restricted Stock Unit Award Certificate (directors).*

10.4	Form of Nasdaq One-Year Performance Share Unit Agreement.*

10.5	Form of Nasdaq Three-Year Performance Share Unit Agreement.*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 13 to the condensed consolidated financial statements under Part I, Item 1 of this Form 10-Q).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President, Corporate Strategy and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document.**

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
____________

*	Management contract or compensatory plan or arrangement.

**
The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the three and six months ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

Date: August 1, 2018	By:	/s/ Adena T. Friedman
	Name:	Adena T. Friedman
	Title:	President and Chief Executive Officer

Date: August 1, 2018	By:	/s/ Michael Ptasznik
	Name:	Michael Ptasznik
	Title:	Executive Vice President, Corporate Strategy and Chief Financial Officer