Form 10-Q
period 2018-09-30
NASDAQ, INC.
filed 2018-11-06
CIK 1120193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
_____________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2018
Common Stock, $.01 par value per share	163,957,026 shares

Nasdaq, Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2018

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
IPO: Initial Public Offering
ISE: U.S. Exchange Holdings, Inc. and its subsidiaries
LCH: LCH Group Holdings Limited
LIBOR: London Interbank Offered Rate
MTF: Multilateral Trading Facility
NFX: Nasdaq Futures, Inc.
NPM: The NASDAQ Private Market, LLC
NSCC: National Securities Clearing Corporation

ii

OCC: The Options Clearing Corporation
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

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs is based on data generated internally by us, which includes best efforts underwritings; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, the “Risk Factors” section in the Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 that was filed with the SEC on August 1, 2018, the “Risk Factors” section in the Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 that was filed with the SEC on May 2, 2018, and the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that was filed with the SEC on February 28, 2018.

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

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 that was filed with the SEC on August 1, 2018, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 that was filed with the SEC on May 2, 2018, and more fully described in the “Risk Factors,” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 that was filed with the SEC on February 28, 2018. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$324	$377
Restricted cash	52	22
Financial investments, at fair value	202	235
Receivables, net	356	356
Default funds and margin deposits	4,219	3,988
Other current assets	304	235
Assets held for sale	—	297
Total current assets	5,457	5,510
Property and equipment, net	371	400
Goodwill	6,369	6,586
Intangible assets, net	2,328	2,468
Other non-current assets	330	390
Total assets	$14,855	$15,354
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$176	$177
Section 31 fees payable to SEC	21	128
Accrued personnel costs	145	170
Deferred revenue	257	161
Other current liabilities	173	85
Default funds and margin deposits	4,219	3,988
Short-term debt	808	480
Liabilities held for sale	—	45
Total current liabilities	5,799	5,234
Long-term debt	3,072	3,727
Deferred tax liabilities, net	137	225
Non-current deferred revenue	91	126
Other non-current liabilities	154	162
Total liabilities	9,253	9,474
Commitments and contingencies
Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 169,423,805 at September 30, 2018 and 172,373,432 at December 31, 2017; shares outstanding: 163,949,047 at September 30, 2018 and 167,441,030 at December 31, 2017	2	2
Additional paid-in capital	2,676	3,024
Common stock in treasury, at cost: 5,474,758 shares at September 30, 2018 and 4,932,402 shares at December 31, 2017	(291)	(247)
Accumulated other comprehensive loss	(1,184)	(862)
Retained earnings	4,399	3,963
Total Nasdaq stockholders’ equity	5,602	5,880
Total liabilities and equity	$14,855	$15,354

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenues:
Market Services	$586	$581	$1,968	$1,808
Corporate Services	131	126	395	370
Information Services	179	150	528	432
Market Technology	68	62	194	176
Other revenues	—	46	56	143
Total revenues	964	965	3,141	2,929
Transaction-based expenses:
Transaction rebates	(293)	(266)	(947)	(874)
Brokerage, clearance and exchange fees	(71)	(96)	(312)	(275)
Revenues less transaction-based expenses	600	603	1,882	1,780
Operating expenses:
Compensation and benefits	164	167	534	489
Professional and contract services	33	38	105	110
Computer operations and data communications	32	32	94	91
Occupancy	23	23	72	69
General, administrative and other	28	15	73	64
Marketing and advertising	7	7	27	22
Depreciation and amortization	53	47	159	140
Regulatory	8	9	24	25
Merger and strategic initiatives	6	3	7	20
Total operating expenses	354	341	1,095	1,030
Operating income	246	262	787	750
Interest income	3	2	8	6
Interest expense	(38)	(34)	(112)	(107)
Net gain on divestiture of businesses	(8)	—	33	—
Other investment income	—	—	7	2
Net income from unconsolidated investees	6	4	13	10
Income before income taxes	209	234	736	661
Income tax provision	46	64	234	178
Net income attributable to Nasdaq	$163	$170	$502	$483
Per share information:
Basic earnings per share	$0.99	$1.02	$3.03	$2.91
Diluted earnings per share	$0.97	$1.00	$2.99	$2.85
Cash dividends declared per common share	$0.44	$0.38	$1.26	$1.08
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$163	$170	$502	$483
Other comprehensive income (loss):
Foreign currency translation gains (losses):
Net foreign currency translation gains (losses)	22	92	(239)	258
Income tax (expense)(1)	(15)	(25)	(76)	(104)
Total	7	67	(315)	154
Employee benefit plan income tax (expense)(1)	—	—	(7)	—
Total other comprehensive income (loss), net of tax	7	67	(322)	154
Comprehensive income attributable to Nasdaq	$170	$237	$180	$637
____________
(1) For the nine months ended September 30, 2018, includes the reclassification of the stranded tax effects related to the Tax Cuts and Jobs Act. See Note 17, “Income Taxes,” for further discussion.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income	$502	$483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	159	140
Share-based compensation	51	52
Deferred income taxes	(12)	(4)
Reversal of certain Swedish tax benefits	41	—
Net gain on divestiture of businesses	(33)	—
Net income from unconsolidated investees	(13)	(10)
Other reconciling items included in net income	10	18
Net change in operating assets and liabilities, net of effects of divestiture and acquisitions:
Receivables, net	(11)	30
Other assets	(23)	376
Accounts payable and accrued expenses	6	(18)
Section 31 fees payable to SEC	(107)	(77)
Accrued personnel costs	(22)	(82)
Deferred revenue	74	18
Other liabilities	46	(66)
Net assets held for sale	—	(251)
Net cash provided by operating activities	668	609
Cash flows from investing activities:
Purchases of trading securities	(294)	(291)
Proceeds from sales and redemptions of trading securities	299	334
Purchases of available-for-sale investment securities	(18)	(12)
Proceeds from maturities of available-for-sale investment securities	32	30
Proceeds from divestiture of businesses, net	286	—
Purchases of property and equipment	(72)	(102)
Other investment activities	(6)	(32)
Net cash provided by (used in) investing activities	227	(73)
Cash flows from financing activities:
Proceeds from (repayments of) commercial paper, net	(170)	154
Repayments of long-term debt	(115)	(683)
Payment of debt extinguishment cost	—	(9)
Proceeds from utilization of credit commitment, net of debt issuance costs	—	10
Proceeds from issuances of senior unsecured notes, net of debt issuance costs	—	498
Cash paid for repurchase of common stock	(394)	(175)
Cash dividends paid	(208)	(180)
Proceeds received from employee stock activity	10	32
Payments related to employee shares withheld for taxes	(44)	(65)
Proceeds of customer funds	15	—
Net cash used in financing activities	(906)	(418)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(12)	15
Net increase (decrease) in cash and cash equivalents and restricted cash	(23)	133
Cash and cash equivalents and restricted cash at beginning of period	399	418
Cash and cash equivalents and restricted cash at end of period	$376	$551
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$121	$114
Income taxes, net of refund	$195	$126

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Nature of Operations
Nasdaq, Inc. is a leading provider of trading, clearing, marketplace technology, regulatory, securities listing, information and public and private company services. Our global offerings are diverse and include trading and clearing across multiple asset classes, trade management services, market data products, financial indexes, investment data and analytics, capital formation solutions, corporate solutions, and market technology products and services. Our technology powers markets across the globe, supporting equity derivative trading, clearing and settlement, cash equity trading, fixed income trading, trading surveillance and many other functions.
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
Corporate Services
Our Corporate Services segment includes our Corporate Solutions and Listing Services businesses.
Our Corporate Solutions business serves corporate clients, including companies listed on our exchanges and private companies. We help organizations manage the two-way flow of information with their key constituents, including their board members and investors, and with clients and the public through our suite of advanced technology, analytics, and consultative services. In April 2018, we sold our Public Relations Solutions and Digital Media Services businesses. See “2018 Divestiture,” of Note 4, “Acquisitions and Divestiture,” for further discussion. As of September 30, 2018, our Corporate Solutions business includes our investor relations, board & leadership, and governance, risk and compliance products and services.
For segment reporting purposes, we have included in corporate items the revenues and expenses of the Public Relations Solutions and Digital Media Services businesses, which were part of the Corporate Solutions business, within our Corporate Services segment, prior to the date of sale. See Note 18, “Business Segments,” for further discussion.
Earlier this year, we realigned our businesses to better serve the needs of our corporate clients. As a result, beginning in the second quarter of 2018, our BWise corporate enterprise risk management solutions are now offered as part of governance, risk and compliance products and services within our Corporate Solutions business. BWise was previously part of our Market Technology segment.
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

As of September 30, 2018, there were 3,049 total listings on The Nasdaq Stock Market, including 390 ETPs. The combined market capitalization was approximately $13.4 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,010 listed companies with a combined market capitalization of approximately $1.5 trillion.
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
Our Index business develops and licenses Nasdaq-branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. As of September 30, 2018, we had 358 ETPs licensed to Nasdaq’s indexes which had $206 billion in assets under management.
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
As discussed above under “Corporate Services,” as of the second quarter of 2018, our BWise business, which was previously part of our Market Technology segment, is now offered as part of our Corporate Solutions business.
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
Subsequent Events
We have evaluated subsequent events through the issuance date of this Quarterly Report on Form 10-Q. See Note 19, “Subsequent Events,” for further discussion.

Recent Accounting Pronouncements

Accounting Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Intangibles - Goodwill and Other - Internal-Use Software

In August 2018, the FASB issued ASU 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.”

This ASU clarifies the accounting for implementation costs of a hosting arrangement and aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Capitalized implementation costs should be expensed over the term of the hosting arrangement and recognized in the same line item in the statement of income as the hosted service costs. Payments for capitalized implementation costs should be classified in the statement of cash flows in the same manner as payments made for fees associated with the hosting element. Capitalized implementation costs should be presented in the balance sheet in the same line item as a prepayment for the fees of the associated hosting arrangement.
January 1, 2020, with early adoption permitted. We early adopted this standard as of July 1, 2018.
There was no impact to the financial statements as a result of the adoption of this standard, as we are currently accounting for costs incurred in a cloud computing arrangement in accordance with the guidance provided in this standard.

Fair Value Measurements In August 2018, the FASB issued ASU 2018-13 “Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.”
This ASU modifies the disclosure requirements on fair value measurements by removing certain disclosure requirements related to the fair value hierarchy, modifying existing disclosure requirements related to measurement uncertainty, and adding new requirements, mainly for Level 3 fair value measurements.
		January 1, 2020, with early adoption permitted. We early adopted this standard as of July 1, 2018 on a prospective basis.	There was no impact to the financial statements or our disclosures as a result of the adoption of this standard.

Accounting Standard	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
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
January 1, 2019, with early adoption permitted. We early adopted this standard as of January 1, 2018.
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
We expect to adopt this standard on January 1, 2020. We are currently assessing the impact that this standard will have on our consolidated financial statements. We do not anticipate early adoption of this standard.

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
		January 1, 2019.	See discussion below.
Leases
We will adopt ASU 2016-02 on January 1, 2019. When adopted, this new standard will result in an increase in the assets and liabilities reflected on our consolidated balance sheets. In addition, we will be required to disclose key information about our leases. Nasdaq’s current operating lease portfolio is primarily comprised of real estate and data center leases. As of September 30, 2018, we had future contractual lease payment obligations of $636 million. We expect that we will elect the alternative transition approach allowed under the guidance and expect to implement new accounting policies as well as to elect certain practical expedients available under the guidance, including those related to leases with a term of 12 months or less and our application of discount rates. We do not expect the adoption of this new standard to have a material impact on our consolidated balance sheets or statements of income and it will not impact our cash flows.
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
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables which is net of allowance for doubtful accounts of $13 million as of September 30, 2018 and $9 million as of December 31, 2017. The changes in the balance between periods were immaterial. We do not have obligations for warranties, returns or refunds to customers.
For the majority of our contracts with customers, except for our market technology and listings services contracts, our performance obligations are short-term in nature and there is no significant variable consideration.
We do not have revenues recognized from performance obligations that were satisfied in prior periods. We have elected not to provide disclosures about transaction price allocated to unsatisfied performance obligations if contract durations are less than one year. For contract durations that are one-year or greater, we do not have a material portion of transaction price allocated to unsatisfied performance obligations that are not included in deferred revenue other than for our market technology contracts which are discussed below under “Market Technology.” Deferred revenue primarily represents our contract liabilities related to our fees for annual and initial listings, market technology, corporate solutions and information services contracts. Deferred revenue is the only significant contract asset or liability impacted by our adoption of Topic 606. See Note 8, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition. See “Revenue Recognition” below for further descriptions of our revenue contracts.
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
In the U.S., we pay Section 31 fees to the SEC for supervision and regulation of securities markets. We pass these costs along to our customers through our equity derivative trading and clearing fees and our cash equity trading fees. We collect the fees as a pass-through charge from organizations executing eligible trades on our options exchanges and our cash equity platforms and we recognize these amounts in transaction-based expenses when incurred. Section 31 fees received are included in cash and cash equivalents in the Condensed Consolidated Balance Sheets at the time of receipt and, as required by law, the amount due to the SEC is remitted semiannually and recorded as Section 31 fees payable to the SEC in the Condensed Consolidated Balance Sheets until paid. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. As we hold the cash received until payment to the SEC, we earn interest income on the related cash balances.
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

Trade Management Services
We provide market participants with a wide variety of alternatives for connecting to and accessing our markets for a fee. We also offer market participants co-location services, whereby firms may lease cabinet space and power to house their own equipment and servers within our data centers. These participants are charged monthly fees for cabinet space, connectivity and support in accordance with our published fee schedules. These fees are recognized on a monthly basis when the performance obligation is met. We also earn revenues from annual and monthly exchange membership and registration fees. Revenues for providing access to our markets, co-location services and monthly exchange membership and registration fees are recognized on a monthly basis as the service is provided. Revenues from annual fees for exchange membership and registration fees are recognized ratably over the following 12-month period since the customer receives and consumes the benefit as Nasdaq provides the service. We also offer broker services to financial participants in the Nordic market primarily providing flexible back-office systems, which allow customers to entirely or partly outsource their company’s back-office functions. Revenues from broker services are based on a fixed basic fee for administration or licensing, maintenance and operations, and an incremental fee depending on the number of transactions completed. Broker services revenues are generally billed and recognized monthly.
Corporate Solutions
As of September 30, 2018, corporate solutions revenues primarily include subscription and transaction-based income from our investor relations, board & leadership, and governance, risk and compliance products and services. In April 2018, we completed the sale of our Public Relations Solutions and Digital Media Services businesses. See “2018 Divestiture,” of Note 4, “Acquisitions and Divestiture,” for further discussion. Subscription-based revenues earned are recognized over time on a ratable basis over the contract period beginning on the date that our service is made available to the customer since the customer receives and consumes the benefit as Nasdaq provides the service. Generally, fees are billed quarterly in advance and the contract provides for automatic renewal. As part of the subscription agreements, customers can also be charged usage fees based upon actual usage of the services provided. Revenues from usage fees are recognized at a point in time upon completion of the service.
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
Investment Data & Analytics
Investment data & analytics revenues are earned from investment content and analytics products. We earn revenues primarily based on the number of content and analytics subscribers and distributors.
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
* * * * * *
The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2018 and relates to our Market Technology segment:

(in millions)
2018(1)	$63
2019	238
2020	157
2021	90
2022	55
2023 and thereafter	100
Total	$703
____________
(1) Represents performance obligations to be recognized over the remaining three months of 2018.
Market technology deferred revenue, as discussed in Note 8, “Deferred Revenue,” to the condensed consolidated financial statements, represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations.

The following tables summarize the disaggregation of revenue by major product and service and by segment for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$150	$—	$—	$—	$—	$150
Trade management services	72	—	—	—	—	72
Corporate solutions	—	59	—	—	—	59
Listing services	—	72	—	—	—	72
Market data products	—	—	95	—	—	95
Index	—	—	52	—	—	52
Investment data & analytics	—	—	32	—	—	32
Market technology	—	—	—	68	—	68
Other revenues	—	—	—	—	—	—
Revenues less transaction-based expenses	$222	$131	$179	$68	$—	$600

	Three Months Ended September 30, 2017
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$144	$—	$—	$—	$—	$144
Trade management services	75	—	—	—	—	75
Corporate solutions	—	59	—	—	—	59
Listing services	—	67	—	—	—	67
Market data products	—	—	97	—	—	97
Index	—	—	43	—	—	43
Investment data & analytics	—	—	10	—	—	10
Market technology	—	—	—	62	—	62
Other revenues	—	—	—	—	46	46
Revenues less transaction-based expenses	$219	$126	$150	$62	$46	$603

For the three months ended September 30, 2018, approximately 63.0% of Market Services revenues were recognized at a point in time and 37.0% were recognized over time. For the three months ended September 30, 2017, approximately 62.0% of Market Services revenues were recognized at a point in time and 38.0% were recognized over time. Substantially all revenues from the Corporate Services, Information Services and Market Technology segments were recognized over time for both the three months ended September 30, 2018 and 2017.

The following tables summarize the disaggregation of revenue by major product and service and by segment for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30, 2018
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$489	$—	$—	$—	$—	$489
Trade management services	220	—	—	—	—	220
Corporate solutions	—	178	—	—	—	178
Listing services	—	217	—	—	—	217
Market data products	—	—	293	—	—	293
Index	—	—	152	—	—	152
Investment data & analytics	—	—	83	—	—	83
Market technology	—	—	—	194	—	194
Other revenues	—	—	—	—	56	56
Revenues less transaction-based expenses	$709	$395	$528	$194	$56	$1,882

	Nine Months Ended September 30, 2017
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$441	$—	$—	$—	$—	$441
Trade management services	218	—	—	—	—	218
Corporate solutions	—	173	—	—	—	173
Listing services	—	197	—	—	—	197
Market data products	—	—	276	—	—	276
Index	—	—	125	—	—	125
Investment data & analytics	—	—	31	—	—	31
Market technology	—	—	—	176	—	176
Other revenues	—	—	—	—	143	143
Revenues less transaction-based expenses	$659	$370	$432	$176	$143	$1,780
For the nine months ended September 30, 2018, approximately 64.0% of Market Services revenues were recognized at a point in time and 36.0% were recognized over time. For the nine months ended September 30, 2017, approximately 63.0% of Market Services revenues were recognized at a point in time and 37.0% were recognized over time. Substantially all revenues from the Corporate Services, Information Services and Market Technology segments were recognized over time for both the nine months ended September 30, 2018 and 2017.
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
4. Acquisitions and Divestiture
2018 Pending Acquisition
In September 2018, we announced that we made a SEK 75 per share and SEK 85 per warrant, or approximately $190 million (based on an exchange rate of USD 1.00 = SEK 8.96 as of September 13, 2018), all cash recommended public offer to the shareholders and warrant holders of Cinnober, a major Swedish financial technology provider to brokers, exchanges and clearinghouses worldwide. Our acquisition of Cinnober would be included in our Market Technology segment. Nasdaq expects to fund the acquisition with either cash on hand or liquidity available under existing credit facilities. The public tender offer is expected to be completed during the fourth quarter of 2018, subject to certain customary conditions.
2018 Divestiture and 2017 Acquisitions
We completed the following divestiture in 2018 and acquisitions in 2017. Financial results of each transaction are included in our Condensed Consolidated Statements of Income from the date of each divestiture or acquisition.
2018 Divestiture
In April 2018, we sold our Public Relations Solutions and Digital Media Services businesses which were part of our Corporate Solutions business to West Corporation and recognized a pre-tax net gain on the sale of $33 million, net of disposal costs ($14 million after tax), which includes a post-closing working capital adjustment of $8 million ($5 million after tax) recorded during the three months ended September 30, 2018. The total net pre-tax gain is included in net gain on divestiture of businesses in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2018.
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
As part of the terms of the transaction, we are providing transition services to West, such as technology, finance and facilities related services for a period of time, and the compensation received for such transition services is being reflected as a reduction to the underlying expenses incurred by Nasdaq to provide such transition services.
* * * * * *
2017 Acquisitions

	Purchase Consideration	Total Net Liabilities Acquired	Total Net Deferred Tax Liability	Acquired Intangible Assets	Goodwill
	(in millions)
eVestment	$744	$(10)	$(104)	$405	$453

The amounts in the table above represent the preliminary allocation of purchase price as of September 30, 2018 and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values, which may include tax and other estimates, during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.
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
Discount Rates
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
Pro Forma Results and Acquisition-related Costs
The condensed consolidated financial statements for the three and nine months ended September 30, 2018 and 2017 include the financial results of the above 2017 acquisitions from the date of each acquisition. Pro forma financial results have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.
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

In January 2018, we entered into a definitive agreement to sell the above businesses. See “2018 Divestiture,” of Note 4, “Acquisitions and Divestiture,” for further discussion.
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
* * * * * *
6. Goodwill and Acquired Intangible Assets
Goodwill
The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2018:

	Market Services	Corporate Services	Information Services	Market Technology	Total
	(in millions)
Balance at December 31, 2017	$3,546	$490	$2,362	$188	$6,586
Reclassification of goodwill(1)	—	29	—	(29)	—
Foreign currency translation adjustment	(111)	(16)	(79)	(11)	(217)
Balance at September 30, 2018	$3,435	$503	$2,283	$148	$6,369
____________
(1) Concurrent with the realignment of our BWise corporate enterprise risk management solutions from our Market Technology segment to our Corporate Services segment, goodwill was reassigned to the Corporate Services segment using a relative fair value approach.

As of September 30, 2018, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $749 million.
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the nine months ended September 30, 2018 and 2017; however, events such as extended economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.
* * * * * *
Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	September 30, 2018				December 31, 2017
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$50	$(13)	$37	9	$65	$(22)	$43	8
Customer relationships	1,708	(606)	1,102	18	1,708	(526)	1,182	18
Other	17	(5)	12	8	17	(4)	13	8
Foreign currency translation adjustment	(143)	62	(81)		(111)	46	(65)
Total finite-lived intangible assets	$1,632	$(562)	$1,070		$1,679	$(506)	$1,173
Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$—	$1,257		$1,257	$—	$1,257
Trade names	127	—	127		129	—	129
Licenses	52	—	52		52	—	52
Foreign currency translation adjustment	(178)	—	(178)		(143)	—	(143)
Total indefinite-lived intangible assets	$1,258	$—	$1,258		$1,295	$—	$1,295
Total intangible assets	$2,890	$(562)	$2,328		$2,974	$(506)	$2,468

Amortization expense for acquired finite-lived intangible assets was $27 million for the three months ended September 30, 2018, $22 million for the three months ended September 30, 2017, $83 million for the nine months ended September 30, 2018, and $67 million for the nine months ended September 30, 2017. Amortization expense increased in 2018 primarily due to additional amortization expense associated with acquired intangible assets in 2017. These amounts are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.

The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $81 million as of September 30, 2018) of acquired finite-lived intangible assets as of September 30, 2018 is as follows:

(in millions)
2018(1)	$27
2019	99
2020	98
2021	97
2022	94
2023 and thereafter	736
Total	$1,151
____________
(1) Represents the estimated amortization to be recognized for the remaining three months of 2018.
In April 2018, in connection with the sale of the Public Relations Solutions and Digital Media Services businesses, we recorded a $2 million pre-tax, non-cash write-off related to an indefinite-lived intangible asset trade name.
7. Investments
The following table presents the details of our investments:

	September 30, 2018	December 31, 2017
	(in millions)
Trading securities	$202	$221
Available-for-sale investment securities	—	14
Financial investments, at fair value	$202	$235

Equity method investments	$131	$131
Equity securities	$76	$152
Financial Investments, at Fair Value
Trading Securities
Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, are primarily comprised of highly rated European government debt securities, of which $174 million as of September 30, 2018 and $160 million as of December 31, 2017, are assets utilized to meet regulatory capital requirements, primarily for our clearing operations at Nasdaq Clearing.
Available-for-Sale Investment Securities
As of December 31, 2017, available-for-sale investment securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were primarily comprised of commercial paper debt securities. As of December 31, 2017, the cumulative unrealized gains and losses on these securities were immaterial.
Equity Method Investments
As of September 30, 2018 and December 31, 2017, our equity method investments primarily included equity interests in OCC and EuroCCP N.V.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets.
Net income recognized from our equity interest in the earnings and losses of these equity method investments was $6 million for the three months ended September 30, 2018, $4 million for the three months ended September 30, 2017, $13 million for the nine months ended September 30, 2018, and $10 million for the nine months ended September 30, 2017.
Capital Contribution to OCC
In March 2015, OCC implemented a capital plan under which the options exchanges that are OCC’s stockholders contributed $150 million of new equity capital to OCC, committed to make future replenishment capital contributions under certain circumstances, and received commitments regarding future dividend payments and related matters. See “Other Commitments,” of Note 16, “Commitments, Contingencies and Guarantees,” for further discussion of our commitment to make future replenishment capital contributions. Nasdaq and ISE each contributed $30 million of new equity capital under the OCC capital plan. OCC adopted specific policies with respect to fees, customer refunds and stockholder dividends, which envision an annual dividend equal to the portion of OCC’s after-tax income that exceeds OCC’s capital requirements after payment of refunds to OCC’s clearing members (such refunds are generally 50% of the portion of OCC’s pre-tax income that exceeds OCC’s capital requirements). In February 2016, the SEC approved the OCC capital plan and certain industry participants appealed that approval in the Federal Court of Appeals. The Court of Appeals denied a requested stay, permitting OCC to pay a dividend which Nasdaq received in February 2016. In August 2017, the Court of Appeals remanded the case to the SEC for further examination of the record and an independent assessment by the SEC of the evidence OCC submitted. The Court directed that the SEC approval of the OCC capital plan remain in place during the SEC’s examination unless the SEC determined not to preserve it. The SEC has allowed OCC to preserve the capital plan, and in September 2018 and 2017, OCC disbursed annual dividends. Nasdaq, as the owner of two shares, received $13 million in 2018 and $10 million in 2017. There has been no final ruling by the SEC at this time, and there is no deadline for the SEC to issue its ruling.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. As of September 30, 2018, our equity securities primarily represent our 5% ownership interest in LCH. As of December 31, 2017, our equity securities primarily represented our 5% ownership in Borsa Istanbul and our 5% ownership interest in LCH. For the nine months ended September 30, 2018, no impairment charges were recorded on our equity securities and there were no upward or downward adjustments recorded.
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
In October 2018, we entered into an agreement to sell our ownership interest in LCH. See “Sale of Equity Security,” of Note 19, “Subsequent Events,” for further discussion.

8. Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the nine months ended September 30, 2018 are reflected in the following table:

	Initial Listing Revenues	Annual Listings Revenues	Market Technology Revenues	Corporate Solutions and Other Revenues(2)	Information Services Revenues	Other(3)	Total
	(in millions)
Balance at December 31, 2017	$64	$3	$109	$37	$40	$34	$287
Additions	30	231	118	189	128	18	714
Revenue recognized	(27)	(173)	(131)	(191)	(91)	(29)	(642)
Reclassification of deferred revenue(1)	—	—	(11)	11	—	—	—
Translation adjustment	(2)	(1)	(8)	—	1	(1)	(11)
Balance at September 30, 2018	$65	$60	$77	$46	$78	$22	$348

____________

(1)
Concurrent with the realignment of our BWise corporate enterprise risk management solutions from our Market Technology segment to our Corporate Services segment, deferred revenue was reassigned to the Corporate Services segment.

(2)
Other revenues include the revenues from the Public Relations Solutions and Digital Media Services businesses through the date of sale (April 2018). See “2018 Divestiture,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion.

(3)
The balance as of September 30, 2018 and December 31, 2017 primarily includes deferred revenue from listing of additional shares fees which are included in our Listing Services segment. The activity during the period primarily pertains to our Trade Management Services and FICC businesses, which are included in our Market Services segment, for contracts paid monthly or quarterly in advance of the service.

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
As of September 30, 2018, we estimate that our deferred revenue will be recognized in the following years:

	Initial Listing Revenues	Annual Listings Revenues	Market Technology Revenues	Corporate Solutions Revenues	Information Services Revenues	Other(2)	Total
	(in millions)
Fiscal year ended:
2018(1)	$6	$60	$18	$24	$35	$3	$146
2019	23	—	34	21	43	10	131
2020	15	—	18	1	—	6	40
2021	10	—	7	—	—	3	20
2022	7	—	—	—	—	—	7
2023 and thereafter	4	—	—	—	—	—	4
Total	$65	$60	$77	$46	$78	$22	$348

____________

(1)	Represents deferred revenue that is anticipated to be recognized over the remaining three months of 2018.

(2)	Other primarily includes revenues from listing of additional shares fees which are included in our Listing Services business.
The timing of recognition of our deferred market technology revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.

9. Debt Obligations
The following table presents the changes in the carrying amount of our debt obligations during the nine months ended September 30, 2018:

	December 31, 2017	Additions	Payments, Accretion and Other	September 30, 2018
Short-term debt:	(in millions)
Commercial paper	$480	$3,192	$(3,363)	$309
Senior unsecured floating rate notes due March 22, 2019(1)	498	—	1	499
Total short-term debt	978	3,192	(3,362)	808
Long-term debt:
5.55% senior unsecured notes due January 15, 2020	599	—	—	599
3.875% senior unsecured notes due June 7, 2021	716	—	(22)	694
4.25% senior unsecured notes due June 1, 2024	496	—	1	497
1.75% senior unsecured notes due May 19, 2023	712	—	(22)	690
3.85% senior unsecured notes due June 30, 2026	496	—	—	496
$400 million senior unsecured term loan facility due November 25, 2019 (average interest rate of 3.37% for the period January 1, 2018 through September 30, 2018)	100	—	—	100
$1 billion revolving credit commitment due April 25, 2022 (average interest rate of 2.74% for the period January 1, 2018 through September 30, 2018)	110	—	(114)	(4)
Total long-term debt	3,229	—	(157)	3,072
Total debt obligations	$4,207	$3,192	$(3,519)	$3,880
____________

(1)	Balance was reclassified to short-term debt as of March 31, 2018.
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
As of September 30, 2018, commercial paper notes in the table above reflect the aggregate principal amount, less the unamortized discount which is being accreted through interest expense over the life of the applicable notes. The original maturities of these notes range from 7 days to 63 days and the weighted-average maturity is 29 days. The weighted-average effective interest rate is 2.45% per annum.
Senior Unsecured Notes
Our senior unsecured notes were all issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of September 30, 2018, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable notes. Our senior unsecured notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations and they are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.
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

The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $22 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of September 30, 2018.
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
The 2023 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange rate risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $22 million noted in the “Payments, Accretion and Other” column in the table above reflects the translation of the 2023 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of September 30, 2018.
3.85% Senior Unsecured Notes
In June 2016, Nasdaq issued the 2026 Notes. The 2026 Notes pay interest semiannually at a rate of 3.85% per annum until June 30, 2026 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 5.85%.
Credit Facilities
As of September 30, 2018, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable credit facility. Nasdaq is permitted to repay borrowings under our credit facilities at any time in whole or in part, without penalty.
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
As of September 30, 2018, no amounts were outstanding on the 2017 Credit Facility. The $4 million credit balance represents unamortized debt issuance costs. Of the $1 billion that is available for borrowing, $311 million provides liquidity support for the commercial paper program and for a letter of credit. As such, as of September 30, 2018, the total remaining amount available under the 2017 Credit Facility was $689 million. See “Commercial Paper Program” above for further discussion of our commercial paper program.
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
As of September 30, 2018, the amount outstanding of $100 million is due upon maturity at November 25, 2019.
Other Credit Facilities
We also have credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Credit facilities, which are available in multiple currencies, totaled $219 million as of September 30, 2018 and $187 million as of December 31, 2017 in available liquidity, none of which was utilized.
Debt Covenants
As of September 30, 2018, we were in compliance with the covenants of all of our debt obligations.

10. Retirement Plans
Defined Contribution Savings Plan
We sponsor a 401(k) Plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $3 million for both the three months ended September 30, 2018 and 2017 and $10 million for both the nine months ended September 30, 2018 and 2017.
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the Nasdaq Benefit Plans. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $4 million for the three months September 30, 2018, $5 million for the three months ended September 30, 2017, $15 million for the nine months September 30, 2018, and $13 million for the nine months ended September 30, 2017. During the third quarter of 2018, we contributed $22 million to our U.S. defined-benefit pension plans. This contribution increased our funded status to approximately 100.0%. We will continue to monitor the plan's funded status.
11. Share-Based Compensation
We have a share-based compensation program for employees and non-employee directors. Share-based awards granted under this program include stock options, restricted stock (consisting of restricted stock units), and PSUs. For accounting purposes, we consider PSUs to be a form of restricted stock.
Summary of Share-Based Compensation Expense
The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2018 and 2017 in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Share-based compensation expense before income taxes	$18	$18	$51	$52
Income tax benefit	(5)	(7)	(14)	(21)
Share-based compensation expense after income taxes	$13	$11	$37	$31
Common Shares Available Under Our Equity Plan
As of September 30, 2018, we had approximately 11.0 million shares of common stock authorized for future issuance under our Equity Plan.
Restricted Stock
We grant restricted stock to most active employees. The grant date fair value of restricted stock awards is based on the closing stock price at the date of grant less the present value of future cash dividends. Restricted stock awards granted generally vest 25.0% on the second anniversary of the grant date, 25.0% on the third anniversary of the grant date, and 50.0% on the fourth anniversary of the grant date. We generally recognize compensation expense for restricted stock awards on a straight-line basis over the requisite service period of the award, taking into account an estimated forfeiture rate. Granted but unvested shares are generally forfeited upon termination of employment.
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the nine months ended September 30, 2018:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value

Unvested balances at January 1, 2018	1,988,500	$57.34
Granted	489,203	$81.77
Vested	(669,577)	$47.54
Forfeited	(229,214)	$63.29
Unvested balances at September 30, 2018	1,578,912	$68.20
As of September 30, 2018, $58 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.9 years.
PSUs
PSUs are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. We have two performance-based long-term PSU programs for certain officers, a one-year performance-based program and a three-year cumulative performance-based program that focuses on TSR.

One-Year PSU Program
The grant date fair value of PSUs under the one-year performance-based program is based on the closing stock price at the date of grant less the present value of future cash dividends. Under this program, an eligible employee receives a target grant of PSUs, but may receive from 0.0% to 150.0% of the target amount granted, depending on the achievement of performance measures. These awards vest ratably on an annual basis over a three-year period commencing with the end of the one-year performance period. Compensation cost is recognized over the performance period and the three-year vesting period based on the probability that such performance measures will be achieved, taking into account an estimated forfeiture rate. Granted but unvested shares are generally forfeited upon termination of employment.
During 2017, certain grants of PSUs with a one-year performance period exceeded the applicable performance parameters. As a result, an additional 14,497 units above target were considered granted in the first quarter of 2018 and are included in the below table.
Three-Year PSU Program
Under the three-year performance-based program, each eligible individual receives PSUs, subject to market conditions, with a three-year cumulative performance period that vest at the end of the performance period. Compensation cost is recognized over the three-year vesting period, taking into account an estimated forfeiture rate, regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. Granted but unvested shares are generally forfeited upon termination of employment. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50.0%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the S&P 500. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The payout under this program will be between 0.0% and 200.0% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the payout will not exceed 100.0% of the number of PSUs granted. We estimate the fair value of PSUs granted under the three-year PSU program using the Monte Carlo simulation model, as these awards contain a market condition.
Certain grants of PSUs that were issued in 2015 with a three-year performance period exceeded the applicable performance parameters. As a result, an additional 237,876 units above target were considered granted in the first quarter of 2018 and are included in the below table.
The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the three-year PSU program:

	Nine Months Ended September 30,
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
Summary of PSU Activity
The following table summarizes our PSU activity for the nine months ended September 30, 2018:

	PSUs
	One-Year Program		Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value

Unvested balances at January 1, 2018	333,004	$61.39	1,009,958	$78.18
Granted(1)	132,019	$80.36	484,075	$90.92
Vested	(6,702)	$49.40	(655,204)	$64.08
Forfeited	(22,650)	$60.84	—	$—
Unvested balances at September 30, 2018	435,671	$67.35	838,829	$96.55
____________

(1)	Includes target awards granted and certain additional awards granted based on overachievement of performance parameters.
As of September 30, 2018, $12 million of total unrecognized compensation cost related to the one-year PSU program is expected to be recognized over a weighted-average period of 1.5 years. For the three-year PSU program, $34 million of total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options
No stock option awards were granted during the nine months ended September 30, 2018.
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
The weighted-average grant date fair value was $66.68. We estimated the fair value of this stock option award using the Black-Scholes valuation model using the following assumptions:

Expected life (in years)	6
Weighted-average risk free interest rate	2.1%
Expected volatility	25.6%
Dividend yield	1.92%
Our computation of expected life was based on an estimate of the average length of time between option grant and exercise. The interest rate for periods within the expected life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. Our computation of expected volatility was an estimate of the future upward/downward fluctuations in the underlying share price. We used Nasdaq's historical volatility for the trailing 6-year period as of the grant date. Our computation of dividend yield was based on annualized dividends expressed as a percentage of share price.
Summary of Stock Option Activity
A summary of stock option activity for the nine months ended September 30, 2018 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2018	571,380	$43.84	5.40	$19
Exercised	(99,953)	24.52
Forfeited	(3,182)	26.86
Outstanding at September 30, 2018	468,245	$48.08	5.48	$18
Exercisable at September 30, 2018	289,033	$36.55	3.83	$14
The net cash proceeds from the exercise of 11,953 stock options for the three months ended September 30, 2018 was immaterial. We received net cash proceeds of $2 million from the exercise of 99,953 stock options for the nine months ended

September 30, 2018. We received net cash proceeds of $1 million from the exercise of 40,160 stock options for the three months ended September 30, 2017 and received net cash proceeds of $24 million from the exercise of 1,074,321 stock options for the nine months ended September 30, 2017.
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on September 28, 2018 of $85.80 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $85.80 as of September 28, 2018, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of September 30, 2018 was 0.3 million and the weighted-average exercise price was $36.55. As of September 30, 2017, 0.3 million outstanding stock options were exercisable and the weighted-average exercise price was $23.77.
The total pre-tax intrinsic value of stock options exercised was $1 million for the three months ended September 30, 2018, $2 million for the three months ended September 30, 2017, $6 million for the nine months ended September 30, 2018, and $53 million for the nine months ended September 30, 2017.
ESPP
We have an ESPP under which approximately 2.0 million shares of our common stock have been reserved for future issuance as of September 30, 2018. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees which totaled $1 million for both the three months ended September 30, 2018 and 2017 and $3 million for both the nine months ended September 30, 2018 and 2017.
12. Nasdaq Stockholders’ Equity
Common Stock
As of September 30, 2018, 300,000,000 shares of our common stock were authorized, 169,423,805 shares were issued and 163,949,047 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held

5,474,758 shares of common stock in treasury as of September 30, 2018 and 4,932,402 shares as of December 31, 2017, most of which are related to shares of our common stock repurchased for the settlement of employee tax withholding obligations arising from the vesting of restricted stock.
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
The following table summarizes our share repurchase activity:

	Nine Months Ended September 30,
	2018	2017

Number of shares of common stock repurchased	4,508,426	2,455,171
Average price paid per share	$87.43	$71.15
Total purchase price (in millions)	$394	$175

As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled. As of September 30, 2018, the remaining amount authorized for share repurchases under the program was $332 million.
Other Repurchases of Common Stock
During the first nine months of 2018, we repurchased 542,356 shares of our common stock in settlement of employee tax withholding obligations arising from the vesting of restricted stock.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of September 30, 2018 and December 31, 2017, no shares of preferred stock were issued or outstanding.

* * * * * *
Cash Dividends on Common Stock
During the nine months ended September 30, 2018, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 30, 2018	$0.38	March 16, 2018	$63	March 30, 2018
March 26, 2018	0.44	June 15, 2018	73	June 29, 2018
July 24, 2018	0.44	September 14, 2018	72	September 28, 2018
			$208
The total amount paid of $208 million was recorded in retained earnings in the Condensed Consolidated Balance Sheets at September 30, 2018.
In October 2018, the board of directors declared a regular quarterly cash dividend of $0.44 per share on our outstanding common stock. The dividend is payable on December 28, 2018 to shareholders of record at the close of business on December 14, 2018. The estimated amount of this dividend is $72 million. In March 2018, the board of directors approved a regular quarterly cash dividend of $0.44 per share on our outstanding common stock which reflects a 16.0% increase from our prior quarterly cash dividend of $0.38. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
Our board of directors maintains a dividend policy with the intention to provide stockholders with regular and growing dividends over the long term as earnings and cash flow grow.

13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$163	$170	$502	$483
Denominator:
Weighted-average common shares outstanding for basic earnings per share	164,227,243	166,694,755	165,622,428	166,195,433
Weighted-average effect of dilutive securities:
Employee equity awards(1)	2,071,426	2,315,145	1,931,307	3,036,349
Contingent issuance of common stock	992,247	992,247	330,749	334,384
Weighted-average common shares outstanding for diluted earnings per share	167,290,916	170,002,147	167,884,484	169,566,166
Basic and diluted earnings per share:
Basic earnings per share	$0.99	$1.02	$3.03	$2.91
Diluted earnings per share	$0.97	$1.00	$2.99	$2.85
____________

(1)
PSUs, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines the related performance criteria are met.

There were no securities that were antidilutive for both the three and nine months ended September 30, 2018. Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive totaled 179,712 for the three months ended September 30, 2017 and 325,187 for the nine months ended September 30, 2017.
14. Fair Value of Financial Instruments
The following tables present our financial assets and financial liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017. We did not have any financial liabilities measured at fair value on a recurring basis as of December 31, 2017.

	September 30, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets at Fair Value
Financial investments, at fair value	$202	$148	$54	$—
Default fund and margin deposit investments	1,617	215	1,402	—
Total Assets at Fair Value	$1,819	$363	$1,456	$—
Liabilities at Fair Value
Other financial instruments	$56	$—	$56	$—
Total Liabilities at Fair Value	$56	$—	$56	$—

	December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Assets at Fair Value
Financial investments, at fair value	$235	$135	$100	$—
Default fund and margin deposit investments	2,129	371	1,758	—
Total Assets at Fair Value	$2,364	$506	$1,858	$—
As of September 30, 2018 and December 31, 2017, Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly highly rated European government debt securities. As of September 30, 2018 and December 31, 2017, Level 2 financial investments, at fair value were primarily comprised of trading securities, mainly corporate bonds and European mortgage bonds. Of the Level 1 and Level 2 financial investments, at fair value, $174 million as of September 30, 2018 and $160 million as of December 31, 2017 are assets utilized to meet regulatory capital requirements, primarily for our clearing operations at Nasdaq Clearing.
Our Level 1 default fund and margin deposit investments were primarily comprised of highly rated European and U.S. government debt securities. Level 2 default fund and margin deposit investments were primarily comprised of central bank certificates and reverse repurchase agreements, as of September 30, 2018 and December 31, 2017.
Our Level 2 other financial instruments include a liability associated with Nasdaq Clearing's requirement to fulfill the settlement of certain contracts of a defaulted member. As of September 30, 2018, the fair value of this guarantee was $56 million and is included in other current liabilities in the Condensed Consolidated Balance Sheets. See Note 15, “Clearing Operations,” for further discussion of default fund contributions and margin deposits.
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
Our investments in OCC and EuroCCP N.V. are accounted for under the equity method of accounting. Our investment in LCH is accounted for using the measurement alternative as this investment does not have a readily determinable fair value. See “Equity Securities,” of Note 3, “Significant Accounting Policies Update,” and “Equity Method Investments,” and “Equity Securities,” of Note 7, “Investments,” for further discussion.
We also consider our debt obligations to be financial instruments. The fair value of our debt obligations, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $4.0 billion as of September 30, 2018 and $4.4 billion as of December 31, 2017. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. The fair value of our commercial paper approximates the carrying value since the rates of interest on this short-term debt approximate market rates as of September 30, 2018. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 9, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of September 30, 2018 and December 31, 2017, there were no non-financial assets measured at fair value on a non-recurring basis.

15. Clearing Operations
Nasdaq Clearing
Nasdaq Clearing is authorized and supervised under EMIR as a multi-asset clearinghouse by the SFSA. Such authorization is effective for all member states of the European Union and certain other non-member states that are part of the European Economic Area, including Norway. The clearinghouse acts as the CCP for exchange and OTC trades in equity derivatives, fixed income derivatives, resale and repurchase contracts, power derivatives, emission allowance derivatives, fuel oil derivatives, and seafood derivatives.
Through our clearing operations in the financial markets, which include the resale and repurchase market, the commodities markets, and the seafood market, Nasdaq Clearing is the legal counterparty for, and guarantees the fulfillment of, each contract cleared. These contracts are not used by Nasdaq Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, Nasdaq Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, Nasdaq Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as the CCP on every contract cleared. In accordance with the rules and regulations of Nasdaq Clearing, default fund and margin collateral requirements are calculated for each clearing member’s positions in accounts with the CCP. See “Default Fund Contributions and Margin Deposits” below for further discussion of Nasdaq Clearing’s default fund and margin requirements.
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
Nasdaq Commodities Clearing Default
In September 2018, a member of the Nasdaq Clearing commodities market defaulted due to inability to post sufficient collateral to cover increased margin requirements for the positions of the relevant member, which had experienced losses due to sharp adverse movements in the Nordic - German power market spread. Nasdaq Clearing followed default procedures and offset the future market risk on the defaulting member’s p ositions. The default resulted in a loss of $133 million which was allocated to Nasdaq Clearing and the members of the commodities default fund in accordance with the liability waterfall as follows:

•	the first $8 million of the loss was allocated to Nasdaq Clearing’s junior capital; and

•	the remainder was allocated on a pro-rata basis to the commodities clearing members’ default funds.
Nasdaq Clearing is exploring rights and available options to pursue recovery of the members’ default fund losses. Any funds recovered will be apportioned to the commodities default fund participants and thereafter to Nasdaq Clearing in accordance with the default fund rules.
During September 2018, Nasdaq Clearing replenished the utilized junior capital of $8 million for the commodities market and the commodities clearing members replenished their pro rata portions of the default fund. In addition, Nasdaq Clearing contributed approximately $22 million of temporary capital (which will remain in place for 90 days from September 11, 2018). In the event of a default during this time period, the temporary junior capital contribution would be utilized first, followed by the liability waterfall as of September 30, 2018 as described below.
In order to reduce the risk profile of commodities clearing operations, Nasdaq Clearing has increased margin levels by increasing the confidence level on commodity products and thereby shifted the risk from waterfall resources more to each portfolio holder's collateral.
As a result of the default, a $56 million liability was recorded in other current liabilities and $56 million of collateral was recorded in other current assets in the Condensed Consolidated Balance Sheets as of September 30, 2018 in order to allow Nasdaq Clearing to fulfill the settlement of certain contracts of the defaulted member arising from the default management process. We have established mitigating positions. The collateral and liability were previously included in Default Funds and Margin Deposits.
Default Fund Contributions and Margin Deposits
As of September 30, 2018, clearing member default fund contributions and margin deposits were as follows:

	September 30, 2018
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$407	$108	$515
Margin deposits	3,812	3,922	7,734
Total	$4,219	$4,030	$8,249

In accordance with its investment policy, of the total cash contributions of $4,219 million, Nasdaq Clearing has invested $1,187 million in highly rated European and U.S. government debt securities or central bank certificates with maturity dates primarily 90 days or less and $430 million in reverse repurchase agreements secured with highly rated government securities with maturity dates that range from 1 days to 19 days. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements. The remainder of this balance was held in cash in demand deposit accounts at central banks and large, highly rated financial institutions. Of the total default fund contributions of $515 million, Nasdaq Clearing can utilize $463 million as capital resources in the event of a counterparty default. The remaining balance of $52 million pertains to member posted surplus balances.
In the investment activity related to default fund and margin contributions, we are exposed to counterparty risk related to reverse repurchase agreement transactions, which reflect the risk that the counterparty might become insolvent and, thus, fail to meet its obligations to Nasdaq Clearing. We mitigate this risk by only engaging in transactions with high credit quality reverse repurchase agreement counterparties and by limiting the acceptable collateral under the reverse repurchase agreement to high quality issuers, primarily government securities and other securities explicitly guaranteed by a government. The value of the underlying security is monitored during the lifetime of the contract and in the event the market value of the underlying security falls below the reverse repurchase amount our clearinghouse may require additional collateral or a reset of the contract.
Default Fund Contributions
Required contributions to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated government debt securities, time deposits, central bank certificates or reverse repurchase agreements with highly rated government debt securities as collateral. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of September 30, 2018, Nasdaq Clearing committed capital totaling $128 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. This includes temporary capital of $22 million (related to the Nasdaq commodities clearing default), which will remain in place for 90 days from September 11, 2018. The combined regulatory capital of the clearing members and Nasdaq Clearing will serve to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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
Similar to default fund contributions, Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing and are recorded in revenues. These cash deposits are recorded in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and current liability. Pledged margin collateral is not recorded in our Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default.
Nasdaq Clearing marks to market all outstanding contracts and requires payment from clearing members whose positions have lost value. The mark-to-market process helps identify any clearing members that may not be able to satisfy their financial obligations in a timely manner allowing Nasdaq Clearing the ability to mitigate the risk of a clearing member defaulting due to exceptionally large losses. In the event of a default, Nasdaq Clearing can access the defaulting member’s margin and default fund deposits to cover the defaulting member’s losses.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of September 30, 2018.
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
Liability Waterfall
The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•
junior capital contributed by Nasdaq Clearing, which totaled $31 million as of September 30, 2018 ($22 million which is temporary capital related to the Nasdaq commodities clearing default and will remain in place for 90 days from September 11, 2018);

•	a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•	specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis;

•	senior capital contributed to each specific market by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $22 million as of September 30, 2018;

•	mutualized default fund, which includes capital contributions of the clearing members on a pro-rata basis;

•	replenished junior capital for the commodities market contributed by Nasdaq Clearing, which totaled $8 million as of September 30, 2018 (see below); and

•	replenished default fund for the commodities market, which includes capital contributions of the clearing members on a pro-rata basis (see below).
If additional funds are needed after utilization of the liability waterfall, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.
In addition to the capital held to withstand counterparty defaults described above, Nasdaq Clearing also has committed capital of $67 million to ensure that it can handle an orderly wind-down of its operation, and that it is adequately protected against investment, operational, legal, and business risks.
Market Value of Derivative Contracts Outstanding
The following table includes the market value of derivative contracts outstanding prior to netting:

September 30, 2018
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$1,106
Fixed-income options and futures(1)(2)	520
Stock options and futures(1)(2)	187
Index options and futures(1)(2)	91
Total	$1,904
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

Derivative Contracts Cleared
The following table includes the total number of derivative contracts cleared through Nasdaq Clearing for the nine months ended September 30, 2018 and 2017:

	September 30, 2018	September 30, 2017
Commodity and seafood options, futures and forwards(1)	1,506,560	2,040,033
Fixed-income options and futures	16,833,278	14,788,850
Stock options and futures	17,735,228	20,070,584
Index options and futures	35,569,046	32,748,357
Total	71,644,112	69,647,824
____________

(1)	The total volume in cleared power related to commodity contracts was 853 Terawatt hours (TWh) for the nine months ended September 30, 2018 and 911 TWh for the nine months ended September 30, 2017.
The outstanding contract value of resale and repurchase agreements was $4.1 billion as of September 30, 2018 and $5.0 billion as of September 30, 2017. The total number of contracts cleared was 6,835,634 for the nine months ended September 30, 2018 and was 5,891,900 for the nine months ended September 30, 2017.
16. Commitments, Contingencies and Guarantees
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 15, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $12 million as of September 30, 2018 and $14 million as of December 31, 2017. As discussed in “Other Credit Facilities,” of Note 9, “Debt Obligations,” clearing-related credit facilities, which are available in multiple currencies, totaled $219 million as of September 30, 2018 and $187 million as of December 31, 2017, in available liquidity, none of which was utilized.
Execution Access is an introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Industrial and Commercial Bank of China Financial Services LLC, or ICBC. As of September 30, 2018, we have contributed $15 million of clearing deposits to ICBC in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by ICBC through the Fixed Income Clearing Corporation, with ICBC acting as agent. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is at least one business day (or more, if specified by the U.S. Treasury issuance calendar). Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk. Daily position trading limits are also enforced for such counterparties.
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
Other Guarantees
We have provided other guarantees of $4 million as of September 30, 2018 and $3 million as of December 31, 2017. These guarantees are primarily related to obligations for our rental and leasing contracts as well as performance guarantees on certain market technology contracts related to the delivery of software technology and support services. We have received financial guarantees from various financial institutions to support the above guarantees.
Through our clearing operations in the financial markets, Nasdaq Clearing is the legal counterparty for, and guarantees the performance of, its clearing members. See Note 15, “Clearing Operations,” for further discussion of Nasdaq Clearing performance guarantees.
We have provided a guarantee related to lease obligations for The Nasdaq Entrepreneurial Center, Inc., which is a not-for-profit organization designed to convene, connect and engage aspiring and current entrepreneurs. This entity is not included in the consolidated financial statements of Nasdaq.
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
Escrow Agreements
In connection with prior acquisitions, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. As of September 30, 2018, these escrow agreements provide for future payment of $11 million, of which $9 million is included in other current liabilities and $2 million is included in other non-current liabilities in the Condensed Consolidated Balance Sheets.
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
Pending Acquisition of Cinnober
In September 2018, we announced that we made a SEK 75 per share and SEK 85 per warrant, or approximately $190 million (based on an exchange rate of USD 1.00 = SEK 8.96 as of September 13, 2018), all cash recommended public offer to the shareholders and warrant holders of Cinnober, a major Swedish financial technology provider to brokers, exchanges and clearinghouses worldwide. See “2018 Pending Acquisition,” of Note 4, “Acquisitions and Divestiture,” for further discussion.
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
During September 2018, a clearing member of Nasdaq Clearing's commodities market was declared in default. Consistent with our regulatory obligations, we notified all relevant regulators and are cooperating fully with information requests. We are engaging in discussions with the other members regarding the default and recovery process towards the defaulting member. We are unable to predict the outcome or exact timing of this matter. See “Nasdaq Commodities Clearing Default,” of Note 15, “Clearing Operations,” for further information on this event.
In addition, see “SEC Decisions,” of Note 19, “Subsequent Events,” for a discussion of recent SEC decisions.
Except as disclosed above and in prior reports filed under the Exchange Act, we are not currently a party to any litigation or proceeding that we believe could have a material adverse effect on our business, consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.

In the normal course of business, Nasdaq discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiries. Management believes that censures, fines, penalties or other sanctions that could result from any ongoing examinations or inquiries will not have a material impact on its consolidated financial position or results of operations. However, we are unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential fines, penalties or injunctive or other equitable relief, if any, that may result from these matters.
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
17. Income Taxes
We use the asset and liability method to determine income taxes on all transactions recorded in the consolidated financial statements. Deferred tax assets (net of valuation allowances) and deferred tax liabilities are presented net by jurisdiction as either a non-current asset or liability in our Condensed Consolidated Balance Sheets, as appropriate. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are realized. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount that is more likely than not to be realized. As of September 30, 2018 and December 31, 2017, net deferred tax assets are included in other non-current assets in the Condensed Consolidated Balance Sheets.
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

The following table shows our income tax provision and effective tax rate:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
	($ in millions)			($ in millions)
Income tax provision	$46	$64	(28.1)%	$234	$178	31.5%
Effective tax rate	22.0%	27.4%		31.8%	26.9%

The lower effective tax rate in the third quarter of 2018 when compared with the same period in 2017 is primarily due to the reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, and a decrease in tax expense related to a provisional adjustment due to the remeasurement of our deferred tax assets and liabilities under SEC Staff Accounting Bulletin No. 118, “Income Tax Accounting Implications of the Tax Cuts and Jobs Act,” or SAB 118. These decreases are partially offset by a lower recognition of excess tax benefits associated with the vesting of employee share-based compensation arrangements and previously unrecognized tax benefits associated with positions taken in prior years in the first nine months of 2018 compared to the same period in 2017. The higher effective tax rate in the first nine months of 2018 when compared to the same period in 2017 is primarily due to the reversal of certain Swedish tax benefits recorded in prior periods and the tax expense associated with the sale of the Public Relations Solutions and Digital Media Services businesses. Also, we recorded a lower recognition of excess tax benefits associated with the vesting of employee share-based compensation arrangements and previously unrecognized tax benefits associated with positions taken in prior years in the first nine months of 2018 compared to the same period in 2017. These increases are partially offset by a decrease in tax expense due to the reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, and a decrease in tax expense related to a provisional adjustment due to the remeasurement of our deferred tax assets and liabilities under SAB 118.
The effective tax rate may also vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2008 through 2015 are currently under examination by the Internal Revenue Services and we are subject to examination by the Internal Revenue Service for 2016 and 2017. Several state tax returns are currently under examination by the respective tax authorities for the years 2007 through 2016. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2009 through 2017. Although the results of such examinations may have an impact on our unrecognized tax benefits, we do not anticipate that such impact will be material to our consolidated financial position or results of operations. In addition, we anticipate that the amount of unrecognized tax benefits as of September 30,

2018 will decrease in the next twelve months as we expect to settle certain tax audits.
The Swedish Tax Agency has disallowed certain interest expense deductions for the years 2013 - 2016. We appealed to the Lower Administrative Court for the years 2013 - 2015. In the first quarter of 2018, the Lower Administrative Court denied our appeal. We have appealed to the Administrative Court of Appeal. Through March 31, 2018, we had recorded tax benefits of $57 million associated with this matter. We continue to pay all assessments from the Swedish Tax Agency while this matter is pending and have paid $40 million through September 30, 2018. In the second quarter of 2018, the Administrative Court of Appeal decided similar cases against other taxpayers. Although we continue to assert the validity of these interest expense deductions, the decisions of the court lead us to conclude that we can no longer assert that we are more than likely to be successful in our appeal. As such, in the second quarter of 2018, we recorded tax expense of $41 million, or $0.24 per diluted share, which is net of any related U.S. tax benefits and reflects the impact of foreign currency translation. We expect to record future quarterly net tax expense of $1 million related to this matter.
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
SAB 118 has provided guidance which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. As of December 31, 2017, we recorded a provisional estimate of the effects of the new legislation. In the first quarter of 2018, we recorded an increase to tax expense of $5 million, which reflects the reduced federal tax benefit associated with state unrecognized tax benefits. In the third quarter of 2018, we recorded a decrease to tax expense of $4 million related to the remeasurement of our deferred tax assets and liabilities as of the enactment date. We will continue to analyze the Tax Cuts and Jobs Act and related accounting guidance and interpretations in order to finalize any impacts within the measurement period.
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
* * * * * *
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
The following table presents certain information regarding our operating segments for the three and nine months ended September 30, 2018 and 2017:

	Market Services	Corporate Services	Information Services	Market Technology	Corporate Items	Consolidated
	(in millions)
Three Months Ended September 30, 2018
Total revenues	$586	$131	$179	$68	$—	$964
Transaction-based expenses	(364)	—	—	—	—	(364)
Revenues less transaction-based expenses	222	131	179	68	—	600
Operating income (loss)	$121	$42	$117	$9	$(43)	$246
Three Months Ended September 30, 2017
Total revenues	$581	$126	$150	$62	$46	$965
Transaction-based expenses	(362)	—	—	—	—	(362)
Revenues less transaction-based expenses	219	126	150	62	46	603
Operating income (loss)	$118	$41	$111	$14	$(22)	$262
Nine Months Ended September 30, 2018
Total revenues	$1,968	$395	$528	$194	$56	$3,141
Transaction-based expenses	(1,259)	—	—	—	—	(1,259)
Revenues less transaction-based expenses	709	395	528	194	56	1,882
Operating income (loss)	$402	$122	$342	$20	$(99)	$787
Nine Months Ended September 30, 2017
Total revenues	$1,808	$370	$432	$176	$143	$2,929
Transaction-based expenses	(1,149)	—	—	—	—	(1,149)
Revenues less transaction-based expenses	659	370	432	176	143	1,780
Operating income (loss)	$359	$115	$318	$39	$(81)	$750

Certain amounts are allocated to corporate items in our management reports as we believe they do not contribute to a meaningful evaluation of a particular segment's ongoing operating performance. These items include the following:
2018 Divestiture: We have included in corporate items the revenues and expenses of the Public Relations Solutions and Digital Media Services businesses which were part of the Corporate Solutions business within our Corporate Services segment as these businesses were sold in April 2018. See “2018 Divestiture,” of Note 4, “Acquisitions and Divestiture,” for further discussion.
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
Clearing Default Loss: In September 2018, we recorded an $8 million loss related to a default of a Nasdaq Clearing commodities member. See “Nasdaq Commodities Clearing Default,” of Note 15, “Clearing Operations,” for further discussion of the default. We have included the loss related to the default in corporate items as we believe it is non-recurring, as there has never been a loss due to member default in our clearinghouse, and should be excluded when evaluating the ongoing operating performance of the Market Services segment. Any expenses associated with the evaluation and enhancement of processes and procedures will be reflected within the Market Services segment.
Other significant items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. For the three and nine months ended September 30, 2018, other significant items included litigation costs and for the nine months ended September 30, 2018, out of period tax charges. For the nine months ended September 30, 2017, other significant items included loss on extinguishment of debt. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of each segment.
Accordingly, we do not allocate these costs for purposes of disclosing segment results because they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance.

* * * * * *
A summary of our corporate items is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
Revenues - divested businesses	$—	$46	$56	$143
Expenses:
Amortization expense of acquired intangible assets	27	22	83	67
Merger and strategic initiatives expense	6	3	7	20
Clearing default loss	8	—	8	—
Extinguishment of debt	—	—	—	10
Expenses - divested businesses	—	42	51	125
Other	2	1	6	2
Total expenses	43	68	155	224
Operating loss	$(43)	$(22)	$(99)	$(81)
* * * * * *
19. Subsequent Events
SEC Decisions
In recent years, certain industry groups have challenged the level of fees that U.S. exchanges charge for market data and connectivity. We have defeated two challenges in federal appeals court pertaining to market data and an additional challenge at the administrative level within the SEC. However, in October 2018, the SEC reversed that administrative decision and found that Nasdaq had not met a burden of demonstrating that certain challenged fees were fair and reasonable; we estimate that this decision will reduce our revenues by approximately $1 million. Nasdaq has appealed this decision to the U.S. Court of Appeals for the District of Columbia Circuit. In addition, the SEC remanded a series of additional challenges to market data and connectivity fees back to Nasdaq for further consideration. Nasdaq has petitioned the SEC to reconsider this decision. We are unable to predict the outcome or the timing of the ultimate resolution of these matters.

Sale of Equity Security
In October 2018, we entered into an agreement to sell our 5% ownership interest in LCH for aggregate pre-tax cash proceeds of approximately €148 million, or approximately $171 million (based on an exchange rate of 1 USD = 0.87 Euro as of October 18, 2018). Subject to regulatory non-objection, the transaction is expected to close in the fourth quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
Business Overview
We are a leading provider of trading, clearing, marketplace technology, regulatory, securities listing, information and public and private company services. Our global offerings are diverse and include trading and clearing across multiple asset classes, trade management services, market data products, financial indexes, investment data and analytics, capital formation solutions, corporate solutions, and market technology products and services. Our technology powers markets across the globe, supporting equity derivative trading, clearing and settlement, cash equity trading, fixed income trading, trading surveillance and many other functions.
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

•	the challenges created by the automation of market data consumption, including competition and the quickly evolving nature of the market data business;

•	the outlook of our technology customers for capital market activity;

•	technological advances and members’ and customers’ demand for speed, efficiency, and reliability;

•	the acceptance of cloud-based services and advanced analytics by our customers and global regulators;

•	trading volumes and values in equity derivatives, cash equities and FICC, which are driven primarily by overall macroeconomic conditions;

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

•	the demand for licensed ETPs, enhanced analytics and other financial products based on our indexes as well as changes to the underlying assets associated with existing licensed financial products;

•	continuing pressure in transaction fee pricing due to intense competition in the U.S. and Europe;

•	competition related to pricing, product features and service offerings; and

•	regulatory changes relating to market structure, including market data, or affecting certain types of instruments, transactions, pricing structures or capital market participants.
The current consensus forecast for gross domestic product growth for the U.S. is 2.9% in 2018 and 2.6% in 2019 and the Eurozone is 2.1% in 2018 and 1.8% in 2019. U.S. growth forecasts for 2019 have remained stable since the end of the first quarter of 2018. Growth forecasts for the Eurozone in 2019 have declined by 0.1 percentage points over the past two quarters. There are a number of significant structural and political issues continuing to impact the global economy. In the U.S. the Federal Reserve continues to tighten monetary policy, while Europe is close to exiting their own quantitative easing program. Since quarter end, strong U.S. employment data confirmed market confidence for additional rate rises. That in turn led to some additional volatility and trading volumes above 2018 averages, which are in turn slightly above 2017 levels.
In the U.S., the third quarter of 2018 was a strong quarter for IPOs, with 52 IPOs on The Nasdaq Stock Market compared with 34 in the third quarter of 2017. In addition, there were three IPOs in the third quarter of 2018 on the exchanges that comprise Nasdaq Nordic and Nasdaq Baltic compared with 10 in the third quarter of 2017. Additional impacts on our business drivers include the international enactment and implementation of legislative and regulatory initiatives, notably MiFID II in Europe, the evolution of market participants’ trading and investment strategies, and the continued rapid progression and deployment of new technology in the financial services industry. The business environment that influences our financial performance in 2018 may be characterized as follows:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Market Services
Equity Derivative Trading and Clearing
U.S. equity options
Total industry average daily volume (in millions)	16.5	14.1	17.7	14.5
Nasdaq PHLX matched market share	16.4%	16.9%	16.0%	16.9%
The Nasdaq Options Market matched market share	8.5%	9.1%	9.3%	9.5%
Nasdaq BX Options matched market share	0.3%	0.7%	0.4%	0.7%
Nasdaq ISE Options matched market share	9.0%	8.8%	8.7%	9.1%
Nasdaq GEMX Options matched market share	4.8%	5.3%	4.6%	5.3%
Nasdaq MRX Options matched market share	0.1%	0.2%	0.1%	0.1%
Total matched market share executed on Nasdaq’s exchanges	39.1%	41.0%	39.1%	41.6%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts(1)	279,329	296,086	332,743	335,679
Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	6.35	6.06	6.94	6.58
Matched share volume (in billions)	77.8	69.1	250.3	223.2
The Nasdaq Stock Market matched market share	15.9%	14.1%	15.3%	14.2%
Nasdaq BX matched market share	2.9%	3.3%	3.1%	3.0%
Nasdaq PSX matched market share	0.7%	0.7%	0.8%	0.8%
Total matched market share executed on Nasdaq’s exchanges	19.5%	18.1%	19.2%	18.0%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	30.4%	34.1%	32.5%	34.3%
Total market share(2)	49.9%	52.2%	51.7%	52.3%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	553,709	545,115	608,739	547,985
Total average daily value of shares traded (in billions)	$4.8	$5.1	$5.5	$5.3
Total market share executed on Nasdaq’s exchanges	65.7%	67.9%	67.4%	66.2%
FICC
Fixed Income
U.S. fixed income notional trading volume (in billions)	$3,194	$3,975	$12,484	$13,770
Total average daily volume of Nasdaq Nordic and Nasdaq Baltic fixed income contracts	121,747	103,790	126,149	111,337
Commodities
Power contracts cleared (TWh)(3)	276	264	853	911
Corporate Services
Initial public offerings
The Nasdaq Stock Market	52	34	145	87
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	3	10	38	60
Total new listings
The Nasdaq Stock Market(4)	85	78	236	184
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(5)	6	11	50	72
Number of listed companies
The Nasdaq Stock Market(6)	3,049	2,935	3,049	2,935
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(7)	1,010	952	1,010	952
Information Services
Number of licensed ETPs	358	314	358	314
ETP assets under management tracking Nasdaq indexes (in billions)	$206	$154	$206	$154
Market Technology
Order intake (in millions)(8)	$40	$57	$149	$149
Total order value (in millions)(9)	$703	$670	$703	$670

____________

(1)	Includes Finnish option contracts traded on Eurex.

(2)	Includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.

(3)	Transactions executed on Nasdaq Commodities or OTC and reported for clearing to Nasdaq Commodities measured by Terawatt hours (TWh).

(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETPs.

(5)	New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.

(6)	Number of total listings on The Nasdaq Stock Market at period end, including 390 ETPs as of September 30, 2018 and 362 as of September 30, 2017.

(7)	Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North at period end.

(8)	Total contract value of orders signed during the period.

(9)
Represents total contract value of signed orders that are yet to be recognized as revenue. Market technology deferred revenue, as discussed in Note 8, “Deferred Revenue,” to the condensed consolidated financial statements, represents consideration received that is yet to be recognized as revenue for these signed orders. Total order value for the three and nine months ended September 30, 2017 was restated as a result of the adoption of Topic 606.

* * * * * *
Financial Summary
The following table summarizes our financial performance for the three and nine months ended September 30, 2018 when compared with the same periods in 2017. The comparability of our results of operations between reported periods is impacted by the divestiture of the Public Relations Solutions and Digital Media Services businesses in April 2018 and the acquisition of eVestment in October 2017. See Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion of these transactions. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
	(in millions, except per share amounts)			(in millions, except per share amounts)
Revenues less transaction-based expenses	$600	$603	(0.5)%	$1,882	$1,780	5.7%
Operating expenses	354	341	3.8%	1,095	1,030	6.3%
Operating income	246	262	(6.1)%	787	750	4.9%
Interest expense	(38)	(34)	11.8%	(112)	(107)	4.7%
Net gain on divestiture of businesses	(8)	—	N/M	33	—	N/M
Income before income taxes	209	234	(10.7)%	736	661	11.3%
Income tax provision	46	64	(28.1)%	234	178	31.5%
Net income attributable to Nasdaq	$163	$170	(4.1)%	$502	$483	3.9%
Diluted earnings per share	$0.97	$1.00	(3.0)%	$2.99	$2.85	4.9%
Cash dividends declared per common share	$0.44	$0.38	15.8%	$1.26	$1.08	16.7%
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

Segment Operating Results
The following table shows our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
	(in millions)			(in millions)
Market Services	$586	$581	0.9%	$1,968	$1,808	8.8%
Transaction-based expenses	(364)	(362)	0.6%	(1,259)	(1,149)	9.6%
Market Services revenues less transaction-based expenses	222	219	1.4%	709	659	7.6%
Corporate Services	131	126	4.0%	395	370	6.8%
Information Services	179	150	19.3%	528	432	22.2%
Market Technology	68	62	9.7%	194	176	10.2%
Other revenues	—	46	(100.0)%	56	143	(60.8)%
Total revenues less transaction-based expenses	$600	$603	(0.5)%	$1,882	$1,780	5.7%

The following charts show our Market Services, Corporate Services, Information Services and Market Technology segments as a percentage of our total revenues less transaction-based expenses of $600 million for the three months ended September 30, 2018, $603 million for the three months ended September 30, 2017, $1,882 million for the nine months ended September 30, 2018, and $1,780 million for the nine months ended September 30, 2017:

MARKET SERVICES
The following table shows total revenues, transaction-based expenses, and total revenues less transaction-based expenses from our Market Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
	(in millions)			(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$190	$178	6.7%	$621	$560	10.9%
Transaction-based expenses:
Transaction rebates	(115)	(106)	8.5%	(370)	(335)	10.4%
Brokerage, clearance and exchange fees(1)	(7)	(10)	(30.0)%	(34)	(29)	17.2%
Equity derivative trading and clearing revenues less transaction-based expenses	68	62	9.7%	217	196	10.7%
Cash Equity Trading Revenues(2)	303	304	(0.3)%	1,056	958	10.2%
Transaction-based expenses:
Transaction rebates	(176)	(157)	12.1%	(571)	(526)	8.6%
Brokerage, clearance and exchange fees(2)	(64)	(85)	(24.7)%	(276)	(245)	12.7%
Cash equity trading revenues less transaction-based expenses	63	62	1.6%	209	187	11.8%
FICC Revenues	21	24	(12.5)%	71	72	(1.4)%
Transaction-based expenses:
Transaction rebates	(2)	(3)	(33.3)%	(6)	(13)	(53.8)%
Brokerage, clearance and exchange fees	—	(1)	(100.0)%	(2)	(1)	100.0%
FICC revenues less transaction-based expenses	19	20	(5.0)%	63	58	8.6%
Trade Management Services Revenues	72	75	(4.0)%	220	218	0.9%
Total Market Services revenues less transaction-based expenses	$222	$219	1.4%	$709	$659	7.6%
____________

(1)
Includes Section 31 fees of $7 million in the third quarter of 2018, $30 million in the first nine months of 2018, $9 million in the third quarter of 2017, and $27 million in the first nine months of 2017. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

(2)
Includes Section 31 fees of $60 million in the third quarter of 2018, $264 million in the first nine months of 2018, $82 million in the third quarter of 2017, and $234 million in the first nine months of 2017. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

Equity Derivative Trading and Clearing Revenues
Equity derivative trading and clearing revenues and equity derivative trading and clearing revenues less transaction-based expenses increased in the third quarter of 2018 compared with the same period in 2017. The increase in equity derivative trading and clearing revenues was primarily due to higher U.S. industry trading volumes, partially offset by a decrease in our overall U.S. matched market share executed on Nasdaq's exchanges and a decrease in the U.S. gross capture rate. The increase in equity derivative trading and clearing revenues less transaction-based expenses was primarily due to higher U.S. industry trading volumes and an increase in the U.S. net capture rate, partially offset by a decrease in our overall U.S. matched market share.

Equity derivative trading and clearing revenues and equity derivative trading and clearing revenues less transaction-based expenses increased in the first nine months of 2018 compared with the same period in 2017. The increases were primarily due to higher U.S. industry trading volumes, partially offset by a decrease in our overall U.S. matched market and a decrease in the U.S. average capture rate.
Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses. In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. The decrease in Section 31 fees in the third quarter of 2018 compared with the same period in 2017 was primarily due to lower average SEC fee rates, partially offset by higher dollar value traded on Nasdaq’s exchanges. The increase in Section 31 fees in the first nine months of 2018 compared with the same period in 2017 was primarily due to higher dollar value traded on Nasdaq’s exchanges, partially offset by a lower average SEC fee rates.
Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the third quarter and first nine months of 2018 compared with the same periods in 2017 primarily due to higher U.S. industry trading volumes, partially offset by a decrease in our overall U.S. matched market share.
Brokerage, clearance and exchange fees decreased in the third quarter and increased in the first nine months of 2018 compared with the same periods in 2017. The decrease in the third quarter of 2018 was primarily due to lower Section 31 pass-through fees and increase in the first nine months of 2018 was primarily due to higher Section 31 pass-through fees, as discussed above.
Cash Equity Trading Revenues
Cash equity trading revenues remained relatively flat in the third quarter of 2018 compared with the same period in 2017 while cash equity trading revenues less transaction-based expenses increased in the third quarter of 2018 compared with the same period in 2017. The increase in cash equity trading revenues less transaction-based expenses was primarily due to an increase in our overall U.S. matched market share executed on Nasdaq's exchanges and higher U.S. trading volumes, partially offset by a lower U.S. net capture rate.
Cash equity trading revenues and cash equity trading revenues less transaction-based expenses increased in the first nine months of 2018 compared with the same period in 2017 primarily due to higher U.S. trading volumes and an increase in our overall U.S. matched market share executed on Nasdaq's exchanges.
Further impacting the increase in cash equity trading revenues for the first nine months of 2018 was an increase in Section 31 pass-through fee revenue, partially offset by a lower U.S. average gross capture rate.
The increases in the first nine months of 2018 for both cash equity trading revenues and cash equity trading revenues less transaction-based expenses were also due to a favorable impact from foreign exchange of $3 million.
Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. The decrease in Section 31 fees in the third quarter of 2018 compared with the same period in 2017 was primarily due to lower SEC fee rates, partially offset by higher dollar value traded on Nasdaq’s exchanges. The increase in Section 31 fees in the first nine months of 2018 compared with the same period in 2017 was primarily due to higher dollar value traded on Nasdaq’s exchanges, partially offset by lower SEC fee rates.
Transaction rebates increased in the third quarter and first nine months of 2018 compared with the same periods in 2017. For The Nasdaq Stock Market, Nasdaq PSX and Nasdaq Canada, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The increases were primarily due to an increase in our overall U.S. matched market share executed on Nasdaq’s exchanges and higher U.S. trading volumes.
Brokerage, clearance and exchange fees decreased in the third quarter and increased in the first nine months of 2018 compared with the same periods in 2017. The decrease in the third quarter of 2018 was primarily due to lower Section 31 pass-through fees and increase in the first nine months of 2018 was primarily due to higher Section 31 pass-through fees, as discussed above.
FICC Revenues
FICC revenues decreased in the third quarter of 2018 compared with the same period in 2017 primarily due to a decline in revenues related to U.S. fixed income products. FICC revenues less transaction-based expenses decreased in the third quarter of 2018 compared with the same period in 2017 primarily due to a decline in revenues related to U.S. fixed income products offset by higher net revenues at NFX. Further impacting the decreases in FICC revenues and FICC revenues less transaction-based expenses for the third quarter of 2018 was an unfavorable impact from foreign exchange of $1 million.
FICC revenues decreased slightly and FICC revenues less transaction-based expenses increased in the first nine months of 2018 compared with the same period in 2017. The decrease in FICC revenues was primarily due to a decline in revenues related to U.S. fixed income products. The increase in FICC revenues less transaction-based expenses was primarily due to higher net revenues at NFX, partially offset by a decline in revenues related to U.S. fixed income products. The decrease in FICC revenues and the increase in FICC revenues less transaction-based expenses for the first nine months of 2018 was favorably impacted by foreign exchange of $2 million.
Trade Management Services Revenues
Trade management services revenues decreased in the third quarter of 2018 and increased in the first nine months of 2018 compared with the same periods in 2017. The decrease in the third quarter was primarily due to a decrease in revenues from a decline in port connectivity and an unfavorable impact from foreign exchange of $1 million. The increase in the first nine months was primarily due to an increase in revenues from customer demand for port connectivity.
* * * * * *
CORPORATE SERVICES
The following table shows revenues from our Corporate Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
	(in millions)			(in millions)
Corporate Services:
Corporate Solutions	$59	$59	—%	$178	$173	2.9%
Listing Services	72	67	7.5%	217	197	10.2%
Total Corporate Services	$131	$126	4.0%	$395	$370	6.8%

Corporate Solutions Revenues
Corporate solutions revenues were flat in the third quarter and increased in the first nine months of 2018 compared with the same periods in 2017. The increase in the first nine months of 2018 was primarily due to an increase in board & leadership revenues and a favorable impact from foreign exchange of $2 million.

Listing Services Revenues
Listing services revenues increased in the third quarter and first nine months of 2018 compared with the same periods in 2017 primarily resulting from client adoption of our all-inclusive annual listing fee program and an increase in the number and size of IPOs, partially offset by the run-off of fees earned from U.S. listing of additional shares. The increase in the first nine months was also due to a favorable impact from foreign exchange of $2 million.

* * * * * *
INFORMATION SERVICES
The following table shows revenues from our Information Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
	(in millions)			(in millions)
Information Services:
Market Data	$95	$97	(2.1)%	$293	$276	6.2%
Index	52	43	20.9%	152	125	21.6%
Investment Data & Analytics	32	10	220.0%	83	31	167.7%
Total Information Services	$179	$150	19.3%	$528	$432	22.2%

Market Data Revenues
Market data revenues decreased in the third quarter and increased in the first nine months of 2018 compared with the same periods in 2017. The decrease in the third quarter was primarily due to lower collections related to under reported usage. The increase in the first nine months of 2018 was primarily due to sales of new subscriptions and licenses, notably growth in the Asia Pacific region, and a favorable impact from foreign exchange of $5 million.
Index Revenues
Index revenues increased in both the third quarter and first nine months of 2018 compared with the same periods in 2017 primarily due to higher assets under management in ETPs linked to Nasdaq indexes and higher licensing revenues from futures trading volume related to the Nasdaq 100 Index.
Investment Data & Analytics Revenues
Investment data & analytics revenues increased in both the third quarter and first nine months of 2018 compared with the same periods in 2017 primarily due to the inclusion of revenues associated with the acquisition of eVestment.

MARKET TECHNOLOGY
The following table shows revenues from our Market Technology segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
	(in millions)			(in millions)
Market Technology	$68	$62	9.7%	$194	$176	10.2%

Market Technology Revenues
Market technology revenues increased in both the third quarter and first nine months of 2018 compared with the same periods in 2017 primarily due to an increase in delivery and support revenues and higher software as a service revenues, partially offset by a decrease in change request and advisory revenues. The increase in the third quarter also included an unfavorable impact from foreign exchange of $2 million.
OTHER REVENUES
Other revenues include the revenues from the Public Relations Solutions and Digital Media Services businesses which were sold in April 2018. Prior to the sale date, these revenues were included in our Corporate Solutions business. See “2018 Divestiture,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion.
Expenses
Operating Expenses
The following table shows our operating expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
	(in millions)			(in millions)
Compensation and benefits	$164	$167	(1.8)%	$534	$489	9.2%
Professional and contract services	33	38	(13.2)%	105	110	(4.5)%
Computer operations and data communications	32	32	—%	94	91	3.3%
Occupancy	23	23	—%	72	69	4.3%
General, administrative and other	28	15	86.7%	73	64	14.1%
Marketing and advertising	7	7	—%	27	22	22.7%
Depreciation and amortization	53	47	12.8%	159	140	13.6%
Regulatory	8	9	(11.1)%	24	25	(4.0)%
Merger and strategic initiatives	6	3	100.0%	7	20	(65.0)%
Total operating expenses	$354	$341	3.8%	$1,095	$1,030	6.3%

The decrease in compensation and benefits expense in the third quarter of 2018 was primarily due to the sale of the Public Relations Solutions and Digital Media Services businesses, partially offset by costs resulting from our 2017 acquisitions and higher compensation expense reflecting higher performance incentives. The increase in the first nine months of 2018 was primarily due to overall higher compensation costs resulting from our 2017 acquisitions and higher compensation expense reflecting higher performance incentives, partially offset by lower compensation costs due to the sale of the Public Relations Solutions and Digital Media Services businesses. The decrease in the third quarter also included a favorable impact from foreign exchange of $3 million and the increase in the first nine months included an unfavorable impact from foreign exchange of $4 million.

Headcount decreased to 4,024 employees as of September 30, 2018 from 4,416 as of September 30, 2017 primarily due to the sale of the Public Relations Solutions and Digital Media Services businesses, partially offset by our acquisition of eVestment.
Professional and contract services expense decreased in the third quarter and first nine months of 2018 primarily due to the sale of the Public Relations Solutions and Digital Media Services businesses, partially offset by additional expense associated with our 2017 acquisitions and litigation costs related to certain legal matters.
Computer operations and data communications expense was flat in the third quarter of 2018 as higher market data feed costs due to higher volumes and higher software maintenance costs were offset by lower costs resulting from the sale of the Public Relations Solutions and Digital Media Services businesses. Computer operations and data communications expense increased in the first nine months of 2018 primarily due to higher market data feed costs due to higher volumes and higher software maintenance costs, partially offset by lower costs resulting from the sale of the Public Relations Solutions and Digital Media Services businesses.
Occupancy expense was flat in the third quarter of 2018 as additional facility and rent costs associated with our 2017 acquisitions were offset by lower costs resulting from the sale of the Public Relations Solutions and Digital Media Services businesses. Occupancy expense increased in the first nine months of 2018 primarily due to additional facility and rent costs associated with our 2017 acquisitions, partially offset by lower costs from the sale of the Public Relations Solutions and Digital Media Services businesses.
The increase in general, administrative and other expense in the third quarter of 2018 was primarily due to the clearing default loss. See “Nasdaq Commodities Clearing Default,” of Note 15, “Clearing Operations,” for further discussion of the default. The increase in the first nine months of 2018 was due to the clearing default loss and also included higher costs associated with our 2017 acquisitions, lower regulatory fine income and a sales and use tax charge. General, administrative and other expense for the nine months ended 2017 included a pre-tax charge of $10 million in the second quarter of 2017 which primarily included a make-whole redemption price premium paid on the early extinguishment of previously outstanding debt.
Marketing and advertising expense was flat in the third quarter and increased in the first nine months of 2018. The increase in the first nine months of 2018 was primarily due to an increase in advertising spend.
The increase in depreciation and amortization expense in both the third quarter and first nine months of 2018 was primarily due to additional amortization expense associated with software assets placed in service and acquired intangible assets related to our 2017 acquisitions.
Merger and strategic initiatives expense in the third quarter and first nine months of 2018 was primarily related to costs associated with the sale of our Public Relations Solutions and Digital Media Services businesses. Merger and strategic initiative expense for the first nine months of 2018 includes a credit of $10 million which relates to the reclass of costs incurred during the first quarter of 2018 to sell the Public Relations Solutions and Digital Media Services businesses. Since these businesses were sold during the second quarter of 2018, these costs have been included as a deduction to the gain on the sale of these businesses. Merger and strategic initiatives expense in the third quarter and first nine months of 2017 was primarily related to our acquisition of ISE.
* * * * * *
Non-operating Income and Expenses
The following table shows our non-operating income and expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
	(in millions)			(in millions)
Interest income	$3	$2	50.0%	$8	$6	33.3%
Interest expense	(38)	(34)	11.8%	(112)	(107)	4.7%
Net interest expense	(35)	(32)	9.4%	(104)	(101)	3.0%
Net gain on divestiture of businesses	(8)	—	N/M	33	—	N/M
Other investment income	—	—	—%	7	2	250.0%
Net income from unconsolidated investees	6	4	50.0%	13	10	30.0%
Total non-operating income (expenses)	$(37)	$(28)	32.1%	$(51)	$(89)	(42.7)%
_______
N/M - Not meaningful.
Interest Income
Interest income increased in both the third quarter and first nine months of 2018 compared with the same periods in 2017 primarily due to an increase in prevailing market rates.

Interest Expense
The following table shows our interest expense:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
	(in millions)			(in millions)
Interest expense on debt	$35	$32	9.4%	$105	$101	4.0%
Accretion of debt issuance costs and debt discount	2	1	100.0%	5	4	25.0%
Other bank and investment-related fees	1	1	—%	2	2	—%
Interest expense	$38	$34	11.8%	$112	$107	4.7%

See Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
Net Gain on Divestiture of Businesses
In April 2018, we sold our Public Relations Solutions and Digital Media Services businesses. See “2018 Divestiture,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion.
Other Investment Income
Other investment income in the first nine months of 2018 primarily related to dividend income received on an equity security.

Net Income from Unconsolidated Investees
Net income from unconsolidated investees in the third quarter and first nine months of 2018 and 2017 primarily relates to income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 7, “Investments,” to the condensed consolidated financial statements for further discussion of our equity method investments.
* * * * * *
Tax Matters
The following table shows our income tax provision and effective tax rate:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2018	2017		2018	2017
	($ in millions)			($ in millions)
Income tax provision	$46	$64	(28.1)%	$234	$178	31.5%
Effective tax rate	22.0%	27.4%		31.8%	26.9%

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
Non-GAAP Financial Measures
In addition to disclosing results determined in accordance with U.S. GAAP, we also have provided non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share. Management uses this non-GAAP information internally, along with U.S. GAAP information, in evaluating our performance and in making financial and operational decisions. We believe our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparisons of our ongoing operating performance.
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
Clearing Default Loss: In September 2018, we recorded an $8 million loss related to a default of a Nasdaq Clearing commodities member. See “Nasdaq Commodities Clearing Default,” of Note 15, “Clearing Operations,” for further discussion of the default. We have excluded the loss related to the default as we believe it is non-recurring, as there has never been a loss due to member default in our clearinghouse, and should be excluded when evaluating the ongoing operating performance of Nasdaq. Any expenses associated with the evaluation and enhancement of processes and procedures will not be excluded from our GAAP results.
Other significant items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq. For the three and nine months ended September 30, 2018, other significant items includes a net gain on divestiture of businesses associated with the sale of our Public Relations Solutions and Digital Media Services businesses. We recognized a pre-tax net gain on the sale of $33 million for the nine months ended September 30, 2018 which includes a post-closing working capital adjustment of $8 million recorded during the three months ended September 30, 2018. For the three and nine months ended September 30, 2018, other significant items included litigation costs and for the nine months ended September 30, 2018, out of period tax charges. For the nine months ended September 30, 2017, other significant items included loss on extinguishment of debt and wind down costs associated with an equity method investment that was previously written off. We believe the exclusion of such amounts allows management and investors to better understand the financial results of Nasdaq.
Significant tax items: The adjustment to the income tax provision includes the tax impact of each non-GAAP adjustment. In addition, for the nine months ended September 30, 2018, the adjustment to the income tax provision includes a $3 million increase to tax expense due to a remeasurement of our unrecognized tax benefits. For the three months ended September 30, 2017, the adjustment to the income tax provision includes an $8 million decrease to tax expense due to a remeasurement of our unrecognized tax benefits and the nine months ended September 30, 2017 includes a $12 million decrease to tax expense due to a remeasurement of our unrecognized tax benefits. Additional adjustments include the following items:

•
For the nine months ended September 30, 2018, we recorded a reversal of previously recognized certain Swedish tax benefits. See Note 17, “Income Taxes,” to the condensed consolidated financial statements for further discussion.

•
The impact of the newly enacted U.S. tax legislation is related to the Tax Cuts and Jobs Act which was enacted on December 22, 2017. For the three months ended September 30, 2018, we recorded a decrease to tax expense of $4 million related to the remeasurement of our deferred tax assets and liabilities as of the enactment date. For the nine months ended September 30, 2018, we recorded an increase to tax expense of $1 million, consisting of a $5 million increase to tax expense which reflects the reduced federal tax benefit associated with state unrecognized tax benefits, partially offset by the $4 million decrease described above. These amounts may be refined in the future as new information becomes available.

•
For the nine months ended September 30, 2018, we recorded excess tax benefits of $5 million related to employee share-based compensation which reflects the recognition of income tax effects of share-based awards when awards vest or are settled. For the three months ended September 30, 2017, we recorded excess tax benefits of $7 million, and for the nine months ended September 30, 2017, we recorded excess tax benefits of $30 million. This item is subject to volatility and will vary based on the timing of the vesting of employee share-based compensation arrangements and fluctuation in our stock price.

The following table represents reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except share and per share amounts)		(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$163	$0.97	$170	$1.00
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	27	0.16	22	0.13
Merger and strategic initiatives	6	0.04	3	0.02
Net gain on divestiture of businesses	8	0.05	—	—
Clearing default loss	8	0.05	—	—
Other	2	0.01	1	0.01
Adjustment to the income tax provision to reflect non-GAAP adjustments and other tax items	(17)	(0.11)	(17)	(0.10)
Impact of newly enacted U.S. tax legislation	(4)	(0.02)	—	—
Excess tax benefits related to employee share-based compensation	—	—	(7)	(0.05)
Total non-GAAP adjustments, net of tax	30	0.18	2	0.01

Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$193	$1.15	$172	$1.01
Weighted-average common shares outstanding for diluted earnings per share		167,290,916		170,002,147

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
	(in millions, except share and per share amounts)		(in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$502	$2.99	$483	$2.85
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	83	0.49	67	0.40
Merger and strategic initiatives	7	0.04	20	0.12
Net gain on divestiture of businesses	(33)	(0.20)	—	—
Clearing default loss	8	0.05	—	—
Extinguishment of debt	—	—	10	0.06
Other	6	0.04	3	0.01
Adjustment to the income tax provision to reflect non-GAAP adjustments and other tax items	(10)	(0.06)	(49)	(0.29)
Reversal of certain Swedish tax benefits	41	0.24	—	—
Impact of newly enacted U.S. tax legislation	1	0.01	—	—
Excess tax benefits related to employee share-based compensation	(5)	(0.03)	(30)	(0.18)
Total non-GAAP adjustments, net of tax	98	0.58	21	0.12

Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$600	$3.57	$504	$2.97
Weighted-average common shares outstanding for diluted earnings per share		167,884,484		169,566,166

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
As of September 30, 2018, no amounts were outstanding on the 2017 Credit Facility. The $4 million credit balance represents unamortized debt issuance costs. Of the $1 billion that is available for borrowing, $311 million provides liquidity support for the commercial paper program and for a letter of credit. As such, as of September 30, 2018, the total remaining amount available under the 2017 Credit Facility was $689 million.
In the near term, we expect that our operations and the availability under our revolving credit commitment and commercial paper program will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends.
The value of various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, and commercial paper can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $(342) million as of September 30, 2018, compared with $276 million as of December 31, 2017, a decrease of $618 million. Current asset balance changes decreased working capital by $53 million, with increases in default funds and margin deposits, other current assets and restricted cash, partially offset by decreases in assets held for sale, cash and cash equivalents, and financial investments, at fair value. Current liability balance changes decreased working capital by $565 million, due to increases in short-term debt as our 2019 Notes became due within one year in March 2018, default funds and margin deposits, deferred revenue, and other current liabilities, partially offset by decreases in Section 31 fees payable to the SEC, liabilities held for sale, accrued personnel costs, and accounts payable and accrued expenses.
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
Financial Assets
The following table summarizes our financial assets:

	September 30, 2018	December 31, 2017
	(in millions)
Cash and cash equivalents	$324	$377
Restricted cash	52	22
Financial investments, at fair value	202	235
Total financial assets	$578	$634
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of September 30, 2018, our cash and cash equivalents of $324 million were primarily invested in bank deposits, money market funds and commercial paper. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of September 30, 2018 decreased $53 million from December 31, 2017, primarily due to:

•	repurchases of our common stock;

•	cash dividends paid on our common stock;

•	repayments made on commercial paper, net;

•	repayments of long-term debt;

•	purchases of property and equipment; and

•	payments related to employee shares withheld for taxes, partially offset by;

•	net cash provided by operating activities; and

•	proceeds from divestiture of businesses, net.
See “Cash Flow Analysis” below for further discussion.
As of September 30, 2018 and December 31, 2017, restricted cash is restricted from withdrawal due to a contractual or regulatory requirement or is not available for general use. Restricted cash was $52 million as of September 30, 2018 and $22 million as of December 31, 2017, an increase of $30 million. The increase relates to an increase in customer funds held in connection with privately negotiated securities transactions and an increase in regulatory capital requirements. Restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $138 million as of September 30, 2018 and December 31, 2017. The remaining balance held in the U.S. totaled $186 million as of September 30, 2018 and $239 million as of December 31, 2017.
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
Cash Dividends on Common Stock
The following table shows quarterly cash dividends paid per common share on our outstanding common stock:

	2018	2017
First quarter	$0.82	$0.32
Second quarter	—	0.38
Third quarter	0.44	0.38
Total	$1.26	$1.08
See “Cash Dividends on Common Stock,” of Note 12, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Financial Investments, at Fair Value
Our financial investments, at fair value totaled $202 million as of September 30, 2018 and $235 million as of December 31, 2017 and are primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $174 million as of September 30, 2018 and $160 million as of December 31, 2017 are assets utilized to meet regulatory capital requirements, primarily for our clearing operations at Nasdaq Clearing. See Note 7, “Investments,” to the condensed consolidated financial statements for further discussion of our trading investment securities.

Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	September 30, 2018	December 31, 2017
		(in millions)
Short-term debt:
Commercial paper	Weighted-average maturity of 29 days	$309	$480
Senior unsecured floating rate notes(1)	March 2019	499	498
Total short-term debt		808	978
Long-term debt:
$400 million senior unsecured term loan facility	November 2019	100	100
5.55% senior unsecured notes	January 2020	599	599
3.875% senior unsecured notes	June 2021	694	716
$1 billion revolving credit commitment	April 2022	(4)	110
1.75% senior unsecured notes	May 2023	690	712
4.25% senior unsecured notes	June 2024	497	496
3.85% senior unsecured notes	June 2026	496	496
Total long-term debt		3,072	3,229
Total debt obligations		$3,880	$4,207
____________

(1)	Balance was reclassified to short-term debt as of March 31, 2018.
In addition to the $1 billion revolving credit commitment and $400 million term loan facility, we also have other credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Other credit facilities, which are available in multiple currencies, totaled $219 million as of September 30, 2018 and $187 million as of December 31, 2017, in available liquidity, none of which was utilized.
As of September 30, 2018, we were in compliance with the covenants of all of our debt obligations.
See Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
* * * * * *
Clearing and Broker-Dealer Net Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of September 30, 2018, our required regulatory capital of $174 million is primarily comprised of highly rated European government debt securities that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access, NPM Securities, SMTX, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. The following table summarizes the net capital requirements for our broker-dealer subsidiaries as of September 30, 2018:

Broker-Dealer Subsidiaries	Total Net Capital	Required Minimum Net Capital	Excess Capital
	(in millions)
Nasdaq Execution Services	$16.0	$0.3	$15.7
Execution Access	63.2	0.3	62.9
NPM Securities	0.6	0.3	0.3
SMTX	3.0	0.3	2.7
Nasdaq Capital Markets Advisory	0.4	0.3	0.1
Other Capital Requirements
Nasdaq Execution Services
Nasdaq Execution Services also is required to maintain a $2 million minimum level of net capital under our clearing arrangement with OCC.

Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Nine Months Ended September 30,		Percentage Change
	2018	2017	2018 vs. 2017
	(in millions)
Net cash provided by (used in):
Operating activities	$668	$609	9.7%
Investing activities	227	(73)	(411.0)%
Financing activities	(906)	(418)	116.7%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(12)	15	(180.0)%
Net increase in cash and cash equivalents and restricted cash	(23)	133	(117.3)%
Cash and cash equivalents and restricted cash at beginning of period	399	418	(4.5)%
Cash and cash equivalents and restricted cash at end of period	$376	$551	(31.8)%

Net Cash Provided by Operating Activities
Net cash provided by operating activities increased $59 million for the nine months ended September 30, 2018 compared with the same period in 2017. The increase was primarily due to an increase in cash flows related to our equity derivative trading and clearing, cash equity trading, market data, index and listing services businesses and cash flows related to our acquisition of eVestment in the fourth quarter of 2017. In addition, cash provided by operating activities increased compared with the same period in 2017 primarily due to a decrease in severance payments made, partially offset by an increase in estimated tax payments, a payment made in the third quarter of 2018 to increase the funded status of our pension retirement obligation and higher Section 31 fee payments.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2018 primarily consisted of proceeds from divestiture of businesses, net and proceeds from sales and redemptions of trading securities, partially offset by purchases of trading securities and purchases of property and equipment.
Net cash used in investing activities for the nine months ended September 30, 2017 primarily consisted of purchases of trading securities and purchases of property and equipment, partially offset by proceeds from sales and redemptions of trading securities.
Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2018 primarily consisted of $394 million related to the repurchase of our common stock, $208 million related to cash dividends paid on our common stock, $170 million of repayments of commercial paper, net, $115 million of repayment of our revolving credit commitment, and $44 million of payments related to employee shares withheld for taxes.
Net cash used in financing activities for the nine months ended September 30, 2017 primarily consisted of repayment of long-term debt of $683 million, $180 million related to cash dividends paid on our common stock, and $175 million related to the repurchase of our common stock, partially offset by net proceeds from the issuance of the 2019 Note of $498 million and commercial paper, net of $154 million.
See Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion of our divestiture and acquisitions.
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

Contractual Obligations and Contingent Commitments
Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of September 30, 2018:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations by contract maturity(1)	$4,395	$936	$1,575	$805	$1,079
Minimum rental commitments under non-cancelable operating leases, net(2)	636	73	126	89	348
Purchase obligations(3)	19	10	9
Other obligations(4)	11	9	2	—	—
Total	$5,061	$1,028	$1,712	$894	$1,427
____________

(1)
Our debt obligations include both principal and interest obligations. As of September 30, 2018, an interest rate of 4.16% was used to compute the amount of the contractual obligations for interest on the 2016 Credit Facility and 2.90% was used to compute the amount of the contractual obligations for interest on the 2019 Notes. All other debt obligations were primarily calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount as of September 30, 2018. See Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

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
Pending Acquisition of Cinnober
In September 2018, we announced that we made a SEK 75 per share and SEK 85 per warrant, or approximately $190 million (based on an exchange rate of USD 1.00 = SEK 8.96 as of September 13, 2018), all cash recommended public offer to the shareholders and warrant holders of Cinnober, a major Swedish financial technology provider to brokers, exchanges and clearinghouses worldwide. See “2018 Pending Acquisition,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion.
Other
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
Financial Investments
As of September 30, 2018, our investment portfolio was primarily comprised of trading securities, mainly highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and will decrease in value if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2018, the fair value of this portfolio would have declined by $4 million.
Debt Obligations
As of September 30, 2018, substantially all of our debt obligations are fixed-rate obligations. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the issuance of our 2019 Notes, borrowings under our 2017 Credit Facility and 2016 Credit Facility, and amounts outstanding from the sale of commercial paper under our commercial paper program, all of which have variable interest rates. As of September 30, 2018, we had principal amounts outstanding of $500 million on the 2019 Notes, $100 million under the 2016 Credit Facility, and $310 million of commercial paper. A hypothetical 100 basis points increase in interest rates on our outstanding 2019 Notes, the 2016 Credit Facility and our outstanding commercial paper would increase interest expense by approximately $9 million based on borrowings as of September 30, 2018.

Foreign Currency Exchange Rate Risk
As a leading global exchange group, we are subject to foreign currency transaction risk. Our primary exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and nine months ended September 30, 2018 is presented in the following table:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended September 30, 2018
Average foreign currency rate to the U.S. dollar	1.1631	0.1118	#	N/A	N/A
Percentage of revenues less transaction-based expenses	8.7%	6.8%	5.0%	79.5%	100.0%
Percentage of operating income	11.1%	(1.5)%	(5.7)%	96.1%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(5)	$(4)	$(3)	$—	$(12)
Impact of a 10% adverse currency fluctuation on operating income	$(3)	$—	$(1)	$—	$(4)

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Nine Months Ended September 30, 2018
Average foreign currency rate to the U.S. dollar	1.1938	0.1166	#	N/A	N/A
Percentage of revenues less transaction-based expenses	9.2%	7.3%	5.3%	78.2%	100.0%
Percentage of operating income	13.7%	(0.3)%	(5.8)%	92.4%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(17)	$(14)	$(10)	$—	$(41)
Impact of a 10% adverse currency fluctuation on operating income	$(11)	$—	$(5)	$—	$(16)
____________

#	Represents multiple foreign currency rates.

N/A	Not applicable.
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
Our primary exposure to net assets in foreign currencies as of September 30, 2018 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona(1)	$3,323	$(332)
Norwegian Krone	187	(19)
Canadian Dollar	126	(13)
British Pound	157	(16)
Euro	106	(11)
Australian Dollar	104	(10)
____________

(1)	Includes goodwill of $2,457 million and intangible assets, net of $580 million.

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
Execution Access is an introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Industrial and Commercial Bank of China Financial Services LLC, or ICBC. As of September 30, 2018, we have contributed $15 million of clearing deposits to ICBC in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by ICBC through the Fixed Income Clearing Corporation, with ICBC acting as agent. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is at least one business day (or more, if specified by the U.S. Treasury issuance calendar). Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk. Daily position trading limits are also enforced for such counterparties.
We have credit risk related to transaction and subscription-based revenues that are billed to customers on a monthly or quarterly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances in our Condensed Consolidated Balance Sheets. On an ongoing basis, we review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.
We also are exposed to credit risk through our clearing operations with Nasdaq Clearing. See Note 15, “Clearing Operations,” to the condensed consolidated financial statements for further discussion. Our clearinghouse holds material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearinghouse may pass on interest revenues (minus costs) to the members, this could include negative or reduced yield due to market conditions. The following is a summary of the risks associated with these deposits and how these risks are mitigated.

•
Credit Risk. When the clearinghouse has the ability to hold cash collateral at a central bank, the clearinghouse utilizes its access to the central bank system to minimize credit risk exposures. When funds are not held at a central bank, we seek to substantially mitigate credit risk by ensuring that investments are primarily placed in highly rated government and supranational debt instruments.

•	Liquidity Risk. Liquidity risk is the risk a clearinghouse may not be able to meet its payment obligations in the right currency, in the right place and the right time. To mitigate this risk, the clearinghouse monitors liquidity requirements closely and maintains funds and assets in a manner which minimizes the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, holding funds with a central bank where possible or investing in highly liquid government or supranational debt instruments serves to reduce liquidity risks.

•
Interest Rate Risk. Interest rate risk is the risk that interest rates rise causing the value of purchased securities to decline. If we were required to sell securities prior to maturity, and interest rates had risen, the sale of the securities might be made at a loss relative to the latest market price. Our clearinghouse seeks to manage this risk by making short term investments of members cash deposits. In addition, the clearinghouse investment guidelines allow for direct purchases or repurchase agreements of high quality sovereign debt (for example, European government and U.S. Treasury securities), central bank certificates and supranational debt instruments with short dated maturities.

•
Security Issuer Risk. Security issuer risk is the risk that an issuer of a security defaults on its payment when the security matures. This risk is mitigated by limiting allowable investments and collateral under reverse repurchase agreements to high quality sovereign, government agency or supernatural debt instruments.

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
(b) Internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this Quarterly
Report on Form 10-Q, including the information under “SEC Decisions,” of Note 19, “Subsequent Events,” to the condensed consolidated financial statements, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the SEC on February 28, 2018, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, as filed with the SEC on May 2, 2018, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, as filed with the SEC on August 1, 2018. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties disclosed in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
Share Repurchase Program
See “Share Repurchase Program,” of Note 12, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Employee Transactions
During the fiscal quarter ended September 30, 2018, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs. The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended September 30, 2018:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2018
Share repurchase program	37,342	$94.77	37,342	$382
Employee transactions	4,479	91.29	N/A	N/A

August 2018
Share repurchase program	479,982	$92.79	479,982	$338
Employee transactions	5,233	93.95	N/A	N/A

September 2018
Share repurchase program	61,582	$95.12	61,582	$332
Employee transactions	275	93.08	N/A	N/A

Total Quarter Ended September 30, 2018
Share repurchase program	578,906	$93.17	578,906	$332
Employee transactions	9,987	$92.73	N/A	N/A
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.

Exhibit Number
10.1	Employment Agreement between Nasdaq and Edward S. Knight, effective as of July 29, 2018.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President, Corporate Strategy and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.
____________

*	Management contract or compensatory plan or arrangement.

**
The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) notes to condensed consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

Date: November 6, 2018	By:	/s/ Adena T. Friedman
	Name:	Adena T. Friedman
	Title:	President and Chief Executive Officer

Date: November 6, 2018	By:	/s/ Michael Ptasznik
	Name:	Michael Ptasznik
	Title:	Executive Vice President, Corporate Strategy and Chief Financial Officer