Form 10-Q
period 2019-06-30
NASDAQ, INC.
filed 2019-08-05
CIK 1120193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
Commission file number: 001-38855
___________________________________
Nasdaq, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1165937
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

151 W. 42nd Street,	New York,	New York	10036
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code:
+1 212 401 8700
No changes
(Former name, former address and former fiscal year, if changed since last report)
_____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NDAQ	The Nasdaq Stock Market
1.75% Senior Notes due 2029	NDAQ29	The Nasdaq Stock Market
3.875% Senior Notes due 2021	NDAQ21	The Nasdaq Stock Market
1.750% Senior Notes due 2023	NDAQ23	The Nasdaq Stock Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2019
Common Stock, $0.01 par value per share	164,687,750	shares

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
401(k) Plan: Voluntary Defined Contribution Savings Plan
2016 Credit Facility: $400 million senior unsecured term loan facility repaid in full and terminated in June 2019
2017 Credit Facility: $1 billion senior unsecured revolving credit facility which matures on April 25, 2022
2019 Notes: $500 million aggregate principal amount of senior unsecured floating rate notes repaid in full on maturity in March 2019
2020 Notes: $600 million aggregate principal amount of 5.55% senior unsecured notes repaid in full and terminated in May 2019
2021 Notes: €600 million aggregate principal amount of 3.875% senior unsecured notes due June 7, 2021
2023 Notes: €600 million aggregate principal amount of 1.75% senior unsecured notes due May 19, 2023
2024 Notes: $500 million aggregate principal amount of 4.25% senior unsecured notes due June 1, 2024
2026 Notes: $500 million aggregate principal amount of 3.85% senior unsecured notes due June 30, 2026
2029 Notes: €600 million aggregate principal amount of 1.75% senior unsecured notes due March 28, 2029
ASU: Accounting Standards Update

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
Form 10-K: Annual Report on Form 10-K for the fiscal year ended December 31, 2018 that was filed with the SEC on February 22, 2019
IPO: Initial Public Offering
ISE: U.S. Exchange Holdings, Inc. and its subsidiaries
LIBOR: London Interbank Offered Rate

ii

NFX: Nasdaq Futures, Inc.
NPM: The NASDAQ Private Market, LLC
NSCC: National Securities Clearing Corporation
OCC: The Options Clearing Corporation
OTC: Over-the-Counter
PSU: Performance Share Unit
SaaS: Software as a Service

SEC: U.S. Securities and Exchange Commission
SERP: Supplemental Executive Retirement Plan
SFSA: Swedish Financial Supervisory Authority
S&P: Standard & Poor’s
S&P 500: S&P 500 Stock Index
TSR: Total Shareholder Return
U.S. GAAP: U.S. Generally Accepted Accounting Principles
* * * * *

NASDAQ, the NASDAQ logos, and other brand, service or product names or marks referred to in this report are trademarks or service marks, registered or otherwise, of Nasdaq, Inc. and/or its subsidiaries. FINRA and TRADE REPORTING FACILITY are registered trademarks of FINRA.

* * * * * *

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs is based on data generated internally by us, which includes best efforts underwritings; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes best efforts underwritings, issuers that switched from other listing venues, closed-end funds and ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges and Nasdaq First North also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in our Form 10-K.

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

Forward-Looking Statements
The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “may,” “will,” “could,” “should,” “anticipates,” “envisions,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future expectations as to industry and regulatory developments or business initiatives and strategies, future operating results or financial performance, and other future developments identify forward-looking statements. These include, among others, statements relating to:

•	our strategy and 2019 outlook;

•	the integration of acquired businesses, including accounting decisions relating thereto;

•	the scope, nature or impact of acquisitions, divestitures, investments, joint ventures or other transactional activities;

•
the effective dates for, and expected benefits of, ongoing initiatives, including transactional activities and other strategic, restructuring, technology, de-leveraging and capital allocation initiatives;

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

•	loss of significant trading and clearing volumes or values, fees, market share, listed companies, market data products customers or other customers;

•	our ability to develop and grow our non-trading businesses, including our technology and analytics offerings;

•	our ability to keep up with rapid technological advances and adequately address cybersecurity risks;

•	economic, political and market conditions and fluctuations, including interest rate and foreign currency risk, inherent in U.S. and international operations;

•	the performance and reliability of our technology and technology of third parties on which we rely;

•	any significant error in our operational processes;

•	our ability to continue to generate cash and manage our indebtedness; and

•	adverse changes that may occur in the litigation or regulatory areas, or in the securities markets generally, or increased regulatory oversight domestically or internationally.

Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are more fully described in the “Risk Factors” section in our Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$333	$545
Restricted cash	30	41
Financial investments, at fair value	259	268
Receivables, net	415	384
Default funds and margin deposits	3,161	4,742
Other current assets	165	390
Total current assets	4,363	6,370
Property and equipment, net	390	376
Goodwill	6,382	6,363
Intangible assets, net	2,304	2,300
Operating lease assets	365	—
Other non-current assets	328	291
Total assets	$14,132	$15,700
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$149	$198
Section 31 fees payable to SEC	170	109
Accrued personnel costs	119	199
Deferred revenue	333	194
Other current liabilities	132	253
Default funds and margin deposits	3,161	4,742
Short-term debt	467	875
Total current liabilities	4,531	6,570
Long-term debt	3,022	2,956
Deferred tax liabilities, net	510	501
Operating lease liabilities	343	—
Other non-current liabilities	175	224
Total liabilities	8,581	10,251
Commitments and contingencies
Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 171,288,122 at June 30, 2019 and 170,709,425 at December 31, 2018; shares outstanding: 165,389,235 at June 30, 2019 and 165,165,104 at December 31, 2018	2	2
Additional paid-in capital	2,713	2,716
Common stock in treasury, at cost: 5,898,887 shares at June 30, 2019 and 5,544,321 shares at December 31, 2018	(327)	(297)
Accumulated other comprehensive loss	(1,666)	(1,530)
Retained earnings	4,829	4,558
Total Nasdaq stockholders’ equity	5,551	5,449
Total liabilities and equity	$14,132	$15,700

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Market Services	$665	$649	$1,304	$1,384
Corporate Services	123	120	243	243
Information Services	194	175	387	348
Market Technology	79	66	156	126
Other revenues	—	17	10	77
Total revenues	1,061	1,027	2,100	2,178
Transaction-based expenses:
Transaction rebates	(331)	(308)	(661)	(657)
Brokerage, clearance and exchange fees	(107)	(104)	(182)	(240)
Revenues less transaction-based expenses	623	615	1,257	1,281
Operating expenses:
Compensation and benefits	169	173	344	370
Professional and contract services	30	34	68	71
Computer operations and data communications	33	30	65	62
Occupancy	24	23	48	49
General, administrative and other	40	25	56	47
Marketing and advertising	10	10	20	19
Depreciation and amortization	48	53	96	106
Regulatory	8	8	15	16
Merger and strategic initiatives	5	(10)	14	—
Total operating expenses	367	346	726	740
Operating income	256	269	531	541
Interest income	3	2	6	5
Interest expense	(31)	(37)	(68)	(75)
Net gain on divestiture of businesses	—	41	27	41
Other investment income	1	8	1	8
Net income from unconsolidated investees	10	5	55	7
Income before income taxes	239	288	552	527
Income tax provision	65	126	131	188
Net income attributable to Nasdaq	$174	$162	$421	$339
Per share information:
Basic earnings per share	$1.05	$0.98	$2.54	$2.04
Diluted earnings per share	$1.04	$0.97	$2.52	$2.02
Cash dividends declared per common share	$0.47	$—	$0.91	$0.82
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$174	$162	$421	$339
Other comprehensive loss:
Foreign currency translation losses	(29)	(185)	(135)	(261)
Income tax benefit (expense)(1)	8	54	(1)	(61)
Foreign currency translation, net	(21)	(131)	(136)	(322)

Employee benefit plan income tax expense(1)	—	—	—	(7)
Total other comprehensive loss, net of tax	(21)	(131)	(136)	(329)
Comprehensive income attributable to Nasdaq	$153	$31	$285	$10
____________

(1)
Includes a reclassification of the stranded tax effects, for the six months ended June 30, 2018, related to the Tax Cuts and Jobs Act. See “Tax Cuts and Jobs Act,” of Note 17, “Income Taxes,” for further discussion.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in millions, except share amounts)

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Shares	$	Shares	$	Shares	$	Shares	$
Common stock	165,701,483	2	166,946,592	2	165,165,104	2	167,441,030	2

Additional paid-in capital
Beginning balance		2,732		2,926		2,716		3,024
Share repurchase program	(538,449)	(50)	(2,670,574)	(241)	(538,449)	(50)	(3,929,520)	(340)
Share-based compensation	42,606	20	58,887	18	917,010	36	1,308,900	33
Stock option exercises, net	44,742	1	53,805	1	53,408	1	88,000	2
Other employee stock activity	146,241	10	127,349	8	146,728	10	127,363	(7)
Ending balance		2,713		2,712		2,713		2,712

Common stock in Treasury, at Cost
Beginning balance		(327)		(289)		(297)		(247)
Other employee stock activity	(7,388)	—	(12,655)	(1)	(354,566)	(30)	(532,369)	(43)
Ending balance		(327)		(290)		(327)		(290)

Accumulated Other Comprehensive Loss
Beginning balance		(1,645)		(1,060)		(1,530)		(862)
Other comprehensive loss(1)		(21)		(131)		(136)		(329)
Ending balance		(1,666)		(1,191)		(1,666)		(1,191)

Retained Earnings
Beginning balance		4,732		4,147		4,558		3,963
Net income		174		162		421		339
Other comprehensive loss		—		—		—		142
Cash dividends declared per common share		(77)		—		(150)		(135)
Ending balance		4,829		4,309		4,829		4,309

Total Stockholders' Equity	165,389,235	$5,551	164,503,404	$5,542	165,389,235	$5,551	164,503,404	$5,542

____________
(1) Includes a reclassification of the stranded tax effects, for the six months ended June 30, 2018, related to the Tax Cuts and Jobs Act. See “Tax Cuts and Jobs Act,” of Note 17, “Income Taxes,” for further discussion.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$421	$339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96	106
Share-based compensation	36	33
Deferred income taxes	(1)	(36)
Reversal of certain Swedish tax benefits	—	41
Net gain on divestiture of businesses	(27)	(41)
Net income from unconsolidated investees	(55)	(7)
Other reconciling items included in net income	15	9
Net change in operating assets and liabilities, net of effects of divestiture and acquisitions:
Receivables, net	(20)	(52)
Other assets	(186)	40
Accounts payable and accrued expenses	(37)	11
Section 31 fees payable to SEC	61	97
Accrued personnel costs	(78)	(53)
Deferred revenue	112	131
Other liabilities	186	36
Net cash provided by operating activities	523	654
Cash flows from investing activities:
Purchases of securities	(311)	(250)
Proceeds from sales and redemptions of securities	309	158
Proceeds from divestiture of businesses	108	294
Acquisition of business, net of cash and cash equivalents acquired	(193)	—
Purchases of property and equipment	(63)	(45)
Other investing activities	(13)	(6)
Net cash provided by (used in) investing activities	(163)	151
Cash flows from financing activities:
Proceeds from (repayments of) commercial paper, net	192	(212)
Repayments of debt obligations	(1,215)	(115)
Payment of debt extinguishment cost	(11)	—
Proceeds from issuances of long-term debt, net of issuance costs	680	—
Repurchases of common stock	(50)	(340)
Dividends paid	(150)	(135)
Proceeds received from employee stock activity	11	10
Payments related to employee shares withheld for taxes	(30)	(43)
Net cash used in financing activities	(573)	(835)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(10)	(13)
Net decrease in cash and cash equivalents and restricted cash	(223)	(43)
Cash and cash equivalents and restricted cash at beginning of period	586	399
Cash and cash equivalents and restricted cash at end of period	$363	$356
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$85	$89
Income taxes, net of refund	$129	$99

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Nature of Operations
Nasdaq is a leading global provider of trading, clearing, exchange technology, listing, information and public company services. Through its diverse portfolio of solutions, Nasdaq enables customers to plan, optimize and execute their business vision with confidence, using proven technologies that provide transparency and insight for navigating today's global capital markets. As the creator of the world's first electronic stock market, its technology powers more than 100 marketplaces in 50 countries. Nasdaq is home to approximately 4,000 total listings with a market value of approximately $14 trillion.
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
In March 2019, we entered into an agreement to sell Nordic Fund Market, an electronic mutual fund service which is a small part of our Broker Services business. The closing of this transaction, which is subject to regulatory approvals and customary closing conditions, is expected to occur in the second half of 2019.
Corporate Services
Our Corporate Services segment includes our Listing Services and Corporate Solutions businesses.
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
As of June 30, 2019, there were 3,080 total listings on The Nasdaq Stock Market, including 374 ETPs. The combined market capitalization was approximately $13.3 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,029 listed companies with a combined market capitalization of approximately $1.5 trillion.
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
For segment reporting purposes, we have included the revenues and expenses of BWise and the Public Relations Solutions and Digital Media Services businesses in corporate items. These businesses were part of the Corporate Solutions business, within our Corporate Services segment, prior to the date of sale. For discussion of business segments, see Note 19, “Business Segments.”
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
Our Index business develops and licenses Nasdaq-branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. As of June 30, 2019, we had 341 ETPs licensed to Nasdaq’s indexes which had $203 billion in assets under management.
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
As permitted under U.S. GAAP, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Nasdaq’s Form 10-K. The year-end condensed balance sheet data was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP.
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
We will adopt this standard on January 1, 2020 and are currently assessing the impact that this standard will have on our consolidated financial statements. Any impact will be recognized as a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard.

3. Significant Accounting Policies Update
Our significant accounting policies are detailed in Note 2, “Summary of Significant Accounting Policies,” in our Form 10-K. A significant change to our accounting policies as a result of adopting ASU 2016-02 is discussed below.
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
We have operating leases which are primarily real estate leases for our U.S. and European headquarters and for general office space. These leases have varying lease terms ranging from 3 months to 17 years. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities in our condensed consolidated balance sheets as of June 30, 2019. As of June 30, 2019, we do not have any finance leases.
Operating lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Since our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease asset also includes any lease payments made and excludes lease incentives. Our lease terms include options to extend or terminate the lease when we are reasonably certain that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. Certain of our lease agreements include rental payments adjusted periodically for inflation based on an index or rate. These payments are included in the initial measurement of the operating lease liability and operating lease asset. However, rental payments that are based on a change in an index or a rate are considered variable lease payments and are expensed as incurred.
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
Our lease agreements do not contain any material residual value guarantees or material restrictions or covenants.
We sublease certain real estate to third parties. Our sublease portfolio consists of operating leases.
The following table provides supplemental balance sheet information related to Nasdaq's operating leases:

Leases	Balance Sheet Classification	June 30, 2019
		(in millions)
Assets:
Operating lease assets	Operating lease assets	$365

Liabilities:
Current lease liabilities	Other current liabilities	$61
Non-current lease liabilities	Operating lease liabilities	343
Total lease liabilities		$404

The following table summarizes Nasdaq's lease cost:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in millions)
Operating lease cost(1)	$19	$39
Variable lease cost	7	12
Sublease income	(2)	(3)
Total lease cost	$24	$48
____________

(1)	Includes short-term lease cost, which was immaterial.

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded in our condensed consolidated balance sheet.

June 30, 2019
(in millions)
2019(1)	$40
2020	76
2021	66
2022	44
2023	39
Thereafter	261
Total lease payments	526
Less: interest(2)	(122)
Present value of lease liabilities(3)	$404
____________

(1)	Represents the estimated lease payments to be made for the remaining six months of 2019.

(2)	Calculated using the interest rate for each lease.

(3)	Includes the current portion of $61 million.
Total lease payments in the above table exclude $128 million of legally binding minimum lease payments for leases signed but not yet commenced related to the expansion of our world headquarters. These leases will commence in 2020 with a lease term of 16 years.
The following table provides information related to Nasdaq's lease term and discount rate:

June 30, 2019
Weighted-average remaining lease term (in years)	10.4

Weighted-average discount rate	4.6%

The following table provides supplemental cash flow information related to Nasdaq's operating leases:

Six Months Ended June 30, 2019
(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$38

Lease assets obtained in exchange for new operating lease liabilities	$20

4. Revenue From Contracts With Customers
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019
	Market Services	Corporate Services	Information Services	Market Technology	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$154	$—	$—	$—	$154
Trade management services	73	—	—	—	73
Listing services	—	74	—	—	74
Corporate solutions	—	49	—	—	49
Market data products	—	—	100	—	100
Index	—	—	55	—	55
Investment data & analytics	—	—	39	—	39
Market technology	—	—	—	79	79
Revenues less transaction-based expenses	$227	$123	$194	$79	$623

	Three Months Ended June 30, 2018
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$164	$—	$—	$—	$—	$164
Trade management services	73	—	—	—	—	73
Listing services	—	72	—	—	—	72
Corporate solutions	—	48	—	—	—	48
Market data products	—	—	98	—	—	98
Index	—	—	50	—	—	50
Investment data & analytics	—	—	27	—	—	27
Market technology	—	—	—	66	—	66
Other revenues	—	—	—	—	17	17
Revenues less transaction-based expenses	$237	$120	$175	$66	$17	$615

For the three months ended June 30, 2019, approximately 64.0% of Market Services revenues were recognized at a point in time and 36.0% were recognized over time. For the three months ended June 30, 2018, approximately 65.0% of Market Services revenues were recognized at a point in time and 35.0% were recognized over time. Substantially all revenues from the Corporate Services, Information Services and Market Technology segments were recognized over time for both the three months ended June 30, 2019 and 2018.

	Six Months Ended June 30, 2019
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$315	$—	$—	$—	$—	$315
Trade management services	146	—	—	—	—	146
Listing services	—	145	—	—	—	145
Corporate solutions	—	98	—	—	—	98
Market data products	—	—	200	—	—	200
Index	—	—	109	—	—	109
Investment data & analytics	—	—	78	—	—	78
Market technology	—	—	—	156	—	156
Other revenues	—	—	—	—	10	10
Revenues less transaction-based expenses	$461	$243	$387	$156	$10	$1,257

	Six Months Ended June 30, 2018
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$339	$—	$—	$—	$—	$339
Trade management services	148	—	—	—	—	148
Listing services	—	144	—	—	—	144
Corporate solutions	—	99	—	—	—	99
Market data products	—	—	197	—	—	197
Index	—	—	100	—	—	100
Investment data & analytics	—	—	51	—	—	51
Market technology	—	—	—	126	—	126
Other revenues	—	—	—	—	77	77
Revenues less transaction-based expenses	$487	$243	$348	$126	$77	$1,281

For both the six months ended June 30, 2019 and 2018, approximately 65.0% of Market Services revenues were recognized at a point in time and 35.0% were recognized over time. Substantially all revenues from the Corporate Services, Information Services and Market Technology segments were recognized over time for both the six months ended June 30, 2019 and 2018.
* * * * * *
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables which are net of allowance for doubtful accounts of $12 million as of June 30, 2019 and $13 million as of December 31, 2018. The changes in the balance between periods were immaterial. We do not have obligations for warranties, returns or refunds to customers.
For the majority of our contracts with customers, except for our market technology and listings services contracts, our performance obligations are short-term in nature and there is no significant variable consideration.
We do not have revenues recognized from performance obligations that were satisfied in prior periods. We have elected not to provide disclosures about transaction price allocated to unsatisfied performance obligations if contract durations are less than one year. Excluding our market technology contracts, for contract durations that are one-year or greater, materially all of the transaction price allocated to unsatisfied performance obligations is included in deferred revenue. For our market technology contracts, the portion of transaction price allocated to unsatisfied performance obligations is shown in the table below. Deferred revenue primarily represents our contract liabilities related to our fees for annual and initial listings, market technology, corporate solutions and information services contracts. Deferred revenue is the only significant contract asset or liability as of June 30, 2019. See Note 9, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.

Transaction Price Allocated to Remaining Performance Obligations
As stated above, for contract durations that are one-year or greater, we do not have a material portion of transaction price allocated to unsatisfied performance obligations that are not included in deferred revenue other than for our market technology contracts. For our market technology contracts, the following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2019:

(in millions)
2019(1)	$150
2020	286
2021	132
2022	86
2023	46
2024 and thereafter	86
Total	$786
____________

(1)	Represents performance obligations to be recognized over the remaining six months of 2019.
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
2019 Divestiture
In March 2019, we sold our BWise enterprise governance, risk and compliance software platform, which was part of our Corporate Solutions business within our Corporate Services segment, to SAI Global and recognized a pre-tax gain on the sale of $27 million, net of disposal costs ($20 million after tax). The pre-tax gain is included in net gain on divestiture of businesses in the Condensed Consolidated Statements of Income for the six months ended June 30, 2019.
As of December 31, 2018, the assets and liabilities of BWise were held for sale. See Note 6, “Assets and Liabilities Held For Sale,” for further discussion.
2019 Acquisition

	Purchase Consideration	Total Net Assets Acquired	Total Net Deferred Tax Liability	Acquired Intangible Assets	Goodwill
	(in millions)
Cinnober	$219	$22	$(19)	$79	$137

In January 2019, we acquired Cinnober, a Swedish financial technology provider to brokers, exchanges and clearinghouses worldwide for $219 million. Cinnober is part of our Market Technology segment.
Nasdaq used cash on hand to fund this acquisition.
The amounts in the table above represent the preliminary allocation of purchase price as of June 30, 2019 and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values, which may include tax and other estimates, during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.

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
2018 Divestiture
In April 2018, we sold our Public Relations Solutions and Digital Media Services businesses which were part of our Corporate Solutions business to West Corporation. A pre-tax gain of $41 million, net of disposal costs ($19 million after tax) was included in the Condensed Consolidated Statements of Income in the second quarter of 2018. A post-closing working capital adjustment of $8 million ($5 million after tax) was included in the Condensed Consolidated Statements of Income in the third quarter of 2018 bringing the net gain on the sale to $33 million ($14 million after tax) for the nine months ended September 30, 2018. The pretax gain of $41 million is included in gain on divestiture of businesses in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2018.
Through a multi-year partnership with West, Nasdaq will continue to provide eligible Nasdaq-listed clients with access to public relations, webcasting and webhosting products and services as part of the terms of the transaction.
As part of the terms of the transaction, we provided transition services to West, such as technology, finance and facilities related services until mid-2019, and the compensation received for such transition services was reflected as a reduction to the underlying expenses incurred by Nasdaq to provide such transition services.
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
Pro Forma Results and Acquisition-related Costs
The condensed consolidated financial statements for the three and six months ended June 30, 2019 include the financial results of the above acquisitions from the date of each acquisition. Pro forma financial results have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.
Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.
6. Assets and Liabilities Held For Sale
In 2018, we decided to sell BWise, our enterprise governance, risk and compliance software platform and this business was recorded as held for sale as of December 31, 2018. BWise was part of our Corporate Solutions business within our Corporate Services segment.
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
(3) Included in other current assets in the Condensed Consolidated Balance Sheets as of December 31, 2018.
(4) Included in other current liabilities in the Condensed Consolidated Balance Sheets as of December 31, 2018.
* * * * * *
7. Goodwill and Acquired Intangible Assets
Goodwill
The following table presents the changes in goodwill by business segment during the six months ended June 30, 2019:

	Market Services	Corporate Services	Information Services	Market Technology	Total
	(in millions)
Balance at December 31, 2018	$3,430	$455	$2,333	$145	$6,363
Goodwill acquired	—	—	—	137	137
Foreign currency translation adjustment	(58)	(6)	(43)	(11)	(118)
Balance at June 30, 2019	$3,372	$449	$2,290	$271	$6,382

The goodwill acquired for Market Technology shown above relates to our acquisition of Cinnober. See “2019 Acquisition,” of Note 5, “Acquisitions and Divestitures,” for further discussion.
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the six months ended June 30, 2019 and 2018; however, events such as extended economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	June 30, 2019				December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$65	$(18)	$47	9	$54	$(15)	$39	9
Customer relationships	1,599	(484)	1,115	18	1,532	(456)	1,076	18
Other	18	(3)	15	8	17	(2)	15	8
Foreign currency translation adjustment	(160)	52	(108)		(149)	64	(85)
Total finite-lived intangible assets	$1,522	$(453)	$1,069		$1,454	$(409)	$1,045
Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$—	$1,257		$1,257	$—	$1,257
Trade names	121	—	121		122	—	122
Licenses	52	—	52		52	—	52
Foreign currency translation adjustment	(195)	—	(195)		(176)	—	(176)
Total indefinite-lived intangible assets	$1,235	$—	$1,235		$1,255	$—	$1,255
Total intangible assets	$2,757	$(453)	$2,304		$2,709	$(409)	$2,300

Amortization expense for acquired finite-lived intangible assets was $26 million for the three months ended June 30, 2019, $28 million for the three months ended June 30, 2018, $51 million for the six months ended June 30, 2019, and $56 million for the six months ended June 30, 2018. Amortization expense decreased in 2019 primarily due to certain assets becoming fully amortized in the fourth quarter of 2018, partially offset by additional amortization expense associated with acquired intangible assets in 2019. These amounts are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.
The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $108 million as of June 30, 2019) of acquired finite-lived intangible assets as of June 30, 2019 is as follows:

(in millions)
2019(1)	$53
2020	105
2021	104
2022	101
2023	98
2024 and thereafter	716
Total	$1,177
____________

(1)	Represents the estimated amortization to be recognized for the remaining six months of 2019.

8. Investments
The following table presents the details of our investments:

	June 30, 2019	December 31, 2018
	(in millions)
Trading securities	$251	$259
Available-for-sale investment securities	8	9
Financial investments, at fair value	$259	$268

Equity method investments	$147	$135
Equity securities	$68	$44

Financial Investments, at Fair Value
Trading Securities
Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, are primarily comprised of highly rated European government debt securities, of which $180 million as of June 30, 2019 and $166 million as of December 31, 2018, are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Available-for-Sale Investment Securities
As of June 30, 2019 and December 31, 2018, available-for-sale investment securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were primarily comprised of commercial paper. As of June 30, 2019 and December 31, 2018, the cumulative unrealized gains and losses on these securities were immaterial.
Equity Method Investments
As of June 30, 2019 and December 31, 2018, our equity method investments primarily included our equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets.
Net income recognized from our equity interest in the earnings and losses of these equity method investments was $10 million for the three months ended June 30, 2019, $5 million for the three months ended June 30, 2018, $55 million for the six months ended June 30, 2019, and $7 million for the six months ended June 30, 2018.
The change for the three and six months ended June 30, 2019 compared with the same periods in 2018 is primarily due to an increase in income recognized from our investment in OCC. Following the disapproval of the OCC capital plan in February 2019, described below, OCC suspended customer rebates and dividends to owners, including the unpaid dividend on 2018 results which Nasdaq expected to receive in March 2019. In 2018, we recorded $16 million of income relating to our share of OCC’s net income. We were not able to determine the impact of the disapproval of the OCC capital plan on OCC's 2018 net income until March 2019, when OCC's 2018 financial statements were made available to us. As a result, in March 2019, we recognized an additional $36 million of income relating to our share of OCC's net income for the year ended December 31, 2018. In March 2019 and in June 2019, we also recognized our share of OCC's quarterly 2019 net income which was $9 million in both the first and second quarters of 2019.
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
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for primarily all of our equity securities as they do not have a readily determinable fair value. Under the measurement alternative, these securities are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For the six months ended June 30, 2019, no impairment charges were recorded on our equity securities and there were no upward or downward adjustments recorded. As of December 31, 2018, our equity securities primarily represent various strategic investments made through our corporate venture program. As of June 30, 2019, our equity securities represent various strategic investments made through our c orporate venture program and investments acquired through various acquisitions.
* * * * * *
9. Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the six months ended June 30, 2019 are reflected in the following table:

	Initial Listing Revenues	Annual Listings Revenues	Market Technology Revenues	Corporate Solutions Revenues	Information Services Revenues	Other(1)	Total
	(in millions)
Balance at December 31, 2018	$66	$4	$75	$36	$80	$20	$281
Deferred revenue billed in the current period, net of recognition	18	118	28	30	67	6	267
Revenue recognized that was included in the beginning of the period	(16)	(2)	(29)	(28)	(58)	(7)	(140)
Translation adjustment	(2)	—	(4)	—	—	(1)	(7)
Balance at June 30, 2019	$66	$120	$70	$38	$89	$18	$401

____________

(1)
Primarily includes deferred revenue from U.S. listing of additional shares fees which will continue to run-off as a result of the implementation of our all-inclusive annual fee. Listing of additional shares fees are included in our Listing Services business. The deferred revenue billed in the current period, net of recognition primarily pertains to our Market Services business.

As of June 30, 2019, we estimate that our deferred revenue will be recognized in the following years:

	Initial Listing Revenues	Annual Listings Revenues	Market Technology Revenues	Corporate Solutions Revenues	Information Services Revenues	Other(1)	Total
	(in millions)
Fiscal year ended:
2019(2)	$12	$120	$35	$31	$67	$7	$272
2020	24	—	27	7	22	7	87
2021	13	—	8	—	—	3	24
2022	9	—	—	—	—	1	10
2023	5	—	—	—	—	—	5
2024 and thereafter	3	—	—	—	—	—	3
Total	$66	$120	$70	$38	$89	$18	$401

____________

(1)	Other primarily includes revenues from U.S. listing of additional shares fees which are included in our Listing Services business.

(2)	Represents the estimated amortization to be recognized for the remaining six months of 2019.
The timing of recognition of our deferred market technology revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.

10. Debt Obligations
The following table presents the changes in the carrying amount of our debt obligations during the six months ended June 30, 2019:

	December 31, 2018	Additions	Payments, Accretion and Other	June 30, 2019
Short-term debt:	(in millions)
Commercial paper	$275	$1,866	$(1,674)	$467
Senior unsecured floating rate notes repaid on March 22, 2019	500	—	(500)	—
5.55% senior unsecured notes repaid on May 1, 2019(1)	599	—	(599)	—
$400 million senior unsecured term loan facility repaid on June 28, 2019 (average interest rate of 4.00% for the period January 1, 2019 through June 28, 2019)	100	—	(100)	—
Total short-term debt	1,474	1,866	(2,873)	467
Long-term debt:
3.875% senior unsecured notes due June 7, 2021	686	—	(6)	680
4.25% senior unsecured notes due June 1, 2024	497	—	—	497
1.75% senior unsecured notes due May 19, 2023	682	—	(5)	677
3.85% senior unsecured notes due June 30, 2026	496	—	1	497
1.75% senior unsecured notes due March 28, 2029	—	665	9	674
$1 billion senior unsecured revolving credit facility due April 25, 2022 (average interest rate of 5.60% for the period January 1, 2019 through June 30, 2019)	(4)	15	(14)	(3)
Total long-term debt	2,357	680	(15)	3,022
Total debt obligations	$3,831	$2,546	$(2,888)	$3,489

____________

(1)	Balance was reclassified to short-term debt as of March 31, 2019.

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
As of June 30, 2019, commercial paper notes in the table above reflect the aggregate principal amount, less the unamortized discount which is being accreted through interest expense over the life of the applicable notes. The original maturities of these notes range from 13 days to 63 days and the weighted-average maturity is 29 days. The weighted-average effective interest rate is 2.64% per annum.
Senior Unsecured Notes
Our senior unsecured notes were all issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of June 30, 2019, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable notes. Our senior unsecured notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations and they are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.
Upon a change of control triggering event (as defined in the various note indentures), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.
Senior Unsecured Floating Rate Notes
In March 2019, we used net proceeds from the sale of commercial paper and cash on hand and repaid all of our 2019 Notes.
Nasdaq issued the 2019 Notes in September 2017. The 2019 Notes paid interest quarterly in arrears at a rate equal to the three-month U.S. dollar LIBOR as determined at the beginning of each quarterly period plus 0.39% per annum until March 22, 2019.
Early Extinguishment of 5.55% Senior Unsecured Notes Due 2020
Nasdaq issued the 2020 Notes in January 2010. The 2020 Notes paid interest semiannually at a rate of 5.55%% per annum.

In May 2019, we primarily used the net proceeds from the 2029 Notes to repay in full and terminate our 2020 Notes. For further discussion of the 2029 Notes, see “1.75% Senior Unsecured Notes Due 2029” below. In connection with the early extinguishment of the 2020 Notes, we recorded a pre-tax charge of $11 million, which primarily included a make-whole redemption price premium. This charge is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for both the three and six months ended June 30, 2019.
3.875% Senior Unsecured Notes Due 2021
In June 2013, Nasdaq issued the 2021 Notes. The 2021 Notes pay interest annually at a rate of 3.875% per annum until June 7, 2021 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 5.875%.
The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $6 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2019.
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
The 2023 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange rate risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $5 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2023 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2019.
3.85% Senior Unsecured Notes Due 2026
In June 2016, Nasdaq issued the 2026 Notes. The 2026 Notes pay interest semiannually at a rate of 3.85% per annum until June 30, 2026 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 5.85%.
1.75% Senior Unsecured Notes Due 2029
In April 2019, Nasdaq issued the 2029 Notes at a discount. As a result of the discount, the proceeds received from the issuance were less than the aggregate principal amount.

The 2029 Notes are unsecured, pay interest annually in arrears, beginning on March 28, 2020 at a rate of 1.75% per annum until March 28, 2029 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 3.75%. The 2029 Notes may be redeemed by Nasdaq at any time, subject to a make-whole amount. The proceeds from the 2029 Notes, approximately $665 million after deducting the underwriting discount and expenses of this offering, were primarily used to redeem the 2020 Notes. For further discussion of the 2020 Notes, see “5.55% Senior Unsecured Notes Due 2020” above.
The 2029 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $9 million noted in the “Payments, Accretion and Other” column in the table above reflects the translation of the 2029 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2019.
Credit Facilities
Early Extinguishment of 2016 Credit Facility
In March 2016, Nasdaq entered into the 2016 Credit Facility. Under our 2016 Credit Facility, borrowings bore interest on the principal amount outstanding at a variable interest rate based on either the LIBOR or the base rate (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varied with Nasdaq’s debt rating.
In June 2019, we used proceeds from issuances of commercial paper to repay in full and terminate our 2016 Credit Facility.
2017 Credit Facility
In April 2017, Nasdaq entered into the 2017 Credit Facility. The 2017 Credit Facility consists of a $1 billion five-year revolving credit facility (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit), which replaced a former credit facility. Nasdaq intends to use funds available under the 2017 Credit Facility for general corporate purposes and to provide liquidity support for the repayment of commercial paper issued through the commercial paper program. Nasdaq is permitted to repay borrowings under our 2017 Credit Facility at any time in whole or in part, without penalty.
As of June 30, 2019, no amounts were outstanding on the 2017 Credit Facility. The $3 million balance represents unamortized debt issuance costs which are being accreted through interest expense over the life of the credit facility. Of the $1 billion that is available for borrowing, $469 million provides liquidity support for the commercial paper program and for a letter of credit. As such, as of June 30, 2019, the total remaining amount available under the 2017 Credit Facility was $531 million. See “Commercial Paper Program” above for further discussion of our commercial paper program.
Under our 2017 Credit Facility, borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the LIBOR or the base rate (as defined in the credit agreement) (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.125% to 0.4%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for both the three and six months ended June 30, 2019 and 2018.
The 2017 Credit Facility contains financial and operating covenants. Financial covenants include a minimum interest expense coverage ratio and a maximum leverage ratio. Operating covenants include, among other things, limitations on Nasdaq’s ability to incur additional indebtedness, grant liens on assets, dispose of assets and make certain restricted payments. The facility also contains customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, maintenance of properties and insurance, and events of default, including cross-defaults to our material indebtedness.
The 2017 Credit Facility includes an option for Nasdaq to increase the available aggregate amount by up to $500 million, subject to the consent of the lenders funding the increase and certain other conditions.
Other Credit Facilities
We also have credit facilities related to our Nasdaq Clearing operations in order to provide further liquidity. Credit facilities, which are available in multiple currencies, totaled $211 million as of June 30, 2019 and $220 million as of December 31, 2018 in available liquidity, none of which was utilized.
Debt Covenants
As of June 30, 2019, we were in compliance with the covenants of all of our debt obligations.
11. Retirement Plans
Defined Contribution Savings Plan
We sponsor a 401(k) Plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $3 million for both the three months ended June 30, 2019 and 2018, $6 million for the six months ended June 30, 2019, and $7 million for six months ended June 30, 2018.
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the Nasdaq Benefit Plans. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $5 million for both the three months ended June 30, 2019 and 2018, $10 million for the six months ended June 30, 2019, and $11 million for the six months ended June 30, 2018.
12. Share-Based Compensation
We have a share-based compensation program for employees and non-employee directors. Share-based awards granted under this program include stock options, restricted stock (consisting of restricted stock units), and PSUs. For accounting purposes, we consider PSUs to be a form of restricted stock.
Summary of Share-Based Compensation Expense
The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2019 and 2018 in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Share-based compensation expense before income taxes	$20	$18	$36	$33
Income tax benefit	(6)	(5)	(10)	(9)
Share-based compensation expense after income taxes	$14	$13	$26	$24

Common Shares Available Under Our Equity Plan
As of June 30, 2019, we had approximately 10.3 million shares of common stock authorized for future issuance under our Equity Plan.
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

Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the six months ended June 30, 2019:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value

Unvested balances at January 1, 2019	1,583,375	$68.62
Granted	576,036	$84.46
Vested	(477,052)	$59.15
Forfeited	(102,894)	$72.16
Unvested balances at June 30, 2019	1,579,465	$77.00

As of June 30, 2019, $73 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.9 years.
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
The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the three-year PSU program for the six months ended June 30, 2019:

	Six Months Ended June 30,
	2019	2018
Weighted-average risk free interest rate(1)	2.26%	2.36%
Expected volatility(2)	16.5%	18.7%
Weighted-average grant date share price	$89.00	$86.24
Weighted-average fair value at grant date	$97.65	$116.86
____________

(1)	The risk-free interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

(2)
We use historic volatility for PSU awards issued under the three-year PSU program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the program.

In addition, the annual dividend assumption utilized in the Monte Carlo simulation model is based on Nasdaq’s dividend yield at the date of grant.

Summary of PSU Activity
The following table summarizes our PSU activity for the six months ended June 30, 2019:

	PSUs
	One-Year Program		Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2019	314,231	$74.01	837,750	$96.57
Granted(1)	179,599	$83.56	397,553	$96.55
Vested	(8,207)	$64.91	(431,751)	$93.25
Forfeited	(20,958)	$74.86	(6,101)	$103.29
Unvested balances at June 30, 2019	464,665	$77.82	797,451	$98.31

____________

(1)	Includes target awards granted and certain additional awards granted based on overachievement of performance parameters.
As of June 30, 2019, $17 million of total unrecognized compensation cost related to the one-year PSU program is expected to be recognized over a weighted-average period of 1.6 years. For the three-year PSU program, $45 million of total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
In January 2017, our CEO received 268,817 performance-based non-qualified stock options which will vest one-third annually over a three-year period, with each vesting contingent upon the achievement of annual performance parameters. On January 29, 2019, Nasdaq's management compensation committee and board of directors determined that the performance goal for 2018 was met, resulting in the settlement of the second tranche of the grant. There were no stock option awards granted during the six months ended June 30, 2019.
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
Summary of Stock Option Activity
A summary of stock option activity for the six months ended June 30, 2019 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2019	447,716	$49.25	5.51	$14
Exercised	(53,408)	21.02
Forfeited	(25)	20.10
Outstanding at June 30, 2019	394,283	$52.91	5.56	$17
Exercisable at June 30, 2019	305,927	$48.87	4.99	$14

The net cash proceeds from the exercise of 44,742 stock options for the three months ended June 30, 2019 and 53,408 stock options for the six months ended June 30, 2019 was $1 million in both periods. We received net cash proceeds of $1 million from the exercise of 53,805 stock options for the three months ended June 30, 2018 and $2 million from the exercise of 88,000 stock options for the six months ended June 30, 2018.
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on June 28, 2019 of $96.17 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $96.17 as of June 28, 2019, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of June 30, 2019 was 0.3 million and the weighted-average exercise price was $48.87. As of June 30, 2018, 0.3 million outstanding stock options were exercisable and the weighted-average exercise price was $35.98.
The total pre-tax intrinsic value of stock options exercised was $3 million for the three months ended June 30, 2019, $4 million for the six months ended June 30, 2019, $4 million for the three months ended June 30, 2018, and $6 million for the six months ended June 30, 2018.
ESPP
We have an ESPP under which approximately 1.7 million shares of our common stock have been reserved for future issuance as of June 30, 2019. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees which totaled $2 million for both the six months ended June 30, 2019 and 2018.
13. Nasdaq Stockholders’ Equity
Common Stock
As of June 30, 2019, 300,000,000 shares of our common stock were authorized, 171,288,122 shares were issued and 165,389,235 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 5,898,887 shares of common stock in treasury as of June 30, 2019 and 5,544,321 shares as of December 31, 2018, most of which are related to shares of our common stock repurchased for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
In January 2018, our board of directors authorized an additional $500 million for the share repurchase program, increasing the aggregate authorized amount to $726 million.
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
The following is a summary of our share repurchase activity, reported based on settlement date, for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Number of shares of common stock repurchased	538,449	3,929,520
Average price paid per share	$92.84	$86.58
Total purchase price (in millions)	$50	$340

As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled. As of June 30, 2019, the remaining amount authorized for share repurchases under the program was $282 million.
Other Repurchases of Common Stock
During the first six months of 2019, we repurchased 354,566 shares of our common stock in settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of June 30, 2019 and December 31, 2018, no shares of preferred stock were issued or outstanding.
* * * * * *
Cash Dividends on Common Stock
During the first six months of 2019, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 29, 2019	$0.44	March 15, 2019	$73	March 29, 2019
April 23, 2019	0.47	June 14, 2019	77	June 28, 2019
			$150

The total amount paid of $150 million was recorded in retained earnings in the Condensed Consolidated Balance Sheets at June 30, 2019.
In July 2019, the board of directors approved a regular quarterly cash dividend of $0.47 per share on our outstanding common stock. The dividend is payable on September 27, 2019 to shareholders of record at the close of business on September 13, 2019. The estimated amount of this dividend is $78 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

Our board of directors maintains a dividend policy with the intention to provide stockholders with regular and growing dividends over the long term as earnings and cash flow grow.
14. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$174	$162	$421	$339
Denominator:
Weighted-average common shares outstanding for basic earnings per share	165,596,174	165,748,107	165,470,767	166,331,583
Weighted-average effect of dilutive securities:
Employee equity awards(1)	1,445,245	1,651,497	1,564,016	1,812,437
Weighted-average common shares outstanding for diluted earnings per share	167,041,419	167,399,604	167,034,783	168,144,020
Basic and diluted earnings per share:
Basic earnings per share	$1.05	$0.98	$2.54	$2.04
Diluted earnings per share	$1.04	$0.97	$2.52	$2.02

____________

(1)
PSUs, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.

Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three and six months ended June 30, 2019 and 2018.
15. Fair Value of Financial Instruments
The following tables present our financial assets and financial liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

	June 30, 2019
	Total	Level 1	Level 2	Level 3
Assets at Fair Value	(in millions)
Financial investments, at fair value	$259	$164	$95	$—
Default fund and margin deposit investments	1,496	234	1,262	—
Total assets at fair value	$1,755	$398	$1,357	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets at Fair Value	(in millions)
Financial investments, at fair value	$268	$133	$135	$—
Default fund and margin deposit investments	1,649	327	1,322	—
Total assets at fair value	$1,917	$460	$1,457	$—
Liabilities at Fair Value
Other financial instruments	$112	$—	$112	$—
Total liabilities at fair value	$112	$—	$112	$—

As of June 30, 2019 and December 31, 2018, Level 1 financial investments, at fair value were primarily comprised of trading securities, mainly highly rated European government debt securities. As of June 30, 2019 and December 31, 2018, Level 2 financial investments, at fair value were primarily comprised of trading securities, mainly time deposits and European mortgage bonds. Of the Level 1 and Level 2 financial investments, at fair value, $180 million as of June 30, 2019 and $166 million as of December 31, 2018 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Our Level 1 default fund and margin deposit investments were primarily comprised of highly rated European and U.S.

government debt securities. Level 2 default fund and margin deposit investments were primarily comprised of central bank certificates and reverse repurchase agreements, as of June 30, 2019 and December 31, 2018.
Our Level 2 other financial instruments at December 31, 2018 include a liability associated with Nasdaq Clearing's requirement to fulfill the settlement of certain contracts of a defaulted member. The fair value of this guarantee was $112 million as of December 31, 2018 and is included in other current liabilities in the Condensed Consolidated Balance Sheets. Collateral of $112 million as of December 31, 2018 was recorded in other current assets which offsets this liability. See Note 16, “Clearing Operations,” for further discussion of default fund contributions and margin deposits.
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
We also consider our debt obligations to be financial instruments. The fair value of our debt obligations, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $3.7 billion as of June 30, 2019 and $3.9 billion as of December 31, 2018. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. The fair value of our commercial paper approximates the carrying value since the rates of interest on this short-term debt approximate market rates as of June 30, 2019. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 10, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of June 30, 2019 and December 31, 2018, there were no non-financial assets measured at fair value on a non-recurring basis.
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
In December 2018, we initiated a capital relief program. The capital relief program was a voluntary program open to each commodities default fund participant; each such participant who agreed to the capital relief program received a proportion of the funds made available under the capital relief program as reflected by their proportionate share of the aggregate of the clearing members' default fund replenishments. As of June 30, 2019, we have disbursed substantially all of the $23 million offered through the program.
As a result of the default, a liability of $112 million as of December 31, 2018 was recorded in other current liabilities. Collateral of $112 million as of December 31, 2018 was recorded in other current assets in the Condensed Consolidated Balance Sheets in order to allow Nasdaq Clearing to fulfill the settlement of certain contracts of the defaulted member arising from the default management process. We had established mitigating positions. As of June 30, 2019, these contracts and mitigating positions have either expired or were sold to a third party together with associated collateral. The collateral and liability were previously included in default funds and margin deposits.
Default Fund Contributions and Margin Deposits
As of June 30, 2019, clearing member default fund contributions and margin deposits were as follows:

	June 30, 2019
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$438	$123	$561
Margin deposits	2,723	3,473	6,196
Total	$3,161	$3,596	$6,757

In accordance with its investment policy, of the total cash contributions of $3,161 million, Nasdaq Clearing has invested $973 million in highly rated European and U.S. government debt securities or central bank certificates with maturity dates primarily 90 days or less and $523 million in reverse repurchase agreements secured with highly rated government securities with maturity dates that range from 3 days to 18 days. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements. The remainder of this balance was held in cash in demand deposit accounts at central banks and large, highly rated financial institutions. Of the total default fund contributions of $561 million, Nasdaq Clearing can utilize

$473 million as capital resources in the event of a counterparty default. The remaining balance of $88 million pertains to member posted surplus balances.
In the investment activity related to default fund and margin contributions, we are exposed to counterparty risk related to reverse repurchase agreement transactions, which reflect the risk that the counterparty might become insolvent and, thus, fail to meet its obligations to Nasdaq Clearing. We mitigate this risk by only engaging in transactions with high credit quality reverse repurchase agreement counterparties and by limiting the acceptable collateral under the reverse repurchase agreement to high quality issuers, primarily government securities and other securities explicitly guaranteed by a government. The value of the underlying security is monitored during the lifetime of the contract, and in the event the market value of the underlying security falls below the reverse repurchase amount, our clearinghouse may require additional collateral or a reset of the contract.
Default Fund Contributions
Required contributions to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated government debt securities, time deposits, central bank certificates or reverse repurchase agreements with highly rated government debt securities as collateral. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of June 30, 2019, Nasdaq Clearing committed capital totaling $152 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of June 30, 2019.
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
Liability Waterfall
The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by Nasdaq Clearing, which totaled $34 million as of June 30, 2019;

•	a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•	specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis;

•	senior capital contributed to each specific market by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $22 million as of June 30, 2019; and

•	mutualized default fund, which includes capital contributions of the clearing members on a pro-rata basis.
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

Market Value of Derivative Contracts Outstanding
The following table includes the market value of derivative contracts outstanding prior to netting:

June 30, 2019
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$411
Fixed-income options and futures(1)(2)	889
Stock options and futures(1)(2)	133
Index options and futures(1)(2)	84
Total	$1,517
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

Derivative Contracts Cleared
The following table includes the total number of derivative contracts cleared through Nasdaq Clearing for the six months ended June 30, 2019 and 2018:

	June 30, 2019	June 30, 2018
Commodity and seafood options, futures and forwards(1)(2)	267,006	1,162,716
Fixed-income options and futures	11,565,386	11,286,397
Stock options and futures	12,476,329	11,940,062
Index options and futures	23,877,389	24,641,397
Total	48,186,110	49,030,572
____________

(1)	The total volume in cleared power related to commodity contracts was 420 Terawatt hours (TWh) for the six months ended June 30, 2019 and 577 TWh for the six months ended June 30, 2018.

(2)	In July 2018, the Nasdaq freight product offering was migrated to NFX, our U.S.-based futures exchange.
The outstanding contract value of resale and repurchase agreements was $3.8 billion as of June 30, 2019 and $3.4 billion as of June 30, 2018. The total number of contracts cleared was 3,787,315 for the six months ended June 30, 2019 and was 4,498,651 for the six months ended June 30, 2018.

17. Income Taxes
Income Tax Provision
The following table shows our income tax provision and effective tax rate:

	Three Months Ended June 30,		Percentage Change
	2019	2018
	(in millions)
Income tax provision	$65	$126	(48.4)%
Effective tax rate	27.2%	43.8%
	Six Months Ended June 30,		Percentage Change
	2019	2018
	(in millions)
Income tax provision	$131	$188	(30.3)%
Effective tax rate	23.7%	35.7%

The lower effective tax rate in the second quarter and first six months of 2019 is primarily due to the 2018 reversal of certain Swedish tax benefits recorded in prior periods. The lower effective tax rate in the first six months of 2019 was also impacted by a tax benefit from a dividends received deduction related to capital distributions from the OCC and the reversal of a previously accrued tax penalty in Finland.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2008 through 2016 are currently under examination by the Internal Revenue Service and we are subject to examination by the Internal Revenue Service for the year 2017. Several state tax returns are currently under examination by the respective tax authorities for the years 2007 through 2017. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2009 through 2017. Although the results of such examinations may have an impact on our unrecognized tax benefits, we do not anticipate that such impact will be material to our consolidated financial position or results of operations. In addition, other than the Swedish tax matter described below, we do not expect to settle any material tax audits in the next twelve months.
The Swedish Tax Agency has disallowed certain interest expense deductions for the years 2013 - 2016. We appealed to the Lower Administrative Court for the years 2013 - 2015. In the first quarter of 2018, the Lower Administrative Court denied our appeal. We have appealed to the Administrative Court of Appeal. Through March 31, 2018, we had recorded tax benefits of $56 million associated with this matter. We continue to pay all assessments from the Swedish Tax Agency while this matter is pending and have paid $45 million through June 30, 2019.

In the second quarter of 2018, the Administrative Court of Appeal decided similar cases against other taxpayers. Although we continue to assert the validity of these interest expense deductions, the decisions of the court lead us to conclude that we can no longer assert that we are more than likely to be successful in our appeal. As such, in 2018, we recorded tax expense of $41 million, or $0.24 per diluted share, which is net of any related U.S. tax benefits and reflects the impact of foreign currency translation. We record quarterly net tax expense of $1 million related to this matter.
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
Tax Cuts and Jobs Act
On January 1, 2018, we adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220).” As a result of the adoption of this standard, we recorded a reclassification of $142 million for stranded tax effects related to the Tax Cuts and Jobs Act from accumulated other comprehensive loss to retained earnings within stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2018. Of the $142 million of stranded tax effects, $135 million relates to the effect on net foreign currency translation gains and losses and $7 million relates to the effect on employee benefit plan adjustment gains and losses. These provisional amounts were finalized in the fourth quarter of 2018.
18. Commitments, Contingencies and Guarantees
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 16, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $11 million as of June 30, 2019 and $12 million as of December 31, 2018. As discussed in “Other Credit Facilities,” of Note 10, “Debt Obligations,” clearing-related credit facilities, which are available in multiple currencies, totaled $211 million as of June 30, 2019 and $220 million as of December 31, 2018, in available liquidity, none of which was utilized.
Execution Access is an introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Industrial and Commercial Bank of China Financial Services LLC, or ICBC. As of June 30, 2019, we have contributed $15 million of clearing deposits to ICBC in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution

Access is cleared by ICBC through the Fixed Income Clearing Corporation, with ICBC acting as agent. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is at least one business day (or more, if specified by the U.S. Treasury issuance calendar). Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk. Daily position trading limits are also enforced for such counterparties.
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
Escrow Agreements
In connection with prior acquisitions, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. As of June 30, 2019, these escrow agreements provide for future payment by us of up to an aggregate of $12 million which is included in other current liabilities in the Condensed Consolidated Balance Sheets.

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
Oslo Børs VPS
In February 2019, we, through our indirect wholly-owned subsidiary Nasdaq AB, made a public offer to acquire all of the issued shares of Oslo Børs VPS Holding ASA, or Oslo Børs VPS. In May 2019, another bidder secured the necessary commitments and approvals to acquire more than 50% of the Oslo Børs VPS shares, and as a result, we withdrew our offer.
Legal and Regulatory Matters
Litigation
As previously disclosed, we are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Exchange Act and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. The plaintiffs seek injunctive and monetary relief of an unspecified amount. We filed a motion to dismiss the amended complaint on November 3, 2014. In response, the plaintiffs filed a second amended complaint on November 24, 2014, which names the same defendants and alleges essentially the same violations. We then filed a motion to dismiss the second amended complaint on January 23, 2015. On August 26, 2015, the district court entered an order dismissing the second amended complaint in its entirety. The plaintiffs appealed the judgment of dismissal to the United States Court of Appeals for the Second Circuit (although opting not to appeal the dismissal with respect to Barclays PLC or the dismissal of claims under Section 6(b) of the Exchange Act). On December 19, 2017, the Second Circuit issued an opinion vacating the district court’s judgment of dismissal and remanding to the district court for further proceedings. On May 18, 2018, the exchanges filed a motion to dismiss the amended complaint, raising issues not addressed in the proceedings to date. On May 28, 2019, the district court denied the exchanges’ renewed motion to dismiss. On June 17, 2019, the exchanges filed a motion to certify the district court’s order for immediate review by the Second Circuit and on July 16, 2019, the district court denied the motion. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe that the claims are without merit and will continue to litigate vigorously.
Nasdaq Commodities Clearing Default
During September 2018, a clearing member of Nasdaq Clearing's commodities market was declared in default. We are responding to requests for information and are cooperating fully with the SFSA in the associated regulatory audits. While we are currently unable to predict the outcome of this matter, we do not believe it will have a material impact on our consolidated financial statements. See “Nasdaq Commodities Clearing Default,” of Note 16, “Clearing Operations,” for further information on this event.
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
The following table presents certain information regarding our business segments for the three and six months ended June 30, 2019 and 2018:

	Market Services	Corporate Services	Information Services	Market Technology	Corporate Items	Consolidated
	(in millions)
Three Months Ended June 30, 2019
Total revenues	$665	$123	$194	$79	$—	$1,061
Transaction-based expenses	(438)	—	—	—	—	(438)
Revenues less transaction-based expenses	227	123	194	79	—	623
Operating income (loss)	$127	$44	$122	$8	$(45)	$256
Three Months Ended June 30, 2018
Total revenues	$649	$120	$175	$66	$17	$1,027
Transaction-based expenses	(412)	—	—	—	—	(412)
Revenues less transaction-based expenses	237	120	175	66	17	615
Operating income (loss)	$134	$34	$112	$9	$(20)	$269
Six Months Ended June 30, 2019
Total revenues	$1,304	$243	$387	$156	$10	$2,100
Transaction-based expenses	(843)	—	—	—	—	(843)
Revenues less transaction-based expenses	461	243	387	156	10	1,257
Operating income (loss)	263	87	246	15	(80)	531
Six Months Ended June 30, 2018
Total revenues	$1,384	$243	$348	$126	$77	$2,178
Transaction-based expenses	(897)	—	—	—	—	(897)
Revenues less transaction-based expenses	487	243	348	126	77	1,281
Operating income (loss)	281	76	225	11	(52)	541

Certain amounts are allocated to corporate items in our management reports as we believe they do not contribute to a meaningful evaluation of a particular segment's ongoing operating performance. These items, which are shown in the table below, include the following:
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
2019 and 2018 Divestitures: We have included in corporate items the revenues and expenses of BWise and the Public Relations Solutions and Digital Media Services businesses which were part of the Corporate Solutions business within our Corporate Services segment as BWise was sold in March 2019 and the Public Relations Solutions and Digital Media Services businesses were sold in April 2018. See “2019 Divestiture,” and “2018 Divestiture,” of Note 5, “Acquisitions and Divestitures,” for further discussion.
Other significant items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. For the three and six months ended June 30, 2019, other significant items primarily included loss on extinguishment of debt. For the three and six months ended June 30, 2018, other significant items included a sales and use tax charge which related to prior periods.
Accordingly, we do not allocate these costs for purposes of disclosing segment results because they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance.
A summary of our corporate items is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in millions)
Revenues - divested businesses	$—	$17	$10	$77
Expenses:
Amortization expense of acquired intangible assets	26	28	51	56
Merger and strategic initiatives expense	5	(10)	14	—
Extinguishment of debt	11	—	11	—
Expenses - divested businesses	—	16	8	67
Other	3	3	6	6
Total expenses	45	37	90	129
Operating loss	$(45)	$(20)	$(80)	$(52)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
Overview
Nasdaq is a leading global provider of trading, clearing, exchange technology, listing, information and public company services. Through its diverse portfolio of solutions, Nasdaq enables customers to plan, optimize and execute their business vision with confidence, using proven technologies that provide transparency and insight for navigating today's global capital markets. As the creator of the world's first electronic stock market, its technology powers more than 100 marketplaces in 50 countries. Nasdaq is home to approximately 4,000 total listings with a market value of approximately $14 trillion. We manage, operate and provide our products and services in four business segments: Market Services, Corporate Services, Information Services and Market Technology.
First Half and Second Quarter 2019 Recent Developments
Cash Dividends on Common Stock

•
In April, the board of directors approved a regular quarterly cash dividend of $0.47 per share on our outstanding common stock which reflects a 7.0% increase from our prior quarterly cash dividend of $0.44.

•	For the six months ended June 30, 2019, we returned $150 million to shareholders through dividend payments.

•	In July 2019, the board of directors approved a regular quarterly cash dividend of $0.47 per share on our outstanding common stock.
Share Repurchase Program

•
During the second quarter of 2019, we repurchased 538,449 common shares at a cost of $50 million. As of June 30, 2019, the remaining amount authorized for share repurchases under our share repurchase program was $282 million.

Debt Issuance and Repayments

•	In April 2019, we issued the 2029 Notes and in May 2019, we primarily used the net proceeds from the 2029 Notes to repay in full and terminate our 2020 Notes.

•	In June 2019, we used proceeds from issuances of commercial paper to repay in full and terminate our 2016 Credit Facility.
Corporate Highlights

•
The Nasdaq Stock Market led U.S. exchanges for IPOs during the first half of 2019 with an 80% win rate. In the U.S. market, The Nasdaq Stock Market welcomed 140 new listings in the first half of 2019, including 97 IPOs. Nasdaq's Nordic and Baltic exchanges and Nasdaq First North added 28 new listings, including 18 IPOs.

•
We continue to see strong client traction in our Market Technology segment. Market Technology annualized recurring revenue, or ARR, is a new metric that we introduced this quarter that is intended to increase the transparency of the company's SaaS and recurring revenues. ARR totaled $247 million in the second quarter of 2019, an increase of 16% year over year. New order intake totaled $46 million during the second quarter of 2019. We also continued strong growth in our surveillance business. See “Key Drivers,” in this Item 2 for further discussion of ARR.

•
Our index revenues set a new quarterly record, while ETP assets under management tracking Nasdaq indexes increased 9% year over year. Overall assets under management in ETPs benchmarked to Nasdaq's proprietary index families totaled $203 billion as of June 30, 2019, which included $88 billion, or 43%, tracking smart beta indexes.

•
Our Market Services segment maintains strong competitive positioning and executed a new record closing cross related to the June Russell index rebalancing. In the second quarter of 2019, the combined U.S. equities matched market share executed on our exchanges totaled 20.1% (17.5% at The Nasdaq Stock Market, 1.8% at Nasdaq BX and 0.8% at Nasdaq PSX), while market share in the Nordic markets totaled 70.3%. In June 2019, Nasdaq's Closing Cross set a record for number of shares traded during the 2019 Russell U.S. indexes annual reconstitution, including 1.28 billion shares representing $42.6 billion in value, all of which was executed in 1.14 seconds.

Nasdaq’s Operating Results
Key Drivers
The following table includes key drivers for our Market Services, Corporate Services, Information Services and Market Technology segments. In evaluating the performance of our business, our senior management closely evaluates these key drivers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Market Services
Equity Derivative Trading and Clearing
U.S. equity options
Total industry average daily volume (in millions)	17.3	17.0	17.3	18.2
Nasdaq PHLX matched market share	16.0%	15.6%	16.0%	15.8%
The Nasdaq Options Market matched market share	8.9%	9.2%	9.1%	9.6%
Nasdaq BX Options matched market share	0.2%	0.4%	0.3%	0.5%
Nasdaq ISE Options matched market share	9.3%	8.6%	8.9%	8.5%
Nasdaq GEMX Options matched market share	3.9%	4.5%	4.0%	4.6%
Nasdaq MRX Options matched market share	0.2%	0.1%	0.2%	0.1%
Total matched market share executed on Nasdaq’s exchanges	38.5%	38.4%	38.5%	39.1%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts(1)	384,692	365,204	368,561	359,846
Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	6.93	6.86	7.22	7.23
Matched share volume (in billions)	87.7	83.8	178.3	172.4
The Nasdaq Stock Market matched market share	17.5%	15.2%	17.2%	15.1%
Nasdaq BX matched market share	1.8%	3.1%	2.0%	3.2%
Nasdaq PSX matched market share	0.8%	0.8%	0.7%	0.8%
Total matched market share executed on Nasdaq’s exchanges	20.1%	19.1%	19.9%	19.1%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	29.9%	33.4%	29.8%	33.5%
Total market share(2)	50.0%	52.5%	49.7%	52.6%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	581,987	623,555	577,963	637,820
Total average daily value of shares traded (in billions)	$4.6	$5.8	$4.8	$5.9
Total market share executed on Nasdaq’s exchanges	70.3%	66.9%	68.6%	68.2%
FICC
Fixed Income
U.S. fixed income volume ($ billions traded)	$2,921	$4,134	$5,636	$9,290
Total average daily volume of Nasdaq Nordic and Nasdaq Baltic fixed income contracts	126,323	124,539	121,128	128,476
Commodities
Power contracts cleared (TWh)(3)	170	305	420	577
Corporate Services
Initial public offerings
The Nasdaq Stock Market	60	56	97	93
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	14	22	18	35
Total new listings
The Nasdaq Stock Market(4)	81	89	140	151
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(5)	19	29	28	44
Number of listed companies
The Nasdaq Stock Market(6)	3,080	3,004	3,080	3,004
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(7)	1,029	1,008	1,029	1,008
Information Services
Number of licensed ETPs	341	347	341	347
ETP assets under management tracking Nasdaq indexes (in billions)	$203	$187	$203	$187
Market Technology
Order intake (in millions)(8)	$46	$64	$100	$109
Annualized recurring revenue (in millions)(9)	$247	$213	N/M	N/M

____________

(1)	Includes Finnish option contracts traded on Eurex.

(2)	Includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.

(3)	Transactions executed on Nasdaq Commodities or OTC and reported for clearing to Nasdaq Commodities measured by Terawatt hours (TWh).

(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETPs.

(5)	New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.

(6)	Number of total listings on The Nasdaq Stock Market at period end, including 374 ETPs as of June 30, 2019 and 380 as of June 30, 2018.

(7)	Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North at period end.

(8)	Total contract value of orders signed during the period.

(9)
Annualized Recurring Revenue, or ARR, for a given period is the annualized revenue of Market Technology support and SaaS subscription contracts. ARR is currently one of our key performance metrics to assess the health and trajectory of our business. ARR does not have any standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts during the reporting period used in calculating ARR may or may not be extended or renewed by our customers.

N/M - Not meaningful.
* * * * * *
Financial Summary
The following table summarizes our financial performance for the three and six months ended June 30, 2019 as compared to the same periods in 2018. The comparability of our results of operations between reported periods is impacted by our acquisition of Cinnober in January 2019, the divestiture of the BWise enterprise governance, risk and compliance software platform in March 2019, the divestiture of the Public Relations Solutions and Digital Media Services businesses in April 2018, and an increase in net income from unconsolidated investees. See Note 5, “Acquisitions and Divestitures,” and “Equity Method Investments,” of Note 8, “Investments,” to the condensed consolidated financial statements for further discussion of these transactions. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018
	(in millions, except per share amounts)			(in millions, except per share amounts)
Revenues less transaction-based expenses	$623	$615	1.3%	$1,257	$1,281	(1.9)%
Operating expenses	367	346	6.1%	726	740	(1.9)%
Operating income	256	269	(4.8)%	531	541	(1.8)%
Interest expense	(31)	(37)	(16.2)%	(68)	(75)	(9.3)%
Net gain on divestiture of businesses	—	41	(100.0)%	27	41	(34.1)%
Net income from unconsolidated investees	10	5	100.0%	55	7	685.7%
Income before income taxes	239	288	(17.0)%	552	527	4.7%
Income tax provision	65	126	(48.4)%	131	188	(30.3)%
Net income attributable to Nasdaq	$174	$162	7.4%	$421	$339	24.2%
Diluted earnings per share	$1.04	$0.97	7.2%	$2.52	$2.02	24.8%
Cash dividends declared per common share	$0.47	$—	N/M	$0.91	$0.82	11.0%
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

Segment Operating Results
The following table shows our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Market Services	$665	$649	2.5%	$1,304	$1,384	(5.8)%
Transaction-based expenses	(438)	(412)	6.3%	(843)	(897)	(6.0)%
Market Services revenues less transaction-based expenses	227	237	(4.2)%	461	487	(5.3)%
Corporate Services	123	120	2.5%	243	243	—%
Information Services	194	175	10.9%	387	348	11.2%
Market Technology	79	66	19.7%	156	126	23.8%
Other revenues(1)	—	17	(100.0)%	10	77	(87.0)%
Total revenues less transaction-based expenses	$623	$615	1.3%	$1,257	$1,281	(1.9)%
____________

(1)
Includes the revenues from the BWise enterprise governance, risk and compliance software platform which was sold in March 2019 and the Public Relations Solutions and Digital Media Services businesses which were sold in April 2018. Prior to the sale dates, these revenues were included in our Corporate Solutions business within our Corporate Services segment. See “2019 Divestiture,” and “2018 Divestiture,” of Note 5, “Acquisitions and Divestitures,” to the condensed consolidated financial statements for further discussion.

The following charts show our Market Services, Corporate Services, Information Services and Market Technology segments as a percentage of our total revenues less transaction-based expenses of $623 million for the three months ended June 30, 2019, $615 million for the three months ended June 30, 2018, $1,257 million for the six months ended June 30, 2019, and $1,281 million for the six months ended June 30, 2018:

MARKET SERVICES
The following table shows total revenues, transaction-based expenses, and total revenues less transaction-based expenses from our Market Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$203	$201	1.0%	$396	$431	(8.1)%
Transaction-based expenses:
Transaction rebates	(119)	(119)	—%	(231)	(256)	(9.8)%
Brokerage, clearance and exchange fees(1)	(12)	(10)	20.0%	(21)	(26)	(19.2)%
Equity derivative trading and clearing revenues less transaction-based expenses	72	72	—%	144	149	(3.4)%

Cash Equity Trading Revenues(2)	372	351	6.0%	724	755	(4.1)%
Transaction-based expenses:
Transaction rebates	(211)	(187)	12.8%	(429)	(396)	8.3%
Brokerage, clearance and exchange fees(2)	(95)	(93)	2.2%	(160)	(213)	(24.9)%
Cash equity trading revenues less transaction-based expenses	66	71	(7.0)%	135	146	(7.5)%

FICC Revenues	17	24	(29.2)%	38	50	(24.0)%
Transaction-based expenses:
Transaction rebates	(1)	(2)	(50.0)%	(1)	(5)	(80.0)%
Brokerage, clearance and exchange fees	—	(1)	(100.0)%	(1)	(1)	—%
FICC revenues less transaction-based expenses	16	21	(23.8)%	36	44	(18.2)%

Trade Management Services Revenues	73	73	—%	146	148	(1.4)%
Total Market Services revenues less transaction-based expenses	$227	$237	(4.2)%	$461	$487	(5.3)%
____________

(1)
Includes Section 31 fees of $11 million in the second quarter of 2019, $19 million in the first six months of 2019, $9 million in the second quarter of 2018 and $23 million in the first six months of 2018. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

(2)
Includes Section 31 fees of $90 million in the second quarter of 2019, $152 million in the first six months of 2019, $89 million in the second quarter of 2018 and $204 million in the first six months of 2018. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

Equity Derivative Trading and Clearing Revenues
Equity derivative trading and clearing revenues increased slightly in the second quarter of 2019 and decreased in the first six months of 2019 compared with the same periods in 2018 and equity derivative trading and clearing revenues less transaction-based expenses were flat in the second quarter of 2019 and decreased in the first six months of 2019 compared with the same periods in 2018. The increase in equity derivative trading and clearing revenues in the second quarter was primarily due to higher U.S. industry trading volumes and higher Section 31 pass-through fee revenue, partially offset by a lower gross capture rate. The decrease in equity derivative trading and clearing revenues in the first six months of 2019 was primarily due to lower U.S. industry trading volumes, a decrease in our overall U.S. matched market share executed on

Nasdaq's exchanges and lower Section 31 pass-through fee revenue. The decrease in equity derivative trading and clearing revenues less transaction-based expenses in the first six months of 2019 was primarily due to lower U.S. industry trading volumes, partially offset by a higher U.S. net capture rate.
Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses. In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees increased in the second quarter of 2019 compared with the same period in 2018 primarily due to higher average SEC fee rates. Section 31 fees decreased in the first six months of 2019 compared with the same period in 2018 primarily due to lower average SEC fee rates.
Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, were flat in the second quarter of 2019 compared with the same period in 2018 as higher U.S. industry trading volumes were offset by a decrease in the U.S. rebate capture rate. Transaction rebates decreased in the first six months of 2019 compared with the same period in 2018 primarily due to lower U.S. industry trading volumes, a decrease in the U.S. rebate capture rate and a decrease in our overall U.S. matched market share executed on Nasdaq's exchanges.
Brokerage, clearance and exchange fees increased in the second quarter and decreased in the first six months of 2019 compared with the same periods in 2018 primarily due to Section 31 pass-through fees, as discussed above.
Cash Equity Trading Revenues
Cash equity trading revenues increased in the second quarter of 2019 and decreased in the first six months of 2019 compared with the same periods in 2018 and cash equity trading revenues less transaction-based expenses decreased in second quarter and first six months of 2019 compared with the same periods in 2018. The increase in cash equity trading revenues in the second quarter of 2019 was primarily due to higher overall U.S. matched market share executed on Nasdaq's exchanges and a higher U.S. gross capture rate, partially offset by an unfavorable impact from foreign exchange related to Nasdaq's Nordic exchanges. The decrease in the first six months of 2019 was primarily due to lower Section 31 pass-through fee revenue due to lower dollar value traded on Nasdaq’s exchanges and lower average SEC fee rates, and an unfavorable impact from foreign exchange, partially offset by higher overall U.S. matched market share executed on Nasdaq's exchanges and a higher U.S. gross capture rate.
The decrease in cash equity trading revenues less transaction-based expenses in the second quarter and first six months of 2019 primarily reflects a lower U.S. net capture rate compared to a particularly strong 2018 period, partially offset by higher overall U.S. matched market share executed on Nasdaq's exchanges. In addition, in Europe, lower industry trading volumes and an unfavorable impact from changes in foreign exchange rates were partially offset by a higher European net capture rate.
Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees increased slightly in the second quarter and decreased in the first six months of 2019 compared with the same periods in 2018. The increase in the second quarter of 2019 was primarily due to higher average SEC fee rates, partially offset by lower dollar value traded on Nasdaq’s exchanges. The decrease in the first six months of 2019 was due to lower average SEC fee rates and lower dollar value traded on Nasdaq’s exchanges.
Transaction rebates increased in the second quarter and first six months of 2019 compared with the same periods in 2018. For The Nasdaq Stock Market, Nasdaq PSX and Nasdaq Canada, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The increase in the second quarter and first six months of 2019 was primarily due to a higher U.S. capture rate and an increase in our overall U.S. matched market share executed on Nasdaq’s exchanges.
Brokerage, clearance and exchange fees increased in the second quarter of 2019 and decreased in the first six months of 2019 compared with the same periods in 2018 primarily due to Section 31 pass-through fees, as discussed above.
FICC Revenues
FICC revenues and FICC revenues less transaction-based expenses decreased in the second quarter and first six months of 2019 compared with the same periods in 2018 primarily the result of a decline in revenues related to U.S. fixed income products due to lower market share and a decline in revenues in European commodities products due to lower volume. The decrease in FICC revenues and FICC revenues less transaction-based expenses in the first six months also included an unfavorable impact from foreign exchange of $2 million. The decrease in FICC revenues less transaction-based expenses in the first six months of 2019 was partially offset by higher net revenues at NFX due to pricing changes.
Trade Management Services Revenues
Trade management services revenues were flat in the second quarter of 2019 and decreased in the first six months of 2019 compared with the same periods in 2018. The decrease was primarily due to an unfavorable impact from foreign exchange of $2 million.

CORPORATE SERVICES
The following table shows revenues from our Corporate Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Corporate Services:
Listing Services	$74	$72	2.8%	$145	$144	0.7%
Corporate Solutions	$49	$48	2.1%	$98	$99	(1.0)%
Total Corporate Services	$123	$120	2.5%	$243	$243	—%
Listing Services Revenues
Listing services revenues increased slightly in both the second quarter and first six months of 2019 compared with the same periods in 2018 primarily due to higher listings revenues due to an increase in the number of listed companies, partially offset by the run-off of fees earned from U.S. listing of additional shares and an unfavorable impact from foreign exchange of $2 million in the second quarter of 2019 and $3 million in the first six months of 2019.

Corporate Solutions Revenues
Corporate solutions revenues increased slightly in the second quarter of 2019 compared with the same period in 2018 primarily due to an increase in governance solutions (formerly board & leadership) revenues. Corporate solutions revenues decreased slightly in the first six months of 2019 compared with the same period in 2018 due to an unfavorable impact from foreign exchange of $1 million.
* * * * * *
INFORMATION SERVICES
The following table shows revenues from our Information Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Information Services:
Market Data	$100	$98	2.0%	$200	$197	1.5%
Index	55	50	10.0%	109	100	9.0%
Investment Data & Analytics	39	27	44.4%	78	51	52.9%
Total Information Services	$194	$175	10.9%	$387	$348	11.2%

Market Data Revenues
Market data revenues increased in the second quarter and first six months of 2019 compared with the same periods in 2018. The increase in the second quarter was primarily due to an increase in U.S. tape plan revenues reflecting equity market share gains and their impact on our share of industry consolidated tape plan revenues. The increase in the first six months of 2019 was primarily due to under-reported data usage and new proprietary data sales, partially offset by an unfavorable impact from foreign exchange of $3 million.
Index Revenues
Index revenues increased in the second quarter and first six months of 2019 compared with the same periods in 2018 primarily due to higher licensing revenues from futures trading linked to the Nasdaq 100 Index and higher average assets under management in ETPs linked to Nasdaq indexes.
Investment Data & Analytics Revenues
Investment data & analytics revenues increased in the second quarter and first six months of 2019 compared with the same periods in 2018 primarily due to an increase in eVestment revenues resulting from an $11 million purchase price adjustment on deferred revenue included in the first quarter of 2018 and $7 million in the second quarter of 2018 and organic growth.

MARKET TECHNOLOGY
The following table shows revenues from our Market Technology segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Market Technology	$79	$66	19.7%	$156	$126	23.8%

Market Technology Revenues
Market technology revenues increased in the second quarter and first six months of 2019 compared with the same periods in 2018 primarily due to the inclusion of revenues associated with the acquisition of Cinnober, an increase in the size and number of software delivery projects, and an increase in SaaS surveillance revenues. The increase in the second quarter was offset by an unfavorable impact from foreign exchange of $3 million and the increase in the first six months was offset by an unfavorable impact from foreign exchange of $5 million.
OTHER REVENUES
Other revenues for the first six months of 2019 include the revenues from the BWise enterprise governance, risk and compliance software platform, which was sold in March 2019. Other revenues for the second quarter and first six months of 2018 also include the revenues from the Public Relations Solutions and Digital Media Services businesses which were sold in April 2018. Prior to the sale dates, these revenues were included in our Corporate Solutions business. See “2019 Divestiture,” and “2018 Divestiture,” of Note 5, “Acquisitions and Divestitures,” to the condensed consolidated financial statements for further discussion of these divestitures.
Expenses
Operating Expenses
The following table shows our operating expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Compensation and benefits	$169	$173	(2.3)%	$344	$370	(7.0)%
Professional and contract services	30	34	(11.8)%	68	71	(4.2)%
Computer operations and data communications	33	30	10.0%	65	62	4.8%
Occupancy	24	23	4.3%	48	49	(2.0)%
General, administrative and other	40	25	60.0%	56	47	19.1%
Marketing and advertising	10	10	—%	20	19	5.3%
Depreciation and amortization	48	53	(9.4)%	96	106	(9.4)%
Regulatory	8	8	—%	15	16	(6.3)%
Merger and strategic initiatives	5	(10)	(150.0)%	14	—	N/M
Total operating expenses	$367	$346	6.1%	$726	$740	(1.9)%
_______
N/M - Not meaningful.

The decrease in compensation and benefits expense in the second quarter and first six months of 2019 was primarily due to lower compensation costs resulting from the sale of the BWise enterprise governance, risk and compliance software platform and lower performance incentives, partially offset by higher compensation costs resulting from the acquisitions of Cinnober and Quandl. The decrease in the second quarter also included a favorable impact from foreign exchange of $4 million and the decrease in the first six months included a favorable impact from foreign exchange of $11 million.

Headcount increased to 4,296 employees as of June 30, 2019 from 4,069 as of June 30, 2018 primarily due to our 2019 and 2018 acquisitions, partially offset by the sale of the BWise enterprise governance, risk and compliance software platform.
Professional and contract services expense decreased in the second quarter and first six months of 2019 primarily due to the sale of the BWise enterprise governance, risk and compliance software platform, partially offset by certain litigation and consulting costs. The decrease in the first six months also included a favorable impact from foreign exchange of $2 million.
Computer operations and data communications expense increased in the second quarter and first six months of 2019 primarily due to higher market data feed costs and additional costs associated with our 2019 and 2018 acquisitions, partially offset by lower costs resulting from the sale of the BWise enterprise governance, risk and compliance software platform.
Occupancy expense increased slightly in the second quarter and decreased slightly for the first six months of 2019. In both periods, higher costs associated with additional facility and rent costs resulting from expansion of our new world headquarters and our 2019 and 2018 acquisitions were partially offset from lower costs due to the sale of the BWise enterprise governance, risk and compliance software platform. Also impacting the first six months of 2019 was a favorable impact from foreign exchange of $2 million.
The increase in general, administrative and other expense in the second quarter and first six months of 2019 was primarily due to a pre-tax charge of $11 million in the second quarter of 2019 which primarily included a make-whole redemption price premium paid on the early extinguishment of our 2020 Notes. The increase in the first six months also included a favorable impact from foreign exchange of $2 million.
Marketing and advertising expense was flat in the second quarter of 2019 and increased slightly in the first six months of 2019 primarily due to an increase in advertising spend.

Depreciation and amortization expense decreased in the second quarter and first six months of 2019 primarily due to a decrease in amortization expense recorded on intangible assets which became fully amortized and the cessation of depreciation expense on the BWise assets that were reclassified to assets held for sale as of December 31, 2018, partially offset by additional amortization expense associated with acquired intangible assets. The decrease in the first six months also included a favorable impact from foreign exchange of $2 million.
Merger and strategic initiatives expense increased in the second quarter and first six months of 2019 compared with the same periods in 2018. We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third party transaction costs and will vary based on the size and frequency of the activities described above. The credit balance in merger and strategic initiative expense in the second quarter of 2018 relates to the reclass of costs incurred during the first quarter of 2018 to sell the Public Relations Solutions and Digital Media Services businesses. Since these businesses were sold during the second quarter of 2018, these costs have been included as a deduction to the gain on the sale of these businesses.

* * * * * *
Non-operating Income and Expenses
The following table shows our non-operating income and expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Interest income	$3	$2	50.0%	$6	$5	20.0%
Interest expense	(31)	(37)	(16.2)%	(68)	(75)	(9.3)%
Net interest expense	(28)	(35)	(20.0)%	(62)	(70)	(11.4)%
Net gain on divestiture of businesses	—	41	(100.0)%	27	41	(34.1)%
Other investment income	1	8	(87.5)%	1	8	(87.5)%
Net income from unconsolidated investees	10	5	100.0%	55	7	685.7%
Total non-operating income (expenses)	$(17)	$19	(189.5)%	$21	$(14)	(250.0)%
Interest Income
Interest income increased slightly in the second quarter and first six months of 2019 compared with the same periods in 2018 primarily due to an increase in prevailing market rates.
Interest Expense
Interest expense decreased in both the second quarter and first six months of 2019 compared with the same periods in 2018 primarily due to lower outstanding debt obligations and the refinancing of the 2020 Notes with the 2029 Notes at a lower interest rate. See Note 10, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

The following table shows our interest expense:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Interest expense on debt	$29	$35	(17.1)%	$64	$70	(8.6)%
Accretion of debt issuance costs and debt discount	1	2	(50.0)%	3	4	(25.0)%
Other bank and investment-related fees	1	—	N/M	1	1	—%
Interest expense	$31	$37	(16.2)%	$68	$75	(9.3)%
_______
N/M - Not meaningful.

Net Gain on Divestiture of Businesses
The net gain on divestiture of businesses for the second quarter and first six months of 2018 relates to the sale of the Public Relations Solutions and Digital Media Services businesses. We recorded a pre-tax gain of $41 million, net of disposal costs ($19 million after tax). See “2018 Divestiture,” of Note 5, “Acquisitions and Divestitures,” to the condensed consolidated financial statements for further discussion.
The net gain on divestiture of businesses for the first six months of 2019 relates to the sale of the BWise enterprise governance, risk and compliance software platform. We recognized a pre-tax gain on the sale of $27 million, net of disposal costs ($20 million after tax). See “2019 Divestiture,” of Note 5, “Acquisitions and Divestitures,” to the condensed consolidated financial statements for further discussion.
* * * * * *
Other Investment Income
Other investment income in the second quarter and first six months of 2018 primarily related to dividend income received on an equity security.
Net Income from Unconsolidated Investees
Net income from unconsolidated investees increased in the second quarter and first six months of 2019 compared with the same periods in 2018 primarily due to income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 8, “Investments,” to the condensed consolidated financial statements for further discussion.
Tax Matters
The following table shows our income tax provision and effective tax rate:

	Three Months Ended June 30,		Percentage Change
	2019	2018
	($ in millions)
Income tax provision	$65	$126	(48.4)%
Effective tax rate	27.2%	43.8%
	Six Months Ended June 30,		Percentage Change
	2019	2018
	(in millions)
Income tax provision	$131	$188	(30.3)%
Effective tax rate	23.7%	35.7%

The lower effective tax rate in the second quarter and first six months of 2019 was primarily due to the 2018 reversal of certain Swedish tax benefits recorded in prior periods. The lower effective tax rate in the first six months of 2019 was also impacted by a tax benefit from a dividends received deduction related to capital distributions from the OCC and the reversal of a previously accrued tax penalty in Finland. For further discussion of our tax matters, see Note 17, “Income Taxes,” to the condensed consolidated financial statements.
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
These measures are not in accordance with, or an alternative to, U.S. GAAP, and may be different from non-GAAP measures used by other companies. In addition, other companies, including companies in our industry, may calculate such measures differently, which reduces their usefulness as comparative measures. Investors should not rely on any single financial measure when evaluating our business. This non-GAAP information should be considered as supplemental in nature and is not meant as a substitute for our operating results in accordance with U.S. GAAP. We recommend investors review the U.S. GAAP financial measures included in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the notes thereto. When v iewed in conjunction with our U.S. GAAP results and the accompanying reconciliation, we believe these non-GAAP measures provide greater transparency and a more complete understanding of factors affecting our business than U.S. GAAP measures alone.
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
For the second quarter and first six months of 2019, other significant items primarily included a loss on extinguishment of debt of $11 million which is recorded in general, administrative and other expense in our Condensed Consolidated Statements of Income. The first six months of 2019 also included a net gain on divestiture of businesses which represents our pre-tax net gain of $27 million on the sale of BWise.
For the second quarter and first six months of 2018, other significant items primarily included a net gain on divestiture of businesses which represents our pre-tax net gain of $41 million on the sale of the Public Relations Solutions and Digital Media Services businesses.
Significant tax items: For the second quarter and first six months of 2019 and 2018, the non-GAAP adjustment to the income tax provision included the tax impact of each non-GAAP adjustment and for the first six months of 2019, a tax benefit of $10 million related to capital distributions from the OCC and a reversal of a previously accrued tax penalty in Finland. See “OCC Capital Plan,” of Note 8, “Investments,” for further discussion of our OCC investment. Additional adjustments included the following items:

•
For the first six months of 2019 and 2018, excess tax benefits related to employee share-based compensation reflect the recognition of the income tax effects of share-based awards when awards vest or are settled. This item is subject to volatility and will vary based on the timing of the vesting of employee share-based compensation arrangements and fluctuation in our stock price.

•
For the second quarter and first six months of 2018, we recorded a reversal of certain Swedish tax benefits. See Note 17, “Income Taxes,” to the condensed consolidated financial statements for further discussion.

•
For the first six months of 2018, the impact of enacted U.S. tax legislation is related to the Tax Cuts and Jobs Act which was enacted on December 22, 2017. We recorded an increase to tax expense of $5 million, which reflected the reduced federal tax benefit associated with state unrecognized tax benefits.

The following table represents reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(in millions, except share and per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$174	$1.04	$162	$0.97
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	26	0.16	28	0.17
Merger and strategic initiatives expense	5	0.03	(10)	(0.06)
Net income from unconsolidated investee	(9)	(0.05)	(4)	(0.02)
Extinguishment of debt	11	0.06	—	—
Net gain on divestiture of businesses	—	—	(41)	(0.24)
Other	3	0.02	3	0.02
Total non-GAAP adjustments	36	0.22	(24)	(0.13)
Adjustment to the income tax provision to reflect non-GAAP adjustments and other tax items	(7)	(0.04)	15	0.08
Reversal of certain Swedish tax benefits	—	—	41	0.24
Total non-GAAP tax adjustments	(7)	(0.04)	56	0.32
Total non-GAAP adjustments, net of tax	29	0.18	32	0.19
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$203	$1.22	$194	$1.16
Weighted-average common shares outstanding for diluted earnings per share		167,041,419		167,399,604

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(in millions, except share and per share amounts)	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$421	$2.52	$339	$2.02
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	51	0.31	56	0.34
Merger and strategic initiatives	14	0.08	—	—
Net income from unconsolidated investee	(54)	(0.32)	(6)	(0.04)
Extinguishment of debt	11	0.06	—	—
Net gain on divestiture of businesses	(27)	(0.16)	(41)	(0.24)
Other	6	0.04	5	0.03
Total non-GAAP adjustments	1	0.01	14	0.09
Adjustment to the income tax provision to reflect non-GAAP adjustments and other tax items	(11)	(0.07)	7	0.04
Excess tax benefits related to employee share-based compensation	(4)	(0.02)	(5)	(0.03)
Reversal of certain Swedish tax benefits	—	—	41	0.24
Impact of newly enacted U.S. tax legislation	—	—	5	0.03
Total non-GAAP tax adjustments	(15)	(0.09)	48	0.28
Total non-GAAP adjustments, net of tax	(14)	(0.08)	62	0.37
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$407	$2.44	$401	$2.39
Weighted-average common shares outstanding for diluted earnings per share		167,034,783		168,144,020

Liquidity and Capital Resources
Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock and debt. Currently, our cost and availability of funding remain healthy.
In March 2019, we used net proceeds from the sale of commercial paper and cash on hand to redeem all of our 2019 Notes. In April 2019, we issued the 2029 Notes and in May 2019, we primarily used the net proceeds from the 2029 Notes to repay in full and terminate our 2020 Notes. In addition, in June 2019, we used proceeds from issuances of commercial paper to repay in full and terminate our 2016 Credit Facility. See “1.75% Senior Unsecured Notes Due 2029,” “Early Extinguishment of 5.55% Senior Unsecured Notes Due 2020,” and “Early Extinguishment of 2016 Credit Facility,” of Note 10, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of the 2029 Notes and the early extinguishment of both the 2020 Notes and 2016 Credit Facility.
We have the 2017 Credit Facility and a commercial paper program which enable us to borrow efficiently at reasonable short-term interest rates and is supported by our 2017 Credit Facility. See “Commercial Paper Program,” and “2017 Credit Facility,” of Note 10, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
As of June 30, 2019, no amounts were outstanding on the 2017 Credit Facility. The $3 million balance represents unamortized debt issuance costs. Of the $1 billion that is available for borrowing, $469 million provides liquidity support for the commercial paper program and for a letter of credit. As such, as of June 30, 2019, the total remaining amount available under the 2017 Credit Facility was $531 million.
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
The value of various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, the current portion of long-term debt and commercial paper can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $(168) million as of June 30, 2019, compared with $(200) million as of December 31, 2018, an increase of $32 million. Current asset balance changes decreased working capital by $2,007 million, with decreases in default funds and margin deposits, other current assets, cash and cash equivalents, restricted cash and financial investments, at fair value, partially offset by an increase in receivables, net. Current liability balance changes increased working capital by $2,039 million, due to decreases in default funds and margin deposits, short-term debt, other current liabilities, accrued personnel costs, and accounts payable and accrued expenses, partially offset by increases in deferred revenue and Section 31 fees payable to the SEC.
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
Financial Assets
The following table summarizes our financial assets:

	June 30, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$333	$545
Restricted cash	30	41
Financial investments, at fair value	259	268
Total financial assets	$622	$854
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of June 30, 2019, our cash and cash equivalents of $333 million were primarily invested in bank deposits, money market funds and commercial paper. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of June 30, 2019 decreased $212 million from December 31, 2018, primarily due to:

•	repayments of debt obligations;

•	cash paid for an acquisition, net of cash and cash equivalents acquired;

•	cash dividends paid on our common stock; and

•	purchases of property and equipment, partially offset by;

•	proceeds from issuances of long-term debt, net of issuance costs;

•	net cash provided by operating activities;

•	proceeds from commercial paper, net; and

•	proceeds from the divestiture of a business.
See “Cash Flow Analysis” below for further discussion.
Restricted cash is restricted from withdrawal due to contractual or regulatory requirements or is not available for general use. Restricted cash was $30 million as of June 30, 2019 and $41 million as of December 31, 2018, a decrease of $11 million. The decrease primarily relates to a decrease in customer funds held in connection with privately negotiated securities transactions. Restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $138 million as of June 30, 2019 and $367 million as of December 31, 2018. The remaining balance held in the U.S. totaled $195 million as of June 30, 2019 and $178 million as of December 31, 2018.
Unremitted earnings of subsidiaries outside of the U.S. are used to finance our international operations and are considered to be indefinitely reinvested.

Share Repurchase Program
See “Share Repurchase Program,” of Note 13, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Cash Dividends on Common Stock
The following table shows quarterly cash dividends paid per common share on our outstanding common stock:

	2019	2018
First quarter	$0.44	$0.82
Second quarter	0.47	—
Total	$0.91	$0.82
See “Cash Dividends on Common Stock,” of Note 13, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Financial Investments, at Fair Value
Our financial investments, at fair value totaled $259 million as of June 30, 2019 and $268 million as of December 31, 2018 and are primarily comprised of trading securities, mainly highly rated European government debt securities. Of these securities, $180 million as of June 30, 2019 and $166 million as of December 31, 2018 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 8, “Investments,” to the condensed consolidated financial statements for further discussion of our trading securities.
* * * * * *
Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	June 30, 2019	December 31, 2018
		(in millions)
Short-term debt:
Commercial paper	Weighted-average maturity of 29 days	$467	$275
Senior unsecured floating rate notes	Repaid March 2019	—	500
5.55% senior unsecured notes(1)	Repaid May 2019	—	599
$400 million senior unsecured term loan facility	Repaid June 2019	—	100
Total short-term debt		467	1,474
Long-term debt:
3.875% senior unsecured notes	June 2021	680	686
$1 billion senior unsecured revolving credit facility	April 2022	(3)	(4)
1.75% senior unsecured notes	May 2023	677	682
4.25% senior unsecured notes	June 2024	497	497
3.85% senior unsecured notes	June 2026	497	496
1.75% senior unsecured notes	March 2029	674	—
Total long-term debt		3,022	2,357
Total debt obligations		$3,489	$3,831
____________

(1)	Balance was reclassified to short-term debt as of March 31, 2019.
In addition to the $1 billion senior unsecured revolving credit facility, we also have other credit facilities primarily related to our Nasdaq Clearing operations in order to provide further liquidity. Other credit facilities, which are available in multiple currencies, totaled $211 million as of June 30, 2019 and $220 million as of December 31, 2018, in available liquidity, none of which was utilized.
As of June 30, 2019, we were in compliance with the covenants of all of our debt obligations.
See Note 10, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
* * * * * *
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of June 30, 2019, our required regulatory capital of $152 million is comprised of highly rated European government debt securities that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access, NPM Securities, SMTX, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of June 30, 2019, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $47 million.

The required minimum net capital is included in restricted cash in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of June 30, 2019, our required regulatory capital of $33 million is primarily invested in European mortgage bonds that are included in financial investments, at fair value and restricted cash in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of June 30, 2019, other required regulatory capital was $16 million and was primarily included in restricted cash and financial investments, at fair value in the Condensed Consolidated Balance Sheets.

* * * * * *
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Six Months Ended June 30,		Percentage Change
	2019	2018
Net cash provided by (used in):	(in millions)
Operating activities	$523	$654	(20.0)%
Investing activities	(163)	151	(207.9)%
Financing activities	(573)	(835)	(31.4)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(10)	(13)	(23.1)%
Net decrease in cash and cash equivalents and restricted cash	(223)	(43)	418.6%
Cash and cash equivalents and restricted cash at beginning of period	586	399	46.9%
Cash and cash equivalents and restricted cash at end of period	$363	$356	2.0%

Net Cash Provided by Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effects of changes in working capital.
Net cash provided by operating activities decreased $131 million for the six months ended June 30, 2019 compared with the same period in 2018. The decrease was primarily driven by higher tax payments in 2019 compared with 2018 tax payments which included the utilization of 2017 overpayments, lower performance incentive payments made in the first six months of 2019 compared to the same period in 2018 primarily due to prior year performance, and a decline in cash flows related to the sale of the BWise enterprise governance, risk and compliance software platform in March 2019 and the sale of the Public Relations Solutions and Digital Media Services businesses in April 2018.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2019 primarily relates to $193 million of cash used for the acquisition of Cinnober, $63 million of purchases of property and equipment, partially offset by receipt of cash of $108 million related to the sale of the BWise enterprise governance, risk and compliance software platform.
Net cash provided by investing activities for the six months ended June 30, 2018 primarily relates to $294 million of cash received from the sale of the Public Relations Solutions and Digital Media Services businesses, partially offset by $92 million of net purchases of securities, and $45 million of purchases of property and equipment.
Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2019 primarily relates to $1,215 million in repayments of debt obligations, $150 million of dividend payments to our shareholders, $50 million in repurchases of common stock, and $30 million in cash payments related to employee tax withholding in connection with restricted stock and PSU vestings and stock options exercises, partially offset by $680 million from proceeds related to long-term debt issuances and $192 million in net borrowings of commercial paper.
Net cash used in financing activities for the six months ended June 30, 2018 primarily relates to $340 million in repurchases of common stock, $212 million of net repayments of commercial paper, $135 million of dividend payments to our shareholders, $115 million of repayments of debt obligations, and $43 million in cash payments related to employee tax withholding in connection with restricted stock and PSU vestings and stock options exercises.
See Note 5, “Acquisitions and Divestitures,” to the condensed consolidated financial statements for further discussion of our divestitures and acquisitions.
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
Contractual Obligations and Contingent Commitments
In the first six months of 2019, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in “Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K, other than the changes related to our adoption of the new lease accounting standard, ASU 2016-02. See Note 3, “Significant Accounting Policies Update,” for further discussion.

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
Financial Investments
As of June 30, 2019, our investment portfolio was primarily comprised of trading securities, mainly highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2019, the fair value of this portfolio would have declined by $4 million.

Debt Obligations
As of June 30, 2019, substantially all of our debt obligations are fixed-rate obligations. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program, which have variable interest rates. As of June 30, 2019, we had principal amounts outstanding of $468 million of commercial paper. A hypothetical 100 basis points increase in interest rates on our outstanding commercial paper would increase annual interest expense by approximately $5 million based on borrowings as of June 30, 2019.
* * * * * *
Foreign Currency Exchange Rate Risk
As a leading global exchange group, we are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and six months ended June 30, 2019 is presented in the following table:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended June 30, 2019
Average foreign currency rate to the U.S. dollar	1.1237	0.1059	#	N/A	N/A
Percentage of revenues less transaction-based expenses	7.2%	8.2%	4.9%	79.7%	100.0%
Percentage of operating income	12.5%	(1.4)%	(4.3)%	93.2%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(5)	$(5)	$(3)	$—	$(13)
Impact of a 10% adverse currency fluctuation on operating income	$(3)	$(1)	$(1)	$—	$(5)
	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Six Months Ended June 30, 2019
Average foreign currency rate to the U.S. dollar	1.1297	0.1074	#	N/A	N/A
Percentage of revenues less transaction-based expenses	7.7%	8.2%	4.9%	79.2%	100.0%
Percentage of operating income	12.8%	(1.4)%	(5.7)%	94.3%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(10)	$(10)	$(6)	$—	$(26)
Impact of a 10% adverse currency fluctuation on operating income	$(7)	$(1)	$(3)	$—	$(11)
____________

#	Represents multiple foreign currency rates.

N/A	Not applicable.
Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. The financial statements of these subsidiaries are translated into U.S. dollars for consolidated reporting using a current rate of exchange, with net gains or losses recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets.

Our primary exposure to net assets in foreign currencies as of June 30, 2019 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona(1)	$3,249	$(325)
Norwegian Krone	173	(17)
Canadian Dollar	126	(13)
British Pound	217	(22)
Euro	39	(4)
Australian Dollar	107	(11)
____________

(1)	Includes goodwill of $2,430 million and intangible assets, net of $614 million.
Credit Risk
Credit risk is the potential loss due to the default or deterioration in credit quality of customers or counterparties. We are exposed to credit risk from third parties, including customers, counterparties and clearing agents. These parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. We limit our exposure to credit risk by evaluating the counterparties with which we make investments and execute agreements. For our investment portfolio, our objective is to invest in securities to preserve principal while maximizing yields, without significantly increasing risk. Credit risk associated with investments is minimized substantially by ensuring that these financial assets are placed with governments which have investment grade ratings, well-capitalized financial institutions and other creditworthy counterparties.
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
Execution Access is an introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Industrial and Commercial Bank of China Financial Services LLC, or ICBC. As of June 30, 2019, we have contributed $15 million of clearing deposits to ICBC in connection with this clearing arrangement. These deposits are recorded in other current assets in our Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by ICBC through the Fixed Income Clearing Corporation, with ICBC acting as agent. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is at least one business day (or more, if specified by the U.S. Treasury issuance calendar). Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk. Daily position trading limits are also enforced for such counterparties.
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
(b) Internal control over financial reporting. As of April 1, 2019, we implemented a new enterprise resource planning, or ERP, system, by transitioning certain of our operations, including the general ledger, to the new ERP system. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system and to take advantage of the increased functionality of the new system. There are no other changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See “Legal and Regulatory Matters - Litigation,” of Note 18, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program
See “Share Repurchase Program,” of Note 13, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.

Employee Transactions
During the fiscal quarter ended June 30, 2019, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs. The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended June 30, 2019:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

April 2019
Share repurchase program	—	$—	—	$332
Employee transactions	7,242	$89.20	N/A	N/A

May 2019
Share repurchase program	179,970	$90.50	179,970	$316
Employee transactions	633	$90.36	N/A	N/A

June 2019
Share repurchase program	358,479	$94.02	358,479	$282
Employee transactions	—	$—	N/A	N/A

Total Quarter Ended June 30, 2019
Share repurchase program	538,449	$92.84	538,449	$282
Employee transactions	7,875	$89.30	N/A	N/A

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number

4.1
Sixth Supplemental Indenture, dated April 1, 2019, among Nasdaq, Inc., Wells Fargo Bank, National Association, as Trustee, and HSBC Bank USA, National Association, as paying agent and as registrar and transfer agent (incorporated by reference to Exhibit 4.2 to the Form 8-A filed on April 1, 2019).

10.1	Amended and Restated Board Compensation Policy, effective on April 23, 2019.*

10.2	Form of Nasdaq Restricted Stock Unit Award Certificate (employees).*

10.3	Form of Nasdaq Restricted Stock Unit Award Certificate (directors).*

10.4	Form of Nasdaq One-Year Performance Share Unit Agreement.*

10.5	Form of Nasdaq Three-Year Performance Share Unit Agreement.*

10.6	Employment Offer Letter, dated as of April 30, 2019, between Nasdaq, Inc. and Lauren B. Dillard.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President, Accounting and Corporate Strategy and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101
The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

Date:	August 5, 2019	By:	/s/ Adena T. Friedman
		Name:	Adena T. Friedman
		Title:	President and Chief Executive Officer

Date:	August 5, 2019	By:	/s/ Michael Ptasznik
		Name:	Michael Ptasznik
		Title:	Executive Vice President, Accounting and Corporate Strategy and Chief Financial Officer