Form 10-Q
period 2019-09-30
NASDAQ, INC.
filed 2019-11-06
CIK 1120193

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2019
Common Stock, $0.01 par value per share	163,915,065	shares

Nasdaq, Inc.

i

About this Form 10-Q
Throughout this Form 10-Q, unless otherwise specified:

•	“Nasdaq,” “we,” “us” and “our” refer to Nasdaq, Inc.

•	“Nasdaq Baltic” refers to collectively, Nasdaq Tallinn AS, Nasdaq Riga, AS, and AB Nasdaq Vilnius.

•	“Nasdaq BX” refers to the cash equity exchange operated by Nasdaq BX, Inc.

•	“Nasdaq BX Options” refers to the options exchange operated by Nasdaq BX, Inc.

•	“Nasdaq Clearing” refers to the clearing operations conducted by Nasdaq Clearing AB.

•	“Nasdaq First North” refers to our alternative marketplaces for smaller companies and growth companies in the Nordic and Baltic regions.

•	“Nasdaq GEMX” refers to the options exchange operated by Nasdaq GEMX, LLC.

•	“Nasdaq ISE” refers to the options exchange operated by Nasdaq ISE, LLC.

•	“Nasdaq MRX” refers to the options exchange operated by Nasdaq MRX, LLC.

•	“Nasdaq Nordic” refers to collectively, Nasdaq Clearing AB, Nasdaq Stockholm AB, Nasdaq Copenhagen A/S, Nasdaq Helsinki Ltd, and Nasdaq Iceland hf.

•	“Nasdaq PHLX” refers to the options exchange operated by Nasdaq PHLX LLC.

•	“Nasdaq PSX” refers to the cash equity exchange operated by Nasdaq PHLX LLC.
•“The Nasdaq Options Market” refers to the options exchange operated by The Nasdaq Stock Market LLC.

•	“The Nasdaq Stock Market” refers to the cash equity exchange operated by The Nasdaq Stock Market LLC.
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

ASU: Accounting Standards Update
BWise: BWise Beheer B.V. and its subsidiaries
CAT: A market-wide consolidated audit trail established by Nasdaq and other exchanges under an SEC approved plan
CCP: Central Counterparty
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

ii

Form 10-K: Annual Report on Form 10-K for the fiscal year ended December 31, 2018 that was filed with the SEC on February 22, 2019
IPO: Initial Public Offering
ISE: U.S. Exchange Holdings, Inc. and its subsidiaries
LIBOR: London Interbank Offered Rate
NFF: Nasdaq Financial Framework; Nasdaq's end-to-end technology solutions for market infrastructure operators, buy-side firms, sell-side firms and other non-financial markets.
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

iii

Forward-Looking Statements
The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains these types of statements. Words such as “may,” “will,” “could,” “should,” “anticipates,” “envisions,” “estimates,” “expects,” “projects,” “intends,” “plans,” “believes” and words or terms of similar substance used in connection with any discussion of future expectations as to industry and regulatory developments or business initiatives and strategies, future operating results or financial performance, and other future developments are intended to identify forward-looking statements. These include, among others, statements relating to:

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$304	$545
Restricted cash	29	41
Financial investments, at fair value	201	268
Receivables, net	399	384
Default funds and margin deposits	2,422	4,742
Other current assets	144	390
Total current assets	3,499	6,370
Property and equipment, net	361	376
Goodwill	6,232	6,363
Intangible assets, net	2,239	2,300
Operating lease assets	346	—
Other non-current assets	303	291
Total assets	$12,980	$15,700
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$146	$198
Section 31 fees payable to SEC	34	109
Accrued personnel costs	137	199
Deferred revenue	267	194
Other current liabilities	147	253
Default funds and margin deposits	2,422	4,742
Short-term debt	539	875
Total current liabilities	3,692	6,570
Long-term debt	2,939	2,956
Deferred tax liabilities, net	525	501
Operating lease liabilities	327	—
Other non-current liabilities	170	224
Total liabilities	7,653	10,251
Commitments and contingencies
Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 169,802,172 at September 30, 2019 and 170,709,425 at December 31, 2018; shares outstanding: 163,894,038 at September 30, 2019 and 165,165,104 at December 31, 2018	2	2
Additional paid-in capital	2,585	2,716
Common stock in treasury, at cost: 5,908,134 shares at September 30, 2019 and 5,544,321 shares at December 31, 2018	(328)	(297)
Accumulated other comprehensive loss	(1,833)	(1,530)
Retained earnings	4,901	4,558
Total Nasdaq stockholders’ equity	5,327	5,449
Total liabilities and equity	$12,980	$15,700

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Market Services	$690	$586	$1,995	$1,968
Corporate Services	124	121	368	364
Information Services	198	179	585	528
Market Technology	84	68	239	194
Other revenues	—	10	10	87
Total revenues	1,096	964	3,197	3,141
Transaction-based expenses:
Transaction rebates	(349)	(293)	(1,012)	(947)
Brokerage, clearance and exchange fees	(115)	(71)	(296)	(312)
Revenues less transaction-based expenses	632	600	1,889	1,882
Operating expenses:
Compensation and benefits	175	164	518	534
Professional and contract services	31	33	99	105
Computer operations and data communications	33	32	98	94
Occupancy	24	23	72	72
General, administrative and other	40	28	95	73
Marketing and advertising	8	7	29	27
Depreciation and amortization	47	53	143	159
Regulatory	8	8	23	24
Merger and strategic initiatives	10	6	25	7
Restructuring charges	30	—	30	—
Total operating expenses	406	354	1,132	1,095
Operating income	226	246	757	787
Interest income	3	3	8	8
Interest expense	(29)	(38)	(97)	(112)
Net gain (loss) on divestiture of businesses	—	(8)	27	33
Other investment income	—	—	1	7
Net income from unconsolidated investees	15	6	71	13
Income before income taxes	215	209	767	736
Income tax provision	65	46	196	234
Net income attributable to Nasdaq	$150	$163	$571	$502
Per share information:
Basic earnings per share	$0.91	$0.99	$3.46	$3.03
Diluted earnings per share	$0.90	$0.97	$3.42	$2.99
Cash dividends declared per common share	$0.47	$0.44	$1.38	$1.26
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$150	$163	$571	$502
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(121)	22	(256)	(239)
Income tax expense(1)(2)	(46)	(15)	(47)	(76)
Foreign currency translation, net	(167)	7	(303)	(315)

Employee benefit plan income tax expense(1)	—	—	—	(7)
Total other comprehensive income (loss), net of tax	(167)	7	(303)	(322)
Comprehensive income (loss) attributable to Nasdaq	$(17)	$170	$268	$180
____________

(1)	Primarily includes income tax expense on Euro denominated notes.
(2) For the nine months ended September 30, 2018, includes a reclassification of the stranded tax effects related to the Tax Cuts and Jobs Act. See “Tax Cuts and Jobs Act,” of Note 17, “Income Taxes,” for further discussion.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Shares	$	Shares	$	Shares	$	Shares	$
Common stock	165	2	165	2	165	2	167	2

Additional paid-in capital
Beginning balance		2,713		2,712		2,716		3,024
Share repurchase program	(2)	(150)	(1)	(54)	(2)	(200)	(4)	(394)
Share-based compensation	1	21	0	18	1	57	1	51
Stock option exercises, net	0	1	0	—	0	1	0	2
Other employee stock activity	0	—	0	—	0	11	0	(7)
Ending balance		2,585		2,676		2,585		2,676

Common stock in Treasury, at Cost
Beginning balance		(327)		(290)		(297)		(247)
Other employee stock activity	0	(1)	0	(1)	0	(31)	0	(44)
Ending balance		(328)		(291)		(328)		(291)

Accumulated Other Comprehensive Loss
Beginning balance		(1,666)		(1,191)		(1,530)		(862)
Other comprehensive income (loss)		(167)		7		(303)		(322)
Ending balance		(1,833)		(1,184)		(1,833)		(1,184)

Retained Earnings
Beginning balance		4,829		4,309		4,558		3,963
Net income		150		163		571		502
Other comprehensive (income) loss		—		(1)		—		142
Cash dividends declared per common share		(78)		(72)		(228)		(208)
Ending balance		4,901		4,399		4,901		4,399

Total Stockholders' Equity	164	$5,327	164	$5,602	164	$5,327	164	$5,602

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$571	$502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143	159
Share-based compensation	57	51
Deferred income taxes	(21)	(12)
Reversal of certain Swedish tax benefits	—	41
Net gain on divestiture of businesses	(27)	(33)
Non-cash restructuring charges	25	—
Net income from unconsolidated investees	(71)	(13)
Other reconciling items included in net income	18	10
Net change in operating assets and liabilities, net of effects of divestiture and acquisitions:
Receivables, net	(7)	(11)
Other assets	(128)	(23)
Accounts payable and accrued expenses	(36)	6
Section 31 fees payable to SEC	(75)	(107)
Accrued personnel costs	(58)	(22)
Deferred revenue	52	74
Other liabilities	181	46
Net cash provided by operating activities	624	668
Cash flows from investing activities:
Purchases of securities	(384)	(312)
Proceeds from sales and redemptions of securities	429	331
Proceeds from divestiture of businesses, net	108	286
Proceeds from sale of investment security	11	—
Acquisition of business, net of cash and cash equivalents acquired	(193)	—
Purchases of property and equipment	(88)	(72)
Other investing activities	(14)	(6)
Net cash provided by (used in) investing activities	(131)	227
Cash flows from financing activities:
Proceeds from (repayments of) commercial paper, net	264	(170)
Repayments of debt obligations	(1,215)	(115)
Payment of debt extinguishment cost	(11)	—
Proceeds from issuances of long-term debt, net of issuance costs	680	—
Repurchases of common stock	(200)	(394)
Dividends paid	(228)	(208)
Proceeds received from employee stock activity	12	10
Payments related to employee shares withheld for taxes	(31)	(44)
Proceeds of customer funds	—	15
Net cash used in financing activities	(729)	(906)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(17)	(12)
Net decrease in cash and cash equivalents and restricted cash	(253)	(23)
Cash and cash equivalents and restricted cash at beginning of period	586	399
Cash and cash equivalents and restricted cash at end of period	$333	$376
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$97	$121
Income taxes, net of refund	$189	$195

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)
1. Organization and Nature of Operations
Nasdaq is a global technology company serving the capital markets and other industries. Our diverse offering of data, analytics, software and services enables clients to optimize and execute their business vision with confidence.
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
In March 2019, we entered into an agreement to sell Nordic Fund Market, an electronic mutual fund service which is a small part of our Broker Services business. The closing of this transaction occurred on October 31, 2019.
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
In December 2018, we launched our Corporate Bond exchange for the listing and trading of corporate bonds. The new exchange operates pursuant to The Nasdaq Stock Market exchange license and is powered by NFF.
As of September 30, 2019, there were 3,091 total listings on The Nasdaq Stock Market, including 382 ETPs. The combined market capitalization was approximately $13.4 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,028 listed companies with a combined market capitalization of approximately $1.4 trillion.
Our Corporate Solutions business includes our Investor Relations Intelligence and Governance Solutions businesses which serve both public and private companies and organizations. Our public clients can be companies listed on our exchanges or other U.S. and global exchanges. We help organizations enhance their ability to understand and expand their global shareholder base, and improve corporate governance through our suite of advanced technology, analytics, and consultative services. In October 2019, Nasdaq acquired the Center for Board Excellence, or CBE, a privately-held provider of corporate governance and compliance solutions for boards of directors, CEOs, corporate secretaries and general counsels. Nasdaq will combine CBE with its

Nasdaq Governance Solutions business, which includes board portal and collaboration technology solutions. We expect the combination will enhance Nasdaq's position as a leading provider of technology, research, insights and consultative services designed to advance governance excellence and collaboration at organizations worldwide.
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
Our Index business develops and licenses Nasdaq-branded indexes, associated derivatives, and financial products and also provides custom calculation services for third-party clients. As of September 30, 2019, we had 325 ETPs licensed to Nasdaq’s indexes which had $207 billion in assets under management.
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
We will adopt this standard on January 1, 2020. Any impact will be recognized as a cumulative-effect adjustment to retained earnings as of the effective date to align our credit loss methodology with the new standard. We do not expect the adoption of this new standard to have a material impact on our consolidated balance sheets or our statements of income and it will not impact our cash flows.

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
We have operating leases which are primarily real estate leases for our U.S. and European headquarters and for general office space. These leases have varying lease terms ranging from 3 months to 17 years. We determine if an arrangement is a lease at inception. Operating leases are included in operating lease assets, other current liabilities, and operating lease liabilities in our condensed consolidated balance sheets as of September 30, 2019. As of September 30, 2019, we do not have any finance leases.
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
Our lease agreements do not contain any material residual value guarantees or material restrictions or covenants.
We sublease certain real estate to third parties. Our sublease portfolio consists of operating leases.
The following table provides supplemental balance sheet information related to Nasdaq's operating leases:

Leases	Balance Sheet Classification	September 30, 2019
		(in millions)
Assets:
Operating lease assets	Operating lease assets	$346

Liabilities:
Current lease liabilities	Other current liabilities	$60
Non-current lease liabilities	Operating lease liabilities	327
Total lease liabilities		$387

The following table summarizes Nasdaq's lease cost:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in millions)
Operating lease cost(1)	$19	$58
Variable lease cost	6	18
Sublease income	(1)	(4)
Total lease cost	$24	$72
____________

(1)	Includes short-term lease cost, which was immaterial.

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded in our condensed consolidated balance sheet.

September 30, 2019
(in millions)
2019(1)	$19
2020	76
2021	66
2022	44
2023	39
Thereafter	261
Total lease payments	505
Less: interest(2)	(118)
Present value of lease liabilities(3)	$387
____________

(1)	Represents the estimated lease payments to be made for the remaining three months of 2019.

(2)	Calculated using the interest rate for each lease.

(3)	Includes the current portion of $60 million.
Total lease payments in the above table exclude $143 million of legally binding minimum lease payments for leases signed but not yet commenced primarily related to the expansion of our world headquarters. These leases will commence in 2020 with a lease term of 16 years.
The following table provides information related to Nasdaq's lease term and discount rate:

September 30, 2019
Weighted-average remaining lease term (in years)	10.4

Weighted-average discount rate	4.6%

The following table provides supplemental cash flow information related to Nasdaq's operating leases:

Nine Months Ended September 30, 2019
(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$59

Lease assets obtained in exchange for new operating lease liabilities	$20

4. Revenue From Contracts With Customers
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019
	Market Services	Corporate Services	Information Services	Market Technology	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$154	$—	$—	$—	$154
Trade management services	72	—	—	—	72
Listing services	—	74	—	—	74
Corporate solutions	—	50	—	—	50
Market data	—	—	102	—	102
Index	—	—	56	—	56
Investment data & analytics	—	—	40	—	40
Market technology	—	—	—	84	84
Revenues less transaction-based expenses	$226	$124	$198	$84	$632

	Three Months Ended September 30, 2018
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$150	$—	$—	$—	$—	$150
Trade management services	72	—	—	—	—	72
Listing services	—	72	—	—	—	72
Corporate solutions	—	49	—	—	—	49
Market data	—	—	95	—	—	95
Index	—	—	52	—	—	52
Investment data & analytics	—	—	32	—	—	32
Market technology	—	—	—	68	—	68
Other revenues	—	—	—	—	10	10
Revenues less transaction-based expenses	$222	$121	$179	$68	$10	$600

For the three months ended September 30, 2019, approximately 65.0% of Market Services revenues were recognized at a point in time and 35.0% were recognized over time. For the three months ended September 30, 2018, approximately 63.0% of Market Services revenues were recognized at a point in time and 37.0% were recognized over time. Substantially all revenues from the Corporate Services, Information Services and Market Technology segments were recognized over time for both the three months ended September 30, 2019 and 2018.

	Nine Months Ended September 30, 2019
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$468	$—	$—	$—	$—	$468
Trade management services	219	—	—	—	—	219
Listing services	—	219	—	—	—	219
Corporate solutions	—	149	—	—	—	149
Market data	—	—	302	—	—	302
Index	—	—	166	—	—	166
Investment data & analytics	—	—	117	—	—	117
Market technology	—	—	—	239	—	239
Other revenues	—	—	—	—	10	10
Revenues less transaction-based expenses	$687	$368	$585	$239	$10	$1,889

	Nine Months Ended September 30, 2018
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$489	$—	$—	$—	$—	$489
Trade management services	220	—	—	—	—	220
Listing services	—	217	—	—	—	217
Corporate solutions	—	147	—	—	—	147
Market data	—	—	293	—	—	293
Index	—	—	152	—	—	152
Investment data & analytics	—	—	83	—	—	83
Market technology	—	—	—	194	—	194
Other revenues	—	—	—	—	87	87
Revenues less transaction-based expenses	$709	$364	$528	$194	$87	$1,882

For the nine months ended September 30, 2019, approximately 65.0% of Market Services revenues were recognized at a point in time and 35.0% were recognized over time. For the nine months ended September 30, 2018, approximately 64.0% of Market Services revenues were recognized at a point in time and 36.0% were recognized over time. Substantially all revenues from the Corporate Services, Information Services and Market Technology segments were recognized over time for both the nine months ended September 30, 2019 and 2018.
* * * * * *
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables which are net of allowance for doubtful accounts of $12 million as of September 30, 2019 and $13 million as of December 31, 2018. The changes in the balance between periods were immaterial. We do not have obligations for warranties, returns or refunds to customers.
For the majority of our contracts with customers, except for our market technology and listings services contracts, our performance obligations are short-term in nature and there is no significant variable consideration.
We do not have revenues recognized from performance obligations that were satisfied in prior periods. We have elected not to provide disclosures about transaction price allocated to unsatisfied performance obligations if contract durations are less than one year. Excluding our market technology contracts, for contract durations that are one-year or greater, materially all of the transaction price allocated to unsatisfied performance obligations is included in deferred revenue. For our market technology contracts, the portion of transaction price allocated to unsatisfied performance obligations is shown in the table below. Deferred revenue primarily represents our contract liabilities related to our fees for annual and initial listings, market technology, corporate solutions and information services contracts. Deferred revenue is the only significant contract asset or liability as of September 30, 2019. See Note 9, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.

Transaction Price Allocated to Remaining Performance Obligations
As stated above, for contract durations that are one-year or greater, we do not have a material portion of transaction price allocated to unsatisfied performance obligations that are not included in deferred revenue other than for our market technology contracts. For our market technology contracts, the following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2019:

(in millions)
2019(1)	$78
2020	310
2021	159
2022	85
2023	45
2024 and thereafter	85
Total	$762
____________

(1)	Represents performance obligations to be recognized over the remaining three months of 2019.
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
2019 Divestiture
In March 2019, we sold our BWise enterprise governance, risk and compliance software platform, which was part of our Corporate Solutions business within our Corporate Services segment, to SAI Global and recognized a pre-tax gain on the sale of $27 million, net of disposal costs ($20 million after tax). The pre-tax gain is included in net gain on divestiture of businesses in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2019.
As of December 31, 2018, the assets and liabilities of BWise were held for sale. See Note 6, “Assets and Liabilities Held For Sale,” for further discussion.
2019 Acquisition

	Purchase Consideration	Total Net Assets Acquired	Total Net Deferred Tax Liability	Acquired Intangible Assets	Goodwill
	(in millions)
Cinnober	$219	$18	$(19)	$79	$141

In January 2019, we acquired Cinnober, a Swedish financial technology provider to brokers, exchanges and clearinghouses worldwide for $219 million. Cinnober is part of our Market Technology segment.
Nasdaq used cash on hand to fund this acquisition.
As of September 30, 2019, the allocation of the purchase price, including effects of a measurement period adjustment, which is discussed below, is included in the table above. Additional adjustments to the provisional values may result before the end of the measurement period, a period not to exceed 12 months from the acquisition date. These adjustments, which may include tax and other estimates will be recorded in the reporting period in which the adjustment amounts are determined. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.

In the third quarter of 2019, we recorded a measurement period adjustment of $4 million which resulted in a decrease to net assets acquired and an increase in goodwill. The adjustment did not result in an impact to our Condensed Consolidated Statements of Income.
See “Intangible Assets” below for further discussion of intangible assets acquired in the Cinnober acquisition.
2018 Acquisition and Divestiture
We completed an acquisition in November 2018 and a divestiture in April 2018. Financial results of each transaction are included in our condensed consolidated financial statements from the date of the acquisition or divestiture.

2018 Acquisition
Acquisition of Quandl
In November 2018, we acquired Quandl, Inc., a provider of alternative and core financial data. Quandl is part of our Information Services segment.
Nasdaq used issuances of commercial paper to fund this acquisition.
2018 Divestiture
In April 2018, we sold our Public Relations Solutions and Digital Media Services businesses, which were part of our Corporate Solutions business, to West Corporation and recognized a pre-tax net gain on the sale of $33 million, net of disposal costs ($14 million after tax). This includes a post-closing working capital adjustment of $8 million ($5 million after tax) recorded during the three months ended September 30, 2018. The total net pre-tax gain is included in net gain on divestiture of businesses in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2018.
Through a multi-year agreement with West, Nasdaq will continue to provide eligible Nasdaq-listed clients with access to public relations, webcasting and webhosting products and services as part of the terms of the transaction.
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
Pro Forma Results and Acquisition-Related Costs
The condensed consolidated financial statements for the three and nine months ended September 30, 2019 include the financial results of the above acquisitions from the date of each acquisition. Pro forma financial results have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.
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
Major Classes of Assets and Liabilities Held For Sale
The carrying amounts of the major classes of assets and liabilities that were classified as held for sale at December 31, 2018 were as follows:

December 31, 2018
(in millions)
Receivables, net	$13
Property and equipment, net	10
Goodwill(1)	47
Intangible assets, net(2)	16
Other assets	3
Total assets held for sale(3)	$89

Deferred tax liabilities	$4
Deferred revenue	12
Other current liabilities	4
Total liabilities held for sale(4)	$20
____________

(1)	The assignment of goodwill was based on the relative fair value of the disposal group and the portion of the remaining reporting unit.
(2) Primarily represents customer relationships.
(3) Included in other current assets in the Condensed Consolidated Balance Sheets as of December 31, 2018.
(4) Included in other current liabilities in the Condensed Consolidated Balance Sheets as of December 31, 2018.
* * * * * *
7. Goodwill and Acquired Intangible Assets
Goodwill
The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2019:

	Market Services	Corporate Services	Information Services	Market Technology	Total
	(in millions)
Balance at December 31, 2018	$3,430	$455	$2,333	$145	$6,363
Goodwill acquired	—	—	—	137	137
Measurement period adjustment	—	—	—	4	4
Foreign currency translation adjustment	(138)	(16)	(95)	(23)	(272)
Balance at September 30, 2019	$3,292	$439	$2,238	$263	$6,232

The goodwill acquired for Market Technology shown above relates to our acquisition of Cinnober. See “2019 Acquisition,” of Note 5, “Acquisitions and Divestitures,” for further discussion.
For further discussion of the measurement period adjustment of $4 million shown above, see “2019 Acquisition,” of Note 5, “Acquisitions and Divestitures.” This adjustment is included in our Condensed Consolidated Balance Sheets as of September 30, 2019.
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the nine months ended September 30, 2019 and 2018; however, events such as extended economic weakness or unexpected significant declines in operating results of a reporting unit may result in goodwill impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	September 30, 2019				December 31, 2018
	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)	Gross Amount	Accumulated Amortization	Net Amount	Weighted-Average Useful Life (in Years)
	(in millions)				(in millions)
Finite-Lived Intangible Assets
Technology	$62	$(17)	$45	9	$54	$(15)	$39	9
Customer relationships	1,599	(508)	1,091	18	1,532	(456)	1,076	18
Other	18	(4)	14	8	17	(2)	15	8
Foreign currency translation adjustment	(187)	63	(124)		(149)	64	(85)
Total finite-lived intangible assets	$1,492	$(466)	$1,026		$1,454	$(409)	$1,045
Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$—	$1,257		$1,257	$—	$1,257
Trade names	121	—	121		122	—	122
Licenses	52	—	52		52	—	52
Foreign currency translation adjustment	(217)	—	(217)		(176)	—	(176)
Total indefinite-lived intangible assets	$1,213	$—	$1,213		$1,255	$—	$1,255
Total intangible assets	$2,705	$(466)	$2,239		$2,709	$(409)	$2,300

Amortization expense for acquired finite-lived intangible assets was $25 million for the three months ended September 30, 2019, $27 million for the three months ended September 30, 2018, $76 million for the nine months ended September 30, 2019, and $83 million for the nine months ended September 30, 2018. Amortization expense decreased in 2019 primarily due to certain assets becoming fully amortized in the fourth quarter of 2018, partially offset by additional amortization expense associated with acquired intangible assets in 2019. These amounts are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.
The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $124 million as of September 30, 2019) of acquired finite-lived intangible assets as of September 30, 2019 is as follows:

(in millions)
2019(1)	$27
2020	105
2021	104
2022	100
2023	98
2024 and thereafter	716
Total	$1,150
____________

(1)	Represents the estimated amortization to be recognized for the remaining three months of 2019.

8. Investments
The following table presents the details of our investments:

	September 30, 2019	December 31, 2018
	(in millions)
Trading securities	$201	$259
Available-for-sale investment securities	—	9
Financial investments, at fair value	$201	$268

Equity method investments	$159	$135
Equity securities	$49	$44

Financial Investments, at Fair Value
Trading Securities
Trading securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, are primarily comprised of highly rated European government debt securities, of which $166 million as of September 30, 2019 and December 31, 2018, are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Available-for-Sale Investment Securities
As of December 31, 2018, available-for-sale investment securities, which are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets, were primarily comprised of commercial paper. As of September 30, 2019 and December 31, 2018, the cumulative unrealized gains and losses on these securities were immaterial.
Equity Method Investments
As of September 30, 2019 and December 31, 2018, our equity method investments primarily included our equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets.
Net income recognized from our equity interest in the earnings and losses of these equity method investments was $15 million for the three months ended September 30, 2019, $6 million for the three months ended September 30, 2018, $71 million for the nine months ended September 30, 2019, and $13 million for the nine months ended September 30, 2018.
The change for the three and nine months ended September 30, 2019 compared with the same periods in 2018 is primarily due to an increase in income recognized from our investment in OCC. Following the disapproval of the OCC capital plan in February 2019, described below, OCC suspended customer rebates and dividends to owners, including the unpaid dividend on 2018 results which Nasdaq expected to receive in March 2019. We were not able to determine the impact of the disapproval of the OCC capital plan on OCC's 2018 net income until March 2019, when OCC's 2018 financial statements were made available to us. As a result, in March 2019, we recognized an additional $36 million of income relating to our share of OCC's net income for the year ended December 31, 2018. We also recognized our share of OCC's net income of $15 million for the three months ended September 30, 2019 and $33 million for the nine months ended September 30, 2019.
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
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for primarily all of our equity securities as they do not have a readily determinable fair value. Under the measurement alternative, these securities are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. No material adjustments were made to the carrying value of our equity investments measured under the measurement alternative during the three and nine months ended September 30, 2019. As of September 30, 2019, our equity securities represent various strategic investments made through our corporate venture program and investments acquired through various acquisitions. As of December 31,

2018, our equity securities primarily represent various strategic investments made through our corporate venture program.
* * * * * *
9. Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the nine months ended September 30, 2019 are reflected in the following table:

	Initial Listing Revenues	Annual Listings Revenues	Market Technology Revenues	Corporate Solutions Revenues	Information Services Revenues	Other(1)	Total
	(in millions)
Balance at December 31, 2018	$66	$4	$75	$36	$80	$20	$281
Deferred revenue billed in the current period, net of recognition	24	61	36	39	56	7	223
Revenue recognized that was included in the beginning of the period	(21)	(3)	(36)	(34)	(54)	(10)	(158)
Translation adjustment	(1)	(1)	(7)	—	—	—	(9)
Balance at September 30, 2019	$68	$61	$68	$41	$82	$17	$337

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

As of September 30, 2019, we estimate that our deferred revenue will be recognized in the following years:

	Initial Listing Revenues	Annual Listings Revenues	Market Technology Revenues	Corporate Solutions Revenues	Information Services Revenues	Other(1)	Total
	(in millions)
Fiscal year ended:
2019(2)	$8	$61	$26	$21	$36	$5	$157
2020	25	—	33	20	46	7	131
2021	15	—	9	—	—	3	27
2022	10	—	—	—	—	1	11
2023	7	—	—	—	—	1	8
2024 and thereafter	3	—	—	—	—	—	3
Total	$68	$61	$68	$41	$82	$17	$337

____________

(1)	Other primarily includes revenues from U.S. listing of additional shares fees which are included in our Listing Services business.

(2)	Represents the estimated amortization to be recognized for the remaining three months of 2019.
The timing of recognition of our deferred market technology revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.

10. Debt Obligations
The following table presents the changes in the carrying amount of our debt obligations during the nine months ended September 30, 2019:

	December 31, 2018	Additions	Payments, Accretion and Other	September 30, 2019
Short-term debt:	(in millions)
Commercial paper	$275	$2,951	$(2,687)	$539
Senior unsecured floating rate notes repaid on March 22, 2019	500	—	(500)	—
5.55% senior unsecured notes repaid on May 1, 2019(1)	599	—	(599)	—
$400 million senior unsecured term loan facility repaid on June 28, 2019 (average interest rate of 4.00% for the period January 1, 2019 through June 28, 2019)	100	—	(100)	—
Total short-term debt	1,474	2,951	(3,886)	539
Long-term debt:
3.875% senior unsecured notes due June 7, 2021	686	—	(34)	652
4.25% senior unsecured notes due June 1, 2024	497	—	—	497
1.75% senior unsecured notes due May 19, 2023	682	—	(33)	649
3.85% senior unsecured notes due June 30, 2026	496	—	1	497
1.75% senior unsecured notes due March 28, 2029	—	665	(18)	647
$1 billion senior unsecured revolving credit facility due April 25, 2022	(4)	15	(14)	(3)
Total long-term debt	2,357	680	(98)	2,939
Total debt obligations	$3,831	$3,631	$(3,984)	$3,478

____________

(1)	Balance was reclassified to short-term debt as of March 31, 2019.

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
As of September 30, 2019, commercial paper notes in the table above reflect the aggregate principal amount, less the unamortized discount which is being accreted through interest expense over the life of the applicable notes. The original maturities of these notes range from 11 days to 81 days and the weighted-average maturity is 18 days. The weighted-average effective interest rate is 2.33% per annum.
Senior Unsecured Notes
Our senior unsecured notes were all issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of September 30, 2019, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable notes. For our Euro denominated notes, the “Payments, Accretion and Other” column also includes the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations and they are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.
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

Early Extinguishment of 5.55% Senior Unsecured Notes Due 2020
Nasdaq issued the 2020 Notes in January 2010. The 2020 Notes paid interest semiannually at a rate of 5.55% per annum.
In May 2019, we primarily used the net proceeds from the 2029 Notes to repay in full and terminate our 2020 Notes. For further discussion of the 2029 Notes, see “1.75% Senior Unsecured Notes Due 2029” below. In connection with the early extinguishment of the 2020 Notes, we recorded a pre-tax charge of $11 million, which primarily included a make-whole redemption price premium. This charge is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2019.
3.875% Senior Unsecured Notes Due 2021
In June 2013, Nasdaq issued the 2021 Notes. The 2021 Notes pay interest annually at a rate of 3.875% per annum until June 7, 2021 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 5.875%.
The 2021 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $34 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2021 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of September 30, 2019.
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
The 2023 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange rate risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $33 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2023 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of September 30, 2019.

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
The 2029 Notes are unsecured, pay interest annually in arrears, beginning on March 28, 2020 at a rate of 1.75% per annum until March 28, 2029 and such rate may vary with Nasdaq’s debt rating up to a rate not to exceed 3.75%. The 2029 Notes may be redeemed by Nasdaq at any time, subject to a make-whole amount. The proceeds from the 2029 Notes, approximately $665 million after deducting the underwriting discount and expenses of this offering, were primarily used to redeem the 2020 Notes. For further discussion of the 2020 Notes, see “Early Extinguishment of 5.55% Senior Unsecured Notes Due 2020” above.
The 2029 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $18 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2029 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of September 30, 2019.
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

As of September 30, 2019, no amounts were outstanding on the 2017 Credit Facility. The $3 million balance represents unamortized debt issuance costs which are being accreted through interest expense over the life of the credit facility. Of the $1 billion that is available for borrowing, $541 million provides liquidity support for the commercial paper program and for a letter of credit. As such, as of September 30, 2019, the total remaining amount available under the 2017 Credit Facility was $459 million excluding the amounts that support the commercial paper program and letter of credit. See “Commercial Paper Program” above for further discussion of our commercial paper program.
Under our 2017 Credit Facility, borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the LIBOR or the base rate (as defined in the credit agreement) (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.125% to 0.4%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for both the three and nine months ended September 30, 2019 and 2018.
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
Other Credit Facilities
We also have credit facilities primarily related to our Nasdaq Clearing operations in order to provide further liquidity. Credit facilities, which are available in multiple currencies, totaled $198 million as of September 30, 2019 and $234 million as of December 31, 2018 in available liquidity, none of which was utilized.
Debt Covenants
As of September 30, 2019, we were in compliance with the covenants of all of our debt obligations.
11. Retirement Plans
Defined Contribution Savings Plan
We sponsor a 401(k) Plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $4 million for the three months ended September 30, 2019, $3 million for the three months ended September 30, 2018, and $10 million for both the nine months ended September 30, 2019 and 2018.
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the Nasdaq Benefit Plans. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $5 million for both the three months ended September 30, 2019 and 2018, $15 million for the nine months ended September 30, 2019, and $17 million for the nine months ended September 30, 2018.
12. Share-Based Compensation
We have a share-based compensation program for employees and non-employee directors. Share-based awards granted under this program include stock options, restricted stock (consisting of restricted stock units), and PSUs. For accounting purposes, we consider PSUs to be a form of restricted stock.
Summary of Share-Based Compensation Expense
The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2019 and 2018 in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Share-based compensation expense before income taxes	$21	$18	$57	$51
Income tax benefit	(6)	(5)	(16)	(14)
Share-based compensation expense after income taxes	$15	$13	$41	$37

Common Shares Available Under Our Equity Plan
As of September 30, 2019, we had approximately 10.3 million shares of common stock authorized for future issuance under our Equity Plan.

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
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the nine months ended September 30, 2019:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value

Unvested balances at January 1, 2019	1,583,375	$68.62
Granted	587,987	$84.73
Vested	(492,535)	$59.46
Forfeited	(127,501)	$73.36
Unvested balances at September 30, 2019	1,551,326	$77.23

As of September 30, 2019, $66 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.8 years.
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
During 2018, certain grants of PSUs with a one-year performance period exceeded the applicable performance parameters. As a result, an additional 51,914 units above target were considered granted in the first quarter of 2019 and are included in the "Summary of PSU Activity" table below.

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
Certain grants of PSUs that were issued in 2016 with a three-year performance period exceeded the applicable performance parameters. As a result, an additional 99,622 units above target were considered granted in the first quarter of 2019 and are included in the "Summary of PSU Activity" table below.
The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the three-year PSU program for the nine months ended September 30, 2019:

	Nine Months Ended September 30,
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

Summary of PSU Activity
The following table summarizes our PSU activity for the nine months ended September 30, 2019:

	PSUs
	One-Year Program		Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested balances at January 1, 2019	314,231	$74.01	837,750	$96.57
Granted(1)	179,599	$83.56	397,553	$96.55
Vested	(12,733)	$67.51	(431,751)	$93.25
Forfeited	(22,943)	$75.03	(6,101)	$103.29
Unvested balances at September 30, 2019	458,154	$77.88	797,451	$98.31

____________

(1)	Includes target awards granted and certain additional awards granted based on overachievement of performance parameters.
As of September 30, 2019, $14 million of total unrecognized compensation cost related to the one-year PSU program is expected to be recognized over a weighted-average period of 1.5 years. For the three-year PSU program, $37 million of total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.
Stock Options
In January 2017 and in connection with her appointment, our CEO received 268,817 performance-based non-qualified stock options which will vest one-third annually over a three-year period, with each vesting contingent upon the achievement of annual performance parameters. On January 29, 2019, Nasdaq's management compensation committee and board of directors determined that the performance goal for 2018 was met, resulting in the settlement of the second tranche of the grant. There were no stock option awards granted during the nine months ended September 30, 2019.
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
Summary of Stock Option Activity
A summary of stock option activity for the nine months ended September 30, 2019 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2019	448,966	$49.25	5.51	$14
Exercised	(62,624)	20.92
Forfeited	(25)	20.10
Outstanding at September 30, 2019	386,317	$53.68	5.43	$18
Exercisable at September 30, 2019	296,711	$49.76	4.87	$15

The net cash proceeds from the exercise of 9,216 stock options for the three months ended September 30, 2019 was immaterial. The net cash proceeds from the exercise of 62,624 stock options for the nine months ended September 30, 2019 was $1 million. The net cash proceeds from the exercise of 11,953 stock options for the three months ended September 30, 2018 was immaterial. We received net cash proceeds of $2 million from the exercise of 99,953 stock options for the nine months ended September 30, 2018.
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on September 30, 2019 of $99.35 and the exercise price, times the number of shares) based on stock options with an exercise price less than Nasdaq’s closing price of $99.35 as of September 30, 2019, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of September 30, 2019 was 0.3 million and the weighted-average exercise price was $49.76. As of September 30, 2018, 0.3 million outstanding stock options were exercisable and the weighted-average exercise price was $36.55.
The total pre-tax intrinsic value of stock options exercised was $1 million for the three months ended September 30, 2019, $5 million for the nine months ended September 30, 2019, $1 million for the three months ended September 30, 2018, and $6 million for the nine months ended September 30, 2018.

ESPP
We have an ESPP under which approximately 1.7 million shares of our common stock have been reserved for future issuance as of September 30, 2019. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees which totaled $1 million for both the three months ended September 30, 2019 and 2018 and $3 million for both the nine months ended September 30, 2019 and 2018.
13. Nasdaq Stockholders’ Equity
Common Stock
As of September 30, 2019, 300,000,000 shares of our common stock were authorized, 169,802,172 shares were issued and 163,894,038 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any person to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 5,908,134 shares of common stock in treasury as of September 30, 2019 and 5,544,321 shares as of December 31, 2018, most of which are related to shares of our common stock repurchased for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
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
The following is a summary of our share repurchase activity, reported based on settlement date, for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Number of shares of common stock repurchased	2,053,855	4,508,426
Average price paid per share	$97.37	$87.43
Total purchase price (in millions)	$200	$394

As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled. As of September 30, 2019, the remaining amount authorized for share repurchases under the program was $132 million.
In October 2019, the board authorized an additional $500 million under the existing share repurchase program, bringing the aggregate authorized amount to $632 million as of October 22, 2019.
Other Repurchases of Common Stock
During the first nine months of 2019, we repurchased 363,813 shares of our common stock in settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of September 30, 2019 and December 31, 2018, no shares of preferred stock were issued or outstanding.

Cash Dividends on Common Stock
During the first nine months of 2019, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 29, 2019	$0.44	March 15, 2019	$73	March 29, 2019
April 23, 2019	0.47	June 14, 2019	77	June 28, 2019
July 23, 2019	0.47	September 13, 2019	78	September 27, 2019
			$228

The total amount paid of $228 million was recorded in retained earnings in the Condensed Consolidated Balance Sheets at September 30, 2019.
In October 2019, the board of directors approved a regular quarterly cash dividend of $0.47 per share on our outstanding common stock. The dividend is payable on December 27, 2019 to shareholders of record at the close of business on December 13, 2019. The estimated amount of this dividend is $77 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
Our board of directors maintains a dividend policy with the intention to provide stockholders with regular and growing dividends over the long term as earnings and cash flow grow.
14. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$150	$163	$571	$502
Denominator:
Weighted-average common shares outstanding for basic earnings per share	164,331,832	164,227,243	165,086,951	165,622,428
Weighted-average effect of dilutive securities:
Employee equity awards(1)	1,705,665	2,071,426	1,611,232	1,931,307
Contingent issuance of common stock(2)	992,247	992,247	330,749	330,749
Weighted-average common shares outstanding for diluted earnings per share	167,029,744	167,290,916	167,028,932	167,884,484
Basic and diluted earnings per share:
Basic earnings per share	$0.91	$0.99	$3.46	$3.03
Diluted earnings per share	$0.90	$0.97	$3.42	$2.99

____________

(1)
PSUs, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.

(2)	See “Non-Cash Contingent Consideration,” of Note 18, “Commitments, Contingencies and Guarantees,” for further discussion.

Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three and nine months ended September 30, 2019 and 2018.

15. Fair Value of Financial Instruments
The following tables present our financial assets and financial liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

	September 30, 2019
	Total	Level 1	Level 2	Level 3
Assets at Fair Value	(in millions)
Financial investments, at fair value	$201	$152	$49	$—
Default fund and margin deposit investments	1,134	134	1,000	—
Total assets at fair value	$1,335	$286	$1,049	$—

	December 31, 2018
	Total	Level 1	Level 2	Level 3
Assets at Fair Value	(in millions)
Financial investments, at fair value	$268	$133	$135	$—
Default fund and margin deposit investments	1,649	327	1,322	—
Total assets at fair value	$1,917	$460	$1,457	$—
Liabilities at Fair Value
Other financial instruments	$112	$—	$112	$—
Total liabilities at fair value	$112	$—	$112	$—

As of September 30, 2019 and December 31, 2018, Level 1 financial investments, at fair value were primarily comprised of trading securities and principally are highly rated European government debt securities. As of September 30, 2019 and December 31, 2018, Level 2 financial investments, at fair value were primarily comprised of trading securities, mainly European mortgage bonds and state owned enterprises. Level 2 financial investments, at fair value as of December 31, 2018 also included corporate bonds and time deposits. Of the Level 1 and Level 2 financial investments, at fair value, $166 million as of September 30, 2019 and December 31, 2018 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Our Level 1 default fund and margin deposit investments were primarily comprised of highly rated European and U.S. government debt securities as of September 30, 2019 and December 31, 2018. Level 2 default fund and margin deposit investments were primarily comprised of central bank certificates and reverse repurchase agreements as of September 30, 2019 and December 31, 2018.
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
We also consider our debt obligations to be financial instruments. The fair value of our debt obligations, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $3.7 billion as of September 30, 2019 and $3.9 billion as of December 31, 2018. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. The fair value of our commercial paper approximates the carrying value since the rates of interest on this short-term debt approximate market rates as of September 30, 2019. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 10, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of September 30, 2019 and December 31, 2018, there were no non-financial assets measured at fair value on a non-recurring basis.
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
Nasdaq Commodities Clearing Default
In September 2018, a member of the Nasdaq Clearing commodities market defaulted due to inability to post sufficient collateral to cover increased margin requirements for the positions of the relevant member, which had experienced losses due to sharp adverse movements in the Nordic - German power market spread. Nasdaq Clearing followed default procedures and offset the future market risk on the defaulting member’s positions. The default resulted in an initial loss of $133 million. In accordance with the liability waterfall, the first $8 million of the loss was allocated to Nasdaq Clearing’s junior capital and the remainder was allocated on a pro-rata basis to the commodities clearing members’ default funds. In September 2018, these funds were replenished.
In December 2018, we initiated a capital relief program. The capital relief program was a voluntary program open to each commodities default fund participant; each such participant who agreed to the capital relief program received a proportion of the funds made available under the capital relief program as reflected by their proportionate share of the aggregate of the clearing members' default fund replenishments. As of September 30, 2019, we have disbursed substantially all of the $23 million offered through the program. In addition to the capital relief program, we are pursuing recovery of assets from the defaulted member which will be allocated back to default fund participants.
As a result of the default, a liability of $112 million as of December 31, 2018 was recorded in other current liabilities and collateral of $112 million as of December 31, 2018 was recorded in other current assets in the Condensed Consolidated Balance Sheets in order to allow Nasdaq Clearing to fulfill the settlement of certain contracts of the defaulted member arising from the default management process. We had established mitigating positions. As of September 30, 2019, these contracts and mitigating positions have either expired or were sold to a third party together with associated collateral. The collateral and liability were previously included in default funds and margin deposits.
Default Fund Contributions and Margin Deposits
As of September 30, 2019, clearing member default fund contributions and margin deposits were as follows:

	September 30, 2019
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$406	$119	$525
Margin deposits	2,016	3,757	5,773
Total	$2,422	$3,876	$6,298

In accordance with its investment policy, of the total cash contributions of $2,422 million, Nasdaq Clearing has invested $856 million in highly rated European and U.S. government debt securities or central bank certificates with maturity dates primarily 90 days or less and $278 million in reverse repurchase agreements secured with highly rated government securities with maturity dates that range from 2 days to 18 days. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements. The remainder of this balance was held in cash in demand deposit accounts at central banks and large, highly rated financial institutions. Of the total default fund contributions of $525 million, Nasdaq Clearing can utilize $422 million as capital resources in the event of a counterparty default. The remaining balance of $103 million pertains to member posted surplus balances.

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
Default Fund Contributions
Required contributions to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated government debt securities, time deposits, central bank certificates or reverse repurchase agreements with highly rated government debt securities as collateral. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of September 30, 2019, Nasdaq Clearing committed capital totaling $140 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments, at fair value in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of September 30, 2019.
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
Liability Waterfall
The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:

•	junior capital contributed by Nasdaq Clearing, which totaled $32 million as of September 30, 2019;

•	a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•	specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis;

•	senior capital contributed to each specific market by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $20 million as of September 30, 2019; and

•	mutualized default fund, which includes capital contributions of the clearing members on a pro-rata basis.
If additional funds are needed after utilization of the liability waterfall, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.
In addition to the capital held to withstand counterparty defaults described above, Nasdaq Clearing also has committed capital of $88 million to ensure that it can handle an orderly wind-down of its operation, and that it is adequately protected against investment, operational, legal, and business risks.

Market Value of Derivative Contracts Outstanding
The following table includes the market value of derivative contracts outstanding prior to netting:

September 30, 2019
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$359
Fixed-income options and futures(1)(2)	925
Stock options and futures(1)(2)	120
Index options and futures(1)(2)	81
Total	$1,485
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

Derivative Contracts Cleared
The following table includes the total number of derivative contracts cleared through Nasdaq Clearing for the nine months ended September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Commodity and seafood options, futures and forwards(1)(2)	393,153	1,506,560
Fixed-income options and futures	15,780,707	16,833,278
Stock options and futures	18,030,431	17,735,228
Index options and futures	35,752,600	35,569,046
Total	69,956,891	71,644,112
____________

(1)	The total volume in cleared power related to commodity contracts was 614 Terawatt hours (TWh) for the nine months ended September 30, 2019 and 853 TWh for the nine months ended September 30, 2018.

(2)	In July 2018, the Nasdaq freight product offering was migrated to NFX, our U.S.-based futures exchange.
The outstanding contract value of resale and repurchase agreements was $2.1 billion as of September 30, 2019 and $4.1 billion as of September 30, 2018. The total number of contracts cleared was 5,580,836 for the nine months ended September 30, 2019 and was 6,835,634 for the nine months ended September 30, 2018.

17. Income Taxes
Income Tax Provision
The following table shows our income tax provision and effective tax rate:

	Three Months Ended September 30,		Percentage Change
	2019	2018
	(in millions)
Income tax provision	$65	$46	41.3%
Effective tax rate	30.2%	22.0%
	Nine Months Ended September 30,		Percentage Change
	2019	2018
	(in millions)
Income tax provision	$196	$234	(16.2)%
Effective tax rate	25.6%	31.8%

The higher effective tax rate in the third quarter of 2019 is primarily due to a tax benefit recorded in the third quarter of 2018 for accelerated tax deductions taken on the 2017 return and a change in uncertain tax positions recorded in the third quarter of 2019. The lower effective tax rate in the first nine months of 2019 is primarily due to the 2018 reversal of certain Swedish tax benefits recorded in prior years, 2019 tax benefits from a dividends received deduction related to capital distributions from the OCC, and the reversal of a previously accrued tax penalty in Finland, partially offset by uncertain tax positions recorded in third quarter of 2019.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. Federal income tax returns for the years 2008 through 2016 are currently under examination by the Internal Revenue Service and we are subject to examination by the Internal Revenue Service for 2017 and 2018. Several state tax returns are currently under examination by the respective tax authorities for the years 2007 through 2017. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2009 through 2018. Although the results of such examinations may have an impact on our unrecognized tax benefits, we do not anticipate that such impact will be material to our consolidated financial position or results of operations. In addition, other than the Swedish tax matter described below, we do not expect to settle any material tax audits in the next twelve months.
The Swedish Tax Agency disallowed certain interest expense deductions for the years 2013 - 2017. We appealed this decision to the Lower Administrative Court which denied our appeal in 2018. During 2018, we further appealed to the Administrative

Court of Appeal, however, we were no longer able to assert that we were more than likely to be successful and, as such, we recorded a related tax expense. In November 2019, the Administrative Court of Appeal upheld the disallowance of these deductions. As we have not recognized any benefits related to the disallowed deductions and we have paid the related assessments from the Swedish Tax Agency, the decision of the Administrative Court of Appeal does not impact our consolidated financial statements.
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
Tax Cuts and Jobs Act
On January 1, 2018, we adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220).” As a result of the adoption of this standard, we recorded a reclassification of $142 million for stranded tax effects related to the Tax Cuts and Jobs Act from accumulated other comprehensive loss to retained earnings within stockholders’ equity in the Condensed Consolidated Balance Sheets as of September 30, 2018. Of the $142 million of stranded tax effects, $135 million relates to the effect on net foreign currency translation gains and losses and $7 million relates to the effect on employee benefit plan adjustment gains and losses. These provisional amounts were finalized in the fourth quarter of 2018.
18. Commitments, Contingencies and Guarantees
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 16, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $11 million as of September 30, 2019 and $12 million as of December 31, 2018. As discussed in “Other Credit Facilities,” of Note 10, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $198 million as of September 30, 2019 and $234 million as of December 31, 2018, in available liquidity, none of which was utilized.
Execution Access is an introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Industrial and Commercial Bank of China Financial Services LLC, or ICBC. As of September 30, 2019, we have contributed $15 million of clearing deposits to ICBC in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in

Execution Access is cleared by ICBC through the Fixed Income Clearing Corporation, with ICBC acting as agent. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is at least one business day (or more, if specified by the U.S. Treasury issuance calendar). Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk. Daily position trading limits are also enforced for such counterparties.
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
Escrow Agreements
In connection with prior acquisitions, we entered into escrow agreements to secure the payment of post-closing adjustments and to ensure other closing conditions. As of September 30, 2019, these escrow agreements provide for future payment by us of up to an aggregate of $12 million which is included in other current liabilities in the Condensed Consolidated Balance Sheets.

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
SEC Decisions
In recent years, certain industry groups have challenged the level of fees that U.S. exchanges charge for market data and connectivity. We have defeated two challenges in federal appeals court pertaining to market data and an additional challenge at the administrative level within the SEC. However, in October 2018, the SEC reversed that administrative decision and found that Nasdaq had not met a burden of demonstrating that certain challenged fees were fair and reasonable; we estimate that this decision will reduce our annual revenues by approximately $1 million. Nasdaq has appealed this decision to the U.S. Court of Appeals for the District of Columbia Circuit. In addition, the SEC remanded a series of additional challenges to market data and connectivity fees back to Nasdaq for further consideration. Nasdaq has also appealed this decision to the U.S. Court of Appeals for the District of Columbia Circuit. We are unable to predict the outcome or the timing of the ultimate resolution of these matters.

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

The following table presents certain information regarding our business segments for the three and nine months ended September 30, 2019 and 2018:

	Market Services	Corporate Services	Information Services	Market Technology	Corporate Items	Consolidated
	(in millions)
Three Months Ended September 30, 2019
Total revenues	$690	$124	$198	$84	$—	$1,096
Transaction-based expenses	(464)	—	—	—	—	(464)
Revenues less transaction-based expenses	226	124	198	84	—	632
Operating income (loss)	$129	$45	$126	$15	$(89)	$226
Three Months Ended September 30, 2018
Total revenues	$586	$121	$179	$68	$10	$964
Transaction-based expenses	(364)	—	—	—	—	(364)
Revenues less transaction-based expenses	222	121	179	68	10	600
Operating income (loss)	$121	$40	$117	$9	$(41)	$246
Nine Months Ended September 30, 2019
Total revenues	$1,995	$368	$585	$239	$10	$3,197
Transaction-based expenses	(1,308)	—	—	—	—	(1,308)
Revenues less transaction-based expenses	687	368	585	239	10	1,889
Operating income (loss)	392	134	372	29	(170)	757
Nine Months Ended September 30, 2018
Total revenues	$1,968	$364	$528	$194	$87	$3,141
Transaction-based expenses	(1,259)	—	—	—	—	(1,259)
Revenues less transaction-based expenses	709	364	528	194	87	1,882
Operating income (loss)	402	117	342	20	(94)	787

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
Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction.
Restructuring charges: In September 2019, we initiated a restructuring plan. See Note 20, “Restructuring Charges,” for a discussion of the plan. We believe performance measures excluding restructuring charges provide management with a more useful representation of our segments' ongoing activity in each period.
Clearing default loss: In September 2018, we recorded an $8 million loss related to a default of a Nasdaq Clearing commodities member. See “Nasdaq Commodities Clearing Default,” of Note 16, “Clearing Operations,” for further discussion of the default. We have included the loss related to the default in corporate items as we believe it is non-recurring, as there has never been a loss due to member default in our clearinghouse, and should be excluded when evaluating the ongoing operating performance of the Market Services segment. Any expenses associated with the evaluation and enhancement of processes and procedures will be reflected within the Market Services segment.
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
Other significant items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. For the three and nine months ended September 30, 2019, other significant items included a provision for notes receivable associated with the funding of technology development for the CAT, litigation costs, and out of period tax charges. The provision for notes receivable is a consequence of changes to the CAT project, and particularly, the decision by Nasdaq and the other exchanges to impair the value of the technology built by the original vendor, who has been replaced. For the nine months ended September 30, 2019, other significant items also included loss on extinguishment of debt which is recorded in general, administrative and other expense in our Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2018, other significant items included litigation costs and for the nine months ended September 30, 2018, out of period tax charges.
Accordingly, we do not allocate these costs for purposes of disclosing segment results because they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance.
* * * * * *
A summary of our corporate items is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in millions)
Revenues - divested businesses	$—	$10	$10	$87
Expenses:
Amortization expense of acquired intangible assets	25	27	76	83
Merger and strategic initiatives expense	10	6	25	7
Restructuring charges	30	—	30	—
Provision for notes receivable	20	—	20	—
Clearing default loss	—	8	—	8
Extinguishment of debt	—	—	11	—
Expenses - divested businesses	—	8	8	75
Other	4	2	10	8
Total expenses	89	51	180	181
Operating loss	$(89)	$(41)	$(170)	$(94)

20. Restructuring Charges
In September 2019, we initiated the transition of certain technology platforms to advance the company's strategic opportunities as a technology and analytics provider and continue the re-alignment of certain business areas. In connection with these restructuring efforts, we are retiring certain elements of our marketplace infrastructure and technology product offerings as we implement NFF and other technologies internally and externally. As a result of these actions, we expect to incur $65 million to $75 million in pre-tax charges over a two year period related primarily to non-cash items such as asset impairments, accelerated depreciation as well as third-party consulting costs. Restructuring charges are recorded on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events.
The following table presents a summary of the 2019 restructuring plan charges in the Condensed Consolidated Statements of Income for the three and nine months ended

September 30, 2019 which primarily consisted of asset impairment charges mainly related to capitalized software.

Three and Nine Months Ended September 30, 2019
(in millions)
Asset impairments	$23
Accelerated depreciation	2
Severance and employee-related costs	3
Other	2
Total restructuring charges	$30

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
Overview
Nasdaq is a global technology company serving the capital markets and other industries. Our diverse offering of data, analytics, software and services enables clients to optimize and execute their business vision with confidence. We manage, operate and provide our products and services in four business segments: Market Services, Corporate Services, Information Services and Market Technology.
Third Quarter and Nine Months Ended 2019 Recent Developments
Cash Dividends on Common Stock

•
In April, the board of directors approved a regular quarterly cash dividend of $0.47 per share on our outstanding common stock, which reflects a 7.0% increase from our prior quarterly cash dividend of $0.44.

•	For the nine months ended September 30, 2019, we returned $228 million to shareholders through dividend payments.

•	In both July and October 2019, the board of directors approved a regular quarterly cash dividend of $0.47 per share on our outstanding common stock.
Share Repurchase Program

•
During the nine months ended September 30, 2019, we repurchased 2,053,855 common shares at a cost of $200 million. As of September 30, 2019, the remaining amount authorized for share repurchases under our share repurchase program was $132 million. In October 2019, the board authorized an additional $500 million under the existing share repurchase program, bringing the aggregate authorized amount to $632 million as of October 22, 2019.

Debt Issuance and Repayments

•	In April 2019, we issued the 2029 Notes and in May 2019, we primarily used the net proceeds from the 2029 Notes to repay in full and terminate our 2020 Notes.

•	In June 2019, we used proceeds from issuances of commercial paper to repay in full and terminate our 2016 Credit Facility.
Corporate Highlights - Third Quarter 2019

•
We continue to see strong client traction in our Market Technology segment. Market Technology annualized recurring revenue, or ARR, is a new metric that we introduced in the second quarter of 2019 that is intended to increase the transparency of the company's SaaS and recurring revenues. ARR totaled $255 million in the third quarter of 2019, an increase of 17% year over year. New order intake totaled $62 million during the third quarter of 2019. We also continued to realize strong growth in our surveillance business. See “Key Drivers,” in this Item 2 for further discussion of ARR.

•
Our index revenues and ETP assets under management tracking Nasdaq indexes each set a new quarterly record. Overall assets under management in ETPs benchmarked to Nasdaq's proprietary index families totaled $207 billion as of September 30, 2019, which included $92 billion, or 44%, tracking smart beta indexes.

•
The Nasdaq Stock Market led U.S. exchanges for IPOs during the first nine months of 2019 with a 76% win rate. In the U.S. market, The Nasdaq Stock Market welcomed 206 new listings in the first nine months of 2019, including 138 IPOs. Nasdaq's Nordic and Baltic exchanges and Nasdaq First North added 36 new listings, including 22 IPOs.

•
In October 2019, Nasdaq acquired the Center for Board Excellence, or CBE, a privately-held provider of corporate governance and compliance solutions for boards of directors, CEOs, corporate secretaries and general counsels. See “Corporate Services,” of Note 1, “Organization and Nature of Operations,” to the condensed consolidated financial statements for further discussion of this acquisition.

•
Nasdaq Private Market announced an agreement with PJT Partners LP to provide enhanced execution capabilities for general partner, or GP, sponsored secondary transactions using the Nasdaq Private Market technology platform. The market for GP-sponsored secondary transactions has seen significant transaction volume growth over the last six years, and Nasdaq believes that the combined offering can bring greater standardization and efficiency to this market while appealing to an even broader universe of general partners, limited partners and secondary investors.

Nasdaq’s Operating Results
Key Drivers
The following table includes key drivers for our Market Services, Corporate Services, Information Services and Market Technology segments. In evaluating the performance of our business, our senior management closely evaluates these key drivers.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Market Services
Equity Derivative Trading and Clearing
U.S. equity options
Total industry average daily volume (in millions)	17.8	16.5	17.5	17.7
Nasdaq PHLX matched market share	15.5%	16.4%	15.8%	16.0%
The Nasdaq Options Market matched market share	8.8%	8.5%	9.0%	9.3%
Nasdaq BX Options matched market share	0.2%	0.3%	0.3%	0.4%
Nasdaq ISE Options matched market share	9.0%	9.0%	9.0%	8.7%
Nasdaq GEMX Options matched market share	4.4%	4.8%	4.1%	4.6%
Nasdaq MRX Options matched market share	0.3%	0.1%	0.2%	0.1%
Total matched market share executed on Nasdaq’s exchanges	38.2%	39.1%	38.4%	39.1%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts(1)	329,409	279,329	355,206	332,743
Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	6.94	6.35	7.13	6.94
Matched share volume (in billions)	90.3	77.8	268.6	250.3
The Nasdaq Stock Market matched market share	18.0%	15.9%	15.4%	15.3%
Nasdaq BX matched market share	1.6%	2.9%	1.9%	3.1%
Nasdaq PSX matched market share	0.7%	0.7%	0.7%	0.8%
Total matched market share executed on Nasdaq’s exchanges	20.3%	19.5%	18.0%	19.2%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	29.1%	30.4%	29.6%	32.5%
Total market share(2)	49.4%	49.9%	47.6%	51.7%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	581,260	553,709	579,120	608,739
Total average daily value of shares traded (in billions)	$4.1	$4.8	$4.6	$5.5
Total market share executed on Nasdaq’s exchanges	72.7%	65.7%	69.9%	67.4%
FICC
Fixed Income
U.S. fixed income volume ($ billions traded)	$3,033	$3,194	$8,669	$12,484
Total average daily volume of Nasdaq Nordic and Nasdaq Baltic fixed income contracts	104,092	121,747	115,147	126,149
Commodities
Power contracts cleared (TWh)(3)	194	276	614	853
Corporate Services
Initial public offerings
The Nasdaq Stock Market	41	52	138	145
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	4	3	22	38
Total new listings
The Nasdaq Stock Market(4)	66	85	206	236
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(5)	8	6	36	50
Number of listed companies
The Nasdaq Stock Market(6)	3,091	3,049	3,091	3,049
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(7)	1,028	1,010	1,028	1,010
Information Services
Number of licensed ETPs	325	358	325	358
ETP assets under management tracking Nasdaq indexes (in billions)	$207	$206	$207	$206
Market Technology
Order intake (in millions)(8)	$62	$40	$162	$149
ARR (in millions)(9)	$255	$218	N/M	N/M

____________

(1)	Includes Finnish option contracts traded on Eurex.

(2)	Includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.

(3)	Transactions executed on Nasdaq Commodities or OTC and reported for clearing to Nasdaq Commodities measured by Terawatt hours (TWh).

(4)	New listings include IPOs, including those completed on a best efforts basis, issuers that switched from other listing venues, closed-end funds and separately listed ETPs.

(5)	New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.

(6)	Number of total listings on The Nasdaq Stock Market at period end, including 382 ETPs as of September 30, 2019 and 390 as of September 30, 2018.

(7)	Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North at period end.

(8)	Total contract value of orders signed during the period.

(9)
ARR for a given period is the annualized revenue of Market Technology support and SaaS subscription contracts. ARR is currently one of our key performance metrics to assess the health and trajectory of our business. ARR does not have any standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts during the reporting period used in calculating ARR may or may not be extended or renewed by our customers.

N/M - Not meaningful.
* * * * * *
Financial Summary
The following table summarizes our financial performance for the three and nine months ended September 30, 2019 as compared to the same periods in 2018. The comparability of our results of operations between reported periods is impacted by our acquisition of Cinnober in January 2019, the divestiture of the BWise enterprise governance, risk and compliance software platform in March 2019, the divestiture of the Public Relations Solutions and Digital Media Services businesses in April 2018, and an increase in net income from unconsolidated investees. See Note 5, “Acquisitions and Divestitures,” and “Equity Method Investments,” of Note 8, “Investments,” to the condensed consolidated financial statements for further discussion of these transactions. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018
	(in millions, except per share amounts)			(in millions, except per share amounts)
Revenues less transaction-based expenses	$632	$600	5.3%	$1,889	$1,882	0.4%
Operating expenses	406	354	14.7%	1,132	1,095	3.4%
Operating income	226	246	(8.1)%	757	787	(3.8)%
Interest expense	(29)	(38)	(23.7)%	(97)	(112)	(13.4)%
Net gain on divestiture of businesses	—	(8)	(100.0)%	27	33	(18.2)%
Net income from unconsolidated investees	15	6	150.0%	71	13	446.2%
Income before income taxes	215	209	2.9%	767	736	4.2%
Income tax provision	65	46	41.3%	196	234	(16.2)%
Net income attributable to Nasdaq	$150	$163	(8.0)%	$571	$502	13.7%
Diluted earnings per share	$0.90	$0.97	(7.2)%	$3.42	$2.99	14.4%
Cash dividends declared per common share	$0.47	$0.44	6.8%	$1.38	$1.26	9.5%
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

Segment Operating Results
The following table shows our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Market Services	$690	$586	17.7%	$1,995	$1,968	1.4%
Transaction-based expenses	(464)	(364)	27.5%	(1,308)	(1,259)	3.9%
Market Services revenues less transaction-based expenses	226	222	1.8%	687	709	(3.1)%
Corporate Services	124	121	2.5%	368	364	1.1%
Information Services	198	179	10.6%	585	528	10.8%
Market Technology	84	68	23.5%	239	194	23.2%
Other revenues(1)	—	10	(100.0)%	10	87	(88.5)%
Total revenues less transaction-based expenses	$632	$600	5.3%	$1,889	$1,882	0.4%
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

The following charts show our Market Services, Corporate Services, Information Services and Market Technology segments as a percentage of our total revenues less transaction-based expenses of $632 million for the three months ended September 30, 2019, $600 million for the three months ended September 30, 2018, $1,889 million for the nine months ended September 30, 2019, and $1,882 million for the nine months ended September 30, 2018:

MARKET SERVICES
The following table shows total revenues, transaction-based expenses, and total revenues less transaction-based expenses from our Market Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$209	$190	10.0%	$605	$621	(2.6)%
Transaction-based expenses:
Transaction rebates	(121)	(115)	5.2%	(353)	(370)	(4.6)%
Brokerage, clearance and exchange fees(1)	(13)	(7)	85.7%	(33)	(34)	(2.9)%
Equity derivative trading and clearing revenues less transaction-based expenses	75	68	10.3%	219	217	0.9%

Cash Equity Trading Revenues(2)	392	303	29.4%	1,117	1,056	5.8%
Transaction-based expenses:
Transaction rebates	(227)	(176)	29.0%	(657)	(571)	15.1%
Brokerage, clearance and exchange fees(2)	(102)	(64)	59.4%	(262)	(276)	(5.1)%
Cash equity trading revenues less transaction-based expenses	63	63	—%	198	209	(5.3)%

FICC Revenues	17	21	(19.0)%	54	71	(23.9)%
Transaction-based expenses:
Transaction rebates	(1)	(2)	(50.0)%	(2)	(6)	(66.7)%
Brokerage, clearance and exchange fees	—	—	—%	(1)	(2)	(50.0)%
FICC revenues less transaction-based expenses	16	19	(15.8)%	51	63	(19.0)%

Trade Management Services Revenues	72	72	—%	219	220	(0.5)%
Total Market Services revenues less transaction-based expenses	$226	$222	1.8%	$687	$709	(3.1)%
____________

(1)
Includes Section 31 fees of $11 million in the third quarter of 2019, $30 million in the first nine months of 2019, $7 million in the third quarter of 2018 and $30 million in the first nine months of 2018. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

(2)
Includes Section 31 fees of $98 million in the third quarter of 2019, $251 million in the first nine months of 2019, $60 million in the third quarter of 2018 and $264 million in the first nine months of 2018. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

Equity Derivative Trading and Clearing Revenues
Equity derivative trading and clearing revenues increased in the third quarter of 2019 and decreased in the first nine months of 2019 compared with the same periods in 2018 and equity derivative trading and clearing revenues less transaction-based expenses increased in both the third quarter and first nine months of 2019 compared with the same periods in 2018. The increase in equity derivative trading and clearing revenues in the third quarter was primarily due to higher U.S. industry trading volumes, a higher U.S. gross capture rate, and higher Section 31 pass-through fee revenue, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges. The decrease in equity derivative trading and clearing revenues in the first nine months of 2019 was primarily due to lower U.S. industry trading volumes and lower overall

U.S. matched market share executed on Nasdaq's exchanges, partially offset by a higher U.S. gross capture rate. The increase in equity derivative trading and clearing revenues less transaction-based expenses in the third quarter of 2019 primarily reflects higher U.S. industry trading volumes and U.S. revenue capture, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges. The increase in equity derivative trading and clearing revenues less transaction-based expenses in the first nine months of 2019 was primarily due to a higher U.S. net capture rate, partially offset by lower U.S. industry trading volumes, lower overall U.S. matched market share executed on Nasdaq's exchanges and an unfavorable impact from foreign exchange of $3 million.
Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses. In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees increased in the third quarter of 2019 compared with the same period in 2018 primarily due to higher average SEC fee rates. Section 31 fees were unchanged in the first nine months of 2019 compared with the same period in 2018.
Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the third quarter of 2019 compared with the same period in 2018 primarily due to higher U.S. industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges. Transaction rebates decreased in the first nine months of 2019 compared with the same period in 2018 primarily due to lower U.S. industry trading volumes and a decrease in our overall U.S. matched market share executed on Nasdaq's exchanges, partially offset by an increase in the U.S. rebate capture rate.
Brokerage, clearance and exchange fees increased in the third quarter and decreased in the first nine months of 2019 compared with the same periods in 2018. The increase in the third quarter was primarily due to increase in Section 31 pass-through fees, as discussed above. The decrease in the first nine months of 2019 was primarily due to a decline in routing fees.
Cash Equity Trading Revenues
Cash equity trading revenues increased in both the third quarter and first nine months of 2019 compared with the same periods in 2018 and cash equity trading revenues less transaction-based expenses were unchanged in the third quarter of 2019 and decreased in the first nine months of 2019 compared with the same periods in 2018. The increase in cash equity trading revenues in the third quarter of 2019 was primarily due to higher U.S. industry trading volumes, a higher U.S. gross capture rate, higher overall U.S. matched market share executed on Nasdaq's exchanges, and higher Section 31 pass-through fee revenue, as discussed below. The increase in cash equity trading revenues in the first nine months of 2019 was primarily due to higher overall U.S. matched market share executed on Nasdaq's exchanges, a higher U.S. gross capture rate, and higher U.S. industry trading volumes, partially offset by lower Section 31 pass-through fee revenue, as discussed below and an unfavorable impact from foreign exchange of $6 million related to Nasdaq's Nordic exchanges.
Cash equity trading revenues less transaction-based expenses were unchanged in the third quarter of 2019 as higher U.S. industry volumes were offset by a lower U.S. net capture rate due to higher overall matched market share executed on Nasdaq's exchanges, driving customers to reach higher volume tiers. The decrease in cash equity trading revenues less transaction-based expenses in the first nine months of 2019 primarily reflects a lower U.S. net capture rate due to a particularly strong 2018 period, partially offset by higher overall U.S. matched market share executed on Nasdaq's exchanges. In addition, in Europe, lower industry trading volumes and an unfavorable impact from foreign exchange of $6 million related to Nasdaq's Nordic exchanges were partially offset by a higher European net capture rate.
Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees increased in the third quarter and decreased in the first nine months of 2019 compared with the same periods in 2018. The increase in the third quarter of 2019 was primarily due to higher average SEC fee rates and a higher dollar value traded on Nasdaq’s exchanges. The decrease in the first nine months of 2019 was primarily due to lower dollar value traded on Nasdaq’s exchanges.
Transaction rebates increased in the third quarter and first nine months of 2019 compared with the same periods in 2018. For The Nasdaq Stock Market, Nasdaq PSX and Nasdaq Canada, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The increase in the third quarter was primarily due to higher U.S. industry trading volumes, a higher U.S. rebate capture rate, and an increase in our overall U.S. matched market share executed on Nasdaq's exchanges. The increase in the first nine months of 2019 was primarily due to a higher U.S. rebate capture rate, an increase in our overall U.S. matched market share executed on Nasdaq’s exchanges, and higher U.S. industry trading volumes.
Brokerage, clearance and exchange fees increased in the third quarter of 2019 and decreased in the first nine months of 2019 compared with the same periods in 2018 primarily due to Section 31 pass-through fees, as discussed above.
FICC Revenues
FICC revenues and FICC revenues less transaction-based expenses decreased in the third quarter and first nine months of 2019 compared with the same periods in 2018 primarily the result of a decline in revenues related to U.S. fixed income products primarily due to lower volumes and a decline in revenues in European commodities products due to lower volumes. The decreases in FICC revenues and FICC revenues less transaction-based expenses in the first nine months also included an unfavorable impact from foreign exchange of $3 million. The decrease in FICC revenues less transaction-based expenses in the first nine months of 2019 was partially offset by higher net revenues at NFX due to pricing changes.

Trade Management Services Revenues
Trade management services revenues were unchanged in the third quarter of 2019 and decreased slightly in the first nine months of 2019 compared with the same periods in 2018. The decrease was primarily due to an unfavorable impact from foreign exchange of $2 million.
CORPORATE SERVICES
The following table shows revenues from our Corporate Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Corporate Services:
Listing Services	$74	$72	2.8%	$219	$217	0.9%
Corporate Solutions	$50	$49	2.0%	$149	$147	1.4%
Total Corporate Services	$124	$121	2.5%	$368	$364	1.1%
Listing Services Revenues
Listing services revenues increased in both the third quarter and first nine months of 2019 compared with the same periods in 2018 primarily due to higher listings revenues due to an increase in the number of listed companies. The increase in the first nine months of 2019 was partially offset by the run-off of fees earned from U.S. listing of additional shares and an unfavorable impact from foreign exchange of $5 million.

Corporate Solutions Revenues
Corporate solutions revenues increased in both the third quarter and first nine months of 2019 compared with the same periods in 2018 due to an increase in investor relations intelligence revenues in the third quarter of 2019 and an increase in governance solutions revenues in the first nine months of 2019.
* * * * * *
INFORMATION SERVICES
The following table shows revenues from our Information Services segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Information Services:
Market Data	$102	$95	7.4%	$302	$293	3.1%
Index	56	52	7.7%	166	152	9.2%
Investment Data & Analytics	40	32	25.0%	117	83	41.0%
Total Information Services	$198	$179	10.6%	$585	$528	10.8%

Market Data Revenues
Market data revenues increased in both the third quarter and first nine months of 2019 compared with the same periods in 2018 primarily due to higher U.S. tape revenues from under-reported data usage and new proprietary data sales. The increase in the first nine months of 2019 was partially offset by an unfavorable impact from foreign exchange of $4 million.
Index Revenues
Index revenues increased in both the third quarter and first nine months of 2019 compared with the same periods in 2018 primarily due to higher licensing revenues from futures trading linked to the Nasdaq 100 Index and higher average assets under management in ETPs linked to Nasdaq indexes.
Investment Data & Analytics Revenues
Investment data & analytics revenues increased in both the third quarter and first nine months of 2019 compared with the same periods in 2018 primarily due to an increase in eVestment revenues resulting from a $4 million purchase price adjustment on deferred revenue in the third quarter of 2018 and $22 million in the first nine months of 2018 as well as organic sales growth in eVestment and the impact of our acquisition of Quandl.

MARKET TECHNOLOGY
The following table shows revenues from our Market Technology segment:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Market Technology	$84	$68	23.5%	$239	$194	23.2%

Market Technology Revenues
Market technology revenues increased in both the third quarter and first nine months of 2019 compared with the same periods in 2018 primarily due to the inclusion of revenues associated with the acquisition of Cinnober, an increase in the size and number of software delivery projects, and an increase in SaaS surveillance revenues. The increase in the first nine months was offset by an unfavorable impact from foreign exchange of $6 million and a decrease in change request revenues.
OTHER REVENUES
Other revenues for the third quarter of 2018 and first nine months of 2019 and 2018 include the revenues from the BWise enterprise governance, risk and compliance software platform, which was sold in March 2019. Other revenues for the first nine months of 2018 also include the revenues from the Public Relations Solutions and Digital Media Services businesses which were sold in April 2018. Prior to the sale dates, these revenues were included in our Corporate Solutions business. See “2019 Divestiture,” and “2018 Divestiture,” of Note 5, “Acquisitions and Divestitures,” to the condensed consolidated financial statements for further discussion of these divestitures.
Expenses
Operating Expenses
The following table shows our operating expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Compensation and benefits	$175	$164	6.7%	$518	$534	(3.0)%
Professional and contract services	31	33	(6.1)%	99	105	(5.7)%
Computer operations and data communications	33	32	3.1%	98	94	4.3%
Occupancy	24	23	4.3%	72	72	—%
General, administrative and other	40	28	42.9%	95	73	30.1%
Marketing and advertising	8	7	14.3%	29	27	7.4%
Depreciation and amortization	47	53	(11.3)%	143	159	(10.1)%
Regulatory	8	8	—%	23	24	(4.2)%
Merger and strategic initiatives	10	6	66.7%	25	7	257.1%
Restructuring charges	30	—	N/M	30	—	N/M
Total operating expenses	$406	$354	14.7%	$1,132	$1,095	3.4%
_______
N/M - Not meaningful.

Compensation and benefits expense increased in the third quarter of 2019 and decreased in the first nine months of 2019 compared with the same periods in 2018. The increase in the third quarter of 2019 was primarily due to higher salary costs and higher compensation expense from our 2019 and 2018 acquisitions, partially offset by lower compensation costs resulting from our 2019 divestiture. The decrease in the first nine months of 2019 was primarily due to lower compensation costs resulting from our 2019 and 2018 divestitures and lower performance incentives, partially offset by higher compensation costs resulting from our 2019 and 2018 acquisitions. The increase in the third quarter was partially offset by a favorable impact from foreign exchange of $4 million and the decrease in the first nine months included a favorable impact from foreign exchange of $15 million.
Headcount increased to 4,339 employees as of September 30, 2019 from 4,024 as of September 30, 2018 primarily due to our 2019 and 2018 acquisitions, partially offset by our 2019 divestiture.

Professional and contract services expense decreased in both the third quarter and first nine months of 2019 compared with the same periods in 2018. The decrease in the third quarter was primarily due to our 2019 divestiture, partially offset by certain litigation and consulting costs. The decrease in the first nine months was primarily due to our 2019 and 2018 divestitures and also included a favorable impact from foreign exchange of $3 million.
Computer operations and data communications expense increased in both the third quarter and the first nine months of 2019 compared with the same periods in 2018 primarily due to higher market data feed costs, partially offset by lower costs due to our 2018 divestiture. The increase in the first nine months was partially offset by a favorable impact from foreign exchange of $2 million.
Occupancy expense increased slightly in the third quarter and was unchanged for the first nine months of 2019 compared with the same periods in 2018. In both periods, higher costs were primarily associated with additional facility and rent costs resulting from expansion of our new world headquarters and our 2019 and 2018 acquisitions. The increase in the first nine months was partially offset by lower costs due to our 2018 divestiture and a favorable impact from foreign exchange of $2 million.
General, administrative and other expense increased in both the third quarter and the first nine months of 2019 compared with the same periods in 2018. The increase in both periods was primarily due to a provision recorded for notes receivable associated with the funding of technology development for the CAT, partially offset by the clearing default loss which occurred in the third quarter of 2018. See “Nasdaq Commodities Clearing Default,” of Note 16, “Clearing Operations,” for further discussion of the default. The increase in the first nine months of 2019 also included a pre-tax charge of $11 million for a make-whole redemption price premium paid on the early extinguishment of our 2020 Notes, partially offset by lower costs resulting from our 2019 and 2018 divestitures and a favorable impact from foreign exchange of $2 million.
Marketing and advertising expense increased in both the third quarter and first nine months of 2019 primarily due to an increase in advertising spend.
Depreciation and amortization expense decreased in both the third quarter and first nine months of 2019 compared with the same periods in 2018 primarily due to a decrease in amortization expense recorded on capitalized software as a result of our 2019 restructuring plan, a decrease in amortization expense recorded on intangible assets which became fully amortized and the cessation of depreciation expense on the BWise assets that were reclassified to assets held for sale as of December 31, 2018. Partially offsetting these decreases was additional amortization expense associated with acquired intangible assets. The decrease in the first nine months also included a favorable impact from foreign exchange of $2 million. See Note 20, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of our 2019 restructuring plan and charges associated with this plan.
Merger and strategic initiatives expense increased in both the third quarter and first nine months of 2019 compared with the same periods in 2018. We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third party transaction costs and will vary based on the size and frequency of the activities described above.
Restructuring charges were $30 million in the third quarter and first nine months of 2019. See Note 20, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of our 2019 restructuring plan and charges associated with this plan.
* * * * * *
Non-operating Income and Expenses
The following table shows our non-operating income and expenses:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Interest income	$3	$3	—%	$8	$8	—%
Interest expense	(29)	(38)	(23.7)%	(97)	(112)	(13.4)%
Net interest expense	(26)	(35)	(25.7)%	(89)	(104)	(14.4)%
Net gain (loss) on divestiture of businesses	—	(8)	(100.0)%	27	33	(18.2)%
Other investment income	—	—	—%	1	7	(85.7)%
Net income from unconsolidated investees	15	6	150.0%	71	13	446.2%
Total non-operating income (expenses)	$(11)	$(37)	(70.3)%	$10	$(51)	(119.6)%

Interest Expense
Interest expense decreased in both the third quarter and first nine months of 2019 compared with the same periods in 2018 primarily due to lower outstanding debt obligations and the refinancing of the 2020 Notes with the 2029 Notes at a lower interest rate. See Note 10, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
The following table shows our interest expense:

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2019	2018		2019	2018
	(in millions)			(in millions)
Interest expense on debt	$27	$35	(22.9)%	$91	$105	(13.3)%
Accretion of debt issuance costs and debt discount	1	2	(50.0)%	4	5	(20.0)%
Other bank and investment-related fees	1	1	—%	2	2	—%
Interest expense	$29	$38	(23.7)%	$97	$112	(13.4)%

Net Gain (Loss) on Divestiture of Businesses
The net gain on divestiture of businesses for the first nine months of 2019 relates to our 2019 divestiture. See “2019 Divestiture,” of Note 5, “Acquisitions and Divestitures,” to the condensed consolidated financial statements for further discussion.
The net gain (loss) on divestiture of businesses for the third quarter and first nine months of 2018 relates to our 2018 divestiture. See “2018 Divestiture,” of Note 5, “Acquisitions and Divestitures,” to the condensed consolidated financial statements for further discussion.
* * * * * *
Other Investment Income
Other investment income in the first nine months of 2018 primarily related to dividend income received on an equity security.
Net Income from Unconsolidated Investees
Net income from unconsolidated investees increased in both the third quarter and first nine months of 2019 compared with the same periods in 2018 primarily due to income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 8, “Investments,” to the condensed consolidated financial statements for further discussion.
Tax Matters
The following table shows our income tax provision and effective tax rate:

	Three Months Ended September 30,		Percentage Change
	2019	2018
	($ in millions)
Income tax provision	$65	$46	41.3%
Effective tax rate	30.2%	22.0%
	Nine Months Ended September 30,		Percentage Change
	2019	2018
	(in millions)
Income tax provision	$196	$234	(16.2)%
Effective tax rate	25.6%	31.8%
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
Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. Accordingly, we exclude these costs for purposes of calculating non-GAAP measures which provide a more meaningful analysis of Nasdaq’s ongoing operating performance or comparisons in Nasdaq’s performance between periods.
Restructuring charges: We initiated the transition of certain technology platforms to advance our strategic opportunities as a technology and analytics provider and continue the re-alignment of certain business areas. See Note 20, “Restructuring Charges,” for further discussion of the restructuring plan. Charges associated with this plan represent a fundamental shift in our strategy and technology as well as executive re-alignment and will be excluded for purposes of calculating non-GAAP measures as they are not reflective of ongoing operating performance or comparisons in Nasdaq's performance between periods.
Clearing default loss: In September 2018, we recorded an $8 million loss related to a default of a Nasdaq Clearing commodities member. See “Nasdaq Commodities Clearing Default,” of Note 16, “Clearing Operations,” for further discussion of the default. We have excluded the loss related to the default as we believe it is non-recurring, as there has never been a loss due to member default in our clearinghouse, and should be excluded when evaluating the ongoing operating performance of Nasdaq. Any expenses associated with the evaluation and enhancement of processes and procedures will not be excluded from our GAAP results.
Net income from unconsolidated investee: See “OCC Capital Plan,” of Note 8, “Investments,” for further discussion. Our income on our investment in OCC will vary significantly compared to prior years due to the disapproval of the OCC's capital plan. Accordingly, we will exclude this income from current and prior periods for purposes of calculating non-GAAP measures which provide a more meaningful analysis of Nasdaq’s ongoing operating performance or comparisons in Nasdaq’s performance between periods.
Other significant items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq.
For the third quarter and first nine months of 2019, other significant items included a provision for notes receivable associated with the funding of technology development for the CAT, litigation costs, and out of period tax charges. For the first nine months 2019, other significant items also included loss on extinguishment of debt which is recorded in general, administrative and other expense in our Condensed Consolidated Statements of Income.
The first nine months of 2019 also included a net gain on a divestiture of a business which represents our pre-tax net gain of $27 million on the sale of BWise. For the third quarter and first nine months of 2018, other significant items includes a net gain on divestiture of businesses associated with the sale of our Public Relations Solutions and Digital Media Services businesses. We recognized a pre-tax net gain on the sale of $33 million for the nine months ended September 30, 2018 which includes a post closing working capital adjustment of $8 million recorded during the three months ended September 30, 2018. For the third quarter and first nine months of 2018, other significant items included litigation costs and for the nine months ended September 30, 2018, out of period tax charges.
Significant tax items: For the third quarter and first nine months of 2019 and 2018, the non-GAAP adjustment to the income tax provision included the tax impact of each non-GAAP adjustment and for the first nine months of 2019, a tax benefit of $10 million related to capital distributions from the OCC and a reversal of a previously accrued tax penalty in Finland. See “OCC Capital Plan,” of Note 8, “Investments,” for further discussion of our OCC investment. Additional adjustments included the following items:

•
For the first nine months of 2019 and 2018, excess tax benefits related to employee share-based compensation reflect the recognition of the income tax effects of share-based awards when awards vest or are settled. This item is subject to volatility and will vary based on the timing of the vesting of employee share-based compensation arrangements and fluctuation in our stock price.

•	For the first nine months of 2018, we recorded a reversal of certain Swedish tax benefits. See Note 17, “Income Taxes,” to the condensed consolidated financial statements for further discussion.

•
The impact of enacted U.S. tax legislation is related to the Tax Cuts and Jobs Act which was enacted on December 22, 2017. For the three months ended September 30, 2018, we recorded a decrease to tax expense of $4 million related to the remeasurement of our deferred tax assets and liabilities as of the enactment date. For the first nine months of 2018, we recorded an increase to tax expense of $1 million, consisting of a $5 million increase to tax expense which reflects the reduced federal tax benefit associated with state unrecognized tax benefits, partially offset by the $4 million decrease described above.

* * * * * *
The following tables represent reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	(in millions, except share and per share amounts)
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$150	$0.90	$163	$0.97
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	25	0.15	27	0.16
Merger and strategic initiatives expense	10	0.06	6	0.05
Restructuring charges	30	0.18	—	—
Provision for notes receivable	20	0.12	—	—
Clearing default loss	—	—	8	0.05
Net income from unconsolidated investee	(15)	(0.09)	(5)	(0.03)
Net loss on divestiture of business	—	—	8	0.05
Other	4	0.02	2	0.01
Total non-GAAP adjustments	74	0.44	46	0.29
Adjustment to the income tax provision to reflect non-GAAP adjustments and other tax items	(12)	(0.07)	(16)	(0.11)
Impact of enacted U.S. tax legislation	—	—	(4)	(0.02)
Total non-GAAP tax adjustments	(12)	(0.07)	(20)	(0.13)
Total non-GAAP adjustments, net of tax	62	0.37	26	0.16
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$212	$1.27	$189	$1.13
Weighted-average common shares outstanding for diluted earnings per share		167,029,744		167,290,916

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
	(in millions, except share and per share amounts)
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$571	$3.42	$502	$2.99
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	76	0.46	83	0.49
Merger and strategic initiatives expense	25	0.15	7	0.04
Restructuring charges	30	0.18	—	—
Provision for notes receivable	20	0.12	—	—
Clearing default loss	—	—	8	0.05
Net income from unconsolidated investee	(69)	(0.41)	(12)	(0.07)
Extinguishment of debt	11	0.07	—	—
Net gain on divestiture of businesses	(27)	(0.16)	(33)	(0.19)
Other	10	0.05	6	0.04
Total non-GAAP adjustments	76	0.46	59	0.36
Adjustment to the income tax provision to reflect non-GAAP adjustments and other tax items	(23)	(0.14)	(10)	(0.06)
Excess tax benefits related to employee share-based compensation	(4)	(0.03)	(5)	(0.03)
Reversal of certain Swedish tax benefits	—	—	41	0.24
Impact of enacted U.S. tax legislation	—	—	1	0.01
Total non-GAAP tax adjustments	(27)	(0.17)	27	0.16
Total non-GAAP adjustments, net of tax	49	0.29	86	0.52
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$620	$3.71	$588	$3.51
Weighted-average common shares outstanding for diluted earnings per share		167,028,932		167,884,484
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

We have the 2017 Credit Facility and a commercial paper program, which enable us to borrow efficiently at reasonable short-term interest rates. The commercial paper program is supported by our 2017 Credit Facility. See “Commercial Paper Program,” and “2017 Credit Facility,” of Note 10, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
As of September 30, 2019, no amounts were outstanding on the 2017 Credit Facility. The $3 million balance represents unamortized debt issuance costs. Of the $1 billion that is available for borrowing, $541 million provides liquidity support for the commercial paper program and for a letter of credit. As such, as of September 30, 2019, the total remaining amount available under the 2017 Credit Facility was $459 million, excluding the amounts that support the commercial paper program and letter of credit.
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
The value of various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, the current portion of long-term debt and commercial paper can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $(193) million as of September 30, 2019, compared with $(200) million as of December 31, 2018, an increase of $7 million. Current asset balance changes decreased working capital by $2,871 million, with decreases in default funds and margin deposits, other current assets, cash and cash equivalents, financial investments, at fair value and restricted cash, partially offset by an increase in receivables, net. Current liability balance changes increased working capital by $2,878 million, due to decreases in default funds and margin deposits, short-term debt, other current liabilities, Section 31 fees payable to the SEC, accrued personnel costs, and accounts payable and accrued expenses, partially offset by increases in deferred revenue.
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

Financial Assets
The following table summarizes our financial assets:

	September 30, 2019	December 31, 2018
	(in millions)
Cash and cash equivalents	$304	$545
Restricted cash	29	41
Financial investments, at fair value	201	268
Total financial assets	$534	$854
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of September 30, 2019, our cash and cash equivalents of $304 million were primarily invested in bank deposits, money market funds and commercial paper. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of September 30, 2019 decreased $241 million from December 31, 2018, primarily due to:

•	repayments of debt obligations;

•	cash dividends paid on our common stock;

•	repurchases of our commons stock;

•	cash paid for an acquisition, net of cash and cash equivalents acquired; and

•	purchases of property and equipment, partially offset by;

•	proceeds from issuances of long-term debt, net of issuance costs;

•	net cash provided by operating activities;

•	proceeds from commercial paper, net; and

•	proceeds from the divestiture of a business.
See “Cash Flow Analysis” below for further discussion.
Restricted cash is restricted from withdrawal due to contractual or regulatory requirements or is not available for general use. Restricted cash was $29 million as of September 30, 2019 and $41 million as of December 31, 2018, a decrease of $12 million. The decrease primarily relates to a decrease in customer funds held in connection with privately negotiated securities transactions. Restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $192 million as of September 30, 2019 and $367 million as of December 31, 2018. The remaining balance held in the U.S. totaled $112 million as of September 30, 2019 and $178 million as of December 31, 2018.

Unremitted earnings of subsidiaries outside of the U.S. are used to finance our international operations and are considered to be indefinitely reinvested.
Share Repurchase Program
See “Share Repurchase Program,” of Note 13, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Cash Dividends on Common Stock
The following table shows quarterly cash dividends paid per common share on our outstanding common stock:

	2019	2018
First quarter	$0.44	$0.82
Second quarter	0.47	—
Third quarter	0.47	0.44
Total	$1.38	$1.26
See “Cash Dividends on Common Stock,” of Note 13, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.

Financial Investments, at Fair Value
Our financial investments, at fair value totaled $201 million as of September 30, 2019 and $268 million as of December 31, 2018 and are primarily comprised of trading securities and principally are highly rated European government debt securities. Of these securities, $166 million as of September 30, 2019 and December 31, 2018 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 8, “Investments,” to the condensed consolidated financial statements for further discussion of our trading securities.
* * * * * *
Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	September 30, 2019	December 31, 2018
		(in millions)
Short-term debt:
Commercial paper	Weighted-average maturity of 18 days	$539	$275
Senior unsecured floating rate notes	Repaid March 2019	—	500
5.55% senior unsecured notes(1)	Repaid May 2019	—	599
$400 million senior unsecured term loan facility	Repaid June 2019	—	100
Total short-term debt		539	1,474
Long-term debt:
3.875% senior unsecured notes	June 2021	652	686
$1 billion senior unsecured revolving credit facility	April 2022	(3)	(4)
1.75% senior unsecured notes	May 2023	649	682
4.25% senior unsecured notes	June 2024	497	497
3.85% senior unsecured notes	June 2026	497	496
1.75% senior unsecured notes	March 2029	647	—
Total long-term debt		2,939	2,357
Total debt obligations		$3,478	$3,831
____________

(1)	Balance was reclassified to short-term debt as of March 31, 2019.
In addition to the $1 billion senior unsecured revolving credit facility, we also have other credit facilities primarily related to our Nasdaq Clearing operations in order to provide further liquidity. Other credit facilities, which are available in multiple currencies, totaled $198 million as of September 30, 2019 and $234 million as of December 31, 2018, in available liquidity, none of which was utilized.
As of September 30, 2019, we were in compliance with the covenants of all of our debt obligations.

See Note 10, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
* * * * * *
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of September 30, 2019, our required regulatory capital of $140 million is comprised of highly rated European government debt securities that are included in financial investments, at fair value in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access, NPM Securities, SMTX, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of September 30, 2019, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $45 million. The required minimum net capital is included in restricted cash in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of September 30, 2019, our required regulatory capital of $31 million is invested in European government debt securities that are included in financial investments, at fair value and restricted cash in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of September 30, 2019, other required regulatory capital was $16 million and was primarily included in restricted cash and financial investments, at fair value in the Condensed Consolidated Balance Sheets.

* * * * * *
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Nine Months Ended September 30,		Percentage Change
	2019	2018
Net cash provided by (used in):	(in millions)
Operating activities	$624	$668	(6.6)%
Investing activities	(131)	227	(157.7)%
Financing activities	(729)	(906)	(19.5)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(17)	(12)	41.7%
Net decrease in cash and cash equivalents and restricted cash	(253)	(23)	1,000.0%
Cash and cash equivalents and restricted cash at beginning of period	586	399	46.9%
Cash and cash equivalents and restricted cash at end of period	$333	$376	(11.4)%

Net Cash Provided by Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as: depreciation and amortization expense of property and equipment; amortization expense of acquired finite-lived intangible assets which can be episodic, depending on the timing and size of a related business combination; expense associated with share-based compensation; and net income from unconsolidated investees.
Net cash provided by operating activities is also impacted by the effects of changes in operating assets and liabilities such as: accounts receivable which is impacted by the timing of customer billings and related collections from our customers;

accounts payable and accrued expenses due to timing of payments; accrued personnel costs which are impacted by employee performance targets and the timing of payments related to employee bonus incentives; and Section 31 fees payable to the SEC, which is impacted by the timing of collections from customers and payments to the SEC.
Net cash provided by operating activities decreased $44 million for the nine months ended September 30, 2019 compared with the same period in 2018. The decrease was primarily driven by higher performance incentive payments made in the first nine months of 2019 compared to the same period in 2018 primarily due to prior year performance, partially offset by growth in net income.

Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2019 primarily relates to $193 million of cash used for the acquisition of Cinnober, $88 million of purchases of property and equipment, partially offset by receipt of cash of $108 million related to our 2019 divestiture and $45 million of net proceeds from sales and redemptions of securities.
Net cash provided by investing activities for the nine months ended September 30, 2018 primarily relates to $286 million of cash received from our 2018 divestiture and $19 million of net proceeds from sales and redemptions of securities, partially offset by $72 million of purchases of property and equipment.
Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2019 primarily relates to $1,215 million in repayments of debt obligations, $228 million of dividend payments to our shareholders, and $200 million in repurchases of common stock, partially offset by $680 million from proceeds related to long-term debt issuances and $264 million in net borrowings of commercial paper.
Net cash used in financing activities for the nine months ended September 30, 2018 primarily relates to $394 million in repurchases of common stock, $208 million of dividend payments to our shareholders, $170 million of net repayments of commercial paper, and $115 million of repayments of debt obligations.
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
Contractual Obligations and Contingent Commitments
In the first nine months of 2019, there were no significant changes to our contractual obligations and commercial commitments from those disclosed in “Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K, other than the changes related to our adoption of the new lease accounting standard, ASU 2016-02. See Note 3, “Significant Accounting Policies Update,” for further discussion.
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
Financial Investments
As of September 30, 2019, our investment portfolio was primarily comprised of trading securities, mainly highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of September 30, 2019, the fair value of this portfolio would have declined by $3 million.
Debt Obligations
As of September 30, 2019, substantially all of our debt obligations are fixed-rate obligations. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program, which have variable interest rates. As of September 30, 2019, we had principal amounts outstanding of $540 million of commercial paper. A hypothetical 100 basis points increase in interest rates on our outstanding commercial paper would increase annual interest expense by approximately $5 million based on borrowings as of September 30, 2019.
* * * * * *
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and nine months ended September 30, 2019 is presented in the following tables:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended September 30, 2019
Average foreign currency rate to the U.S. dollar	1.1112	0.1042	#	N/A	N/A
Percentage of revenues less transaction-based expenses	7.0%	7.9%	4.8%	80.3%	100.0%
Percentage of operating income	13.1%	(10.4)%	(6.3)%	103.6%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(4)	$(5)	$(3)	$—	$(12)
Impact of a 10% adverse currency fluctuation on operating income	$(3)	$(2)	$(2)	$—	$(7)
	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Nine Months Ended September 30, 2019
Average foreign currency rate to the U.S. dollar	1.1234	0.1063	#	N/A	N/A
Percentage of revenues less transaction-based expenses	7.5%	8.0%	4.9%	79.6%	100.0%
Percentage of operating income	12.9%	(4.2)%	(5.9)%	97.2%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(14)	$(15)	$(9)	$—	$(38)
Impact of a 10% adverse currency fluctuation on operating income	$(10)	$(3)	$(4)	$—	$(17)
____________

#	Represents multiple foreign currency rates.

N/A	Not applicable.
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
Our primary exposure to net assets in foreign currencies as of September 30, 2019 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona(1)	$3,112	$(311)
Norwegian Krone	166	(17)
Canadian Dollar	126	(13)
British Pound	207	(21)
Euro	33	(3)
Australian Dollar	100	(10)
____________

(1)	Includes goodwill of $2,296 million and intangible assets, net of $575 million.

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
Our subsidiary, Nasdaq Execution Services, may be exposed to credit risk due to the default of trading counterparties in connection with the routing services it provides for our trading customers. System trades in cash equities routed to other market centers for members of our cash equity exchanges are routed by Nasdaq Execution Services for clearing to the NSCC. In this function, Nasdaq Execution Services is to be neutral by the end of the trading day, but may be exposed to intraday risk if a trade extends beyond the trading day and into the next day, thereby leaving Nasdaq Execution Services susceptible to counterparty risk in the period between accepting the trade and routing it to the clearinghouse. In this interim period, Nasdaq Execution Services is not novating like a clearing broker but instead is subject to the short-term risk of counterparty failure before the clearinghouse enters the transaction. Once the clearinghouse officially accepts the trade for novation, Nasdaq Execution Services is legally removed from trade execution risk. However, Nasdaq has membership obligations to NSCC independent of Nasdaq Execution Services’ arrangements.
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
Execution Access is an introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Industrial and Commercial Bank of China Financial Services LLC, or ICBC. As of September 30, 2019, we have contributed $15 million of clearing deposits to ICBC in connection with this clearing arrangement. These deposits are recorded in other current assets in our Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by ICBC through the Fixed Income Clearing Corporation, with ICBC acting as agent. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is at least one business day (or more, if specified by the U.S. Treasury issuance calendar). Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk. Daily position trading limits are also enforced for such counterparties.
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
(b) Internal control over financial reporting. During the quarter ended June 30, 2019, we implemented a new enterprise resource planning, or ERP, system, by transitioning certain of our operations, including the general ledger, to the new ERP system. We have modified our existing controls infrastructure, as well as added other processes and internal controls, to adapt to our new ERP system and to take advantage of the increased functionality of the new system.
There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.
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
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended September 30, 2019:

Period(1)(2)	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

July 2019
Share repurchase program	835,962	$100.71	835,962	$197
Employee transactions	4,818	$103.46	N/A	N/A

August 2019
Share repurchase program	679,444	$96.86	679,444	$132
Employee transactions	4,298	$97.93	N/A	N/A

September 2019
Share repurchase program	—	$—	—	$132
Employee transactions	131	$103.79	N/A	N/A

Total Quarter Ended September 30, 2019
Share repurchase program	1,515,406	$98.98	1,515,406	$132
Employee transactions	9,247	$100.89	N/A	N/A
____________

(1)	See “Share Repurchase Program,” of Note 13, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.

(2)
During the fiscal quarter ended September 30, 2019, we purchased shares from employees in connection with the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number

10.1	Retirement Agreement and General Release of Claims, between Nasdaq and Thomas A. Wittman, effective July 10, 2019.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President, Accounting and Corporate Strategy and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101
The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

Date:	November 6, 2019	By:	/s/ Adena T. Friedman
		Name:	Adena T. Friedman
		Title:	President and Chief Executive Officer

Date:	November 6, 2019	By:	/s/ Michael Ptasznik
		Name:	Michael Ptasznik
		Title:	Executive Vice President, Accounting and Corporate Strategy and Chief Financial Officer