Form 10-Q
period 2020-06-30
NASDAQ, INC.
filed 2020-08-05
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
        Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2020
Common Stock, $0.01 par value per share	164,258,414	shares

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
* * * * * *
This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs is based on data generated internally by us; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes issuers that switched from other listing venues, closed-end funds and ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges and Nasdaq First North also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and the “Risk Factors” section in our most recent Form 10-K.
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
Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part II. Item 1A. Risk Factors,” in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and more fully described in the “Risk Factors” section in our most recent Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$711	$332
Restricted cash	30	30
Financial investments	206	291
Receivables, net	523	422
Default funds and margin deposits	3,098	2,996
Other current assets	148	219
Total current assets	4,716	4,290
Property and equipment, net	396	384
Goodwill	6,488	6,366
Intangible assets, net	2,215	2,249
Operating lease assets	405	346
Other non-current assets	339	289
Total assets	$14,559	$13,924
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$129	$148
Section 31 fees payable to SEC	318	132
Accrued personnel costs	149	188
Deferred revenue	351	211
Other current liabilities	204	161
Default funds and margin deposits	3,098	2,996
Short-term debt	—	391
Total current liabilities	4,249	4,227
Long-term debt	3,482	2,996
Deferred tax liabilities, net	506	552
Operating lease liabilities	403	331
Other non-current liabilities	162	179
Total liabilities	8,802	8,285
Commitments and contingencies
Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 170,521,938 at June 30, 2020 and 171,075,011 at December 31, 2019; shares outstanding: 164,248,600 at June 30, 2020 and 165,094,440 at December 31, 2019	2	2
Additional paid-in capital	2,533	2,632
Common stock in treasury, at cost: 6,273,338 shares at June 30, 2020 and 5,980,571 shares at December 31, 2019	(367)	(336)
Accumulated other comprehensive loss	(1,715)	(1,686)
Retained earnings	5,301	5,027
Total Nasdaq stockholders’ equity	5,754	5,639
Noncontrolling interests	3	—
Total equity	5,757	5,639
Total liabilities and equity	$14,559	$13,924

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Market Services	$975	$665	$1,908	$1,304
Corporate Services	126	123	254	243
Information Services	213	194	424	387
Market Technology	84	79	165	156
Other revenues	—	—	—	10
Total revenues	1,398	1,061	2,751	2,100
Transaction-based expenses:
Transaction rebates	(530)	(331)	(1,009)	(661)
Brokerage, clearance and exchange fees	(169)	(107)	(342)	(182)
Revenues less transaction-based expenses	699	623	1,400	1,257
Operating expenses:
Compensation and benefits	189	169	384	344
Professional and contract services	31	30	58	68
Computer operations and data communications	35	33	70	65
Occupancy	26	24	51	48
General, administrative and other	25	40	86	56
Marketing and advertising	4	10	14	20
Depreciation and amortization	50	48	98	96
Regulatory	7	8	14	15
Merger and strategic initiatives	4	5	10	14
Restructuring charges	13	—	25	—
Total operating expenses	384	367	810	726
Operating income	315	256	590	531
Interest income	1	3	3	6
Interest expense	(26)	(31)	(52)	(68)
Net gain on divestiture of business	—	—	—	27
Other income	—	1	5	1
Net income from unconsolidated investees	26	10	43	55
Income before income taxes	316	239	589	552
Income tax provision	75	65	145	131
Net income attributable to Nasdaq	$241	$174	$444	$421
Per share information:
Basic earnings per share	$1.47	$1.05	$2.70	$2.54
Diluted earnings per share	$1.45	$1.04	$2.67	$2.52
Cash dividends declared per common share	$0.49	$0.47	$0.96	$0.91
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$241	$174	$444	$421
Other comprehensive income (loss):
Foreign currency translation gains (losses)	184	(29)	(31)	(135)
Income tax benefit (expense)(1)	10	8	2	(1)
Foreign currency translation, net	194	(21)	(29)	(136)

Comprehensive income attributable to Nasdaq	$435	$153	$415	$285
____________
(1) Primarily relates to the tax effect of unrealized gains and losses on Euro denominated notes.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Shares	$	Shares	$	Shares	$	Shares	$
Common stock	164	2	166	2	165	2	165	2

Additional paid-in capital
Beginning balance		2,527		2,732		2,632		2,716
Share repurchase program	—	(30)	(1)	(50)	(2)	(152)	(1)	(50)
Share-based compensation	—	23	—	20	1	40	1	36
Stock option exercises, net	—	1	—	1	—	1	—	1
Other issuances of common stock, net	—	12	—	10	—	12	—	10
Ending balance		2,533		2,713		2,533		2,713

Common stock in treasury, at cost
Beginning balance		(364)		(327)		(336)		(297)
Other employee stock activity	—	(3)	—	—	—	(31)	—	(30)
Ending balance		(367)		(327)		(367)		(327)

Accumulated other comprehensive loss
Beginning balance		(1,909)		(1,645)		(1,686)		(1,530)
Other comprehensive loss		194		(21)		(29)		(136)
Ending balance		(1,715)		(1,666)		(1,715)		(1,666)

Retained earnings
Beginning balance		5,140		4,732		5,027		4,558
Impact of adoption of ASU 2016-13		—		—		(12)		—
Net income		241		174		444		421
Cash dividends declared per common share		(80)		(77)		(158)		(150)
Ending balance		5,301		4,829		5,301		4,829

Total Nasdaq stockholders’ equity		5,754		5,551		5,754		5,551

Noncontrolling interests
Beginning balance		2		—		—		—
Net activity related to noncontrolling interests		1		—		3		—
Ending balance		3		—		3		—

Total Equity	164	$5,757	165	$5,551	164	$5,757	165	$5,551

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2020	2019

Cash flows from operating activities:
Net income	$444	$421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98	96
Share-based compensation	40	36
Deferred income taxes	(3)	(1)
Extinguishment of debt	36	11
Net gain on divestiture of business	—	(27)
Net income from unconsolidated investees	(43)	(55)
Other reconciling items included in net income	13	4
Net change in operating assets and liabilities, net of effects of divestiture and acquisitions:
Receivables, net	(127)	(20)
Other assets	10	(186)
Accounts payable and accrued expenses	(30)	(37)
Section 31 fees payable to SEC	186	61
Accrued personnel costs	(39)	(78)
Deferred revenue	130	112
Other liabilities	106	186
Net cash provided by operating activities	821	523
Cash flows from investing activities:
Purchases of securities	(149)	(311)
Proceeds from sales and redemptions of securities	234	309
Proceeds from divestiture of business	—	108
Acquisition of businesses, net of cash and cash equivalents acquired	(157)	(193)
Purchases of property and equipment	(68)	(63)
Other investing activities	(5)	(13)
Net cash used in investing activities	(145)	(163)
Cash flows from financing activities:
Proceeds from (repayments of) commercial paper, net	(391)	192
Repayments of borrowings under our credit commitment and debt obligations	(1,470)	(1,215)
Payment of debt extinguishment cost	(36)	(11)
Proceeds from issuances of long-term debt, net of issuance costs and utilization of credit commitment	1,928	680
Repurchases of common stock	(152)	(50)
Dividends paid	(158)	(150)
Proceeds received from employee stock activity and other issuances	13	11
Payments related to employee shares withheld for taxes	(31)	(30)
Other financing activities	3	—
Net cash used in financing activities	(294)	(573)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3)	(10)
Net increase (decrease) in cash and cash equivalents and restricted cash	379	(223)
Cash and cash equivalents and restricted cash at beginning of period	362	586
Cash and cash equivalents and restricted cash at end of period	$741	$363
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$69	$85
Income taxes, net of refund	$80	$129

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
Market Services
Our Market Services segment includes our Equity Derivative Trading and Clearing, Cash Equity Trading, FICC and Trade Management Services businesses. We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in some countries where we operate exchanges, we also provide broker services, clearing, settlement and central depository services. In November 2019, we sold NFX’s futures exchange business to a third party which acquired the core assets of NFX, including the portfolio of open interest in NFX contracts. As of June 30, 2020, all open interest has been migrated to other exchanges. Also, in January 2020, management commenced an orderly wind-down of our Nordic broker services operations business. We expect this wind-down to continue through the second quarter of 2021.
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
As of June 30, 2020, there were 3,156 total listings on The Nasdaq Stock Market, including 410 ETPs. The combined market capitalization was approximately $16.8 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,042 listed companies with a combined market capitalization of approximately $1.6 trillion.
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
Our Index business develops and licenses Nasdaq-branded indexes, associated derivatives, and financial products and sells and distributes historical and real-time index data. As of June 30, 2020, we had 323 ETPs licensed to Nasdaq’s indexes which had $272 billion in AUM.
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
Nasdaq considered the impact of COVID-19 on the assumptions and estimates used in evaluating our assets and liabilities, including but not limited to our goodwill, intangible assets, equity method investments, equity securities and allowance for losses on accounts receivable. We determined that there were no material adverse impacts on our results of operations and financial position for the three and six months ended June 30, 2020. In addition, there were no material impairment charges recorded for the three and six months ended June 30, 2020. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

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
Receivables are shown net of the allowance for losses. The total allowance netted against receivables in the Condensed Consolidated Balance Sheets was $20 million as of June 30, 2020 and $9 million as of December 31, 2019.
Subsequent Events
There have been no subsequent events through the issuance date of this Quarterly Report on Form 10-Q that would require disclosure in, or adjustment to, the condensed consolidated financial statements.

3. Revenue From Contracts With Customers
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020
	Market Services	Corporate Services	Information Services	Market Technology	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$203	$—	$—	$—	$203
Trade management services	73	—	—	—	73
Listing services	—	74	—	—	74
Corporate solutions	—	52	—	—	52
Market data	—	—	101	—	101
Index	—	—	68	—	68
Investment data & analytics	—	—	44	—	44
Market technology	—	—	—	84	84
Revenues less transaction-based expenses	$276	$126	$213	$84	$699

	Three Months Ended June 30, 2019
	Market Services	Corporate Services	Information Services	Market Technology	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$154	$—	$—	$—	$154
Trade management services	73	—	—	—	73
Listing services	—	74	—	—	74
Corporate solutions	—	49	—	—	49
Market data	—	—	100	—	100
Index	—	—	55	—	55
Investment data & analytics	—	—	39	—	39
Market technology	—	—	—	79	79
Revenues less transaction-based expenses	$227	$123	$194	$79	$623
For the three months ended June 30, 2020, approximately 71.0% of Market Services revenues were recognized at a point in time and 29.0% were recognized over time. For the three months ended June 30, 2019, approximately 64.0% of Market Services revenues were recognized at a point in time and 36.0% were recognized over time. The increase in Market Services revenues recognized at a point in time for the three months ended June 30, 2020 compared with the same period in 2019 was primarily due to higher U.S. industry trading volumes in our equity derivative trading and clearing business and higher U.S. and European industry trading volumes in our cash equity trading business. Substantially all revenues from the Corporate Services, Information Services and Market Technology segments were recognized over time for the three months ended June 30, 2020 and 2019.

	Six Months Ended June 30, 2020
	Market Services	Corporate Services	Information Services	Market Technology	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$412	$—	$—	$—	$412
Trade management services	145	—	—	—	145
Listing services	—	149	—	—	149
Corporate solutions	—	105	—	—	105
Market data	—	—	198	—	198
Index	—	—	141	—	141
Investment data & analytics	—	—	85	—	85
Market technology	—	—	—	165	165
Revenues less transaction-based expenses	$557	$254	$424	$165	$1,400

	Six Months Ended June 30, 2019
	Market Services	Corporate Services	Information Services	Market Technology	Other Revenues	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$315	$—	$—	$—	$—	$315
Trade management services	146	—	—	—	—	146
Listing services	—	145	—	—	—	145
Corporate solutions	—	98	—	—	—	98
Market data	—	—	200	—	—	200
Index	—	—	109	—	—	109
Investment data & analytics	—	—	78	—	—	78
Market technology	—	—	—	156	—	156
Other revenues	—	—	—	—	10	10
Revenues less transaction-based expenses	$461	$243	$387	$156	$10	$1,257
For the six months ended June 30, 2020, approximately 71.0% of Market Services revenues were recognized at a point in time and 29.0% were recognized over time. For the six months ended June 30, 2019, approximately 65.0% of Market Services revenues were recognized at a point in time and 35.0% were recognized over time. The increase in Market Services revenues recognized at a point in time for the six months ended 2020 compared with the same period in 2019 was primarily due to higher U.S. industry trading volumes in our equity derivative trading and clearing business and higher U.S. and European industry trading volumes in our cash equity trading business. Substantially all revenues from the Corporate Services, Information Services and Market Technology segments were recognized over time for the six months ended June 30, 2020 and 2019.
* * * * * *
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables which are net of allowance for losses of $20 million as of June 30, 2020 and $9 million as of December 31, 2019. The changes in the balance between periods were immaterial. We do not have obligations for warranties, returns or refunds to customers.
For the majority of our contracts with customers, except for our market technology and listings services contracts, our performance obligations are short-term in nature and there is no significant variable consideration.
We do not have a material amount of revenue recognized from performance obligations that were satisfied in prior periods. We do not provide disclosures about transaction price allocated to unsatisfied performance obligations if contract durations are less than one year. Excluding our market technology contracts, for contract durations that are one-year or greater, materially all of the transaction price allocated to unsatisfied performance obligations is included in deferred revenue. For our market technology contracts, the portion of transaction price allocated to unsatisfied performance obligations is shown in the table below. Deferred revenue primarily represents our contract liabilities related to our fees for annual and initial listings, market technology, corporate solutions and information services contracts. Deferred revenue is the only significant contract asset or liability as of June 30, 2020. See Note 7, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.
Transaction Price Allocated to Remaining Performance Obligations
As stated above, for contract durations that are one-year or greater, we do not have a material portion of transaction price allocated to unsatisfied performance obligations that are not included in deferred revenue other than for our market technology contracts.
* * * * * *
For our market technology contracts, the following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied as of June 30, 2020:

(in millions)
2020(1)	$160
2021	269
2022	138
2023	75
2024	55
2025 and thereafter	107
Total	$804
____________
(1) Represents performance obligations to be recognized over the remaining six months of 2020.
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
2019 Acquisition and Divestiture
2019 Divestiture
Divestiture of BWise
In March 2019, we sold our BWise enterprise governance, risk and compliance software platform, which was part of our Corporate Solutions business within our Corporate Services segment, to SAI Global and recognized a pre-tax gain on the sale of $27 million, net of disposal costs ($20 million after tax). The pre-tax gain is included in net gain on divestiture of business in the Condensed Consolidated Statements of Income for the six months ended June 30, 2019.
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
Pro Forma Results and Acquisition-Related Costs
The condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019 include the financial results of the above acquisitions from the dates of these acquisitions. Pro forma financial results have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.
Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

5. Goodwill and Acquired Intangible Assets
Goodwill
The following table presents the changes in goodwill by business segment during the six months ended June 30, 2020:

	Market Services	Corporate Services	Information Services	Market Technology	Total
	(in millions)
Balance at December 31, 2019	$3,342	$460	$2,283	$281	$6,366
Goodwill acquired	—	—	134	—	134
Foreign currency translation adjustment	(7)	(2)	2	(5)	(12)
Balance at June 30, 2020	$3,335	$458	$2,419	$276	$6,488

The goodwill acquired for Information Services shown above relates to our acquisition of Solovis. See “2020 Acquisition,” of Note 4, “Acquisitions and Divestiture,” for further discussion of this acquisition.
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the six months ended June 30, 2020 and 2019; however, events such as extended economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses may result in goodwill impairment charges in the future.
* * * * * *
Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	June 30, 2020			December 31, 2019
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)			(in millions)
Finite-Lived Intangible Assets
Technology	$76	$(19)	$57	$63	$(19)	$44
Customer relationships	1,599	(600)	999	1,596	(532)	1,064
Other	18	(5)	13	18	(5)	13
Foreign currency translation adjustment	(173)	84	(89)	(159)	55	(104)
Total finite-lived intangible assets	$1,520	$(540)	$980	$1,518	$(501)	$1,017
Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$—	$1,257	$1,257	$—	$1,257
Trade names	121	—	121	121	—	121
Licenses	52	—	52	52	—	52
Foreign currency translation adjustment	(195)	—	(195)	(198)	—	(198)
Total indefinite-lived intangible assets	$1,235	$—	$1,235	$1,232	$—	$1,232
Total intangible assets	$2,755	$(540)	$2,215	$2,750	$(501)	$2,249

Amortization expense for acquired finite-lived intangible assets was $26 million for both the three months ended June 30, 2020 and 2019, $50 million for the six months ended June 30, 2020, and $51 million for the six months ended June 30, 2019. These amounts are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.
The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $89 million as of June 30, 2020) of acquired finite-lived intangible assets as of June 30, 2020 is as follows:

(in millions)
2020(1)	$55
2021	109
2022	106
2023	103
2024	98
2025 and thereafter	598
Total	$1,069
____________
(1) Represents the estimated amortization to be recognized over the remaining six months of 2020.
6. Investments
The following table presents the details of our investments:

	June 30, 2020	December 31, 2019
	(in millions)
Financial investments	$206	$291

Equity method investments	$198	$156
Equity securities	$52	$49
Financial Investments
As of June 30, 2020, financial investments are comprised of trading securities, and are primarily comprised of highly rated European government debt securities and highly rated corporate debt, of which $175 million are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. As of December 31, 2019, financial investments are comprised of trading securities, and are primarily comprised of highly rated European government debt securities, time deposits and highly rated corporate debt, of which $169 million are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each period based on the most recent financial information made available to us and record any dividends as a reduction in the investment balance. As of June 30, 2020 and 2019, our equity method investments primarily included our 40.0% equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. No material impairments were recorded to reduce the carrying value of our equity method investments for the three and six months ended June 30, 2020 and 2019.
Net income recognized from our equity interest in the earnings and losses of these equity method investments was $26 million for the three months ended June 30, 2020, $10 million for the three months ended June 30, 2019, $43 million for the six months ended June 30, 2020, and $55 million for the six months ended June 30, 2019. For the three and six months ended June 30, 2020, net income recognized included higher earnings from our OCC ownership interest as a result of unusually high U.S. industry trading volumes. The decrease in the first six months of 2020 compared to the same period in 2019 is discussed in the following paragraph.
In February 2019, the SEC disapproved the OCC capital plan that had been established in 2015. Following the SEC disapproval, the OCC suspended customer rebates and dividends to owners, including the unpaid dividend on 2018 results. We were not able to determine the impact of the disapproval of the OCC capital plan on OCC's 2018 net income until March 2019, when OCC's 2018 financial statements were made available to us. As a result, during the first quarter of 2019, we recognized an additional $36 million of income relating to our share of OCC's net income for the year ended December 31, 2018, which is included in the $55 million for the six months ended June 30, 2019.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for primarily all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the three and six months ended June 30, 2020 and 2019. As of June 30, 2020 and December 31, 2019, our equity securities represent various strategic investments made through our corporate venture program as well as investments acquired through various acquisitions.

7. Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the six months ended June 30, 2020 are reflected in the following table:

	Initial Listing Revenues	Annual Listings Revenues	Corporate Solutions Revenues	Information Services Revenues	Market Technology Revenues	Other(1)	Total
	(in millions)
Balance at December 31, 2019	$69	$2	$41	$82	$66	$14	$274
Deferred revenue billed in the current period, net of recognition	14	125	36	59	22	7	263
Revenue recognized that was included in the beginning of the period	(17)	(1)	(31)	(45)	(32)	(7)	(133)
Translation adjustment	—	(1)	—	—	—	2	1
Balance at June 30, 2020	$66	$125	$46	$96	$56	$16	$405
____________
(1) Balance at June 30, 2020 primarily includes deferred revenue from listing of additional shares fees. In the U.S., these fees will continue to run-off as a result of the implementation of our all-inclusive annual fee. Listing of additional shares fees are included in our Listing Services business.
As of June 30, 2020, we estimate that our deferred revenue will be recognized in the following years:

	Initial Listing Revenues	Annual Listings Revenues	Corporate Solutions Revenues	Information Services Revenues	Market Technology Revenues	Other(1)	Total
	(in millions)
Fiscal year ended:
2020(2)	$15	$125	$36	$71	$37	$9	$293
2021	22	—	10	25	18	4	79
2022	13	—	—	—	1	2	16
2023	8	—	—	—	—	1	9
2024	5	—	—	—	—	—	5
2025 and thereafter	3	—	—	—	—	—	3
Total	$66	$125	$46	$96	$56	$16	$405
____________
(1) Other primarily includes revenues from listing of additional shares fees which are included in our Listing Services business.
(2) Represents the estimated amortization to be recognized for the remaining six months of 2020.
The timing of recognition of our deferred market technology revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.

8. Debt Obligations
The following table presents the changes in the carrying amount of our debt obligations during the six months ended June 30, 2020:

	December 31, 2019	Additions	Payments, Accretion and Other	June 30, 2020
	(in millions)
Short-term debt - commercial paper	$391	$990	$(1,381)	$—
Long-term debt:
3.875% senior unsecured notes repaid on March 16, 2020	671	—	(671)	—
4.25% senior unsecured notes due June 1, 2024	497	—	1	498
1.75% senior unsecured notes due May 19, 2023	668	—	2	670
3.85% senior unsecured notes due June 30, 2026	497	—	—	497
1.75% senior unsecured notes due March 28, 2029	665	—	2	667
0.875% senior unsecured notes due February 13, 2030	—	644	23	667
3.25% senior unsecured notes due April 28, 2050	—	485	—	485
$1 billion senior unsecured revolving credit facility due April 25, 2022 (average interest rate of 2.37% for the period January 1, 2020 through June 30, 2020)	(2)	799	(799)	(2)
Total long-term debt	2,996	1,928	(1,442)	3,482
Total debt obligations	$3,387	$2,918	$(2,823)	$3,482
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
In March 2020, we observed that conditions for Tier 2 commercial paper issuers were deteriorating, impacting both costs and actionable duration of commercial paper issues. To mitigate funding uncertainties and as a precautionary measure to maximize our liquidity and increase our available cash on hand, Nasdaq borrowed $799 million under the revolving credit commitment of the 2017 Credit Facility. In April 2020, Nasdaq issued the 2050 Notes and used the net proceeds to repay a portion of amounts borrowed under the 2017 Credit Facility. In June 2020, the remaining outstanding amount under the 2017 Credit Facility was repaid using cash on hand. For further discussion of the 2050 Notes, see “3.25% Senior Unsecured Notes Due 2050” below and see “2017 Credit Facility” below for further discussion of our 2017 Credit Facility. As of June 30, 2020, we had no outstanding borrowings under our commercial paper program.
Senior Unsecured Notes
Our senior unsecured notes were all issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of June 30, 2020, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable notes. For our Euro denominated notes, the “Payments, Accretion and Other” column also includes the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations and they are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.
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
In March 2020, we primarily used the net proceeds from the 2030 Notes to repay in full and terminate our 2021 Notes. For further discussion of the 2030 Notes, see “0.875% Senior Unsecured Notes Due 2030” below. In connection with the early extinguishment of the 2021 Notes, we recorded a charge of $36 million, which primarily included a make-whole redemption price premium. This charge is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the six months ended June 30, 2020.

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
The 2023 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange rate risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $2 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2023 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2020.
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
The 2029 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $2 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2029 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2020.
0.875% Senior Unsecured Notes Due 2030
In February 2020, Nasdaq issued the 2030 Notes. The 2030 Notes pay interest annually in arrears, beginning on February 13, 2021 and may be redeemed by Nasdaq at any time, subject to a make-whole amount. The proceeds from the 2030 Notes, approximately $644 million after issuing the notes at a discount and deducting underwriting fees of the offering, were primarily used to redeem the 2021 Notes and for other general corporate purposes. For further discussion of the 2021 Notes, see “Early Extinguishment of 3.875% Senior Unsecured Notes Due 2021” above.
The 2030 Notes were designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $23 million noted in the “Payments, Accretion and Other” column in the table above primarily reflects the translation of the 2030 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2020.
3.25% Senior Unsecured Notes Due 2050
In April 2020, Nasdaq issued the 2050 Notes. The 2050 Notes pay interest semi-annually in arrears, beginning on October 28, 2020 and may be redeemed by Nasdaq at any time, subject to a make-whole amount. The interest rate of 3.25% may vary with Nasdaq's debt rating, to the extent Nasdaq is downgraded below investment grade, up to a rate not to exceed 5.25% The net proceeds from the 2050 Notes were approximately $485 million after issuing the notes at a discount and deducting underwriting fees of the offering. In April 2020, we used the net proceeds from the 2050 Notes to repay a portion of amounts previously borrowed under the 2017 Credit Facility. See “2017 Credit Facility” below for further discussion of our 2017 Credit Facility.
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
As discussed under “Commercial Paper Program” above, in March 2020, Nasdaq borrowed $799 million under the revolving credit commitment of the 2017 Credit Facility. In April 2020, we used the net proceeds from the 2050 Notes to repay a portion of amounts previously borrowed under the 2017 Credit Facility, and in June 2020, the remaining outstanding amount was repaid using cash on hand. The ($2) million balance represents unamortized debt issuance costs which are being accreted through interest expense over the life of the credit facility. As of June 30, 2020, availability under the 2017 Credit Facility was $999 million which excludes the amount that supports a letter of credit. For further discussion of the 2050 Notes, see “3.25% Senior Unsecured Notes Due 2050” above.

Under our 2017 Credit Facility, borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the LIBOR or the base rate (as defined in the credit agreement) (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.125% to 0.4%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and six months ended June 30, 2020 and 2019.
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
Other Credit Facilities
We also have credit facilities primarily related to our Nasdaq Clearing operations in order to provide further liquidity. These credit facilities, which are available in multiple currencies, totaled $205 million as of June 30, 2020 and $203 million as of December 31, 2019 in available liquidity, none of which was utilized as of June 30, 2020, and of which $15 million was utilized as of December 31, 2019.
Debt Covenants
As of June 30, 2020, we were in compliance with the covenants of all of our debt obligations.
Transition from LIBOR
Nasdaq is currently evaluating the impact of the transition from LIBOR as an interest rate benchmark to other potential alternative reference rates. Currently, Nasdaq has debt instruments in place that reference LIBOR-based rates. As of June 30, 2020, we did not have material risk exposure to LIBOR through our outstanding debt instruments. The transition from LIBOR is estimated to take place in 2021 and Nasdaq will continue to actively assess the related opportunities and risks involved in this transition.
9. Retirement Plans
Defined Contribution Savings Plan
We sponsor a 401(k) Plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $3 million for both the three months ended June 30, 2020 and 2019, $7 million for the six months ended June 30, 2020, and $6 million for the six months ended June 30, 2019.
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S., collectively referred to as the Nasdaq Benefit Plans. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $6 million for the three months ended June 30, 2020, $5 million for the three months ended June 30, 2019, $11 million for the six months ended June 30, 2020, and $10 million for the six months ended June 30, 2019.
10. Share-Based Compensation
We have a share-based compensation program for employees and non-employee directors. Share-based awards granted under this program include stock options, restricted stock (consisting of restricted stock units), and PSUs. For accounting purposes, we consider PSUs to be a form of restricted stock.
Summary of Share-Based Compensation Expense
The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2020 and 2019 which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Share-based compensation expense before income taxes	$23	$20	$40	$36
Income tax benefit	(6)	(6)	(11)	(10)
Share-based compensation expense after income taxes	$17	$14	$29	$26

Common Shares Available Under Our Equity Plan
As of June 30, 2020, we had approximately 9.7 million shares of common stock authorized for future issuance under our Equity Plan.
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
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the six months ended June 30, 2020:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2020	1,486,756	$77.38
Granted	717,053	$88.86
Vested	(440,735)	$71.63
Forfeited	(52,867)	$79.80
Unvested at June 30, 2020	1,710,207	$83.60
As of June 30, 2020, $88 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.9 years.
PSUs
PSUs are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. Prior to April 1, 2020, we had two performance-based PSU programs for certain officers, a one-year performance-based program and a three-year cumulative performance-based program that focuses on TSR. Effective with new equity awards issued on April 1, 2020, to better align the equity programs for eligible officers, the one-year performance-based program was eliminated and all eligible officers will participate in the three-year cumulative performance-based program. While the performance periods are complete for all PSUs granted under the one-year performance-based program, some shares underlying these PSUs have not vested.
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
The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the three-year PSU program for the six months ended June 30, 2020:

	Six Months Ended June 30,
	2020	2019
Weighted-average risk free interest rate(1)	0.27%	2.26%
Expected volatility(2)	27.4%	16.5%
Weighted-average grant date share price	$92.34	$89.00
Weighted-average fair value at grant date	$111.50	$97.65
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
Summary of PSU Activity
The following table summarizes our PSU activity for the six months ended June 30, 2020:

	PSUs
	One-Year Program		Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2020	317,251	$80.87	797,451	$98.31
Granted(1)	26,780	$84.17	320,328	$107.42
Vested	(5,554)	$72.25	(300,767)	$81.57
Forfeited	(14,091)	$82.10	(6,223)	$96.57
Unvested at June 30, 2020	324,386	$81.23	810,789	$108.13
____________
(1) For both the one-year and the three-year PSU programs, includes additional awards granted based on overachievement of performance parameters. For the three-year PSU program, also includes target awards granted.
As of June 30, 2020, $9 million of total unrecognized compensation cost related to the one-year PSU program is expected to be recognized over a weighted-average period of 1.4 years. For the three-year PSU program, $46 million of total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
There were no stock option awards granted during the six months ended June 30, 2020.
Summary of Stock Option Activity
A summary of stock option activity for the six months ended June 30, 2020 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at January 1, 2020	379,102	$54.32	5.27	$20
Exercised	(55,265)	23.16
Forfeited	(435)	19.75
Outstanding and Exercisable at June 30, 2020	323,402	$59.69	5.54	$19
The net cash proceeds from the exercise of 28,069 stock options for the three months ended June 30, 2020 and 55,265 stock options for the six months ended June 30, 2020 was $1 million in both periods. The net cash proceeds from the exercise of 44,742 stock options for the three months ended June 30, 2019 and 53,408 stock options for the six months ended June 30, 2019 was $1 million in both periods.
The aggregate intrinsic value in the above table represents the total pre-tax intrinsic value (i.e., the difference between our closing stock price on June 30, 2020 of $119.47 and the exercise price, times the number of shares), which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. The total number of in-the-money stock options exercisable as of June 30, 2020 was 0.3 million and the weighted-average exercise price was $59.69. As of June 30, 2019, 0.3 million outstanding stock options were exercisable and the weighted-average exercise price was $48.87.
The total pre-tax intrinsic value of stock options exercised was $3 million for both the three months ended June 30, 2020 and 2019, $5 million for the six months ended June 30, 2020, and $4 million for the six months ended June 30, 2019.
ESPP
We have an ESPP under which approximately 1.5 million shares of our common stock were available for future issuance as of June 30, 2020. In July 2020, an additional 3.0 million shares of our common stock were registered for issuance under the ESPP. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees which totaled $2 million for the three months ended June 30, 2020, $1 million for the three months ended June 30, 2019 and $3 million for both the six months ended June 30, 2020 and 2019.

11. Nasdaq Stockholders’ Equity
Common Stock
As of June 30, 2020, 300,000,000 shares of our common stock were authorized, 170,521,938 shares were issued and 164,248,600 shares were outstanding. As of December 31, 2019, 300,000,000 shares of our common stock were authorized, 171,075,011 shares were issued and 165,094,440 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. When treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 6,273,338 shares of common stock in treasury as of June 30, 2020 and 5,980,571 shares as of December 31, 2019, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As of June 30, 2020, the remaining aggregate authorized amount under the existing share repurchase program was $480 million.
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
The following is a summary of our share repurchase activity, reported based on settlement date, for the six months ended June 30, 2020 and 2019:

	Six Month Ended June 30,
	2020	2019
Number of shares of common stock repurchased(1)	1,492,821	538,449
Average price paid per share	$102.00	$92.84
Total purchase price (in millions)	$152	$50
____________
(1) Excludes shares withheld upon vesting of restricted stock and PSUs of 292,767.
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of June 30, 2020 and 2019, no shares of preferred stock were issued or outstanding.
* * * * * *
Cash Dividends on Common Stock
During the first six months of 2020, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 28, 2020	$0.47	March 13, 2020	$78	March 27, 2020
April 22, 2020	0.49	June 12, 2020	80	June 26, 2020
			$158
The total amount paid of $158 million was recorded in retained earnings in the Condensed Consolidated Balance Sheets at June 30, 2020.
In July 2020, the board of directors approved a regular quarterly cash dividend of $0.49 per share on our outstanding common stock. The dividend is payable on September 25, 2020 to shareholders of record at the close of business on September 11, 2020. The estimated amount of this dividend is $80 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
Our board of directors maintains a dividend policy with the intention to provide stockholders with regular and growing dividends over the long term as earnings and cash flow grow.

12. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$241	$174	$444	$421
Denominator:
Weighted-average common shares outstanding for basic earnings per share	164,098,789	165,596,174	164,481,173	165,470,767
Weighted-average effect of dilutive securities:
Employee equity awards(1)	1,974,565	1,445,245	1,943,503	1,564,016
Weighted-average common shares outstanding for diluted earnings per share	166,073,354	167,041,419	166,424,676	167,034,783
Basic and diluted earnings per share:
Basic earnings per share	$1.47	$1.05	$2.70	$2.54
Diluted earnings per share	$1.45	$1.04	$2.67	$2.52
____________
(1) PSUs, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three and six months ended June 30, 2019. There were no securities excluded for the three and six months ended June 30, 2020.
13. Fair Value of Financial Instruments
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

	June 30, 2020				December 31, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)				(in millions)
Assets at Fair Value
Debt securities:
European government	$162	$162	$—	$—	$157	$157	$—	$—
Corporate	21	—	21	—	34	—	34	—
State owned enterprises and municipalities	3	—	3	—	24	—	24	—
Swedish mortgage bonds	20	—	20	—	19	—	19	—
Time deposits	—	—	—	—	57	—	57	—
Total assets at fair value	$206	$162	$44	$—	$291	$157	$134	$—

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
We also consider our debt obligations to be financial instruments. The fair value of our debt obligations, utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt, was $3.7 billion as of June 30, 2020 and $3.6 billion as of December 31, 2019. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. As of June 30, 2020, we had no outstanding borrowings under our commercial paper program. The fair value of our commercial paper as of December 31, 2019 approximated the carrying value since the rates of interest on this short-term debt approximated market rates. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of June 30, 2020 and 2019, there were no non-financial assets measured at fair value on a non-recurring basis.
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
In December 2018, we initiated a capital relief program. The capital relief program was a voluntary program open to each commodities default fund participant; each such participant who agreed to the capital relief program received a proportion of the funds made available under the capital relief program as reflected by their proportionate share of the aggregate of the clearing members' default fund replenishments. As of June 30, 2020, we have disbursed substantially all of the $23 million offered through the program. In addition to the capital relief program, we are pursuing recovery of assets from the defaulted member which will be allocated back to default fund participants.

Default Fund Contributions and Margin Deposits
As of June 30, 2020, clearing member default fund contributions and margin deposits were as follows:

	June 30, 2020
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$433	$91	$524
Margin deposits	2,665	4,719	7,384
Total	$3,098	$4,810	$7,908
Of the total default fund contributions of $524 million, Nasdaq Clearing can utilize $426 million as capital resources in the event of a counterparty default. The remaining balance of $98 million pertains to member posted surplus balances.
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
Nasdaq Clearing has invested the total cash contributions of $3,098 million as of June 30, 2020 and $2,996 million as of December 31, 2019, in accordance with its investment policy as follows:

	June 30, 2020	December 31, 2019
	(in millions)
Demand deposits	$1,347	$1,328
Central bank certificates	597	896
European government debt securities	460	508
Reverse repurchase agreements	443	116
Supranationals and state owned enterprise debt securities	251	148
Total	$3,098	$2,996
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
Default Fund Contributions
Required contributions to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are held in cash or invested by Nasdaq Clearing, in accordance with its investment policy, either in highly rated government debt securities, time deposits, central bank certificates or reverse repurchase agreements with highly rated government debt securities as collateral. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of June 30, 2020, Nasdaq Clearing committed capital totaling $153 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.

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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of June 30, 2020.
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
•junior capital contributed by Nasdaq Clearing, which totaled $34 million as of June 30, 2020;
•a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis;
•senior capital contributed to each specific market by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $22 million as of June 30, 2020; and
•mutualized default fund, which includes capital contributions of the clearing members on a pro-rata basis.
If additional funds are needed after utilization of the liability waterfall, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.
In addition to the capital held to withstand counterparty defaults described above, Nasdaq Clearing also has committed capital of $97 million to ensure that it can handle an orderly wind-down of its operation, and that it is adequately protected against investment, operational, legal, and business risks.

Market Value of Derivative Contracts Outstanding
The following table includes the market value of derivative contracts outstanding prior to netting:

June 30, 2020
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$238
Fixed-income options and futures(1)(2)	813
Stock options and futures(1)(2)	172
Index options and futures(1)(2)	96
Total	$1,319
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
Derivative Contracts Cleared
The following table includes the total number of derivative contracts cleared through Nasdaq Clearing for the six months ended June 30, 2020 and 2019:

	June 30, 2020	June 30, 2019
Commodity and seafood options, futures and forwards(1)	348,487	267,006
Fixed-income options and futures	11,674,517	11,565,386
Stock options and futures	10,376,083	12,476,329
Index options and futures	30,327,232	23,877,389
Total	52,726,319	48,186,110
____________
(1) The total volume in cleared power related to commodity contracts was 475 Terawatt hours (TWh) for the six months ended June 30, 2020 and 420 TWh for the six months ended June 30, 2019.

The outstanding contract value of resale and repurchase agreements was $1.4 billion as of June 30, 2020 and $3.8 billion as of June 30, 2019. The total number of contracts cleared was 2,635,348 for the six months ended June 30, 2020 and was 3,787,315 for the six months ended June 30, 2019.
15. Leases
We have operating leases which are primarily real estate leases for our U.S. and European headquarters and for general office space. The following table provides supplemental balance sheet information related to Nasdaq's operating leases:

Leases	Balance Sheet Classification	June 30, 2020	December 31, 2019
		(in millions)
Assets:
Operating lease assets	Operating lease assets	$405	$346

Liabilities:
Current lease liabilities	Other current liabilities	$57	$61
Non-current lease liabilities	Operating lease liabilities	403	331
Total lease liabilities		$460	$392
The following table summarizes Nasdaq's lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Operating lease cost(1)	$21	$19	$41	$39
Variable lease cost	6	7	12	12
Sublease income	(1)	(2)	(2)	(3)
Total lease cost	$26	$24	$51	$48
____________
(1) Includes short-term lease cost, which was immaterial.
The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded in our Condensed Consolidated Balance Sheets.

June 30, 2020
(in millions)
2020(1)	$37
2021	69
2022	53
2023	49
2024	43
Thereafter	340
Total lease payments	591
Less: interest(2)	(131)
Present value of lease liabilities(3)	$460
____________
(1) Represents the estimated lease payments to be made for the remaining six months of 2020.
(2) Calculated using the interest rate for each lease.
(3) Includes the current portion of $57 million.
Total lease payments in the above table exclude $8 million of legally binding minimum lease payments for leases signed but not yet commenced. These leases will commence in November 2020 and January 2021 with lease terms of 5 years.

The following table provides information related to Nasdaq's lease term and discount rate:

June 30, 2020
Weighted-average remaining lease term (in years)	11.7

Weighted-average discount rate	4.2%
The following table provides supplemental cash flow information related to Nasdaq's operating leases:

	Six Months Ended June 30,
	2020	2019
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$39	$38

Lease assets obtained in exchange for new operating lease liabilities	$94	$20
16. Income Taxes
Income Tax Provision
The following table shows our income tax provision and effective tax rate:

	Three Months Ended June 30,		Percentage Change
	2020	2019
	(in millions)
Income tax provision	$75	$65	15.4%
Effective tax rate	23.7%	27.2%
	Six Months Ended June 30,		Percentage Change
	2020	2019
	(in millions)
Income tax provision	$145	$131	10.7%
Effective tax rate	24.6%	23.7%
The lower effective tax rate in the second quarter was primarily due to a tax benefit recorded in 2020 for compensation deductions which were determined to be allowable in the current period. The higher effective tax rate in the first six months of 2020 is primarily due to a tax benefit recorded in 2019 from a dividends received deduction related to capital distributions from the OCC.
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
17. Commitments, Contingencies and Guarantees
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $11 million as of June 30, 2020 and December 31, 2019. As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $205 million as of June 30, 2020 and $203 million as of December 31, 2019 in available liquidity, none of which was utilized as of June 30, 2020, and of which $15 million was utilized as of December 31, 2019.
Execution Access is an introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Industrial and Commercial Bank of China Financial Services LLC, or ICBC. As of June 30, 2020, we have contributed $10 million of clearing deposits to ICBC in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by ICBC through the Fixed Income Clearing Corporation, with ICBC acting as agent. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution

Access between the trade date and the settlement date of the individual transactions, which is at least one business day (or more, if specified by the U.S. Treasury issuance calendar). Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk. Daily position trading limits are also enforced for such counterparties.
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
Legal and Regulatory Matters
Litigation
As previously disclosed, we are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Exchange Act and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. The plaintiffs seek injunctive and monetary relief of an unspecified amount. We filed a motion to dismiss the amended complaint on November 3, 2014. In response, the plaintiffs filed a second amended complaint on November 24, 2014, which names the same defendants and alleges essentially the same violations. We then filed a motion to dismiss the second amended complaint on January 23, 2015. On August 26, 2015, the district court entered an order dismissing the second amended complaint in its entirety. The plaintiffs appealed the judgment of dismissal to the United States Court of Appeals for the Second Circuit (although opting not to appeal the dismissal with respect to Barclays PLC or the dismissal of claims under Section 6(b) of the Exchange Act). On December 19, 2017, the Second Circuit issued an opinion vacating the district court’s judgment of dismissal and remanding to the district court for further proceedings. On May 18, 2018, the exchanges filed a motion to dismiss the amended complaint, raising issues not addressed in the proceedings to date. On May 28, 2019, the district court denied the exchanges’ renewed motion to dismiss. The parties are currently engaged in the discovery process. On June 17, 2019, the exchanges filed a motion to certify the district court’s order for immediate review by the Second Circuit and on July 16, 2019, the district court denied the motion. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe that the claims are without merit and will continue to litigate vigorously.
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
SEC Decisions
In recent years, certain industry groups have challenged the level of fees that U.S. exchanges charge for market data and connectivity. In October 2018, the SEC reversed a prior administrative decision and found that Nasdaq had not met a burden of demonstrating that certain challenged fees were fair and reasonable. In addition, the SEC remanded a series of additional challenges to market data and connectivity fees back to Nasdaq for further consideration. On June 5, 2020, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit vacated both SEC decisions, finding that the SEC lacked authority to review fees under the statutory provisions that it had relied upon. The Court’s decisions are subject to discretionary review by the U.S. Supreme Court, but no party has petitioned for such review to date.
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

The following table presents certain information regarding our business segments for the three and six months ended June 30, 2020 and 2019:

	Market Services	Corporate Services	Information Services	Market Technology	Corporate Items	Consolidated
	(in millions)
Three Months Ended June 30, 2020
Total revenues	$975	$126	$213	$84	$—	$1,398
Transaction-based expenses	(699)	—	—	—	—	(699)
Revenues less transaction-based expenses	276	126	213	84	—	699
Operating income (loss)	$176	$49	$132	$15	$(57)	$315
Three Months Ended June 30, 2019
Total revenues	$665	$123	$194	$79	$—	$1,061
Transaction-based expenses	(438)	—	—	—	—	(438)
Revenues less transaction-based expenses	227	123	194	79	—	623
Operating income (loss)	$127	$44	$122	$8	$(45)	$256
Six Months Ended June 30, 2020
Total revenues	$1,908	$254	$424	$165	$—	$2,751
Transaction-based expenses	(1,351)	—	—	—	—	(1,351)
Revenues less transaction-based expenses	557	254	424	165	—	1,400
Operating income (loss)	$354	$94	$266	$23	$(147)	$590
Six Months Ended June 30, 2019
Total revenues	$1,304	$243	$387	$156	$10	$2,100
Transaction-based expenses	(843)	—	—	—	—	(843)
Revenues less transaction-based expenses	461	243	387	156	10	1,257
Operating income (loss)	$263	$87	$246	$15	$(80)	$531
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
Other significant items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. For the three and six months ended June 30, 2020, other significant items included a loss on extinguishment of debt and charitable contributions made to the Nasdaq Foundation, COVID-19 response and relief efforts and social justice charities which are recorded in general, administrative and other expense in our Condensed Consolidated Statements of Income.
Accordingly, we do not allocate these costs for purposes of disclosing segment results because they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance.
* * * * * *
A summary of our corporate items is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)
Revenues - divested business	$—	$—	$—	$10
Expenses:
Amortization expense of acquired intangible assets	26	26	50	51
Merger and strategic initiatives expense	4	5	10	14
Restructuring charges	13	—	25	—
Extinguishment of debt	—	11	36	11
Charitable donations	12	—	17	—
Expenses - divested business	—	—	—	8
Other	2	3	9	6
Total expenses	57	45	147	90
Operating loss	$(57)	$(45)	$(147)	$(80)
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
The following table presents a summary of the 2019 restructuring plan charges in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020 which primarily consisted of consulting services, asset impairment charges primarily related to capitalized software that was retired, and accelerated depreciation expense on certain assets as a result of a decrease in their useful life.

	June 30, 2020
	Three Months Ended	Six Months Ended
	(in millions)
Asset impairment charges and accelerated depreciation expense	$5	$8
Consulting services	6	9
Contract terminations	1	3
Severance and employee-related costs	1	2
Other	—	3
Total restructuring charges	$13	$25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
Impact of COVID-19 on Our Business
We continue to closely monitor developments related to COVID-19 and to assess its impact on our business. COVID-19 has caused significant economic and financial turmoil both in the U.S. and around the world. We have implemented risk management and contingency plans and have taken preventive measures and other precautions to maintain normal business operations. As COVID-19 spread across the world, we moved quickly to transition our global workforce to a remote operating environment, through a combination of work-from-home and split teams for critical on-site employees.
As of June 30, 2020, the vast majority of our global team remain working from home. For the limited staff around the world who are performing critical on-site functions in our offices, we have deployed extra precautions to protect their safety. We are working to reopen certain offices in a deliberate manner. The majority of our re-opened offices are located in countries or, in certain cases, cities with favorable health data. We will monitor conditions, guidance from health officials, and local regulations in these locations and, if circumstances change, we may close these offices again if necessary in order to safeguard our employees and stakeholders. We have reiterated to our global workforce that, through at least the end of 2020, an employee's return to the office from remote work is entirely voluntary.
During the second quarter of 2020, our operations have continued with minimal disruption. As of June 30, 2020, COVID-19 did not have a significant negative impact on our business operations, employee availability, financial condition, liquidity or cash flows.
As further discussed in Note 8, “Debt Obligations,” to the condensed consolidated financial statements and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources,” given the market uncertainties posed by COVID-19 and related economic impacts, in March 2020, we took actions to strengthen our liquidity and cash position and address refinancing risks and borrowed $799 million under the revolving credit commitment of the 2017 Credit Facility. In April 2020, we further enhanced the strength of our balance sheet and issued the 2050 Notes. We used the net proceeds from this offering to repay a portion of amounts previously borrowed under the 2017 Credit Facility, and in June 2020 the remaining outstanding amount under the 2017 Credit Facility was repaid using cash on hand. Additionally, during June 2020, we repaid all of our outstanding commercial paper borrowings.
Although we have not experienced any significant negative impacts to our operations as a result of COVID-19, due to the continuing effect of the pandemic, particularly in the United States, it is possible that the outbreak may impact our results of operations for the remainder of the year and possibly beyond as an economic downturn could adversely impact the demand for our services. The current, and potential, impact to each of our segments is discussed below.
Market Services
We believe that it is difficult to predict trading volumes from quarter to quarter. Trading volumes, particularly in equity and equity-linked derivatives, were unusually high during the second quarter of 2020. We believe that this increased volume was due to the implications of the pandemic and significant sector rotations in the market, such as increased demand for technology and healthcare. We continue to believe that the combination of continued global economic uncertainty, and the upcoming U.S. election, may lead to elevated volumes for our markets in the months ahead. However, there is no assurance that volumes will continue at this level during the remainder of 2020.
Corporate Services
In Listing Services, we experienced increased demand for IPOs in the second quarter of 2020 compared with the first quarter of 2020. We remain positive regarding our listed issuer base due to the increase in IPOs and the pipeline for new offerings, but we cannot predict investor demand for new IPOs for the remainder of the year, and we believe investor demand may be reduced in the period prior to the U.S. election due to macroeconomic uncertainties.
In Corporate Solutions, we have seen increased demand for our investor relations advisory services, which assist our corporate clients in analyzing their investor bases and understanding buy-side priorities, as well as rising demand for our ESG solutions. However, we have experienced reduced demand from certain customers that have been significantly adversely affected by COVID-19, including our customers in the travel, retail, and energy sectors. We have observed that sales cycles with customer prospects are longer as a result of operating in a virtual environment. We continue to work with our affected customers regarding their payment obligations to ensure the long-term success of these customer relationships.
Information Services
In our Information Services segment, we continue to experience varied implications of the current environment on each of our businesses.
Our Market Data business has demonstrated resilience and a stable performance, but is not completely immune when economic downturns are more protracted.

Our Index business continues to demonstrate strong resilience and growth. This business has benefited from inflows into Nasdaq-licensed ETPs, continued growth in the volumes of Nasdaq-listed futures, and from the market rebound. In particular, we have observed strong net inflows to our flagship index, the Nasdaq 100. While this business is sensitive to reversals in exogenous market beta and futures volume trends, we believe that the second quarter's positive results may result in continued positive results for the remainder of the year.
In our Investment Data & Analytics business, while growth in eVestment has been impacted by reduced customer demand, the addition of the Solovis offerings provides us with additional opportunities to expand our solutions and usage for our eVestment customers.
Market Technology
In our Market Technology segment, our large, diverse, and well-established customer base across market infrastructure operators and banks and brokers, with long-term contracts, has helped support this business during the current environment.
During the second quarter of 2020, our technical support teams have continued to adapt to a remote work environment to support our customers. We have observed increased interest from customers in our next-generation technology, particularly the SaaS capabilities we have developed for our market infrastructure and surveillance products, which assist our customers with the challenges of scalability and flexibility concerns arising from the effects of COVID-19.
However, implementation projects and new order intake levels have been affected and we continue to face short-term, logistical growth challenges for this business that may moderate the revenue growth of the Market Technology business in 2020.
Our Community Initiatives
The second quarter was marked not only by the widespread impact of the global COVID-19 health crisis, but also by the increased focus on inequality and social injustice in communities throughout the United States. We are committed to creating lasting, positive change within our company and the communities we serve. In June 2020, we announced actions to strengthen our continued commitment to diversity and inclusion. We pledged $3 million in cash donations to organizations serving underserved, minority communities in fighting the impact of the health crisis, and we increased our resources devoted to our internal programs, which include programs focused on diversity-oriented professional development, the employee experience, and talent acquisition, as we continue to foster a diverse and inclusive corporate culture. Additionally, we contributed $10 million to support the Nasdaq Foundation and plan to annually fund the Nasdaq Foundation with approximately one quarter of one percent of our operating profits beginning in 2021.

Nasdaq’s Operating Results
Key Drivers
The following table includes key drivers for our Market Services, Corporate Services, Information Services and Market Technology segments. In evaluating the performance of our business, our senior management closely evaluates these key drivers.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Market Services
Equity Derivative Trading and Clearing
U.S. equity options
Total industry average daily volume (in millions)	26.6	17.3	26.0	17.3
Nasdaq PHLX matched market share	11.4%	16.0%	12.1%	16.0%
The Nasdaq Options Market matched market share	10.4%	8.9%	10.5%	9.1%
Nasdaq BX Options matched market share	0.2%	0.2%	0.2%	0.3%
Nasdaq ISE Options matched market share	8.3%	9.3%	8.3%	8.9%
Nasdaq GEMX Options matched market share	5.6%	3.9%	4.7%	4.0%
Nasdaq MRX Options matched market share	0.5%	0.2%	0.5%	0.2%
Total matched market share executed on Nasdaq’s exchanges	36.4%	38.5%	36.3%	38.5%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts(1)	292,551	384,692	377,201	368,561
Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	12.35	6.93	11.67	7.22
Matched share volume (in billions)	142.7	87.7	269.9	178.2
The Nasdaq Stock Market matched market share	16.8%	17.5%	16.8%	17.2%
Nasdaq BX matched market share	0.9%	1.8%	1.1%	2.0%
Nasdaq PSX matched market share	0.6%	0.8%	0.6%	0.7%
Total matched market share executed on Nasdaq’s exchanges	18.3%	20.1%	18.5%	19.9%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	31.5%	29.9%	30.9%	29.8%
Total market share(2)	49.8%	50.0%	49.4%	49.7%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	937,245	581,987	980,637	577,963
Total average daily value of shares traded (in billions)	$5.6	$4.6	$6.0	$4.8
Total market share executed on Nasdaq’s exchanges	76.4%	70.3%	75.5%	68.6%
FICC
Fixed Income
U.S. fixed income volume ($ billions traded)	$1,246	$2,921	$3,313	$5,636
Total average daily volume of Nasdaq Nordic and Nasdaq Baltic fixed income contracts	116,057	126,323	115,586	121,128
Commodities
Power contracts cleared (TWh)(3)	184	170	475	420
Corporate Services
IPOs
The Nasdaq Stock Market	42	60	69	97
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	9	14	16	18
Total new listings
The Nasdaq Stock Market(4)	55	81	111	140
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(5)	13	19	22	28
Number of listed companies
The Nasdaq Stock Market(6)	3,156	3,080	3,156	3,080
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(7)	1,042	1,029	1,042	1,029
Information Services
Number of licensed ETPs	323	341	323	341
ETP AUM tracking Nasdaq indexes (in billions)	$272	$203	$272	$203
Market Technology
Order intake (in millions)(8)	$38	$46	$116	$100
Annualized recurring revenue, or ARR (in millions)(9)	$268	$247	N/M	N/M

____________
(1) Includes Finnish option contracts traded on Eurex for which Nasdaq and Eurex have a revenue sharing arrangement.
(2) Includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.
(3) Transactions executed on Nasdaq Commodities or OTC and reported for clearing to Nasdaq Commodities measured by Terawatt hours (TWh).
(4) New listings include IPOs, including issuers that switched from other listing venues, closed-end funds and separately listed ETPs.
(5) New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.
(6) Number of total listings on The Nasdaq Stock Market at period end, including 410 ETPs as of June 30, 2020 and 374 as of June 30, 2019.
(7) Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.
(8) Total contract value of orders signed during the period.
(9) ARR for a given period is the annualized revenue of active Market Technology support and SaaS subscription contracts. ARR is currently one of our key performance metrics to assess the health and trajectory of our business. ARR does not have any standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.
N/M Not meaningful.
* * * * * *
Financial Summary
The following table summarizes our financial performance for the three and six months ended June 30, 2020 as compared to the same periods in 2019. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
	(in millions, except per share amounts)			(in millions, except per share amounts)
Revenues less transaction-based expenses	$699	$623	12.2%	$1,400	$1,257	11.4%
Operating expenses	384	367	4.6%	810	726	11.6%
Operating income	315	256	23.0%	590	531	11.1%
Interest expense	(26)	(31)	(16.1)%	(52)	(68)	(23.5)%
Net gain on divestiture of business	—	—	—%	—	27	(100.0)%
Net income from unconsolidated investees	26	10	160.0%	43	55	(21.8)%
Income before income taxes	316	239	32.2%	589	552	6.7%
Income tax provision	75	65	15.4%	145	131	10.7%
Net income attributable to Nasdaq	$241	$174	38.5%	$444	$421	5.5%
Diluted earnings per share	$1.45	$1.04	39.4%	$2.67	$2.52	6.0%
Cash dividends declared per common share	$0.49	$0.47	4.3%	$0.96	$0.91	5.5%
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

Segment Operating Results
The following table shows our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
	(in millions)			(in millions)
Market Services	$975	$665	46.6%	$1,908	$1,304	46.3%
Transaction-based expenses	(699)	(438)	59.6%	(1,351)	(843)	60.3%
Market Services revenues less transaction-based expenses	276	227	21.6%	557	461	20.8%
Corporate Services	126	123	2.4%	254	243	4.5%
Information Services	213	194	9.8%	424	387	9.6%
Market Technology	84	79	6.3%	165	156	5.8%
Other revenues(1)	—	—	—%	—	10	(100.0)%
Total revenues less transaction-based expenses	$699	$623	12.2%	$1,400	$1,257	11.4%
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

The following charts show our Market Services, Corporate Services, Information Services, and Market Technology segments as a percentage of our total revenues less transaction-based expenses of $699 million for the three months ended June 30, 2020, $623 million for the three months ended June 30, 2019, $1,400 million for the six months ended June 30, 2020, and $1,257 million for the six months ended June 30, 2019:

MARKET SERVICES
The following table shows total revenues, transaction-based expenses, and total revenues less transaction-based expenses from our Market Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
	(in millions)			(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$297	$203	46.3%	$583	$396	47.2%
Transaction-based expenses:
Transaction rebates	(199)	(119)	67.2%	(371)	(231)	60.6%
Brokerage, clearance and exchange fees(1)	(15)	(12)	25.0%	(35)	(21)	66.7%
Equity derivative trading and clearing revenues less transaction-based expenses	83	72	15.3%	177	144	22.9%

Cash Equity Trading Revenues(2)	590	372	58.6%	1,147	724	58.4%
Transaction-based expenses:
Transaction rebates	(331)	(211)	56.9%	(638)	(429)	48.7%
Brokerage, clearance and exchange fees(2)	(153)	(95)	61.1%	(306)	(160)	91.3%
Cash equity trading revenues less transaction-based expenses	106	66	60.6%	203	135	50.4%

FICC Revenues	15	17	(11.8)%	33	38	(13.2)%
Transaction-based expenses:
Transaction rebates	—	(1)	(100.0)%	—	(1)	(100.0)%
Brokerage, clearance and exchange fees	(1)	—	N/M	(1)	(1)	—%
FICC revenues less transaction-based expenses	14	16	(12.5)%	32	36	(11.1)%

Trade Management Services Revenues	73	73	—%	145	146	(0.7)%
Total Market Services revenues less transaction-based expenses	$276	$227	21.6%	$557	$461	20.8%
____________
(1) Includes Section 31 fees of $14 million in the second quarter of 2020, $31 million in the first six months of 2020, $11 million in the second quarter of 2019, and $19 million in the first six months of 2019. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.
(2) Includes Section 31 fees of $145 million in the second quarter of 2020, $290 million in the first six months of 2020, $90 million in the second quarter of 2019, and $152 million in in the first six months of 2019. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.
N/M Not meaningful.
Equity Derivative Trading and Clearing Revenues
Equity derivative trading and clearing revenues and equity derivative trading and clearing revenues less transaction-based expenses increased in the second quarter and first six months of 2020 compared with the same periods in 2019. The increase in equity derivative trading and clearing revenues was primarily due to higher U.S. industry trading volumes, a higher U.S. gross capture rate, and higher Section 31 pass-through fee revenue, partially offset by lower overall
U.S. matched market share executed on Nasdaq's exchanges. The increase in equity derivative trading and clearing revenues less transaction-based expenses was primarily due to higher U.S. industry trading volumes, partially offset by a lower U.S. net capture rate and lower overall U.S. matched market share executed on Nasdaq's exchanges.
Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses. In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees increased in the second quarter and first six months of 2020 compared with the same periods in 2019 primarily due to higher average SEC fee rates and higher dollar value traded on Nasdaq's exchanges.
Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the second quarter and first six months of 2020 compared with the same periods in 2019 primarily due to higher U.S. industry trading volumes and an increase in the U.S. rebate capture rate, partially offset by a decrease in our overall U.S. matched market share executed on Nasdaq's exchanges.
Brokerage, clearance and exchange fees increased in the second quarter and first six months of 2020 compared with the same periods in 2019 primarily due to higher Section 31 pass-through fees, as discussed above.
Cash Equity Trading Revenues
Cash equity trading revenues and cash equity trading revenues less transaction-based expenses increased in the second quarter and first six months of 2020 compared with the same periods in 2019 primarily due to higher U.S. and European industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges. Also contributing to the increase in cash equity trading revenues were higher Section 31 pass-through fee revenue and, for the first six months of 2020, a higher U.S. gross capture rate, while a higher net U.S. capture rate also contributed to the increase in cash equity trading revenues less transaction-based expenses for the second quarter and first six months of 2020.
Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees increased in the second quarter and first six months of 2020 compared with the same periods in 2019, primarily due to higher average SEC fee rates and higher dollar value traded on Nasdaq’s exchanges.
Transaction rebates increased in the second quarter and first six months of 2020 compared with the same period in 2019. For The Nasdaq Stock Market, Nasdaq PSX and Nasdaq CXC, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX and Nasdaq CX2, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The increase in the second quarter and first six months of 2020 was primarily due to higher U.S. industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges and a lower rebate capture rate.
Brokerage, clearance and exchange fees increased in the second quarter and first six months of 2020 compared with the same periods in 2019 primarily due to higher Section 31 pass-through fees, as discussed above, and higher routing fees.
FICC Revenues
FICC revenues and FICC revenues less transaction-based expenses decreased in the second quarter and first six months of 2020 compared with the same periods in 2019 primarily due to lower U.S. fixed income products revenues and the sale of the core assets of our NFX business, partially offset by higher European products revenues.
Trade Management Services Revenues
Trade management services revenues were unchanged in the second quarter and decreased slightly in the first six months of 2020 compared with the same periods in 2019.
* * * * * *
CORPORATE SERVICES
The following table shows revenues from our Corporate Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
	(in millions)			(in millions)
Corporate Services:
Listing Services	$74	$74	—%	$149	$145	2.8%
Corporate Solutions	$52	$49	6.1%	105	98	7.1%
Total Corporate Services	$126	$123	2.4%	$254	$243	4.5%
Listing Services Revenues
Listing services revenues were unchanged in the second quarter of 2020 and increased in the first six months of 2020 compared with the same periods in 2019. In both periods, revenues increased due to higher U.S. listings revenues. In the second quarter of

2020, the increase was offset by lower event-related revenues at the Nasdaq MarketSite and lower NPM program activity, both mainly due to the impact of COVID-19.
Corporate Solutions Revenues
Corporate solutions revenues increased in the second quarter and first six months of 2020 compared with the same periods in 2019 reflecting an increase in governance solutions revenues and investor relations intelligence revenues.
INFORMATION SERVICES
The following table shows revenues from our Information Services segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
	(in millions)			(in millions)
Information Services:
Market Data	$101	$100	1.0%	$198	$200	(1.0)%
Index	68	55	23.6%	141	109	29.4%
Investment Data & Analytics	44	39	12.8%	85	78	9.0%
Total Information Services	$213	$194	9.8%	$424	$387	9.6%
Market Data Revenues
Market data revenues increased slightly in the second quarter of 2020 compared with the same period in 2019 primarily due to organic growth in U.S. proprietary products from new sales, including continued expansion geographically, partially offset by lower shared tape plan revenues. The slight decrease in the first six months of 2020 compared with the same period in 2019 was primarily due to lower under-reported data usage, partially offset by new sales, including continued geographic expansion globally.
Index Revenues
Index revenues increased in the second quarter and first six months of 2020 compared with the same periods in 2019 primarily due to higher licensing revenue from higher average AUM in ETPs linked to Nasdaq indexes, higher licensing revenues from futures trading linked to the Nasdaq 100 Index, and higher index data revenues.
Investment Data & Analytics Revenues
Investment data & analytics revenues increased in the second quarter and first six months of 2020 compared with the same periods in 2019 primarily due to the acquisition of Solovis and growth in eVestment.
* * * * * *
MARKET TECHNOLOGY
The following table shows revenues from our Market Technology segment:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
	(in millions)			(in millions)
Market Technology	$84	$79	6.3%	$165	$156	5.8%
Market Technology Revenues
Market technology revenues increased in the second quarter and first six months of 2020 compared with the same periods in 2019. The increase in the second quarter was primarily due to an increase in SaaS surveillance revenues. The increase for the first six months was due to increases in SaaS surveillance revenues and software delivery and support projects.
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

Expenses
Operating Expenses
The following table shows our operating expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
	(in millions)			(in millions)
Compensation and benefits	$189	$169	11.8%	$384	$344	11.6%
Professional and contract services	31	30	3.3%	58	68	(14.7)%
Computer operations and data communications	35	33	6.1%	70	65	7.7%
Occupancy	26	24	8.3%	51	48	6.3%
General, administrative and other	25	40	(37.5)%	86	56	53.6%
Marketing and advertising	4	10	(60.0)%	14	20	(30.0)%
Depreciation and amortization	50	48	4.2%	98	96	2.1%
Regulatory	7	8	(12.5)%	14	15	(6.7)%
Merger and strategic initiatives	4	5	(20.0)%	10	14	(28.6)%
Restructuring charges	13	—	N/M	25	—	N/M
Total operating expenses	$384	$367	4.6%	$810	$726	11.6%
_______
N/M Not meaningful.
The increase in compensation and benefits expense in the second quarter and first six months of 2020 was primarily due to higher performance incentives and higher compensation costs resulting from our recent acquisitions. Partially offsetting the higher compensation and benefits expense in the first six months of 2020 was lower compensation costs resulting from our 2019 divestiture. The favorable impact from foreign exchange was $2 million for the second quarter of 2020 and $5 million for the first six months of 2020.
Headcount increased to 4,670 employees as of June 30, 2020 from 4,296 as of June 30, 2019 primarily due to our recent acquisitions and growth in our Market Technology and Investment Data & Analytics businesses.
Professional and contract services expense increased slightly in the second quarter of 2020 compared with the same period in 2019. The decrease in the first six months of 2020 was primarily due to lower consulting costs and our 2019 divestiture.
Computer operations and data communications expense increased in the second quarter and first six months of 2020 primarily due to higher market data feed costs.
Occupancy expense increased in the second quarter and first six months of 2020 mainly due to higher costs associated with additional facility and rent costs resulting from expansion of our new U.S. headquarters in New York.
General, administrative and other expense decreased in the second quarter of 2020 reflecting a loss on the early extinguishment of our 2020 Notes in the second quarter of 2019 and lower corporate travel costs, partially offset by charitable contributions made to the Nasdaq Foundation and to social justice charities. The increase in the first six months of 2020 was primarily due to a loss on the early extinguishment of our 2021 Notes and charitable contributions made to the COVID-19 response and relief efforts and the contributions described above.
Marketing and advertising expense decreased in the second quarter and first six months of 2020 primarily due to lower event spending.
Merger and strategic initiatives expense decreased in the second quarter and first six months of 2020. We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third party transaction costs and will vary based on the size and frequency of the activities described above.
Restructuring charges were $13 million in the second quarter and $25 million in the first six months of 2020. See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of our 2019 restructuring plan and charges associated with this plan.

Non-operating Income and Expenses
The following table shows our non-operating income and expenses:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
	(in millions)			(in millions)
Interest income	$1	$3	(66.7)%	$3	$6	(50.0)%
Interest expense	(26)	(31)	(16.1)%	(52)	(68)	(23.5)%
Net interest expense	(25)	(28)	(10.7)%	(49)	(62)	(21.0)%
Net gain on divestiture of business	—	—	—%	—	27	(100.0)%
Other income	—	1	(100.0)	5	1	400.0%
Net income from unconsolidated investees	26	10	160.0%	43	55	(21.8)%
Total non-operating income (expenses)	$1	$(17)	(105.9)%	$(1)	$21	(104.8)%
Interest Expense
Interest expense decreased in the second quarter and first six months of 2020 compared with the same periods in 2019 primarily due to the refinancing of our 3.875% senior notes in March 2020 with the 2030 Notes at a lower interest rate, the refinancing of our 5.55% senior notes in May 2019 with the 2029 Notes at a lower interest rate and the repayment of our senior unsecured floating rate notes in March 2019 with commercial paper issuances and cash on hand. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
The following table shows our interest expense:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
	(in millions)			(in millions)
Interest expense on debt	$24	$29	(17.2)%	$48	$64	(25.0)%
Accretion of debt issuance costs and debt discount	1	1	—%	3	3	—%
Other fees	1	1	—%	1	1	—%
Interest expense	$26	$31	(16.1)%	$52	$68	(23.5)%
Net Gain on Divestiture of Business
The net gain on divestiture of business in the first six months of 2019 primarily related to our divestiture of BWise. See “2019 Divestiture,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion.
Net Income from Unconsolidated Investees
Net income from unconsolidated investees increased in the second quarter and decreased in the first six months of 2020 compared with the same periods in 2019 primarily due to income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Tax Matters
The following table shows our income tax provision and effective tax rate:

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2020	2019		2020	2019
	($ in millions)			($ in millions)
Income tax provision	$75	$65	15.4%	$145	$131	10.7%
Effective tax rate	23.7%	27.2%		24.6%	23.7%
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
For the three and six months ended June 30, 2020, other significant items included charitable contributions made to the Nasdaq Foundation, COVID-19 response and relief efforts, and social justice charities which are recorded in general, administrative and other expense in our Condensed Consolidated Statements of Income. The first six months of 2020 also included a loss on extinguishment of debt which is recorded in general, administrative and other expense in our Condensed Consolidated Statements of Income.
For the three and six months ended June 30, 2019, other significant items primarily included a loss on extinguishment of debt which is recorded in general, administrative and other expense in our Condensed Consolidated Statements of Income. The first six months of 2019 also included a net gain on divestiture of business which represents our pre-tax net gain of $27 million on the sale of BWise.
Significant tax items:
The non-GAAP adjustment to the income tax provision included the tax impact of each non-GAAP adjustment and:

•for the three and six months ended June 30, 2020, a tax benefit on compensation related deductions determined to be allowable in the current period;
•for the six months ended June 30, 2020 and 2019, excess tax benefits related to employee share-based compensation to reflect the recognition of the income tax effects of share-based awards when awards vest or are settled. This item is subject to volatility and will vary based on the timing of the vesting of employee share-based compensation arrangements and fluctuation in our stock price; and
•for the six months ended June 30, 2019, a tax benefit related to capital distributions from the OCC.
* * * * * *
The following table shows reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	(in millions, except share and per share amounts)
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$241	$1.45	$174	$1.04
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	26	0.16	26	0.16
Merger and strategic initiatives expense	4	0.02	5	0.03
Restructuring charges	13	0.08	—	—
Net income from unconsolidated investee	(25)	(0.15)	(9)	(0.05)
Extinguishment of debt	—	—	11	0.06
Charitable donations	12	0.07	—	—
Other	2	0.01	3	0.02
Total non-GAAP adjustments	32	0.19	36	0.22
Adjustment to the income tax provision to reflect non-GAAP adjustments and other tax items	(17)	(0.10)	(7)	(0.04)
Total non-GAAP adjustments, net of tax	15	0.09	29	0.18
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$256	$1.54	$203	$1.22
Weighted-average common shares outstanding for diluted earnings per share		166,073,354		167,041,419

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
	(in millions, except share and per share amounts)
	Net Income	Diluted Earnings Per Share	Net Income	Diluted Earnings Per Share
U.S. GAAP net income attributable to Nasdaq and diluted earnings per share	$444	$2.67	$421	$2.52
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	50	0.30	51	0.31
Merger and strategic initiatives expense	10	0.06	14	0.08
Restructuring charges	25	0.15	—	—
Net income from unconsolidated investees	(41)	(0.25)	(54)	(0.32)
Extinguishment of debt	36	0.22	11	0.06
Net gain on divestiture of business	—	—	(27)	(0.16)
Charitable donations	17	0.10	—	—
Other	4	0.03	6	0.04
Total non-GAAP adjustments	101	0.61	1	0.01
Adjustment to the income tax provision to reflect non-GAAP adjustments and other tax items	(36)	(0.22)	(11)	(0.07)
Excess tax benefits related to employee share-based compensation	(3)	(0.02)	(4)	(0.02)
Total non-GAAP tax adjustments	(39)	(0.24)	(15)	(0.09)
Total non-GAAP adjustments, net of tax	62	0.37	(14)	(0.08)
Non-GAAP net income attributable to Nasdaq and diluted earnings per share	$506	$3.04	$407	$2.44
Weighted-average common shares outstanding for diluted earnings per share		166,424,676		167,034,783

Liquidity and Capital Resources
Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock and debt. Currently, our cost and availability of funding remain healthy.
In response to the uncertainties posed by COVID-19 and related economic impacts, we took actions to strengthen our liquidity and cash position and to reduce our refinancing risk.
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
In April 2020, we issued the 2050 Notes and used the net proceeds from the 2050 Notes to repay a portion of amounts previously borrowed under the 2017 Credit Facility. For further discussion of the 2050 Notes, see “3.25% Senior Unsecured Notes Due 2050,” of Note 8, “Debt Obligations,”
to the condensed consolidated financial statements. In June 2020, the remaining outstanding amount under the 2017 Credit Facility was repaid using cash on hand. As of June 30, 2020, the total remaining amount available under the 2017 Credit Facility was $999 million, which excludes the amount that supports a letter of credit.
Also in June 2020, we repaid all outstanding borrowings under our commercial paper program.
In February 2020, we issued the 2030 Notes. We primarily used the net proceeds from the 2030 Notes to redeem the 2021 Notes and for other general corporate purposes. See “0.875% Senior Unsecured Notes Due 2030,” and “Early Extinguishment of 3.875% Senior Unsecured Notes Due 2021,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion. This offering reduced our borrowing costs and also eliminated near-term bond maturities until May 2023.
As of June 30, 2020, our sources and uses of cash were not materially impacted by COVID-19 and we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. We will continue to closely monitor and manage our liquidity and capital resources. In addition, we continue to prudently assess our capital deployment strategy through balancing acquisitions, internal investments, debt repayments, and shareholder return activity including share repurchases and dividends.
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
The value of various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, the current portion of long-term debt, and commercial paper, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $467 million as of June 30, 2020, compared with $63 million as of December 31, 2019, an increase of $404 million. Current asset balance changes increased working capital by $426 million, with increases in cash and cash equivalents, default funds and margin deposits, and receivables, net, partially offset by decreases in financial investments and other current assets. Current liability balance changes decreased working capital by $22 million, due to increases in Section 31 fees payable to the SEC, deferred revenue, default funds and margin deposits and other current liabilities, partially offset by decreases in short-term debt, accrued personnel costs, and accounts payable and accrued expenses.
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
Financial Assets
The following table summarizes our financial assets:

	June 30, 2020	December 31, 2019
	(in millions)
Cash and cash equivalents	$711	$332
Restricted cash	30	30
Financial investments	206	291
Total financial assets	$947	$653
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of June 30, 2020, our cash and cash equivalents of $711 million were primarily invested in bank deposits and money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of June 30, 2020 increased $379 million from December 31, 2019, primarily due to:
•proceeds from issuances of long-term debt, net of issuance costs and utilization of credit commitment;
•net cash provided by operating activities; and
•proceeds from the net sales of securities. These increases were partially offset by:
•repayments of borrowings under our credit commitment and debt obligations;
•repayments of commercial paper, net;
•cash dividends paid on our common stock;
•cash paid for acquisitions, net of cash and cash equivalents acquired;
•repurchases of our common stock;
•purchases of property and equipment; and
•payment of debt extinguishment cost.
See “Cash Flow Analysis” below for further discussion.
Restricted cash is restricted from withdrawal due to contractual or regulatory requirements or is not available for general use. Restricted cash was $30 million as of June 30, 2020, unchanged from December 31, 2019. Restricted cash is classified as restricted cash in the Condensed Consolidated Balance Sheets.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $131 million as of June 30, 2020 and $160 million as of December 31, 2019. The remaining balance held in the U.S. totaled $580 million as of June 30, 2020 and $172 million as of December 31, 2019.
Unremitted earnings of certain subsidiaries outside of the U.S. are used to finance our international operations and are considered to be indefinitely reinvested.
Share Repurchase Program
See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Cash Dividends on Common Stock
The following table shows quarterly cash dividends paid per common share on our outstanding common stock:

	2020	2019
First quarter	$0.47	$0.44
Second quarter	0.49	0.47
Total	$0.96	$0.91
See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Financial Investments
Our financial investments totaled $206 million as of June 30, 2020 and $291 million as of December 31, 2019 and are primarily comprised of highly rated European government debt securities and highly rated corporate debt. Of these securities, $175 million as of June 30, 2020 and $169 million as of December 31, 2019 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
* * * * * *
Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	June 30, 2020	December 31, 2019
		(in millions)
Short-term debt - commercial paper		$—	$391
Long-term debt:
3.875% senior unsecured notes	Repaid March 2020	—	671
1.75% senior unsecured notes	May 2023	670	668
$1 billion senior unsecured revolving credit facility	April 2022	(2)	(2)
4.25% senior unsecured notes	June 2024	498	497
3.85% senior unsecured notes	June 2026	497	497
1.75% senior unsecured notes	March 2029	667	665
0.875% senior unsecured notes	February 2030	667	—
3.25% senior unsecured notes	April 2050	485	—
Total long-term debt		3,482	2,996
Total debt obligations		$3,482	$3,387

In addition to the $1 billion senior unsecured revolving credit facility, we also have other credit facilities primarily related to our Nasdaq Clearing operations in order to provide further liquidity. Other credit facilities, which are available in multiple currencies, totaled $205 million as of June 30, 2020 and $203 million as of December 31, 2019 in available liquidity, none of which was utilized as of June 30, 2020, and of which $15 million was utilized as of December 31, 2019.
As of June 30, 2020, we were in compliance with the covenants of all of our debt obligations.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of June 30, 2020, our required regulatory capital of $153 million was comprised of highly rated European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.

Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access, NPM Securities, SMTX, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of June 30, 2020, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $52 million, substantially all of which is held in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required minimum net capital is included in restricted cash in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of June 30, 2020, our required regulatory capital of $35 million was invested in European government debt securities that are included in financial investments and restricted cash in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of June 30, 2020, other required regulatory capital was $11 million and was primarily included in restricted cash and financial investments in the Condensed Consolidated Balance Sheets.

* * * * * *
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Six Months Ended June 30,		Percentage Change
	2020	2019
Net cash provided by (used in):	(in millions)
Operating activities	$821	$523	57.0%
Investing activities	(145)	(163)	(11.0)%
Financing activities	(294)	(573)	(48.7)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3)	(10)	(70.0)%
Net increase (decrease) in cash and cash equivalents and restricted cash	379	(223)	(270.0)%
Cash and cash equivalents and restricted cash at beginning of period	362	586	(38.2)%
Cash and cash equivalents and restricted cash at end of period	$741	$363	104.1%

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
Net cash provided by operating activities increased $298 million for the six months ended June 30, 2020 compared with the same period in 2019. The increase was primarily driven by higher net income, an increase in Section 31 fees payable to the SEC as a result of unusually high U.S. industry trading volumes, lower performance incentive payments made in the first six months of 2020 compared with the same period in 2019 primarily due to prior year performance, lower income taxes paid, and lower interest paid due to a decline in average interest rates on our debt obligations, partially offset by an increase in receivables, net due to higher U.S. industry trading volumes.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 primarily related to $157 million of cash used for acquisitions, net of cash and cash equivalents acquired and $68 million of purchases of property and equipment, partially offset by $85 million of proceeds from the net sales of securities.
Net cash used in investing activities for the six months ended June 30, 2019 primarily related to $193 million of cash used for the acquisition of Cinnober, $63 million of purchases of property and equipment, partially offset by receipt of cash of$108 million related to the sale of the BWise enterprise governance, risk and compliance software platform.
Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2020 primarily related to $1,470 million in repayments of borrowings under our credit commitment and debt obligations, $391 million of net repayments of commercial paper, $158 million of dividend payments to our shareholders, $152 million in repurchases of common stock, and a $36 million payment for debt extinguishment costs, partially offset by $1,928 million of proceeds from issuances of long-term debt and the utilization of our credit commitment.
Net cash used in financing activities for the six months ended June 30, 2019 primarily related to $1,215 million in repayments of debt obligations, $150 million of dividend payments to our shareholders, and $50 million in repurchases of common stock, partially offset by $680 million from the utilization of our credit commitment and issuances of long-term debt and $192 million in net borrowings of commercial paper.
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
* * * * * *
Contractual Obligations and Contingent Commitments
Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, operating lease payments, and other obligations. The following table shows these contractual obligations as of June 30, 2020.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations by contract maturity(1)	$4,410	$86	$846	$628	$2,850
Operating lease obligations(2)	591	71	62	52	406
Purchase obligations(3)	57	30	27	—	—
Total	$5,058	$187	$935	$680	$3,256
____________
(1) Our debt obligations include both principal and interest obligations. As of June 30, 2020, an interest rate of 1.30% was used to compute the amount of the contractual obligations for interest on the 2017 Credit Facility. All other debt obligations were primarily calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount as of June 30, 2020. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
(2) Operating lease obligations represent our undiscounted operating lease liabilities as of June 30, 2020. See Note 15, “Leases,” to the condensed consolidated financial statements for further discussion of our leases.
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
Financial Investments
As of June 30, 2020, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of June 30, 2020, the fair value of this portfolio would have declined by $6 million.
Debt Obligations
As of June 30, 2020, the majority of our debt obligations were fixed-rate obligations, provided that the interest rates on certain tranches of notes were subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 8, “Debt Obligations,” to the condensed consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of borrowings under our 2017 Credit Facility, as the interest rate on this facility has a variable interest rate. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program, which have variable interest rates. As of June 30, 2020, there were no outstanding borrowings under our 2017 Credit Facility or commercial paper program.
We may utilize interest rate swap agreements to achieve a desired mix of variable and fixed rate debt.

Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and six months ended June 30, 2020 is presented in the following table:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended June 30, 2020
Average foreign currency rate to the U.S. dollar	1.1009	0.1033	#	N/A	N/A
Percentage of revenues less transaction-based expenses	7.5%	6.2%	4.8%	81.5%	100.0%
Percentage of operating income	12.4%	(4.2)%	(4.3)%	96.1%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(5)	$(5)	$(3)	$—	$(13)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(1)	$(2)	$—	$(7)

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Six Months Ended June 30, 2020
Average foreign currency rate to the U.S. dollar	1.1016	0.1033	#	N/A	N/A
Percentage of revenues less transaction-based expenses	7.7%	6.5%	4.7%	81.1%	100.0%
Percentage of operating income	7.6%	(4.0)%	(4.7)%	101.1%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(11)	$(9)	$(7)	$—	$(27)
Impact of a 10% adverse currency fluctuation on operating income	$(5)	$(2)	$(3)	$—	$(10)
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
Our primary exposure to net assets in foreign currencies as of June 30, 2020 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona(1)	$3,239	$(324)
British Pound	194	(19)
Norwegian Krone	157	(16)
Canadian Dollar	114	(11)
Australian Dollar	110	(11)
Euro	32	(3)
____________
(1) Includes goodwill of $2,408 million and intangible assets, net of $595 million.
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
Execution Access is an introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Industrial and Commercial Bank of China Financial Services LLC, or ICBC. As of June 30, 2020, we have contributed $10 million of clearing deposits to ICBC in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in
Execution Access is cleared by ICBC through the Fixed Income Clearing Corporation, with ICBC acting as agent. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is at least one business day (or more, if specified by the U.S. Treasury issuance calendar). Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk. Daily position trading limits are also enforced for such counterparties.
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
Changes in internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See “Legal and Regulatory Matters - Litigation,” of Note 17, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our most recent Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our most recent Form 10-K and Form 10-Q are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Risks Relating to our Business
The COVID-19 pandemic could have an adverse effect on our business, financial condition, liquidity or results of operations.
We are continuing to closely monitor the evolving impact of the COVID-19 pandemic on our industry and business in the United States and worldwide, including its effect on our customers, employees, vendors and other stakeholders. The COVID-19 pandemic has created significant volatility, uncertainty and economic disruption, which may adversely affect our business, financial condition, liquidity or results of operations.
While results in our Market Services business were strong in the second quarter reflecting unusually high trading volumes amidst the COVID-19 pandemic, there is no assurance that such trading levels will continue. In our Corporate Services segment, while we have experienced increased demand for IPOs in the second quarter compared to the first quarter, we cannot predict whether investor demand for IPOs and new listings will continue for the remainder of the year, and customers in certain industries, particularly those adversely affected by the effects of COVID-19, are delaying or reducing discretionary spending for our Corporate Services offerings. We continue to observe that certain Market Technology customers are delaying purchasing decisions or extending implementation schedules. In our Information Services segment, some customers are scrutinizing their discretionary spending, and consequently extending our sales cycle. While our licensed ETPs, and in particular our Nasdaq 100 index, have grown due to the increases in the market and net inflows, there is no assurance that such growth or volume trends will continue for the remainder of year.
As the COVID-19 pandemic and its resultant economic effects continue, other existing customers in our each of our segments may reduce or cancel spending for our products and services. Additionally, our sales pipeline with new client prospects may be further affected as new clients may delay or cancel purchase decisions while they evaluate the impact of COVID-19.
In response to COVID-19, we have shifted to having a majority of our staff work from home and have added additional network capacity and monitoring. However, such remote work may cause heightened cybersecurity and operational risks. Certain of our global offices have re-opened on a limited basis, or expect to re-open subject to limitations during the third quarter. We could face disruption to our business or operations if a significant number of our employees or any of our key employees becomes ill due to the virus. Any disruption to our ability to deliver services to our clients could result in liability to our customers, regulatory fines, penalties or other sanctions, increased operational costs or harm to our reputation and brand. This, in turn, may have an adverse effect on our business, financial condition, liquidity or results of operations.
Due to the pandemic, we may be exposed to increased credit risk from third parties, including our customers, who may be unable to pay our invoices when they become due. We also may be exposed to increased counterparty default risk, including at Nasdaq Clearing and in our FICC business, which could pose a risk to our liquidity. In addition, we may be exposed to liquidity and credit risk with respect to our investments; if the value of those investments becomes impaired, we may be required to incur charges relating to such impairments. If any of these risks materialize, we may experience adverse consequences to our operating results or ability to conduct our business.
The extent to which the COVID-19 pandemic impacts our business, financial condition, liquidity or results of operations will depend on future developments, which are uncertain and cannot be predicted, including the scope and duration of the COVID-19 pandemic, the length of time government, commercial and travel limitations are in place, the continued effectiveness of our remote work arrangements, actions taken by governmental authorities, regulators and other third parties in response to the pandemic, as well as other direct and indirect impacts on us, our exchanges, our customers, our vendors and other stakeholders. To the extent the COVID-19 pandemic adversely affects our business, financial condition, liquidity or results of operations, it may also have the effect of heightening risks described in the section entitled “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended June 30, 2020:

Period(1)(2)	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

April 2020
Share repurchase program	310,707	$97.54	310,707	$480
Employee transactions	8,990	$96.47	N/A	N/A

May 2020
Share repurchase program	—	$—	—	$480
Employee transactions	3,235	$108.42	N/A	N/A

June 2020
Share repurchase program	—	$—	—	$480
Employee transactions	9,033	$118.13	N/A	N/A

Total Quarter Ended June 30, 2020
Share repurchase program	310,707	$97.54	310,707	$480
Employee transactions	21,258	$107.55	N/A	N/A

____________
N/A Not applicable.
(1) See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
(2) Represents shares surrendered to us to satisfy tax withholding obligations arising from the vesting of restricted stock and PSUs issued to employees.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number
4.1
Eighth Supplemental Indenture, dated April 28, 2020, by and between Nasdaq, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 28, 2020).

10.1	Amended and Restated Board Compensation Policy, effective on May 19, 2020.*

10.2	Form of Nasdaq Restricted Stock Unit Award Certificate (employees)*

10.3	Form of Nasdaq Restricted Stock Unit Award Certificate (directors)*

10.4	Form of Nasdaq Three-Year Performance Share Unit Agreement*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President, Corporate Strategy and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101	The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

Date:	August 5, 2020	By:	/s/ Adena T. Friedman
		Name:	Adena T. Friedman
		Title:	President and Chief Executive Officer

Date:	August 5, 2020	By:	/s/ Michael Ptasznik
		Name:	Michael Ptasznik
		Title:	Executive Vice President, Corporate Strategy and Chief Financial Officer