Form 10-Q
period 2021-03-31
NASDAQ, INC.
filed 2021-05-05
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2021
Common Stock, $0.01 par value per share	164,093,333	shares

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
IPO: Initial Public Offering
LIBOR: London Interbank Offered Rate
NFF: Nasdaq Financial Framework; Nasdaq's end-to-end technology solutions for market infrastructure operators,
ii

buy-side firms, sell-side firms and other non-financial markets
NPM: The NASDAQ Private Market, LLC
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
* * * * * *
This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs is based on data generated internally by us; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes issuers that switched from other listing venues, closed-end funds and ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges and Nasdaq First North also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in our Form 10-K for the fiscal year ended December 31, 2020 that was filed with the SEC on February 23, 2021.
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
Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are more fully described in the “Risk Factors” section in our Form 10-K that was filed with the SEC on February 23, 2021. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$774	$2,745
Restricted cash and cash equivalents	38	37
Financial investments	215	195
Receivables, net	574	566
Default funds and margin deposits	3,737	3,942
Other current assets	316	175
Total current assets	5,654	7,660
Property and equipment, net	482	475
Goodwill	8,508	6,850
Intangible assets, net	2,967	2,255
Operating lease assets	396	381
Other non-current assets	483	358
Total assets	$18,490	$17,979
Liabilities
Current liabilities:
Accounts payable and accrued expenses	$183	$175
Section 31 fees payable to SEC	131	224
Accrued personnel costs	174	227
Deferred revenue	519	235
Other current liabilities	377	121
Default funds and margin deposits	3,737	3,942
Short-term debt	435	—
Total current liabilities	5,556	4,924
Long-term debt	5,455	5,541
Deferred tax liabilities, net	542	502
Operating lease liabilities	406	389
Other non-current liabilities	197	187
Total liabilities	12,156	11,543
Commitments and contingencies
Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 170,860,750 at March 31, 2021 and 171,278,761 at December 31, 2020; shares outstanding: 164,242,471 at March 31, 2021 and 164,933,678 at December 31, 2020	2	2
Additional paid-in capital	2,405	2,547
Common stock in treasury, at cost: 6,618,279 shares at March 31, 2021 and 6,345,083 shares at December 31, 2020	(415)	(376)
Accumulated other comprehensive loss	(1,505)	(1,368)
Retained earnings	5,845	5,628
Total Nasdaq stockholders’ equity	6,332	6,433
Noncontrolling interests	2	3
Total equity	6,334	6,436
Total liabilities and equity	$18,490	$17,979

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Market Services	$1,139	$933
Corporate Platforms	155	128
Investment Intelligence	258	211
Market Technology	100	81
Total revenues	1,652	1,353
Transaction-based expenses:
Transaction rebates	(654)	(479)
Brokerage, clearance and exchange fees	(147)	(173)
Revenues less transaction-based expenses	851	701
Operating expenses:
Compensation and benefits	239	195
Professional and contract services	27	27
Computer operations and data communications	44	35
Occupancy	28	25
General, administrative and other	13	61
Marketing and advertising	10	9
Depreciation and amortization	63	48
Regulatory	7	7
Merger and strategic initiatives	45	7
Restructuring charges	10	12
Total operating expenses	486	426
Operating income	365	275
Interest income	1	2
Interest expense	(29)	(26)
Other income	1	5
Net income from unconsolidated investees	57	17
Income before income taxes	395	273
Income tax provision	97	70
Net income attributable to Nasdaq	$298	$203
Per share information:
Basic earnings per share	$1.81	$1.23
Diluted earnings per share	$1.78	$1.22
Cash dividends declared per common share	$0.49	$0.47
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
Net income	$298	$203
Other comprehensive loss:
Foreign currency translation losses	(114)	(215)
Income tax expense(1)	(23)	(8)
Foreign currency translation, net	(137)	(223)

Comprehensive income (loss) attributable to Nasdaq	$161	$(20)
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on Euro denominated notes.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2021		2020
	Shares	$	Shares	$
Common stock	165	2	165	2

Additional paid-in capital
Beginning balance		2,547		2,632
Share repurchase program	(1)	(162)	(1)	(122)
Share-based compensation	1	19	1	17
Stock option exercises, net	—	1	—	—
Ending balance		2,405		2,527

Common stock in treasury, at cost
Beginning balance		(376)		(336)
Other employee stock activity	(1)	(39)	(1)	(28)
Ending balance		(415)		(364)

Accumulated other comprehensive loss
Beginning balance		(1,368)		(1,686)
Other comprehensive loss		(137)		(223)
Ending balance		(1,505)		(1,909)

Retained earnings
Beginning balance		5,628		5,027
Impact of adoption of ASU 2016-13		—		(12)
Net income		298		203
Cash dividends declared per common share		(81)		(78)
Ending balance		5,845		5,140

Total Nasdaq stockholders’ equity		6,332		5,396

Noncontrolling interests
Beginning balance		3		—
Net activity related to noncontrolling interests		(1)		2
Ending balance		2		2

Total Equity	164	$6,334	164	$5,398

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020

Cash flows from operating activities:
Net income	$298	$203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63	48
Share-based compensation	19	17
Deferred income taxes	20	(1)
Extinguishment of debt	—	36
Net income from unconsolidated investees	(57)	(17)
Other reconciling items included in net income	3	(1)
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	6	(174)
Other assets	(94)	69
Accounts payable and accrued expenses	12	28
Section 31 fees payable to SEC	(93)	29
Accrued personnel costs	(52)	(53)
Deferred revenue	255	204
Other liabilities	14	(8)
Net cash provided by operating activities	394	380
Cash flows from investing activities:
Purchases of securities	(60)	(92)
Proceeds from sales and redemptions of securities	28	114
Acquisition of businesses, net of cash and cash equivalents acquired	(2,430)	(157)
Purchases of property and equipment	(42)	(26)
Other investing activities	(1)	7
Net cash used in investing activities	(2,505)	(154)
Cash flows from financing activities:
Proceeds from (repayments of) commercial paper, net	435	(42)
Repayments of borrowings under our credit commitment and debt obligations	(100)	(671)
Payment of debt extinguishment cost	—	(36)
Proceeds from issuances of long-term debt, net of issuance costs and utilization of credit commitment	100	1,443
Repurchases of common stock	(162)	(122)
Dividends paid	(81)	(78)
Payments related to employee shares withheld for taxes	(39)	(28)
Other financing activities	(1)	2
Net cash provided by financing activities	152	468
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(11)	(12)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(1,970)	682
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	2,782	362
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$812	$1,044
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$19	$33
Income taxes, net of refund	$45	$41

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
Market Services
Our Market Services segment includes our Equity Derivative Trading and Clearing, Cash Equity Trading, FICC and Trade Management Services businesses. We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in certain countries where we operate exchanges, we also provide broker services, clearing, settlement and central depository services. In January 2020, we commenced an orderly wind-down of our Nordic broker services operations business. We expect this wind-down to continue through 2021. Also, in February 2021, we announced that we entered into a purchase and sale agreement, or the Purchase Agreement, to sell our U.S. Fixed Income business and as a result, this business has been classified as held for sale as of March 31, 2021. See Note 5, “Assets and Liabilities Held for Sale,” for further discussion.
Our transaction-based platforms provide market participants with the ability to access, process, display and integrate orders and quotes. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions, providing fee-based revenues.
In the U.S., we operate six options exchanges and three cash equity exchanges. The Nasdaq Stock Market, the largest of our cash equities exchanges, is the largest single venue of liquidity for trading U.S.-listed cash equities. The U.S. portion of Nasdaq Fixed Income includes an electronic platform for trading of U.S. Treasuries and we also operate a Canadian exchange for the trading of certain Canadian-listed securities. As noted above, in February 2021, we announced that we entered into a Purchase Agreement to sell our U.S. Fixed Income business.
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
Through our Trade Management Services business, we provide market participants with a wide variety of alternatives for connecting to and accessing our markets. Our marketplaces may be accessed via a number of different protocols used for quoting, order entry, trade reporting, and connectivity to various data feeds. We also offer the Nasdaq Workstation, a browser-based, front-end interface that allows market participants to view data and enter orders, quotes and trade reports. In addition, we offer a variety of add-on compliance tools to help firms comply with regulatory requirements.
We provide colocation services to market participants, whereby we offer firms cabinet space and power to house their own equipment and servers within our data centers. Additionally, we offer a number of wireless connectivity offerings between select data centers using millimeter wave and microwave technology.
Our broker services operations business primarily offers technology and customized securities administration solutions to financial participants in the Nordic market. As noted above, we have commenced an orderly wind-down of our Nordic broker services operations business that will continue through 2021.
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
We are continuing to grow our U.S. Corporate Bond exchange for the listing of corporate bonds. This exchange operates pursuant to The Nasdaq Stock Market exchange license and is powered by the NFF. As of March 31, 2021, 92 corporate bonds were listed on the Corporate Bond exchange. We also continue to grow the Nasdaq Sustainable Bond Network, a platform for increased transparency in the global sustainable bond markets.
As of March 31, 2021, there were 3,667 total listings on The Nasdaq Stock Market, including 410 ETPs. The combined market capitalization was approximately $23.0 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,090 listed companies with a combined market capitalization of approximately $2.2 trillion.
Our IR & ESG Services business includes our Investor Relations Intelligence and Governance Solutions businesses, which serve both public and private companies and organizations. Our public company clients can be companies listed on our exchanges or other U.S. and global exchanges. We help organizations enhance their ability to understand and expand their global shareholder base, improve corporate governance, and navigate the evolving ESG landscape through our suite of advanced technology, analytics, reporting and consultative services. We provide clients with counsel on a range of governance and sustainability-related issues. Our offerings also include our ESG Advisory service and our board assessment and collaboration technology.
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
Our Index business develops and licenses Nasdaq-branded indexes and financial products. We also license cash-settled options, futures and options on futures on our indexes. As of March 31, 2021, 349 ETPs listed in 30 countries and exchanges tracked a Nasdaq index and accounted for $385 billion in AUM.
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
Market Technology
Our Market Technology segment includes our Marketplace Infrastructure Technology business, which includes our solutions for the full trade life cycle to market infrastructure operators, banks and brokers, and non-financial market operators and our Anti Financial Crime Technology business, which includes our SaaS offering providing surveillance, risk management, and Verafin's anti-money laundering and fraud technology solutions.
Our Market Technology segment is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers, buy-side firms and corporate businesses. Our Market Technology business is the sales channel for our complete global offering to other marketplaces.
Our marketplace infrastructure technology solutions power over 130 market infrastructure operators and new market clients in more than 50 countries and handles a wide array of assets, including but not limited to cash equities, equity derivatives, currencies, various interest-bearing securities, commodities, energy products and digital currencies. Our solutions can also be used in the creation of new asset classes, and non-capital markets customers, including those in insurance liabilities securitization, cryptocurrencies and sports wagering.
We also continue to extend our anti-financial crime strategy. Our Nasdaq Trade Surveillance solution is a managed service designed for brokers and other market participants to assist them in complying with market rules, regulations and internal market surveillance policies. We have added a cloud-deployed anti-money laundering offering with an automated investigator tool for retail banks, the Nasdaq Automated Investigator. Additionally, in February 2021, we completed the acquisition of Verafin, a SaaS technology provider of anti-financial crime management solutions that provides a cloud-based platform to help detect, investigate, and report money laundering and financial fraud. See “2021 Acquisition,” of Note 4, “Acquisitions,” for further discussion.
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
Nasdaq has considered the impact of COVID-19 on the assumptions and estimates used in evaluating our assets and liabilities, including but not limited to our goodwill, intangible assets, equity method investments, equity securities and allowance for losses on accounts receivable. We determined that there were no material adverse impacts on our results of operations and financial position for the three months ended March 31, 2021. In addition, there were no material impairment charges recorded for the three months ended March 31, 2021. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.
Subsequent Events
There have been no subsequent events through the issuance date of this Quarterly Report on Form 10-Q that would require disclosure in, or adjustment to, the condensed consolidated financial statements.

* * * * * *
3. Revenue From Contracts With Customers
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
	Market Services	Corporate Platforms	Investment Intelligence	Market Technology	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$258	$—	$—	$—	$258
Trade management services	80	—	—	—	80
Listing services	—	98	—	—	98
IR & ESG Services	—	57	—	—	57
Market data	—	—	108	—	108
Index	—	—	102	—	102
Analytics	—	—	48	—	48
Marketplace Infrastructure Technology	—	—	—	54	54
Anti Financial Crime Technology	—	—	—	46	46
Revenues less transaction-based expenses	$338	$155	$258	$100	$851

	Three Months Ended March 31, 2020
	Market Services	Corporate Platforms	Investment Intelligence	Market Technology	Consolidated
	(in millions)
Transaction-based trading and clearing, net	$209	$—	$—	$—	$209
Trade management services	72	—	—	—	72
Listing services	—	75	—	—	75
IR & ESG Services	—	53	—	—	53
Market data	—	—	97	—	97
Index	—	—	73	—	73
Analytics	—	—	41	—	41
Marketplace Infrastructure Technology	—	—	—	52	52
Anti Financial Crime Technology	—	—	—	29	29
Revenues less transaction-based expenses	$281	$128	$211	$81	$701
For the three months ended March 31, 2021, approximately 73% of Market Services revenues were recognized at a point in time and 27% were recognized over time. For the three months ended March 31, 2020, approximately 72% of Market Services revenues were recognized at a point in time and 28% were recognized over time. Substantially all revenues from the Corporate Platforms, Investment Intelligence and Market Technology segments were recognized over time for the three months ended March 31, 2021 and 2020.
* * * * * *
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $19 million as of March 31, 2021 and $21 million as of December 31, 2020. The changes in the balance between periods were immaterial. We do not have obligations for warranties, returns or refunds to customers.
For the majority of our contracts with customers, except for our market technology and listings services contracts, our performance obligations are short-term in nature and there is no significant variable consideration.
We do not have a material amount of revenue recognized from performance obligations that were satisfied in prior periods. We do not provide disclosures about transaction price allocated to unsatisfied performance obligations if contract durations are less than one year. Excluding our market technology contracts, for contract durations that are one-year or greater, materially all of the transaction price allocated to unsatisfied performance obligations is included in deferred revenue. For our market technology contracts, the portion of transaction price allocated to unsatisfied performance obligations is shown in the table below. Deferred revenue primarily represents our contract liabilities related to our fees for annual and initial listings, market technology, IR & ESG services and investment intelligence contracts. Deferred revenue is the only significant contract asset or liability as of March 31, 2021. See Note 8, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.
Transaction Price Allocated to Remaining Performance Obligations
As stated above, for contract durations that are one-year or greater, we do not have a material portion of transaction price allocated to unsatisfied performance obligations that are not included in deferred revenue other than for our market technology contracts.
* * * * * *
For our market technology contracts, the following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied as of March 31, 2021:

(in millions)
2021(1)	$218
2022	213
2023	97
2024	71
2025	54
2026 and thereafter	115
Total	$768
____________
(1)    Represents the estimated revenue to be recognized for the remaining nine months of 2021.

Market technology deferred revenue, as discussed in Note 8, “Deferred Revenue,” represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations.
4. Acquisitions
We completed the following acquisitions in 2021 and 2020. Financial results of each transaction are included in our condensed consolidated financial statements from the date of each acquisition.
2021 Acquisition

	Purchase Consideration	Total Net Liabilities Acquired	Acquired Intangible Assets	Goodwill
	(in millions)
Verafin	$2,651	$(37)	$815	$1,873

Acquisition of Verafin
In February 2021, we completed the acquisition of Verafin, a SaaS technology provider of anti-financial crime management solutions that provides a cloud-based platform to help detect, investigate, and report money laundering and financial fraud, for an aggregate purchase price of $2.75 billion, subject to certain adjustments. The $2.75 billion purchase price includes a cash payment of $102 million, the release of which is subject to certain employment-related conditions over three years following the closing of the transaction. This payment was recorded as a prepaid expense and is recorded in other current and non-current assets in our Condensed Consolidated Balance Sheets and will be amortized to merger and strategic initiatives expense on a straight-line basis over a three-year period. Verafin is part of our Market Technology segment.
Nasdaq used the net proceeds from our offering of senior notes in December 2020, commercial paper issuances, and cash on hand to fund this acquisition. See “Commercial Paper Program,” and “Senior Unsecured Notes Due 2022, 2031 and 2040,” of Note 9, “Debt Obligations,” for further discussion.
The amounts in the table above represent the preliminary allocation of purchase price as of March 31, 2021 and are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values, which may include tax and other estimates, during the measurement period will be recorded in the reporting period in which the adjustment amounts are determined. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.
Intangible Assets
The following table presents the details of acquired intangible assets for Verafin at the date of acquisition. Acquired intangible assets with finite lives are amortized using the straight-line method.

	Customer Relationships	Technology	Trade Name	Total Acquired Intangible Assets
Intangible asset value (in millions)	$532	$246	$37	$815
Discount rate used	7.5%	7.5%	7.5%
Estimated average useful life	22 years	7 years	20 years
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
For our acquisition of Verafin, a discounted tax amortization benefit was added to the fair value of the assets under the assumption that the customer relationships would be amortized for tax purposes over a period of 20 years.
Estimated Useful Life
We estimate the useful life based on the historical behavior of the customers and a parallel analysis of the customers using the excess earnings method.
Technology
As part of our acquisition of Verafin, we acquired developed technology.

Methodology
The developed technology was valued using the income approach, specifically the relief-from-royalty method, or RFRM. The RFRM is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the technology and discounted to present value.
Discount Rate
The discount rates used reflect the amount of risk associated with the hypothetical cash flows for the developed technology relative to the overall business as discussed above in “Customer Relationships.”
Estimated Useful Life
We have estimated the useful life of the Verafin technology to be 7 years.
Trade Name
As part of our acquisition of Verafin, we acquired a trade name. The trade name is recognized in the industry and carries a reputation for quality. As such, the reputation and positive recognition embodied in the trade name is a valuable asset to Nasdaq.
Methodology
The Verafin trade name was valued using the income approach, specifically the RFRM as discussed above in “Technology.”
Discount Rate
The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the trade name relative to the overall business as discussed above in “Customer Relationships.”
Estimated Useful Life
We have estimated the useful life of the Verafin trade name to be 20 years and our intention is to continue to use it in the branding of products.
2020 Acquisition
Acquisition of Solovis
In March 2020, we acquired Solovis, a provider of multi-asset class portfolio management, analytics and reporting tools across public and private markets. Solovis is part of our Investment Intelligence segment.
Pro Forma Results and Acquisition-Related Costs
The condensed consolidated financial statements for the three months ended March 31, 2021 and 2020 include the financial results of the above acquisitions from the dates of these acquisitions. Pro forma financial results have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.
Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.
5. Assets and Liabilities Held For Sale
In February 2021, we announced that we entered into a Purchase Agreement to sell our U.S. Fixed Income business, which is part of our FICC business within our Market Services segment, to an affiliate of Tradeweb Markets Inc., or Tradeweb. Pursuant to the Purchase Agreement, an affiliate of Tradeweb will acquire all of the outstanding equity interests in certain subsidiaries of Nasdaq and certain assets and liabilities related to the business. The closing is subject to regulatory approvals and the satisfaction of other customary conditions, and is expected to occur later in 2021.
We determined that we met all of the criteria to classify the assets and liabilities of this business as held for sale as of March 31, 2021. The disposal of this business did not represent a strategic shift that would have a major effect on our operations and financial results and was, therefore, not classified as discontinued operations. No impairment charge was recorded for the three months ended March 31, 2021 as the carrying amount of the net assets was less than the fair value less costs to sell. Fair value was determined based on the sales price in the agreement.
Major Classes of Assets and Liabilities Held For Sale
The carrying amounts of the major classes of assets and liabilities that were classified as held for sale at March 31, 2021 were as follows:

March 31, 2021
(in millions)
Goodwill(1)	$60
Intangible assets, net(2)	33
Other current and non-current assets	10
Total assets held for sale(3)	$103

Other current liabilities	$2
Total liabilities held for sale(4)	$2
__________
(1)The assignment of goodwill was based on the relative fair value of the disposal group and the portion of the remaining reporting unit.
(2)Primarily represents customer relationships.
(3)    Included in other current assets in the Condensed Consolidated Balance Sheets as of March 31, 2021.
(4)    Included in other current liabilities in the Condensed Consolidated Balance Sheets as of March 31, 2021.

6. Goodwill and Acquired Intangible Assets
Goodwill
The following table presents the changes in goodwill by business segment during the three months ended March 31, 2021:

	Market Services	Corporate Platforms	Investment Intelligence	Market Technology	Total
	(in millions)
Balance at December 31, 2020	$3,519	$481	$2,541	$309	$6,850
Goodwill acquired	—	—	—	1,873	1,873
Goodwill reclassified to held for sale(1)	(37)	—	(23)	—	(60)
Foreign currency translation adjustment	(82)	(7)	(57)	(9)	(155)
Balance at March 31, 2021	$3,400	$474	$2,461	$2,173	$8,508
__________
(1)In addition to revenues earned through Market Services, our U.S. Fixed Income business also earns fees from market data, which are included in our Investment Intelligence segment. Therefore, a portion of the goodwill was allocated to this segment. See Note 5, “Assets and Liabilities Held for Sale,” for further discussion.
* * * * * *
The goodwill acquired for Market Technology shown above relates to our acquisition of Verafin. See “2021 Acquisition,” of Note 4, “Acquisitions,” for further discussion of this acquisition.
As of March 31, 2021, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $1.9 billion.
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three months ended March 31, 2021 and 2020; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses, may result in goodwill impairment charges in the future.

* * * * * *
Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	March 31, 2021			December 31, 2020
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)			(in millions)
Finite-Lived Intangible Assets
Technology	$322	$(33)	$289	$76	$(24)	$52
Customer relationships	2,049	(626)	1,423	1,599	(648)	951
Trade names and other	57	(7)	50	18	(6)	12
Foreign currency translation adjustment	(125)	69	(56)	(104)	58	(46)
Total finite-lived intangible assets	$2,303	$(597)	$1,706	$1,589	$(620)	$969
Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$—	$1,257	$1,257	$—	$1,257
Trade names	121	—	121	121	—	121
Licenses	52	—	52	52	—	52
Foreign currency translation adjustment	(169)	—	(169)	(144)	—	(144)
Total indefinite-lived intangible assets	$1,261	$—	$1,261	$1,286	$—	$1,286
Total intangible assets	$3,564	$(597)	$2,967	$2,875	$(620)	$2,255

The change in the gross and net amounts, for technology, customer relationships, and trade names and other finite-lived intangible assets as of March 31, 2021 compared with December 31, 2020 is primarily related to our acquisition of

Verafin. See “2021 Acquisition,” of Note 4, “Acquisitions,” for further discussion of this acquisition.
In addition, as discussed in Note 5, “Assets and Liabilities Held for Sale,” we decided to sell our U.S. Fixed Income business, and as a result, we reclassified the customer relationships intangible asset to held for sale. The following table presents the details of the reclassification as of March 31, 2021:

	Gross Amount	Accumulated Amortization	Net Amount
	(in millions)
Customer relationships intangible asset	83	(50)	33
Amortization expense for acquired finite-lived intangible assets was $36 million for the three months ended March 31, 2021 and $25 million for the three months ended March 31, 2020. The increase in amortization expense for the three months ended March 31, 2021 compared with the same period in 2020 was primarily due to additional amortization expense for acquired intangible assets related to our acquisition of Verafin. These amounts are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.
The estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $56 million as of March 31, 2021) of acquired finite-lived intangible assets as of March 31, 2021 is as follows:

(in millions)
2021(1)	$124
2022	162
2023	158
2024	153
2025	151
2026 and thereafter	1,014
Total	$1,762
____________
(1)    Represents the estimated amortization to be recognized for the remaining nine months of 2021.
7. Investments
The following table presents the details of our investments:

	March 31, 2021	December 31, 2020
	(in millions)
Financial investments	$215	$195

Equity method investments	$272	$216
Equity securities	$60	$60
Financial Investments
As of March 31, 2021, financial investments are comprised of trading securities, and are primarily comprised of highly rated European government debt securities, of which $164 million are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. As of December 31, 2020, financial investments are comprised of trading securities, and are primarily comprised of highly rated European government debt securities, of which $175 million are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of March 31, 2021 and 2020, our equity method investments primarily included our 40.0% equity interest in the OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. No material impairments were recorded for the three months end March 31, 2021 and 2020.
Net income recognized from our equity interest in the earnings and losses of these equity method investments, primarily the OCC, was $57 million for the three months ended March 31, 2021 and $17 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, higher equity earnings in the OCC were primarily driven by elevated U.S. industry trading volumes.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for primarily all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the three months ended March 31, 2021 and 2020. As of March 31, 2021 and December 31, 2020, our equity securities represent various strategic investments made through our corporate venture program as well as investments acquired through various acquisitions.

8. Deferred Revenue
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the three months ended March 31, 2021 are reflected in the following table:

	Initial Listing Revenues	Annual Listings Revenues	IR & ESG Services Revenues	Investment Intelligence Revenues	Market Technology Revenues	Other(1)	Total
	(in millions)
Balance at December 31, 2020	$91	$2	$46	$97	$53	$17	$306
Deferred revenue billed in the current period, net of recognition(2)	37	221	28	50	57	10	403
Revenue recognized that was included in the beginning of the period	(17)	(1)	(22)	(33)	(23)	(6)	(102)
Foreign currency translation adjustment	(1)	(1)	—	—	(3)	(1)	(6)
Balance at March 31, 2021	$110	$221	$52	$114	$84	$20	$601
____________
(1)    Balance at March 31, 2021 primarily includes deferred revenue from non-U.S. listing of additional shares fees. Listing of additional shares fees are included in our Listing Services business.
(2)    Includes deferred revenue acquired as part of the acquisition of Verafin.
As of March 31, 2021, we estimate that our deferred revenue will be recognized in the following years:

	Initial Listing Revenues	Annual Listings Revenues	IR & ESG Services Revenues	Investment Intelligence Revenues	Market Technology Revenues	Other(1)	Total
	(in millions)
Fiscal year ended:
2021(2)	$31	$221	$49	$103	$76	$12	$492
2022	31	—	3	11	8	4	57
2023	18	—	—	—	—	3	21
2024	13	—	—	—	—	1	14
2025	10	—	—	—	—	—	10
2026 and thereafter	7	—	—	—	—	—	7
Total	$110	$221	$52	$114	$84	$20	$601
____________
(1)    For composition of “Other” see footnote (1) above.
(2)    Represents the estimated amortization to be recognized for the remaining nine months of 2021.
The timing of recognition of our deferred market technology revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.

9. Debt Obligations
The following table presents the changes in the carrying amount of our debt obligations during the three months ended March 31, 2021:

	December 31, 2020	Additions	Payments, Foreign Currency Translation and Accretion	March 31, 2021
	(in millions)
Short-term debt - commercial paper	$—	$685	$(250)	$435
Long-term debt:
4.25% senior unsecured notes due June 1, 2024	498	—	—	498
1.75% senior unsecured notes due May 19, 2023	730	—	(29)	701
3.85% senior unsecured notes due June 30, 2026	497	—	—	497
1.75% senior unsecured notes due March 28, 2029	726	—	(29)	697
0.875% senior unsecured notes due February 13, 2030	726	—	(29)	697
3.25% senior unsecured notes due April 28, 2050	485	—	1	486
0.445% senior unsecured notes due December 21, 2022	597	—	—	597
1.650% senior unsecured notes due January 15, 2031	643	—	—	643
2.500% senior unsecured notes due December 21, 2040	643	—	—	643
$1.25 billion senior unsecured revolving credit facility due December 22, 2025	(4)	100	(100)	(4)
Total long-term debt	5,541	100	(186)	5,455
Total debt obligations	$5,541	$785	$(436)	$5,890
Commercial Paper Program
Our U.S. dollar commercial paper program is supported by our 2020 Credit Facility which provides liquidity support for the repayment of commercial paper issued through this program. See “2020 Credit Facility” below for further discussion of our 2020 Credit Facility. The effective interest rate of commercial paper issuances fluctuates as short term interest rates and demand fluctuate. The fluctuation of these rates due to market conditions may impact our interest expense.
In February 2021, we issued $475 million of commercial paper to partially fund the acquisition of Verafin. For further discussion of the acquisition of Verafin, see “2021 Acquisition,” of Note 4, “Acquisitions.”
As of March 31, 2021, commercial paper notes in the table above reflect the aggregate principal amount, less the unamortized discount which is being accreted through interest expense over the life of the applicable notes. The original maturities of these notes range from 30 days to 121 days and the weighted-average maturity is 34 days. The weighted-average effective interest rate is 0.28% per annum.
Senior Unsecured Notes
Our 2022 and 2040 Notes were issued at par. The remaining senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of March 31, 2021, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable notes. For our Euro denominated notes, the “Payments, Foreign Currency Translation and Accretion” column also includes the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations of ours and rank equally with all of our existing and future unsubordinated obligations and they are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions.
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
The 2023 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange rate risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $29 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the translation of the 2023 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of March 31, 2021.
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
The 2029 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $29 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the translation of the 2029 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of March 31, 2021.
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
The 2030 Notes were designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $29 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the translation of the 2030 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of March 31, 2021.
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
Senior Unsecured Notes Due 2022, 2031 and 2040
In December 2020, Nasdaq issued the 2022, 2031 and 2040 Notes. The net proceeds were used to partially finance the acquisition of Verafin. For further discussion of the acquisition of Verafin, see “2021 Acquisition,” of Note 4, “Acquisitions.”
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

As of March 31, 2021, no amounts were outstanding on the 2020 Credit Facility. The $(4) million balance represents unamortized debt issuance costs which are being accreted through interest expense over the life of the credit facility. Of the $1.25 billion that is available for borrowing, $435 million provides liquidity support for the commercial paper program. As such, as of March 31, 2021, the total remaining amount available under the 2020 Credit Facility was $815 million, excluding the amounts that support the commercial paper program. See “Commercial Paper Program” above for further discussion of our commercial paper program.
Under our 2020 Credit Facility, borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the LIBOR or the base rate (as defined in the credit agreement) (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.125% to 0.350%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three months ended March 31, 2021.
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
The 2020 Credit Facility includes an option for Nasdaq to increase the available aggregate amount by up to $625 million, subject to the consent of the lenders funding the increase and certain other conditions.
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These credit facilities, in aggregate, totaled $219 million as of March 31, 2021 and $232 million as of December 31, 2020 in available liquidity, none of which was utilized. Generally, these facilities each have a one year term. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three months ended March 31, 2021 and 2020.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of March 31, 2021, we were in compliance with the covenants of all of our debt obligations.
10. Retirement Plans
Defined Contribution Savings Plan
We sponsor a 401(k) Plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $4 million for both the three months ended March 31, 2021 and 2020.
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $6 million for the three months ended March 31, 2021 and $5 million for the three months ended March 31, 2020.
11. Share-Based Compensation
We have a share-based compensation program for employees and non-employee directors. Share-based awards granted under this program include restricted stock (consisting of restricted stock units), PSUs and stock options. For accounting purposes, we consider PSUs to be a form of restricted stock.
Summary of Share-Based Compensation Expense
The following table shows the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three months ended March 31, 2021 and 2020, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Share-based compensation expense before income taxes	$19	$17
Income tax benefit	(5)	(5)
Share-based compensation expense after income taxes	$14	$12

Common Shares Available Under Our Equity Plan
As of March 31, 2021, we had approximately 10.0 million shares of common stock authorized for future issuance under our Equity Plan.
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
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the three months ended March 31, 2021:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2021	1,639,051	$84.21
Granted	378	128.44
Vested	(271,010)	71.50
Forfeited	(18,081)	84.22
Unvested at March 31, 2021	1,350,338	$86.77
As of March 31, 2021, $59 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.7 years.
PSUs
PSUs are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. Prior to April 1, 2020, we had two performance-based PSU programs for certain officers, a one-year performance-based program and a three-year cumulative performance-based program that focuses on TSR. Effective April 1, 2020, to better align the equity programs for eligible officers, the one-year performance-based program was eliminated and all eligible officers now participate in the three-year cumulative performance-based program. While the performance periods are complete for all PSUs granted under the one-year performance-based program, some shares underlying these PSUs have not vested.
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
Summary of PSU Activity
The following table summarizes our PSU activity for the three months ended March 31, 2021:

	PSUs
	One-Year Program		Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	169,548	$83.33	809,989	$108.12
Granted(1)	—	—	150,290	116.86
Vested	(15,452)	82.22	(392,727)	116.86
Forfeited	(12,316)	82.86	(605)	111.43
Unvested at March 31, 2021	141,780	$83.49	566,947	$104.39
____________
(1)    Reflects additional awards granted based on overachievement of performance parameters.
As of March 31, 2021, $3 million of total unrecognized compensation cost related to the one-year PSU program is expected to be recognized over a weighted-average period of 1.2 years. For the three-year PSU program, $24 million of total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.3 years.
Stock Options
There were no stock option awards granted during the three months ended March 31, 2021.
Summary of Stock Option Activity
A summary of stock option activity for the three months ended March 31, 2021 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price

Outstanding at January 1, 2021	293,353	$63.22
Exercised	(24,409)	25.28
Forfeited	(127)	25.28
Outstanding and exercisable at March 31, 2021	268,817	$66.68
We received net cash proceeds of $1 million from the exercise of 24,409 stock options for the three months ended March 31, 2021 and received net cash proceeds of $1 million from the exercise of 27,196 stock options for the three months ended March 31, 2020.
As of March 31, 2021, the aggregate pre-tax intrinsic value of the outstanding and exercisable stock options in the above table was $22 million and represents the difference between our closing stock price on March 31, 2021 of $147.46 and the exercise price, times the number of shares, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. As of March 31, 2021, the weighted-average remaining contractual term of the outstanding and exercisable stock options included in the above table was 0.5 years. As of March 31, 2020, 0.4 million outstanding stock options were exercisable and the weighted-average exercise price was $56.94.
The total pre-tax intrinsic value of stock options exercised was $3 million for the three months ended March 31, 2021 and $2 million for the three months ended March 31, 2020.
ESPP
We have an ESPP under which approximately 4.4 million shares of our common stock were available for future issuance as of March 31, 2021. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees which totaled to $2 million for both the three months ended March 31, 2021 and 2020.
12. Nasdaq Stockholders’ Equity
Common Stock
As of March 31, 2021, 300,000,000 shares of our common stock were authorized, 170,860,750 shares were issued and 164,242,471 shares were outstanding. As of December 31, 2020, 300,000,000 shares of our common stock were authorized, 171,278,761 shares were issued and 164,933,678 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 6,618,279 shares of common stock in treasury as of March 31, 2021 and 6,345,083 shares as of December 31, 2020, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As of March 31, 2021, the remaining aggregate authorized amount under the existing share repurchase program was $248 million.
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
The following is a summary of our share repurchase activity, reported based on settlement date, for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Number of shares of common stock repurchased(1)	1,121,620
Average price paid per share	$144.22
Total purchase price (in millions)	$162
____________
(1)    Excludes shares withheld upon vesting of restricted stock and PSUs of 273,196 for the three months ended March 31, 2021.
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.
In January 2021, the board of directors authorized an increase to the share repurchase program of an additional $1 billion, subject to the closing of the sale of our U.S. Fixed Income business and acceleration of the issuance of Nasdaq common stock related to the sale. See Note 5, “Assets and Liabilities Held for Sale,” for further discussion of our announcement to sell our U.S. Fixed Income business and “Non-Cash Contingent Consideration,” of Note 18, “Commitment, Contingencies and Guarantees,” for further discussion of acceleration of the issuance of Nasdaq common stock related to the sale.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of March 31, 2021 and December 31, 2020, no shares of preferred stock were issued or outstanding.

* * * * * *
Cash Dividends on Common Stock
During the first three months of 2021, our board of directors declared the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 27, 2021	$0.49	March 12, 2021	$81	March 26, 2021
The total amount paid of $81 million was recorded in retained earnings in the Condensed Consolidated Balance Sheets at March 31, 2021.
In April 2021, the board of directors approved a regular quarterly cash dividend of $0.54 per share on our outstanding common stock, which reflects a 10% increase from our most recent quarterly cash dividend of $0.49 per share. The dividend is payable on June 25, 2021 to shareholders of record at the close of business on June 11, 2021. The estimated amount of this dividend is $89 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
Our board of directors maintains a dividend policy with the intention to provide stockholders with regular and growing dividends over the long term as earnings and cash flow grow.

13. Earnings Per Share
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2021	2020
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$298	$203
Denominator:
Weighted-average common shares outstanding for basic earnings per share	164,709,609	164,864,077
Weighted-average effect of dilutive securities:
Employee equity awards(1)	2,382,473	1,912,439
Weighted-average common shares outstanding for diluted earnings per share	167,092,082	166,776,516
Basic and diluted earnings per share:
Basic earnings per share	$1.81	$1.23
Diluted earnings per share	$1.78	$1.22
____________
(1)    PSUs, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three months ended March 31, 2020.
14. Fair Value of Financial Instruments
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

	March 31, 2021				December 31, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	(in millions)				(in millions)
Assets at Fair Value
European government debt securities	$146	$146	$—	$—	$156	$156	$—	$—
Corporate debt securities	15	—	15	—	2	—	2	—
State owned enterprises and municipal securities	9	—	9	—	15	—	15	—
Swedish mortgage bonds	21	—	21	—	22	—	22	—
Time deposits	24	—	24	—	—	—	—	—
Total assets at fair value	$215	$146	$69	$—	$195	$156	$39	$—

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
We also consider our debt obligations to be financial instruments. As of March 31, 2021, the majority of our debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2020 Credit Facility, as the interest rates on this facility has a variable interest rate. As of March 31, 2021, we had no outstanding borrowings under our 2020 Credit Facility. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program. The fair value of our debt obligations utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt was $6.0 billion as of March 31, 2021 and the fair value of our debt obligations utilizing prevailing market rates for our fixed rate debt was $5.9 billion as of December 31, 2020. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. The fair value of our commercial paper as of March 31, 2021 approximated the carrying value since the rates of interest on this short-term debt approximated market rates. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 9, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of March 31, 2021 and December 31, 2020, there were no non-financial assets measured at fair value on a non-recurring basis.
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
Since the member default in 2018, Nasdaq Clearing has been working to maximize the recovery from the defaulted member. All funds recovered are applied towards the default fund participants on a pro rata basis. As of March 31, 2021, the expected recovery together with the capital relief program amounts to approximately 80% of the initial loss, of which the majority has been paid and the remainder is expected to be paid during 2021.
In December 2018, the SFSA initiated a review of Nasdaq Clearing. In January 2021, the SFSA issued a warning combined with an administrative fine of approximately $34 million (SEK 300 million) to Nasdaq Clearing based on their review. Nasdaq Clearing has assessed the SFSA´s decision and has appealed the decision to the Administrative Court. As of March 31, 2021, no accrual has been recorded related to this matter as the outcome cannot be reasonably estimated.
Default Fund Contributions and Margin Deposits
As of March 31, 2021, clearing member default fund contributions and margin deposits were as follows:

	March 31, 2021
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$495	$101	$596
Margin deposits	3,242	6,445	9,687
Total	$3,737	$6,546	$10,283
Of the total default fund contributions of $596 million, Nasdaq Clearing can utilize $528 million as capital resources in the event of a counterparty default. The remaining balance of $68 million pertains to member posted surplus balances.
Our clearinghouse holds material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits.
Clearing member cash contributions are maintained in demand deposits held at central banks and large, highly rated financial institutions or secured through direct investments, primarily central bank certificates and highly rated European government debt securities with original maturities primarily 1 year or less, reverse repurchase agreements and multilateral development bank debt securities. Investments in reverse repurchase agreements are secured with highly rated government securities with maturity dates that range from 1 day to 15 days. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements.
Nasdaq Clearing has invested the total cash contributions of $3,737 million as of March 31, 2021 and $3,942 million as of December 31, 2020, in accordance with its investment policy as follows:

	March 31, 2021	December 31, 2020
	(in millions)
Demand deposits	$2,000	$2,086
Central bank certificates	848	1,111
European government debt securities	371	470
Reverse repurchase agreements	383	180
Multilateral development bank debt securities	135	95
Total	$3,737	$3,942
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
Default Fund Contributions
Required contributions to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are maintained in demand deposits held at central banks and large, highly rated financial institutions or invested by Nasdaq Clearing, in accordance with its investment policy, either in central bank certificates, highly rated government debt securities, reverse repurchase agreements with highly rated government debt securities as collateral, or multilateral development bank debt securities. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of March 31, 2021, Nasdaq Clearing committed capital totaling $139 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of March 31, 2021.
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
•junior capital contributed by Nasdaq Clearing, which totaled $37 million as of March 31, 2021;
•a loss sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis;
•senior capital contributed to each specific market by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $23 million as of March 31, 2021; and
•mutualized default fund, which includes capital contributions of the clearing members on a pro-rata basis.
If additional funds are needed after utilization of the liability waterfall, or if part of the waterfall has been utilized and needs to be replenished, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.
In addition to the capital held to withstand counterparty defaults described above, Nasdaq Clearing also has committed capital of $79 million to ensure that it can handle an orderly wind-down of its operation, and that it is adequately protected against investment, operational, legal, and business risks.
Market Value of Derivative Contracts Outstanding
The following table includes the market value of derivative contracts outstanding prior to netting:

March 31, 2021
(in millions)
Commodity and seafood options, futures and forwards(1)(2)(3)	$83
Fixed-income options and futures(1)(2)	502
Stock options and futures(1)(2)	202
Index options and futures(1)(2)	109
Total	$896
____________
(1)We determined the fair value of our option contracts using standard valuation models that were based on market-based observable inputs including implied volatility, interest rates and the spot price of the underlying instrument.
(2)We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.
(3)We determined the fair value of our forward contracts using standard valuation models that were based on market-based observable inputs including benchmark rates and the spot price of the underlying instrument.
Derivative Contracts Cleared
The following table includes the total number of derivative contracts cleared through Nasdaq Clearing for the three months ended March 31, 2021 and 2020:

	March 31, 2021	March 31, 2020
Commodity and seafood options, futures and forwards(1)	155,662	198,870
Fixed-income options and futures	6,404,204	5,842,771
Stock options and futures	6,306,308	6,089,250
Index options and futures	9,076,033	18,995,403
Total	21,942,207	31,126,294
____________
(1)    The total volume in cleared power related to commodity contracts was 250 Terawatt hours (TWh) for the three months ended March 31, 2021 and 292 TWh for the three months ended March 31, 2020.
The outstanding contract value of resale and repurchase agreements was $2.2 billion as of March 31, 2021 and $1.0 billion as of March 31, 2020. The total number of resale and repurchase agreements contracts cleared was 1,434,256 for the three months ended March 31, 2021 and was 1,410,884 for the three months ended March 31, 2020.
16. Leases
We have operating leases which are primarily real estate leases for our U.S. and European headquarters and for general office space. The following table provides supplemental balance sheet information related to Nasdaq's operating leases:

Leases	Balance Sheet Classification	March 31, 2021	December 31, 2020
		(in millions)
Assets:
Operating lease assets	Operating lease assets	$396	$381

Liabilities:
Current lease liabilities	Other current liabilities	$45	$46
Non-current lease liabilities	Operating lease liabilities	406	389
Total lease liabilities		$451	$435

The following table summarizes Nasdaq's lease cost:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Operating lease cost(1)	$22	$20
Variable lease cost	7	6
Sublease income	(1)	(1)
Total lease cost	$28	$25
____________
(1)    Includes short-term lease cost, which was immaterial.
The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded in our Condensed Consolidated Balance Sheets.

March 31, 2021
(in millions)
2021	$46
2022	60
2023	56
2024	49
2025	36
2026 and thereafter	326
Total lease payments	573
Less: interest(1)	(122)
Present value of lease liabilities(2)	$451
____________
(1)    Calculated using the interest rate for each lease.
(2)    Includes the current portion of $45 million.
The following table provides information related to Nasdaq's lease term and discount rate:

March 31, 2021
Weighted-average remaining lease term (in years)	11.5

Weighted-average discount rate	4.0%
The following table provides supplemental cash flow information related to Nasdaq's operating leases:

	Three Months End March 31,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$19	$20

Lease assets obtained in exchange for new operating lease liabilities	$33	$—

17. Income Taxes
Income Tax Provision
The following table shows our income tax provision and effective tax rate:

	Three Months Ended March 31,		Percentage Change
	2021	2020
	(in millions)
Income tax provision	$97	$70	38.6%
Effective tax rate	24.6%	25.6%
The lower effective tax rate in the first quarter of 2021 was primarily due to a lower tax on foreign earnings mainly due to a decrease in the Swedish corporate tax rate and a higher tax benefit from vested share-based awards in the U.S.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. We are subject to examination by federal, state and local, and foreign tax authorities. Federal income tax returns for the years 2012 through 2016 are currently under examination by the Internal Revenue Service and we are subject to examination by the Internal Revenue Service for 2017 through 2019. Several state tax returns are currently under examination by the respective tax authorities for the years 2008 through 2018, while 2019 is subject to examination. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2014 through 2019. We regularly assess the likelihood of additional assessments by each jurisdiction and have established tax reserves that we believe are adequate in relation to the potential for additional assessments. Examination outcomes and the timing of examination settlements are subject to uncertainty. Although the results of such examinations may have an impact on our unrecognized tax benefits, we do not anticipate that such impact will be material to our condensed consolidated financial position or results of operations. We do not expect to settle any material tax audits in the next twelve months.
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

18. Commitments, Contingencies and Guarantees
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 15, “Clearing Operations,” we have obtained financial guarantees and credit facilities which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $5 million as of March 31, 2021 and December 31, 2020. As discussed in “Other Credit Facilities,” of Note 9, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $219 million as of March 31, 2021 and $232 million as of December 31, 2020 in available liquidity, none of which was utilized.
Execution Access is our introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with Industrial and Commercial Bank of China
Financial Services LLC, or ICBC. As of March 31, 2021, we have contributed $15 million of clearing deposits to ICBC in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by ICBC through the Fixed Income Clearing Corporation, with ICBC acting as agent. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and the settlement date of the individual transactions, which is at least one business day (or more, if specified by the U.S. Treasury issuance calendar). Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk. Daily position trading limits are also enforced for such counterparties.
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
We have provided a guarantee related to lease obligations for The Nasdaq Entrepreneurial Center, Inc., which is a not-for-
profit organization designed to convene, connect and engage aspiring and current entrepreneurs. This entity is not included in the condensed consolidated financial statements of Nasdaq.
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
As discussed in Note 5, “Assets and Liabilities Held For Sale,” in February 2021, we announced that we entered into a Purchase Agreement to sell our U.S. Fixed Income business. Upon the consummation of this transaction, the aggregate number of Nasdaq shares that remain subject to this contingent obligation is expected to be reduced (pursuant to the discounting adjustment provisions set forth in the original purchase agreement for Nasdaq's acquisition of the business) and accelerated, which would result in an issuance of an aggregate of approximately 6.2 million shares of Nasdaq common stock.
Nasdaq intends to use the proceeds from the sale, available tax benefits and working and clearing capital of our U.S. Fixed Income business, as well as other sources of cash to repurchase shares in order to offset dilution. The proceeds from the sale, the remaining tax benefits related to the 2013 purchase, and the working and clearing capital to be released upon closing of the transaction are estimated to total approximately $700 million.
To facilitate these repurchases, the board of directors has authorized an increase to the share repurchase program of an additional $1 billion, subject to the closing of the sale of this business and the acceleration of the share issuance.
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
Legal and Regulatory Matters
Litigation
As previously disclosed, we are named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The district court appointed lead counsel, who filed an amended complaint on September 2, 2014. The amended complaint names as defendants seven national exchanges, as well as Barclays PLC, which operated a private alternative trading system. On behalf of a putative class of securities traders, the plaintiffs allege that the defendants engaged in a scheme to manipulate the markets through high-frequency trading; the amended complaint asserts claims against us under Section 10(b) of the Exchange Act and Rule 10b-5, as well as under Section 6(b) of the Exchange Act. The plaintiffs seek injunctive and monetary relief of an unspecified amount. We filed a motion to dismiss the amended complaint on November 3, 2014. In response, the plaintiffs filed a second amended complaint on November 24, 2014, which names the same defendants and alleges essentially the same violations. We then filed a motion to dismiss the second amended complaint on January 23, 2015. On August 26, 2015, the district court entered an order dismissing the second amended complaint in its entirety. The plaintiffs appealed the judgment of dismissal to the United States Court of Appeals for the Second Circuit (although opting not to appeal the dismissal with respect to Barclays PLC or the dismissal of claims under Section 6(b) of the Exchange Act). On December 19, 2017, the Second Circuit issued an opinion vacating the district court’s judgment of dismissal and remanding to the district court for further proceedings. On May 18, 2018, the exchanges filed a motion to dismiss the amended complaint, raising issues not addressed in the proceedings to date. On May 28, 2019, the district court denied the exchanges’ renewed motion to dismiss, leading the parties to commence the discovery process. Discovery, focused on issues of whether the case can be certified as a class action and whether the plaintiffs’ claims are precluded by federal securities regulation, ended on April 26, 2021, and potentially dispositive motions regarding these issues are scheduled to be filed by May 28, 2021. Given the preliminary nature of the proceedings, we are unable to estimate what, if any, liability may result from this litigation. However, we believe that the claims are without merit and will continue to litigate vigorously.
Armenian Stock Exchange Investigation
As disclosed in our prior filings with the SEC, a former non-U.S. subsidiary of Nasdaq, NASDAQ OMX Armenia OJSC, operated the Armenian Stock Exchange and the Central Depository of Armenia, which are regulated by the Central
Bank of Armenia under Armenian law. In accordance with the requirements of Armenian law, Mellat Bank SB CJSC, an Armenian entity that is designated under Executive Order 13382, was a market participant on the Armenian Stock Exchange and, as a result, paid participation and transaction fees to the Armenian Stock Exchange during the period from 2012-2014. In 2014, we voluntarily self-disclosed this matter to the U.S. Department of Treasury’s Office of Foreign Assets Control, or OFAC, and received authorization from OFAC to continue, if necessary, certain activities pertaining to Mellat Bank SB CJSC in Armenia in a limited manner. In 2015, Nasdaq sold a majority of its ownership of Nasdaq OMX Armenia OJSC, with the remaining minority interest sold in 2018.
OFAC has been conducting an inquiry into the Armenian Stock Exchange matter described above and in our prior filings since 2016, and during the first quarter of 2021, we were advised that OFAC is considering a civil monetary penalty in connection with that matter. We are currently in discussions with OFAC.
While we believe our decision to voluntarily self-report this issue and our continued cooperation with OFAC, along with the permit we received from OFAC in connection with our transactions involving the Armenian Stock Exchange, will be mitigating factors with respect to the matter, any monetary fines or restrictions may nonetheless be material to our financial results in the period in which they are imposed. We cannot currently predict when our discussions with OFAC will conclude or the amount of any potential penalties imposed. Accordingly, we are unable to reasonably estimate any potential loss or range of loss and we have not accrued for a loss contingency.
Nasdaq Commodities Clearing Default
During September 2018, a clearing member of Nasdaq Clearing's commodities market was declared in default. In December 2018, the SFSA initiated a review of Nasdaq Clearing. We have been cooperating fully with the SFSA in their review. In January 2021, the SFSA issued a warning combined with an administrative fine of approximately $34 million (SEK 300 million) to Nasdaq Clearing relating to its review. Nasdaq Clearing has assessed the SFSA's decision and has appealed the decision to the Administrative Court. See “Nasdaq Commodities Clearing Default,” of Note 15, “Clearing Operations,” for further information.
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
In the normal course of business, Nasdaq discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiries. Management believes that censures, fines, penalties or other sanctions that could result from any ongoing examinations or inquiries will not have a material impact on its condensed consolidated financial position or results of operations. However, we are unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential fines, penalties or injunctive or other equitable relief, if any, that may result from these matters.
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

The following table presents certain information regarding our business segments for the three months ended March 31, 2021 and 2020:

	Market Services	Corporate Platforms	Investment Intelligence	Market Technology	Corporate Items	Consolidated
	(in millions)
Three Months Ended March 31, 2021
Total revenues	$1,139	$155	$258	$100	$—	$1,652
Transaction-based expenses	(801)	—	—	—	—	(801)
Revenues less transaction-based expenses	338	155	258	100	—	851
Operating income (loss)	228	65	167	(2)	(93)	365
Three Months Ended March 31, 2020
Total revenues	$933	$128	$211	$81	$—	$1,353
Transaction-based expenses	(652)	—	—	—	—	(652)
Revenues less transaction-based expenses	281	128	211	81	—	701
Operating income (loss)	178	45	134	8	(90)	275
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
Other significant items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. For the three months ended March 31, 2020, other significant items included a loss on extinguishment of debt and charitable donations made to COVID-19 response and relief efforts, which are recorded in general, administrative and other expense in our Condensed Consolidated Statements of Income.
Accordingly, we do not allocate these costs for purposes of disclosing segment results because they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance.
A summary of our Corporate Items is as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Expenses:
Amortization expense of acquired intangible assets	$36	$25
Merger and strategic initiatives expense	45	7
Restructuring charges	10	12
Extinguishment of debt	—	36
Charitable donations	—	5
Other	2	5
Total expenses	93	90
Operating loss	$(93)	$(90)
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
The following table presents a summary of the 2019 restructuring plan charges in the Condensed Consolidated Statements of Income for the three months ended March 31, 2021 and 2020 which primarily consisted of consulting services, asset impairment charges primarily related to capitalized software that was retired, and accelerated depreciation expense on certain assets as a result of a decrease in their useful life.

	Three Months End March 31,
	2021	2020
	(in millions)
Asset impairment charges and accelerated depreciation expense	$1	$3
Consulting services	5	3
Contract terminations	—	2
Severance and employee-related costs	—	1
Other	4	3
Total restructuring charges	$10	$12

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
First Quarter 2021 and Recent Developments
Cash Dividend on Common Stock
•    In April 2021, the board of directors approved a regular quarterly cash dividend of $0.54 per share on our outstanding common stock, which reflects a 10.0% increase from our most recent quarterly cash dividend of $0.49 per share.
•    For the three months ended March 31, 2021, we returned $81 million to shareholders through dividend payments.
Share Repurchase Program
•During the three months ended March 31, 2021, we repurchased 1,121,620 common shares at a cost of $162 million. As of March 31, 2021, the remaining amount authorized for share repurchases under our share repurchase program was $248 million (excluding the additional $1 billion authorized subject to the closing of the sale of our U.S. Fixed Income business).
Corporate Highlights
•In February 2021, we completed the acquisition of Verafin, a SaaS technology provider of anti-financial crime management solutions that provides a cloud-based platform to help detect, investigate, and report money laundering and financial fraud. The acquisition strengthens our existing regulatory and anti-financial crime solutions.
•ETP assets under management tracking Nasdaq indexes and derivative product volume tracking Nasdaq indexes each set new quarterly records. Overall AUM in ETPs benchmarked to our proprietary indexes totaled $385 billion as of March 31, 2021, an increase of 87% compared to March 31, 2020. Additionally, the number of futures and options on futures contracts tracking Nasdaq indexes set a quarterly record with 105 million contracts traded, an increase of 31% from 80 million in the first quarter of 2020. There were 17 products tracking Nasdaq indexes that launched in the first quarter of 2021, including 13 outside of the U.S.
•Our analytics business, led by eVestment and Solovis, delivered strong retention and sales growth during the first quarter of 2021 compared to the prior year period.
•The Nasdaq Stock Market led U.S. exchanges with a 69% total IPO win rate, including a 77% win rate among operating companies and a 66% win rate among SPACs. In the first quarter of 2021, The Nasdaq Stock Market welcomed 275 IPOs, representing $74 billion in capital raised, including 79 operating company IPOs, as well as 196 SPAC IPOs.
•In the first quarter of 2021, our U.S. options market set a quarterly record of 892 million contracts traded, an increase of 57% year-over-year. Additionally, we led all exchanges during the period in total volume traded for options inclusive of both multiply-listed equity options and index options products. Our U.S. equities markets set a quarterly record of 153 billion shares traded, an increase of 20% year-over-year.
•We agreed to sell our U.S. Fixed Income business to Tradeweb. This decision aligns with our corporate strategy to concentrate our resources and capital to maximize our potential as a major technology and analytics provider to the global capital markets. The transaction is expected to close later in 2021 subject to satisfaction of customary closing conditions, including the receipt of required regulatory approvals.

Nasdaq’s Operating Results
Key Drivers
The following table and charts include key drivers and other metrics for our Market Services, Corporate Platforms, Investment Intelligence and Market Technology segments. In evaluating the performance of our business, our senior management closely evaluates these key drivers.

	Three Months Ended March 31,
	2021	2020
Market Services
Equity Derivative Trading and Clearing
U.S. equity options
Total industry average daily volume (in millions)	40.1	25.3
Nasdaq PHLX matched market share	12.9%	12.8%
The Nasdaq Options Market matched market share	7.9%	10.6%
Nasdaq BX Options matched market share	0.7%	0.2%
Nasdaq ISE Options matched market share	7.7%	8.4%
Nasdaq GEMX Options matched market share	5.9%	3.8%
Nasdaq MRX Options matched market share	1.4%	0.3%
Total matched market share executed on Nasdaq’s exchanges	36.5%	36.1%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts(1)	358,365	457,819
Cash Equity Trading
Total U.S.-listed securities
Total industry average daily share volume (in billions)	14.7	11.0
Matched share volume (in billions)	152.6	126.8
The Nasdaq Stock Market matched market share	15.7%	16.8%
Nasdaq BX matched market share	0.7%	1.2%
Nasdaq PSX matched market share	0.7%	0.6%
Total matched market share executed on Nasdaq’s exchanges	17.1%	18.6%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	35.2%	30.2%
Total market share(2)	52.3%	48.8%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	1,093,684	1,021,963
Total average daily value of shares traded (in billions)	$7.0	$6.4
Total market share executed on Nasdaq’s exchanges	78.5%	77.1%
FICC
Fixed Income
U.S. fixed income volume ($ billions traded)	$2,494	$2,067
Total average daily volume of Nasdaq Nordic and Nasdaq Baltic fixed income contracts	125,959	115,137
Commodities
Power contracts cleared (TWh)(3)	250	292
Corporate Platforms
IPOs
The Nasdaq Stock Market(4)	275	27
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	24	7
Total new listings
The Nasdaq Stock Market(4)	319	56
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(5)	32	9
Number of listed companies
The Nasdaq Stock Market(6)	3,667	3,146
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic(7)	1,090	1,039
Investment Intelligence
Number of licensed ETPs	349	325
ETP AUM tracking Nasdaq indexes (in billions)	$385	$206
TTM(8) net inflows in ETP AUM tracking Nasdaq indexes (in billions)	$52	$22
Market Technology
Order intake (in millions)(9)	$41	$80
Annualized recurring revenue, or ARR (in millions)(10)	$416	$257

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
(4)    New listings include IPOs, including issuers that switched from other listing venues, closed-end funds and separately listed ETPs. As of March 31, 2021, of the 275 IPOs, 196 were SPACs. As of March 31, 2020, of the 27 IPOs, 7 were SPACs.
(5)    New listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.
(6)    Number of total listings on The Nasdaq Stock Market at period end, including 410 ETPs as of March 31, 2021 and 412 as of March 31, 2020.
(7)    Represents companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.
(8)    Trailing 12-months.
(9)    Total contract value of orders signed during the period.
(10)    ARR for a given period is the annualized revenue of active Market Technology support and SaaS subscription contracts. ARR is currently one of our key performance metrics to assess the health and trajectory of our recurring business. ARR does not have any standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.

The following chart summarizes our ARR (in millions):

$1,760
$1,452
$416
$257
$542
$478
$487
$434
$315
$283
1Q20
1Q21
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

____________
Includes:

•	Trade Management Services business, excluding one-time service requests.

•	U.S. and Nordic annual listing fees, IR and ESG products, including subscription contracts for IR Insight, Boardvantage and OneReport, and IR advisory services.

•
Proprietary market data and index data subscriptions as well as subscription contracts for eVestment, Solovis, DWA tools and services, Nasdaq Fund Network and Quandl. Also includes guaranteed minimum on futures contracts within the Index business.

•	Active Market Technology support and SaaS subscription contracts.

The following chart summarizes our annualized SaaS revenues for the quarters ended March 31, 2020 and 2021 (in millions):

$592
$412
$108
$164
$140
$260
$192
$140
1Q20
1Q21
Corporate Platforms
Investment Intelligence
Market Technology

Financial Summary
The following table summarizes our financial performance for the three months ended March 31, 2021 when compared to the same period in 2020. The comparability of our results of operations between reported periods is impacted by the acquisition of Verafin in February 2021. See “2021 Acquisition,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion of the acquisition of Verafin. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended March 31,		Percentage Change
	2021	2020
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$851	$701	21.4%
Operating expenses	486	426	14.1%
Operating income	365	275	32.7%
Net income attributable to Nasdaq	$298	$203	46.8%
Diluted earnings per share	$1.78	$1.22	45.9%
Cash dividends declared per common share	$0.49	$0.47	4.3%

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
Segment Operating Results
The following table shows our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended March 31,		Percentage Change
	2021	2020
	(in millions)
Market Services	$1,139	$933	22.1%
Transaction-based expenses	(801)	(652)	22.9%
Market Services revenues less transaction-based expenses	338	281	20.3%
Corporate Platforms	155	128	21.1%
Investment Intelligence	258	211	22.3%
Market Technology	100	81	23.5%
Total revenues less transaction-based expenses	$851	$701	21.4%

The following charts show our Market Services, Corporate Platforms, Investment Intelligence, and Market Technology segments as a percentage of our total revenues less transaction-based expenses of $851 million for the three months ended March 31, 2021 and $701 million for the three months ended March 31, 2020:

MARKET SERVICES
The following table shows total revenues, transaction-based expenses, and total revenues less transaction-based expenses from our Market Services segment:

	Three Months Ended March 31,		Percentage Change
	2021	2020
	(in millions)
Market Services Revenues:
Equity Derivative Trading and Clearing Revenues(1)	$422	$285	48.1%
Transaction-based expenses:
Transaction rebates	(296)	(172)	72.1%
Brokerage, clearance and exchange fees(1)	(20)	(19)	5.3%
Equity derivative trading and clearing revenues less transaction-based expenses	106	94	12.8%

Cash Equity Trading Revenues(2)	617	558	10.6%
Transaction-based expenses:
Transaction rebates	(358)	(307)	16.6%
Brokerage, clearance and exchange fees(2)	(126)	(153)	(17.6)%
Cash equity trading revenues less transaction-based expenses	133	98	35.7%

FICC Revenues	20	18	11.1%
Transaction-based expenses:
Brokerage, clearance and exchange fees	(1)	(1)	—%
FICC revenues less transaction-based expenses	19	17	11.8%

Trade Management Services Revenues	80	72	11.1%
Total Market Services revenues less transaction-based expenses	$338	$281	20.3%
____________
(1)    Includes Section 31 fees of $17 million in the first quarter of 2021 and 2020. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.
(2)    Includes Section 31 fees of $115 million in the first quarter of 2021 and $145 million in the first quarter of 2020. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.
Equity Derivative Trading and Clearing Revenues
Equity derivative trading and clearing revenues and equity derivative trading and clearing revenues less transaction-based expenses increased in the first quarter of 2021 compared with the same period in 2020 primarily due to higher U.S. industry trading volumes. The increase in equity derivative trading and clearing revenues less transaction-based expenses was partially offset by a lower U.S. net capture rate.
Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses. In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees were flat in the first quarter of 2021 compared with the same period in 2020 as higher dollar value traded on Nasdaq's exchanges was offset by lower average SEC fee rates.
Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the first quarter of 2021 compared with the same period in 2020 primarily due to higher U.S. industry trading volumes and an increase in the U.S. rebate capture rate.
Brokerage, clearance and exchange fees increased in the first quarter of 2021 compared with the same period in 2020 primarily due to higher routing fees.
Cash Equity Trading Revenues
Cash equity trading revenues and cash equity trading revenues less transaction-based expenses increased in the first quarter of 2021 compared with the same period in 2020 primarily due to higher U.S. industry trading volumes and a favorable impact from foreign exchange of $4 million, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges. A higher net capture rate also contributed to the increase in cash equity trading revenues less transaction-based expenses. The increase in cash equity trading revenues was partially offset by lower Section 31 pass-through fee revenue, as discussed below.
Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees decreased in the first quarter of 2021 compared with the same period in 2020 due to lower average SEC fee rates, partially offset by higher dollar value traded on Nasdaq’s exchanges.
Transaction rebates increased in the first quarter of 2021 compared with 2020. For The Nasdaq Stock Market, Nasdaq PSX and Nasdaq CXC, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX and Nasdaq CX2, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The increase in the first quarter of 2021 was primarily due to higher U.S. industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges and a lower rebate capture rate.
Brokerage, clearance and exchange fees decreased in the first quarter of 2021 compared with the same period in 2020 primarily due to lower Section 31 pass-through fees, as discussed above.
FICC Revenues
FICC revenues and FICC revenues less transaction-based expenses increased in the first quarter of 2021 compared with the same period in 2020 primarily driven by a favorable impact from foreign exchange of $2 million.
Trade Management Services Revenues
Trade management services revenues increased in the first quarter of 2021 compared with the same period in 2020 primarily due to higher demand for our connectivity solutions.
CORPORATE PLATFORMS
The following table shows revenues from our Corporate Platforms segment:

	Three Months Ended March 31,		Percentage Change
	2021	2020
	(in millions)
Corporate Platforms:
Listing Services	$98	$75	30.7%
IR & ESG Services	57	53	7.5%
Total Corporate Platforms	$155	$128	21.1%
Listing Services Revenues
Listing services revenues increased in the first quarter of 2021 compared with the same period in 2020. The increase was primarily due to higher U.S. listings revenues due to an increase in the overall number of listed companies and higher NPM revenues due to an increase in private company transactions.
IR & ESG Services Revenues
IR & ESG Services revenues increased in the first quarter of 2021 compared with the same period in 2020 primarily due to an increase in both IR and ESG advisory services revenues.
INVESTMENT INTELLIGENCE
The following table shows revenues from our Investment Intelligence segment:

	Three Months Ended March 31,		Percentage Change
	2021	2020
	(in millions)
Investment Intelligence:
Market Data	$108	$97	11.3%
Index	102	73	39.7%
Analytics	48	41	17.1%
Total Investment Intelligence	$258	$211	22.3%
Market Data Revenues
Market data revenues increased in the first quarter of 2021 compared with the same period in 2020 primarily due to organic growth in proprietary data products from new sales, including continued expansion geographically, and an increase in shared tape plan revenues.
Index Revenues
Index revenues increased in the first quarter of 2021 compared with the same period in 2020 primarily due to higher licensing revenues from higher average AUM in ETPs linked to Nasdaq indexes and higher licensing revenues from futures trading linked to the Nasdaq-100 Index.

Analytics Revenues
Analytics revenues increased in the first quarter of 2021 compared with the same period in 2020 primarily due to the growth in eVestment and Solovis.
MARKET TECHNOLOGY
The following table shows revenues from our Market Technology segment:

	Three Months Ended March 31,		Percentage Change
	2021	2020
Market Technology:	(in millions)
Marketplace Infrastructure Technology	$54	$52	3.8%
Anti Financial Crime Technology	46	29	58.6%
Market Technology	$100	$81	23.5%
Marketplace Infrastructure Technology
Marketplace infrastructure technology revenues increased in the first quarter of 2021 compared with the same period in 2020 primarily due to a favorable impact from foreign exchange of $2 million.
Anti Financial Crime Technology
Anti-financial crime technology revenues increased in the first quarter of 2021 compared with the same period in 2020 due to continued growth in surveillance solutions, the inclusion of revenues from our acquisition of Verafin, and a favorable impact from foreign exchange of $2 million.
* * * * * *
Expenses
Operating Expenses
The following table shows our operating expenses:

	Three Months Ended March 31,		Percentage Change
	2021	2020
	(in millions)
Compensation and benefits	$239	$195	22.6%
Professional and contract services	27	27	—%
Computer operations and data communications	44	35	25.7%
Occupancy	28	25	12.0%
General, administrative and other	13	61	(78.7)%
Marketing and advertising	10	9	11.1%
Depreciation and amortization	63	48	31.3%
Regulatory	7	7	—%
Merger and strategic initiatives	45	7	542.9%
Restructuring charges	10	12	(16.7)%
Total operating expenses	$486	$426	14.1%

The increase in compensation and benefits expense in the first quarter of 2021 compared with the same period in 2020 was primarily driven by higher performance-linked compensation expense, an increase in headcount as a result of our acquisition of Verafin and strategic initiatives, and an unfavorable impact from foreign exchange of $10 million.
Headcount increased to 5,585 employees as of March 31, 2021 from 4,555 as of March 31, 2020 primarily due to our recent acquisition of Verafin and strategic initiatives, including growth in our Market Technology business.
Computer operations and data communications expense increased in the first quarter of 2021 compared with the same period in 2020 primarily due to higher software maintenance costs due to higher cloud storage costs and our acquisition of Verafin.
Occupancy expense increased in the first quarter of 2021 compared with the same period in 2020 mainly due to higher costs associated with additional facility and rent costs resulting from the expansion of our new U.S. headquarters in New York and higher costs related to our acquisition of Verafin.
General, administrative and other expense decreased in the first quarter of 2021 compared with the same period in 2020 primarily due to bond refinancing costs in the first quarter of 2020, higher charitable donations made to COVID-19 response and relief efforts in the first quarter of 2020 and lower travel costs in the first quarter of 2021.
Depreciation and amortization expense increased in the first quarter of 2021 compared with the same period in 2020 primarily due to additional expense for acquired intangible assets related to our acquisition of Verafin and an increase in capitalized software placed in service.
Merger and strategic initiatives expense increased in the first quarter of 2021 compared with the same period in 2020 primarily due to the acquisition of Verafin. We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third party transaction costs and will vary based on the size and frequency of the activities described above.
See Note 20, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of our 2019 restructuring plan and charges associated with this plan.
* * * * * *
Non-operating Income and Expenses
The following table shows our non-operating income and expenses:

	Three Months Ended March 31,		Percentage Change
	2021	2020
	(in millions)
Interest income	$1	$2	(50.0)%
Interest expense	(29)	(26)	11.5%
Net interest expense	(28)	(24)	16.7%
Other income	1	5	(80.0)
Net income from unconsolidated investees	57	17	235.3%
Total non-operating income (expenses)	$30	$(2)	(1,600.0)%
Interest Expense
Interest expense increased in the first quarter of 2021 compared with the same period in 2020 primarily due to new issuances of senior notes in December 2020 and commercial paper issuances in the first quarter of 2021 to partially fund our acquisition of Verafin. See “2021 Acquisition,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion of the acquisition of Verafin. See Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
The following table shows our interest expense:

	Three Months Ended March 31,		Percentage Change
	2021	2020
	(in millions)
Interest expense on debt	$26	$24	8.3%
Accretion of debt issuance costs and debt discount	2	1	100.0%
Other fees	1	1	—%
Interest expense	$29	$26	11.5%
* * * * * *
Net Income from Unconsolidated Investees
Net income from unconsolidated investees increased in the first quarter of 2021 compared with the same period in 2020 primarily due to an increase in income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 7, “Investments,” to the condensed consolidated financial statements for further discussion.
Tax Matters
The following table shows our income tax provision and effective tax rate:

	Three Months Ended March 31,		Percentage Change
	2021	2020
	($ in millions)
Income tax provision	$97	$70	38.6%
Effective tax rate	24.6%	25.6%
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
Net income from unconsolidated investee: See “Equity Method Investments,” of Note 7, “Investments,” to the condensed consolidated financial statements for further discussion. Our income on our investment in OCC may vary significantly compared to prior years due to the changes in the OCC's capital management policy. Accordingly, we will exclude this income from current and prior periods for purposes of calculating non-GAAP measures which provide a more meaningful analysis of Nasdaq’s ongoing operating performance or comparisons in Nasdaq’s performance between periods.
Other significant items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq.
For the three months ended March 31, 2020, other significant items include bond refinancing costs and charitable donations made to the COVID-19 response and relief efforts, which are recorded in general, administrative and other expense in our Condensed Consolidated Statements of Income.
Significant tax items:
The non-GAAP adjustment to the income tax provision for the three months ended March 31, 2021 and 2020 included the tax impact of each non-GAAP adjustment and for the three months ended March 31, 2020, excess tax benefits related to employee share-based compensation to reflect the recognition of the income tax effects of share-based awards when awards vest or are settled. Beginning with the quarter ended March 31, 2021, such excess tax benefits will no longer be included as a non-GAAP adjustment due to the immaterial nature of the adjustment.
* * * * * *
The following table shows reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended March 31,
	2021	0	2020
	($ in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq	$298		$203
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	36		25
Merger and strategic initiatives expense	45		7
Restructuring charges	10		12
Net income from unconsolidated investees	(57)		(16)
Extinguishment of debt	—		36
Charitable donations	—		5
Other	2		—
Total non-GAAP adjustments	36		69
Adjustment to the income tax provision to reflect non-GAAP adjustments and other tax items	(7)		(18)
Excess tax benefits related to employee share-based compensation	—		(3)
Total non-GAAP tax adjustments	(7)		(21)
Total non-GAAP adjustments, net of tax	29		48
Non-GAAP net income attributable to Nasdaq	$327		$251

Weighted-average common shares outstanding for diluted earnings per share	167,092,082		166,776,516

U.S. GAAP diluted earnings per share	$1.78		$1.22
Total adjustments from non-GAAP net income	0.18		0.28
Non-GAAP diluted earnings per share	$1.96		$1.50

Liquidity and Capital Resources
Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock and debt. Currently, our cost and availability of funding remain healthy.
As of March 31, 2021, our sources and uses of cash were not materially impacted by COVID-19 and we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic. We will continue to closely monitor and manage our liquidity and capital resources. In addition, we continue to prudently assess our capital deployment strategy through balancing acquisitions, internal investments, debt repayments, and shareholder return activity including share repurchases and dividends.
In the near term, we expect that our operations and the availability under our revolving credit facility and commercial paper program will provide sufficient cash to fund our operating expenses, capital expenditures, debt repayments, any share repurchases, and any dividends. In January 2021, we increased the size of our commercial paper program from $1 billion to $1.25 billion. In February 2021, we issued $475 million of commercial paper to partially fund the acquisition of Verafin. For further discussion of the acquisition of Verafin, see “2021 Acquisition,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements.
As part of the purchase price consideration of a prior acquisition, Nasdaq has contingent future obligations to issue 992,247 shares of Nasdaq common stock annually through 2027. See “Non-Cash Contingent Consideration,” of Note 18, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion.

The value of various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, the current portion of long-term debt, and commercial paper, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $98 million as of March 31, 2021, compared with $2,736 million as of December 31, 2020, a decrease of $2,638 million. Current asset balance changes decreased working capital by $2,006 million, due to a decrease in cash and cash equivalents, primarily due to utilization of cash to partially fund the acquisition of Verafin and a decrease in default funds and margin deposits, partially offset by increases in other current assets, financial investments, receivables, net and restricted cash and cash equivalents. Current liability balance changes decreased working capital by $632 million, due to increases in short-term debt, deferred revenue, other current liabilities, and accounts payable and accrued expenses, partially offset by decreases in default funds and margin deposits, Section 31 fees payable to the SEC, and accrued personnel costs.
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
Financial Assets
The following table summarizes our financial assets:

	March 31, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$774	$2,745
Restricted cash and cash equivalents	38	37
Financial investments	215	195
Total financial assets	$1,027	$2,977
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of March 31, 2021, our cash and cash equivalents of $774 million were primarily invested in bank deposits and money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of March 31, 2021 decreased $1,971 million from December 31, 2020, primarily due to:
•cash paid for our acquisition of Verafin, net of cash and cash equivalents acquired;
•repurchases of our common stock;
•cash dividends paid on our common stock;
•purchases of property and equipment;
•payments related to employee shares withheld for taxes; and
•net purchases of securities, partially offset by;
•proceeds from commercial paper, net; and
•net cash provided by operating activities.
See “Cash Flow Analysis” below for further discussion.
Restricted cash and cash equivalents are restricted from withdrawal due to contractual or regulatory requirements or is not available for general use. Restricted cash and cash equivalents were $38 million as of March 31, 2021 and $37 million as of December 31, 2020, an increase of $1 million. Restricted cash and cash equivalents are classified as restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $534 million as of March 31, 2021 and $237 million as of December 31, 2020. The remaining balance held in the U.S. totaled $240 million as of March 31, 2021 and $2,508 million as of December 31, 2020.
Unremitted earnings of certain subsidiaries outside of the U.S. are used to finance our international operations and are considered to be indefinitely reinvested.
Share Repurchase Program
See “Share Repurchase Program,” of Note 12, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Cash Dividends on Common Stock
The following table shows quarterly cash dividends paid per common share on our outstanding common stock:

	2021	2020
First quarter	$0.49	$0.47
See “Cash Dividends on Common Stock,” of Note 12, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Financial Investments
Our financial investments totaled $215 million as of March 31, 2021 and were trading securities primarily comprised of highly rated European government debt securities. As of
December 31, 2020, financial investments totaled $195 million and were trading securities primarily comprised of highly rated European government debt securities. Of these securities, $164 million as of March 31, 2021 and $175 million as of December 31, 2020 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 7, “Investments,” to the condensed consolidated financial statements for further discussion.

* * * * * *
Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	March 31, 2021	December 31, 2020
		(in millions)
Short-term debt - commercial paper	Weighted-average maturity of 34 days	$435	$—
Long-term debt:
0.445% senior unsecured notes	December 2022	597	597
1.75% senior unsecured notes	May 2023	701	730
4.25% senior unsecured notes	June 2024	498	498
$1.25 billion senior unsecured revolving credit facility	December 2025	(4)	(4)
3.85% senior unsecured notes	June 2026	497	497
1.75% senior unsecured notes	March 2029	697	726
0.875% senior unsecured notes	February 2030	697	726
1.650% senior unsecured notes	January 2031	643	643
2.500% senior unsecured notes	December 2040	643	643
3.25% senior unsecured notes	April 2050	486	485
Total long-term debt		$5,455	$5,541
Total debt obligations		$5,890	$5,541

In addition to the $1.25 billion revolving credit facility, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These credit facilities, which are available in multiple currencies, totaled $219 million as of March 31, 2021 and $232 million as of December 31, 2020 in available liquidity, none of which was utilized.
As of March 31, 2021, we were in compliance with the covenants of all of our debt obligations.
See Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of March 31, 2021, our required regulatory capital of $139 million was comprised of highly rated European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, Execution Access, NPM Securities, SMTX, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of March 31, 2021, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $69 million, substantially all of which is held in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of March 31, 2021, our required regulatory capital of $34 million was primarily invested in European debt securities that are included in financial investments in the Condensed
Consolidated Balance Sheets and cash which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of March 31, 2021, other required regulatory capital was $8 million and was primarily included in restricted cash in the Condensed Consolidated Balance Sheets.

* * * * * *
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Three Months Ended March 31,		Percentage Change
	2021	2020
Net cash provided by (used in):	(in millions)
Operating activities	$394	$380	3.7%
Investing activities	(2,505)	(154)	1,526.6%
Financing activities	152	468	(67.5)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(11)	(12)	(8.3)%
Net increase (decrease) in cash and cash equivalents and restricted cash	(1,970)	682	(388.9)%
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	2,782	362	668.5%
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$812	$1,044	(22.2)%

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
Net cash provided by operating activities increased $14 million for the three months ended March 31, 2021 compared with the same period in 2020. The increase was primarily driven by higher net income and growth in our annual customer billings related to our listing services business, partially offset by an increase in a prepaid asset related to a cash payment of $102 million in connection with our acquisition of Verafin, a decrease in Section 31 fees payable to the SEC due to lower average SEC fee rates and timing of payments. The remaining change was primarily due to other fluctuations in our working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2021 primarily related to $2,430 million of cash used for acquisitions, net of cash and cash equivalents acquired of $221 million which will be utilized to satisfy an acquisition-related tax obligation on behalf of Verafin, $42 million of purchases of property and equipment and $32 million of proceeds from the net purchases of securities.
Net cash used in investing activities for the three months ended March 31, 2020 primarily related to $157 million of cash used for acquisitions, net of cash and cash equivalents acquired and $26 million of purchases of property and equipment, partially offset by $22 million of proceeds from the net sales of securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2021 primarily related to $435 million of proceeds from issuances of commercial paper, net, partially offset by $162 million in repurchases of common stock and $81 million of dividend payments to our shareholders.
Net cash provided by financing activities for the three months ended March 31, 2020 primarily related to proceeds received of $799 million related to the utilization of the revolving credit commitment of a former credit facility, $644 million from proceeds related to long-term debt issuances, partially offset by $671 million in repayments of debt obligations, $122 million in repurchases of common stock, $78 million of dividend payments to our shareholders, $42 million of net repayments of commercial paper, and a $36 million payment for debt extinguishment costs.
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
* * * * * *
Contractual Obligations and Contingent Commitments
Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, operating lease payments, and other obligations. The following table shows these contractual obligations as of March 31, 2021.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Debt obligations by contract maturity(1)	$7,235	$553	$1,535	$673	$4,474
Operating lease obligations(2)	573	60	116	85	312
Purchase obligations(3)	48	31	17	—	—
Total	$7,856	$644	$1,668	$758	$4,786
____________
(1)    Our debt obligations include both principal and interest obligations. All debt obligations were primarily calculated on a 365-day basis at the contractual fixed rate multiplied by the aggregate principal amount as of March 31, 2021. See Note 9, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
(2)    Operating lease obligations represent our undiscounted operating lease liabilities as of March 31, 2021. See Note 16, “Leases,” to the condensed consolidated financial statements for further discussion of our leases.
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
◦Legal and regulatory matters; and
◦Tax audits.
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
Financial Investments
As of March 31, 2021, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. If market interest rates were to increase immediately and uniformly by 100 basis points from levels as of March 31, 2021, the fair value of this portfolio would have declined by $5 million.
Debt Obligations
As of March 31, 2021, the majority of our debt obligations were fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 9, “Debt Obligations,” to the condensed consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper, which have variable interest rates and any borrowings under our 2020 Credit Facility, as the interest rate on this facility has a variable interest rate. As of March 31, 2021, we had principal amounts outstanding of $435 million of commercial paper and no amounts outstanding under our 2020 Credit Facility. A hypothetical 100 basis points increase in interest rates on our outstanding commercial paper would increase annual interest expense by approximately $4 million based on borrowings as of March 31, 2021.
We may utilize interest rate swap agreements to achieve a desired mix of variable and fixed rate debt.

* * * * * *
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three months ended March 31, 2021 is presented in the following table:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months End March 31, 2021
Average foreign currency rate to the U.S. dollar	1.2053	0.1192	#	N/A	N/A
Percentage of revenues less transaction-based expenses	7.2%	6.7%	5.4%	80.7%	100.0%
Percentage of operating income	12.6%	(3.2)%	(5.7)%	96.3%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(6)	$(6)	$(4)	$—	$(16)
Impact of a 10% adverse currency fluctuation on operating income	$(5)	$(1)	$(2)	$—	$(8)
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
Our primary exposure to net assets in foreign currencies as of March 31, 2021 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona(1)	$3,525	$353
British Pound	219	22
Norwegian Krone	174	17
Canadian Dollar	131	13
Australian Dollar	129	13
Euro	44	4
____________
(1)    Includes goodwill of $2,571 million and intangible assets, net of $624 million.

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
Execution Access is our introducing broker which operates the trading platform for our Fixed Income business to trade in U.S. Treasury securities. Execution Access has a clearing arrangement with ICBC. As of March 31, 2021, we have contributed $15 million of clearing deposits to ICBC in connection with this clearing arrangement. These deposits are recorded in other current assets in our Condensed Consolidated Balance Sheets. Some of the trading activity in Execution Access is cleared by ICBC through the Fixed Income Clearing Corporation, with ICBC acting as agent. Execution Access assumes the counterparty risk of clients that do not clear through the Fixed Income Clearing Corporation. Counterparty risk of clients exists for Execution Access between the trade date and settlement date of the individual transactions, which is at least one business day (or more, if specified by the U.S. Treasury issuance calendar). Counterparties that do not clear through the Fixed Income Clearing Corporation are subject to a credit due diligence process and may be required to post collateral, provide principal letters, or provide other forms of credit enhancement to Execution Access for the purpose of mitigating counterparty risk. Daily position trading limits are also enforced for such counterparties.
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
•Interest Rate Risk. Interest rate risk is the risk that interest rates rise causing the value of purchased securities to decline. If we were required to sell securities prior to maturity, and interest rates had risen, the sale of the securities might be made at a loss relative to the latest market price. Our clearinghouse seeks to manage this risk by making short term investments of members' cash deposits. In addition, the clearinghouse investment guidelines allow for direct purchases or repurchase agreements with short dated maturities of high quality sovereign debt (for example, European government and U.S. Treasury securities), central bank certificates and multilateral development bank debt instruments.
•Security Issuer Risk. Security issuer risk is the risk that an issuer of a security defaults on its payment when the security matures. This risk is mitigated by limiting allowable investments and collateral under reverse repurchase agreements to high quality sovereign, government agency or multilateral development bank debt instruments.
Item 4. Controls and Procedures
Disclosure controls and procedures. Nasdaq’s management, with the participation of Nasdaq’s President and Chief Executive Officer, and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of Nasdaq’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, Nasdaq’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, have concluded that, as of the end of such period, Nasdaq’s disclosure controls and procedures are effective.
Changes in internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See “Legal and Regulatory Matters - Litigation,” of Note 18, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our most recent Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in our most recent Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program
See “Share Repurchase Program,” of Note 12, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended March 31, 2021:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)

January 2021
Share repurchase program(1)	—	$—	—	$410
Employee transactions(2)	1,830	$140.19	N/A	N/A

February 2021
Share repurchase program(1)	448,412	$142.87	448,412	$346
Employee transactions(2)	174,479	$140.34	N/A	N/A

March 2021
Share repurchase program(1)	673,208	$145.11	673,208	$248
Employee transactions(2)	96,887	$154.52	N/A	N/A

Total Quarter Ended March 31, 2021
Share repurchase program	1,121,620	$144.22	1,121,620	$248
Employee transactions	273,196	$145.36	N/A	N/A
____________
N/A Not applicable.
(1)    See “Share Repurchase Program,” of Note 12, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
(2)    Represents shares surrendered to us to satisfy tax withholding obligations arising from the vesting of restricted stock and PSUs issued to employees.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number
10.1	Employment Offer Letter by and between Nasdaq, Inc. and Michelle Daly (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2021).*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101	The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Income for the three months end March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months end March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months end March 31, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the three months end March 31, 2021 and 2020; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
____________
*    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

Date:	May 5, 2021	By:	/s/ Adena T. Friedman
		Name:	Adena T. Friedman
		Title:	President and Chief Executive Officer

Date:	May 5, 2021	By:	/s/ Ann M. Dennison
		Name:	Ann M. Dennison
		Title:	Executive Vice President and Chief Financial Officer