Form 10-Q
period 2021-09-30
NASDAQ, INC.
filed 2021-11-04
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2021
Common Stock, $0.01 par value per share	167,222,005	shares

Nasdaq, Inc.

i

About this Form 10-Q
Throughout this Form 10-Q, unless otherwise specified:
•“Nasdaq,” “we,” “us” and “our” refer to Nasdaq, Inc.
•“Nasdaq Baltic” refers to collectively, Nasdaq Tallinn AS, Nasdaq Riga, AS, and AB Nasdaq Vilnius.
•“Nasdaq BX” refers to the cash equity exchange operated by Nasdaq BX, Inc.
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
401(k) Plan: Voluntary Defined Contribution Savings Plan
2020 Credit Facility: $1.25 billion senior unsecured revolving credit facility, which matures on December 22, 2025
2022 Notes: $600 million aggregate principal amount of 0.445% senior unsecured notes due December 21, 2022
2023 Notes: €600 million aggregate principal amount of 1.75% senior unsecured notes due May 19, 2023, repaid in full and terminated in August 2021
2024 Notes: $500 million aggregate principal amount of 4.25% senior unsecured notes due June 1, 2024
2026 Notes: $500 million aggregate principal amount of 3.85% senior unsecured notes due June 30, 2026
2029 Notes: €600 million aggregate principal amount of 1.75% senior unsecured notes due March 28, 2029
2030 Notes: €600 million aggregate principal amount of 0.875% senior unsecured notes due February 13, 2030
2031 Notes: $650 million aggregate principal amount of 1.650% senior unsecured notes due January 15, 2031
2033 Notes: €615 million aggregate principal amount of 0.900% senior unsecured notes due July 30, 2033
2040 Notes: $650 million aggregate principal amount of 2.500% senior unsecured notes due December 21, 2040
2050 Notes: $500 million aggregate principal amount of 3.25% senior unsecured notes due April 28, 2050
ASU: Accounting Standards Update
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
ii

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$303	$2,745
Restricted cash and cash equivalents	29	37
Financial investments	185	195
Receivables, net	552	566
Default funds and margin deposits	4,202	3,942
Other current assets	225	175
Total current assets	5,496	7,660
Property and equipment, net	495	475
Goodwill	8,510	6,850
Intangible assets, net	2,885	2,255
Operating lease assets	383	381
Other non-current assets	628	358
Total assets	$18,397	$17,979

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$166	$175
Section 31 fees payable to SEC	14	224
Accrued personnel costs	221	227
Deferred revenue	380	235
Other current liabilities	132	121
Default funds and margin deposits	4,202	3,942
Short-term debt	480	—
Total current liabilities	5,595	4,924
Long-term debt	5,447	5,541
Deferred tax liabilities, net	395	502
Operating lease liabilities	398	389
Other non-current liabilities	207	187
Total liabilities	12,042	11,543

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 173,886,216 at September 30, 2021 and 171,278,761 at December 31, 2020; shares outstanding: 167,206,649 at September 30, 2021 and 164,933,678 at December 31, 2020	2	2
Additional paid-in capital	1,983	2,547
Common stock in treasury, at cost: 6,679,567 shares at September 30, 2021 and 6,345,083 shares at December 31, 2020	(425)	(376)
Accumulated other comprehensive loss	(1,511)	(1,368)
Retained earnings	6,296	5,628
Total Nasdaq stockholders’ equity	6,345	6,433
Noncontrolling interests	10	3
Total equity	6,355	6,436
Total liabilities and equity	$18,397	$17,979

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Market Technology	$114	$86	$332	$251
Investment Intelligence	272	236	787	654
Corporate Platforms	155	131	451	382
Market Services	814	954	2,823	2,855
Other revenues	2	6	26	21
Total revenues	1,357	1,413	4,419	4,163
Transaction-based expenses:
Transaction rebates	(472)	(517)	(1,642)	(1,525)
Brokerage, clearance and exchange fees	(47)	(181)	(243)	(523)
Revenues less transaction-based expenses	838	715	2,534	2,115
Operating expenses:
Compensation and benefits	230	198	700	582
Professional and contract services	36	38	101	96
Computer operations and data communications	47	39	137	109
Occupancy	27	29	81	80
General, administrative and other	42	13	66	99
Marketing and advertising	12	7	32	20
Depreciation and amortization	67	51	197	149
Regulatory	8	2	22	16
Merger and strategic initiatives	13	1	70	12
Restructuring charges	—	11	31	36
Total operating expenses	482	389	1,437	1,199
Operating income	356	326	1,097	916
Interest income	—	—	1	4
Interest expense	(33)	(24)	(95)	(77)
Net gain on divestiture of business	—	—	84	—
Other income	42	1	43	5
Net income from unconsolidated investees	6	54	90	97
Income before income taxes	371	357	1,220	945
Income tax provision	83	93	292	237
Net income attributable to Nasdaq	$288	$264	$928	$708
Per share information:
Basic earnings per share	$1.72	$1.61	$5.61	$4.31
Diluted earnings per share	$1.69	$1.58	$5.53	$4.25
Cash dividends declared per common share	$0.54	$0.49	$1.57	$1.45

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$288	$264	$928	$708
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(45)	60	(112)	29
Income tax benefit (expense)(1)	(14)	23	(31)	25
Foreign currency translation, net	(59)	83	(143)	54

Comprehensive income attributable to Nasdaq	$229	$347	$785	$762
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on Euro denominated notes.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Shares	$	Shares	$	Shares	$	Shares	$
Common stock	169	2	164	2	165	2	165	2

Additional paid-in capital
Beginning balance		2,435		2,533		2,547		2,632
Share repurchase program	—	—	—	(34)	(3)	(410)	(2)	(186)
ASR agreement(1)	(2)	(475)	—	—	(2)	(475)	—	—
Share-based compensation	—	23	—	24	1	66	1	64
Stock option exercises, net	—	—	—	1	—	1	—	2
Other issuances of common stock, net(2)	—	—	—	—	6	254	—	12
Ending balance		1,983		2,524		1,983		2,524

Common stock in treasury, at cost
Beginning balance		(423)		(367)		(376)		(336)
Other employee stock activity	—	(2)	—	—	—	(49)	—	(31)
Ending balance		(425)		(367)		(425)		(367)

Accumulated other comprehensive loss
Beginning balance		(1,452)		(1,715)		(1,368)		(1,686)
Other comprehensive income (loss)		(59)		83		(143)		54
Ending balance		(1,511)		(1,632)		(1,511)		(1,632)

Retained earnings
Beginning balance		6,098		5,301		5,628		5,027
Impact of adoption of ASU 2016-13		—		—		—		(12)
Net income		288		264		928		708
Cash dividends declared per common share		(90)		(81)		(260)		(239)
Ending balance		6,296		5,484		6,296		5,484

Total Nasdaq stockholders’ equity		6,345		6,011		6,345		6,011

Noncontrolling interests
Beginning balance		11		3		3		—
Net activity related to noncontrolling interests		(1)		—		7		3
Ending balance		10		3		10		3

Total Equity	167	$6,355	164	$6,014	167	$6,355	164	$6,014
____________
(1)    See “ASR Agreement,” of Note 11, “Nasdaq Stockholders’ Equity,” for further discussion.
(2)    For the nine months ended September 30, 2021 primarily relates to the tax impact of shares accelerated and issued upon the sale of our U.S. Fixed Income business. See “2021 Divestiture,” of Note 4, “Acquisitions and Divestiture,” for further discussion.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$928	$708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197	149
Share-based compensation	66	64
Deferred income taxes	94	19
Extinguishment of debt	33	36
Net gain on divestiture of business	(84)	—
Net income from unconsolidated investees	(90)	(97)
Other reconciling items included in net income	9	26
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	32	(109)
Other assets	(142)	43
Accounts payable and accrued expenses	(4)	(18)
Section 31 fees payable to SEC	(210)	(69)
Accrued personnel costs	(5)	(6)
Deferred revenue	138	70
Other liabilities(1)	(263)	1
Net cash provided by operating activities	699	817
Cash flows from investing activities:
Purchases of securities	(269)	(252)
Proceeds from sales and redemptions of securities	266	372
Proceeds from divestiture of business, net of cash divested	190	—
Acquisition of businesses, net of cash and cash equivalents acquired	(2,430)	(157)
Purchases of property and equipment	(113)	(128)
Other investing activities	(84)	8
Net cash used in investing activities	(2,440)	(157)
Cash flows from financing activities:
Proceeds from (repayments of) commercial paper, net	480	(391)
Repayments of borrowings under our credit commitment and debt obligations	(804)	(1,470)
Payment of debt extinguishment cost	(33)	(36)
Proceeds from issuances of long-term debt, net of issuance costs and utilization of credit commitment	826	1,928
Repurchases of common stock	(410)	(186)
ASR agreement	(475)	—
Dividends paid	(260)	(239)
Proceeds received from employee stock activity and other issuances	17	14
Payments related to employee shares withheld for taxes	(49)	(31)
Other financing activities	7	3
Net cash used in financing activities	(701)	(408)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(8)	3
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(2,450)	255
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	2,782	362
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$332	$617
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$79	$69
Income taxes, net of refund(1)	$425	$218
____________
(1)    Includes payment of an acquired tax liability in the second quarter of 2021 related to the Verafin acquisition. See “2021 Acquisition,” of Note 4, “Acquisitions and Divestiture,” for further discussion.

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
We manage, operate and provide our products and services in four business segments: Market Technology, Investment Intelligence, Corporate Platforms, and Market Services.
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
Our Anti Financial Crime Technology business includes Nasdaq Trade Surveillance, a technology solution designed for brokers and other market participants to assist them in complying with market rules, regulations and internal market surveillance policies. The Nasdaq Automated Investigator is our cloud-deployed anti-money laundering offering with an automated investigator tool for retail banks. Additionally, in February 2021 we completed the acquisition of Verafin, a SaaS technology provider of anti-financial crime management solutions that offers a cloud-based platform to help detect, investigate, and report money laundering and financial fraud. See “2021 Acquisition,” of Note 4, “Acquisitions and Divestiture,” for further discussion.
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
Investment Intelligence
Our Investment Intelligence segment includes our Market Data, Index and Analytics businesses.

Our Market Data business sells and distributes real-time and historical market data to the sell-side, the institutional investing community, retail online brokers, proprietary trading shops, other venues, internet portals and data distributors. Our market data products enhance transparency of market activity within our exchanges and provide critical information to professional and non-professional investors globally. Additionally, our Nasdaq Cloud Data Service provided on our Data Link data dissemination platform provides a flexible and efficient method of delivery for real- time exchange data and other financial information.
Our Index business develops and licenses Nasdaq-branded indexes and financial products. We also license cash-settled options, futures and options on futures on our indexes. As of September 30, 2021, 347 ETPs listed in over 30 countries and exchanges tracked a Nasdaq index and accounted for $361 billion in AUM.
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
Our Listing Services business includes our U.S. and European Listing Services businesses. We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for public companies. Our main listing markets are The Nasdaq Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges. Through Nasdaq First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies and growth companies. In July 2021 we contributed our NPM business, which was included in our Listing Services business, to a standalone, independent company, of which we own the largest minority interest, together with a consortium of third party financial institutions. The NPM business provides liquidity solutions for private companies to enable employees, investors, and companies to execute transactions.

We continue to grow our U.S. Corporate Bond exchange for the listing of corporate bonds. This exchange operates pursuant to The Nasdaq Stock Market exchange license and is powered by the NFF. As of September 30, 2021, 105 corporate bonds were listed on the Corporate Bond exchange. We also continue to develop the Nasdaq Sustainable Bond Network, a platform for increased transparency in the global sustainable bond markets.
As of September 30, 2021, there were 3,990 total listings on The Nasdaq Stock Market, including 430 ETPs. The combined market capitalization was approximately $25.9 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,172 listed companies with a combined market capitalization of approximately $2.4 trillion.
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
Market Services
Our Market Services segment includes our Equity Derivative Trading and Clearing, Cash Equity Trading, FICC and Trade Management Services businesses. We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in certain countries where we operate exchanges, we also provide broker services, clearing, settlement and central depository services. In January 2020, we commenced an orderly wind-down of our Nordic broker services operations business. We expect this wind-down to continue through the second quarter of 2022. Also, in June 2021, we sold our U.S. Fixed Income business which included an electronic platform for trading of U.S. Treasuries. See “2021 Divestiture,” of Note 4, “Acquisitions and Divestiture,” for further discussion.
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
Nasdaq has considered the impact of COVID-19 on the assumptions and estimates used in evaluating our assets and liabilities, including but not limited to our goodwill, intangible assets, equity method investments, equity securities and allowance for losses on accounts receivable. We determined that there were no material adverse impacts on our financial position and results of operations as of or for the three and nine months ended September 30, 2021 and 2020. In addition, there were no material impairment charges recorded for the three and nine months ended September 30, 2021 and 2020. These estimates may change as new events occur and additional information is obtained. Actual results could differ from these estimates under different assumptions or conditions.

Subsequent Events
There have been no subsequent events through the issuance date of this Quarterly Report on Form 10-Q that would require disclosure in, or adjustment to, the condensed consolidated financial statements.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Market Technology
Anti Financial Crime Technology	$66	$32
Marketplace Infrastructure Technology	48	54
Investment Intelligence
Market data	102	105
Index	119	86
Analytics	51	45
Corporate Platforms
Listing services	99	78
IR & ESG Services	56	53
Market Services
Transaction-based trading and clearing, net	214	181
Trade management services	81	75
Other revenues	2	6
Revenues less transaction-based expenses	$838	$715
Substantially all revenues from the Market Technology, Investment Intelligence and Corporate Platforms segments were recognized over time for the three months ended September 30, 2021 and 2020. For the three months ended September 30, 2021, approximately 69.3% of Market Services revenues were recognized at a point in time and 30.7% were recognized over time. For the three months ended September 30, 2020, approximately 67.2% of Market Services revenues were recognized at a point in time and 32.8% were recognized over time.

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Market Technology
Anti Financial Crime Technology	$175	$94
Marketplace Infrastructure Technology	157	157
Investment Intelligence
Market data	310	298
Index	328	227
Analytics	149	129
Corporate Platforms
Listing services	282	224
IR & ESG Services	169	158
Market Services
Transaction-based trading and clearing, net	696	589
Trade management services	242	218
Other revenues	26	21
Revenues less transaction-based expenses	$2,534	$2,115
Substantially all revenues from the Market Technology, Investment Intelligence and Corporate Platforms segments were recognized over time for the nine months ended September 30, 2021 and 2020. For the nine months ended September 30, 2021, approximately 71.2% of Market Services revenues were recognized at a point in time and 28.8% were recognized over time. For the nine months ended September 30, 2020, approximately 69.8% of Market Services revenues were recognized at a point in time and 30.2% were recognized over time.
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $18 million as of September 30, 2021 and $21 million as of December 31, 2020. The changes in the balance between periods were immaterial. We do not have obligations for warranties, returns or refunds to customers.
For the majority of our contracts with customers, except for our market technology and listings services contracts, our performance obligations are short-term in nature and there is no significant variable consideration.

We do not have a material amount of revenue recognized from performance obligations that were satisfied in prior periods. We do not provide disclosures about transaction price allocated to unsatisfied performance obligations if contract durations are less than one year. Excluding our market technology contracts, for contract durations that are one-year or greater, materially all of the transaction price allocated to unsatisfied performance obligations is included in deferred revenue. For our market technology contracts, the portion of transaction price allocated to unsatisfied performance obligations is presented in the table below. Deferred revenue primarily represents our contract liabilities related to our fees for Market Technology, Investment Intelligence, annual and initial listings, and IR & ESG Services contracts. Deferred revenue is the only significant contract asset or liability as of September 30, 2021.
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
For our market technology contracts, the following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied as of September 30, 2021:

(in millions)
Remainder of 2021	$95
2022	415
2023	253
2024	131
2025	78
2026+	135
Total	$1,107
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
2021 Divestiture
In June 2021, we sold our U.S. Fixed Income business, which was part of our FICC business within our Market Services segment, to Tradeweb Markets Inc., or Tradeweb. We recognized a pre-tax gain on the sale of $84 million, net of disposal costs. The pre-tax gain is included in net gain on divestiture of business in the Condensed Consolidated Statements of Income.
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
To facilitate these repurchases, the board of directors has authorized an increase to the share repurchase program. See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders' Equity,” for further discussion.

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
As of September 30, 2021, the allocation of purchase price includes the effect of a $9 million measurement period adjustment recorded during the second quarter. This adjustment resulted in an increase to both total net liabilities acquired and goodwill. Additional adjustments to the provisional values may result before the end of the measurement period, a period not to exceed 12 months from the acquisition date. These adjustments, which may include tax and other estimates will be recorded in the reporting period in which the adjustment amounts are determined. Changes to amounts recorded as assets and liabilities may result in a corresponding adjustment to goodwill.

(in millions)
Goodwill	$1,882
Acquired Intangible Assets	815
Total Net Liabilities Acquired	(46)
Purchase Consideration	$2,651

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

Pro Forma Results and Acquisition-Related Costs
The condensed consolidated financial statements for the three and nine months ended September 30, 2021 and 2020 include the financial results of the above acquisitions from the dates of these acquisitions. Pro forma financial results have not been presented since these acquisitions both individually and in the aggregate were not material to our financial results.
Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.
5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2021:

(in millions)
Market Technology
Balance at December 31, 2020	$309
Goodwill acquired	1,873
Other adjustments	(6)
Balance at September 30, 2021	$2,176
Investment Intelligence
Balance at December 31, 2020	$2,541
Divestiture of business	(23)
Other adjustments	(61)
Balance at September 30, 2021	$2,457
Corporate Platforms
Balance at December 31, 2020	$481
Other adjustments	(11)
Balance at September 30, 2021	$470
Market Services
Balance at December 31, 2020	$3,519
Goodwill acquired	15
Divestiture of business	(37)
Other adjustments	(90)
Balance at September 30, 2021	$3,407

Total
Balance at December 31, 2020	$6,850
Goodwill acquired	1,888
Divestiture of business	(60)
Other adjustments	(168)
Balance at September 30, 2021	$8,510
In the preceding table:
•Divestiture of business relates to the sale of our U.S. Fixed Income business. See “2021 Divestiture,” of Note 4, “Acquisitions and Divestiture,” for further discussion. In addition to revenues earned through Market Services, our U.S. Fixed Income business also earned fees from market data, which are included in our Investment Intelligence segment. Therefore, a portion of the goodwill was allocated to this segment.
•Other adjustments includes foreign currency translation adjustment. For Market Technology, it also includes a measurement period adjustment related to our acquisition of Verafin. See “2021 Acquisition,” of Note 4, “Acquisitions and Divestiture,” for further discussion.
As of September 30, 2021, the amount of goodwill, primarily relating to our acquisition of Verafin, that is expected to be deductible for tax purposes in future periods is $1.8 billion.
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three and nine months ended September 30, 2021 and 2020; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses, may result in goodwill impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	September 30, 2021	December 31, 2020
Finite-Lived Intangible Assets	(in millions)
Gross Amount
Technology	$316	$76
Customer relationships	2,049	1,599
Trade names and other	60	18
Foreign currency translation adjustment	(131)	(104)
Total gross amount	$2,294	$1,589
Accumulated Amortization
Technology	$(50)	$(24)
Customer relationships	(683)	(648)
Trade names and other	(10)	(6)
Foreign currency translation adjustment	74	58
Total accumulated amortization	$(669)	$(620)
Net Amount
Technology	$266	$52
Customer relationships	1,366	951
Trade names and other	50	12
Foreign currency translation adjustment	(57)	(46)
Total definite-lived intangible assets	$1,625	$969

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(170)	(144)
Total indefinite-lived intangible assets	$1,260	$1,286
Total intangible assets	$2,885	$2,255

The change in the gross and net amounts for technology, customer relationships and trade names and other finite-lived intangible assets as of September 30, 2021 compared with December 31, 2020 is primarily related to our acquisition of Verafin. The change in the gross and net amounts for customer relationships as of September 30, 2021 compared with December 31, 2020 is also related to the divestiture of our U.S. Fixed Income business. See “2021 Acquisition,” and “2021 Divestiture,” of Note 4, “Acquisitions and Divestiture,” for further discussion of these transactions.
The following table presents our amortization expense for acquired finite-lived intangible assets:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Amortization expense	$40	$26

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Amortization expense	$116	$76
The increase in amortization expense for the three and nine months ended September 30, 2021 compared with the same periods in 2020 was primarily due to additional amortization expense for acquired intangible assets related to our acquisition of Verafin. These amounts are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.
The table below presents the estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $57 million as of September 30, 2021) of acquired finite-lived intangible assets as of September 30, 2021:

(in millions)
Remainder of 2021	$41
2022	162
2023	159
2024	153
2025	151
2026+	1,016
Total	$1,682
6. INVESTMENTS
The following table presents the details of our investments:

	September 30, 2021	December 31, 2020
	(in millions)
Financial investments	$185	$195

Equity method investments	$401	$216
Equity securities	$74	$60
Financial Investments
As of September 30, 2021, financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $166 million are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. As of December 31, 2020, financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $175 million are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.

Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of September 30, 2021 and 2020, our equity method investments primarily included our 40.0% equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. No material impairments were recorded for the three and nine months end September 30, 2021 and 2020.
Net income recognized from our equity interest in the earnings and losses of these equity method investments, primarily OCC, was $6 million for the three months ended September 30, 2021, $54 million for the three months ended September 30, 2020, $90 million for the nine months ended September 30, 2021 and $97 million for the nine months ended September 30, 2020. For the three and nine months ended September 30, 2021, lower equity interest in the earnings of OCC is primarily driven by a reduction in clearing fee rates that OCC charges its customers, partially offset by increased volumes.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for primarily all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the three and nine months ended September 30, 2021 and 2020. As of September 30, 2021 and December 31, 2020, our equity securities represent various strategic investments made through our corporate venture program as well as investments acquired through various acquisitions.
7. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the nine months ended September 30, 2021 are reflected in the following table:

	Balance at December 31, 2020	Additions	Revenue Recognized	Adjustments	Balance at September 30, 2021
	(in millions)
Market Technology	$53	$82	$(45)	$(2)	$88
Investment Intelligence	97	71	(64)	—	104
Corporate Platforms:
Initial Listing	91	80	(33)	(2)	136
Annual Listings	2	83	(2)	(1)	82
IR & ESG Services	46	48	(40)	—	54
Other	17	12	(7)	(2)	20
Total	$306	$376	$(191)	$(7)	$484
In the table above:
•Additions reflect deferred revenue billed in the current period, net of recognition. Market Technology additions include deferred revenue acquired as part of the acquisition of Verafin.
•Revenue recognized includes revenue recognized during the current period that was included in the beginning balance.
•Adjustments reflect foreign currency translation adjustments.
•Other revenue primarily includes deferred revenue from non-U.S. listing of additional shares fees. Listing of additional shares fees are included in our Listing Services business.
As of September 30, 2021, we estimate that our deferred revenue will be recognized in the following years:

Fiscal year ended:	2021	2022	2023	2024	2025	2026+	Total
	(in millions)
Market Technology	$41	$46	$1	$—	$—	$—	$88
Investment Intelligence	47	57	—	—	—	—	104
Corporate Platforms:
Initial Listings	14	44	30	21	14	13	136
Annual Listings	82	—	—	—	—	—	82
IR & ESG Services	29	25	—	—	—	—	54
Other	5	6	5	3	1	—	20
Total	$218	$178	$36	$24	$15	$13	$484

In the above table, 2021 represents the remaining three months of 2021.
The timing of recognition of our deferred market technology revenues is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.

8. DEBT OBLIGATIONS
The following table presents the changes in the carrying amount of our debt obligations during the nine months ended September 30, 2021:

	December 31, 2020	Additions	Payments, Foreign Currency Translation and Accretion	September 30, 2021
	(in millions)
Short-term debt - commercial paper	$—	$3,409	$(2,929)	$480
Long-term debt - senior unsecured notes:
2024 Notes	498	—	—	498
2023 Notes	730	—	(730)	—
2026 Notes	497	—	1	498
2029 Notes	726	—	(37)	689
2030 Notes	726	—	(37)	689
2050 Notes	485	—	1	486
2022 Notes	597	—	1	598
2031 Notes	643	—	—	643
2040 Notes	643	—	—	643
2033 Notes	—	726	(19)	707
2020 Credit Facility	(4)	100	(100)	(4)
Total long-term debt	5,541	826	(920)	5,447
Total debt obligations	$5,541	$4,235	$(3,849)	$5,927
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
In July 2021, we issued commercial paper to partially fund our ASR agreement. See “ASR Agreement,” of Note 11, “Nasdaq Stockholders' Equity."

As of September 30, 2021, commercial paper notes in the table above reflect the aggregate principal amount outstanding, less the unamortized discount which is being accreted through interest expense over the life of the applicable notes. The original maturities of these notes range from 13 days to 101 days and the weighted-average maturity is 35 days. The weighted-average effective interest rate is 0.23% per annum.
Senior Unsecured Notes
Our 2022 and 2040 Notes were issued at par. All of our other outstanding senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of September 30, 2021, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs which are being accreted through interest expense over the life of the applicable notes. For our Euro denominated notes, the “Payments, Foreign Currency Translation and Accretion” column also includes the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes may be redeemed by Nasdaq at any time, subject to a make-whole amount.
Upon a change of control triggering event (as defined in the various supplemental indentures governing the applicable notes), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.
2024 Notes
In May 2014, Nasdaq issued the 2024 Notes, which pay interest semiannually at a rate of 4.25% per annum until June 1, 2024. Such interest rate may vary with Nasdaq’s debt rating, to the extent Nasdaq is downgraded below investment grade, up to a rate not to exceed 6.25%.
Early Extinguishment of 2023 Notes
Nasdaq issued the 2023 Notes in May 2016, which paid interest annually at a rate of 1.75% per annum. In August 2021, we primarily used the net proceeds from the 2033 Notes to repay in full and terminate our 2023 Notes. For further discussion see “2033 Notes” below. In connection with the early extinguishment of the 2023 Notes, we recorded a pre-tax charge of $33 million, which primarily includes a make-whole redemption price premium. This charge is included in general, administrative and other expense in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021.

2026 Notes
In June 2016, Nasdaq issued the 2026 Notes, which pay interest semi-annually at a rate of 3.85% per annum until June 30, 2026. Such interest rate may vary with Nasdaq’s debt rating, to the extent Nasdaq is downgraded below investment grade, up to a rate not to exceed 5.85%.
2029 Notes
In April 2019, Nasdaq issued the 2029 Notes, which pay interest annually at a rate of 1.75% per annum until March 28, 2029. Such interest rate may vary with Nasdaq’s debt rating, to the extent Nasdaq is downgraded below investment grade, up to a rate not to exceed 3.75%.
The 2029 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $37 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the translation of the 2029 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of September 30, 2021.
2030 Notes
In February 2020, Nasdaq issued the 2030 Notes. The 2030 Notes pay interest annually in arrears, which began on February 13, 2021.
The 2030 Notes were designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $37 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the translation of the 2030 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of September 30, 2021.
2050 Notes
In April 2020, Nasdaq issued the 2050 Notes. The 2050 Notes pay interest semi-annually in arrears, which began on October 28, 2020. The interest rate of 3.25% may vary with Nasdaq's debt rating, to the extent Nasdaq is downgraded below investment grade, up to a rate not to exceed 5.25%.
Senior Unsecured Notes Due 2022, 2031 and 2040
In December 2020, Nasdaq issued the 2022, 2031 and 2040 Notes. The net proceeds were used to partially fund the acquisition of Verafin. For further discussion of the acquisition of Verafin, see “2021 Acquisition,” of Note 4, “Acquisitions and Divestiture.”

2022 Notes
The 2022 Notes pay interest semi-annually in arrears, which began on June 21, 2021. The interest rate of 0.445% may vary with Nasdaq's debt rating, to the extent Nasdaq is downgraded below investment grade, up to a rate not to exceed 2.445%.
2031 Notes
The 2031 Notes pay interest semi-annually in arrears, which began on January 15, 2021. The interest rate of 1.650% may vary with Nasdaq's debt rating, to the extent Nasdaq is downgraded below investment grade, up to a rate not to exceed 3.65%.
2040 Notes
The 2040 Notes pay interest semi-annually in arrears, which began on June 21, 2021. The interest rate of 2.500% may vary with Nasdaq's debt rating, to the extent Nasdaq is downgraded below investment grade, up to a rate not to exceed 4.50%.
2033 Notes
In July 2021, Nasdaq issued €615 million aggregate principal amount of 0.900% senior notes due in 2033, which pay interest annually in arrears, beginning on July 30, 2022. The net proceeds from the 2033 Notes were approximately $726 million after deducting the underwriting discount and expenses of the offering. We primarily used the net proceeds from the 2033 Notes to redeem all of the 2023 Notes. For further discussion of the 2023 Notes, see “Early Extinguishment of 2023 Notes” above.
The 2033 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $19 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the translation of the 2033 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within stockholders’ equity in the Condensed Consolidated Balance Sheets as of September 30, 2021.
Credit Facilities
2020 Credit Facility
In December 2020, Nasdaq entered into the 2020 Credit Facility, which replaced a former credit facility and consists of a $1.25 billion five-year revolving credit facility (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). Nasdaq intends to use funds available under the 2020 Credit Facility for general corporate purposes and to provide liquidity support for the repayment of commercial paper issued through the commercial paper program. Nasdaq is permitted to repay borrowings under our 2020 Credit Facility at any time in whole or in part, without penalty.

As of September 30, 2021, no amounts were outstanding on the 2020 Credit Facility. The $(4) million balance represents unamortized debt issuance costs which are being accreted through interest expense over the life of the credit facility. Of the $1.25 billion that is available for borrowing, $480 million provides liquidity support for the commercial paper program. As such, as of September 30, 2021, the total remaining amount available under the 2020 Credit Facility was $770 million, excluding the amounts that support the commercial paper program. See “Commercial Paper Program” above for further discussion of our commercial paper program.
Under our 2020 Credit Facility, borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the LIBOR, the base rate (as defined in the credit agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.125% to 0.350%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and nine months ended September 30, 2021.
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
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These credit facilities, in aggregate, totaled $218 million as of September 30, 2021 and $232 million as of December 31, 2020 in available liquidity, none of which was utilized. Generally, these facilities each have a one year term. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and nine months ended September 30, 2021 and 2020.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of September 30, 2021, we were in compliance with the covenants of all of our debt obligations.
9. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) Plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $3 million for the three months ended September 30, 2021, $4 million for the three months ended September 30, 2020 and $11 million for both the nine months ended September 30, 2021 and 2020.
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $7 million for the three months ended September 30, 2021, $6 million for the three months ended September 30, 2020, $20 million for the nine months ended September 30, 2021 and $17 million for the nine months ended September 30, 2020.

10. SHARE-BASED COMPENSATION
We have a share-based compensation program for employees and non-employee directors. Share-based awards granted under this program include restricted stock (consisting of restricted stock units), PSUs and stock options. For accounting purposes, we consider PSUs to be a form of restricted stock.
Summary of Share-Based Compensation Expense
The following table presents the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2021 and 2020, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Share-based compensation expense before income taxes	$23	$24	$66	$64
Income tax benefit	(6)	(7)	(18)	(17)
Share-based compensation expense after income taxes	$17	$17	$48	$47
Common Shares Available Under Our Equity Plan
As of September 30, 2021, we had approximately 9.5 million shares of common stock authorized for future issuance under our Equity Plan.
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

Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the nine months ended September 30, 2021:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2021	1,639,051	$84.21
Granted	469,442	147.68
Vested	(477,127)	79.30
Forfeited	(97,951)	100.17
Unvested at September 30, 2021	1,533,415	$104.15
As of September 30, 2021, $87 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.9 years.
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
The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the three-year PSU program for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Weighted-average risk free interest rate	0.31%	0.27%
Expected volatility	30.11%	27.40%
Weighted-average grant date share price	$150.85	$92.34
Weighted-average fair value at grant date	$206.17	$111.50
In the table above:
•The risk-free interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant; and
•We use historic volatility for PSU awards issued under the three-year PSU program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the program.
In addition, the annual dividend assumption utilized in the Monte Carlo simulation model is based on Nasdaq’s dividend yield at the date of grant.
Summary of PSU Activity
The following table summarizes our PSU activity for the nine months ended September 30, 2021:

	PSUs
	One-Year Program		Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2021	169,548	$83.33	809,989	$108.12
Granted	—	—	340,718	166.77
Vested	(17,532)	82.45	(392,727)	116.86
Forfeited	(18,829)	83.31	(12,736)	139.59
Unvested at September 30, 2021	133,187	$83.45	745,244	$129.80
In the table above, the granted amount includes additional awards granted based on overachievement of performance parameters as well as target awards.
As of September 30, 2021, $1 million of total unrecognized compensation cost related to the one-year PSU program is expected to be recognized over a weighted-average period of 1.1 years. For the three-year PSU program, $45 million of total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.
Stock Options
A summary of stock option activity for the nine months ended September 30, 2021 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price

Outstanding at January 1, 2021	293,353	$63.22
Exercised	(24,409)	25.28
Forfeited	(127)	25.28
Outstanding and exercisable at September 30, 2021	268,817	$66.68
There were no stock options granted, exercised or forfeited for the three months ended September 30, 2021.
The net cash proceeds from the exercise of 24,409 stock options for the nine months ended September 30, 2021 was $1 million. The net cash proceeds from the exercise of 25,113 stock options for the three months ended September 30, 2020 was $1 million. The net cash proceeds from the exercise of 80,378 stock options for the nine months ended September 30, 2020 was $2 million.

As of September 30, 2021, the aggregate pre-tax intrinsic value of the outstanding and exercisable stock options in the above table was $34 million and represents the difference between our closing stock price on September 30, 2021 of $193.02 and the exercise price, times the number of shares, which would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. As of September 30, 2021, the weighted-average remaining contractual term of the outstanding and exercisable stock options included in the above table was 5.3 years. As of September 30, 2020, 0.3 million outstanding stock options were exercisable and the weighted-average exercise price was $62.59.
The total pre-tax intrinsic value of stock options exercised was $2 million for the three months ended September 30, 2020, $3 million for the nine months ended September 30, 2021 and $8 million for the nine months ended September 30, 2020.
ESPP
We have an ESPP under which approximately 4.3 million shares of our common stock were available for future issuance as of September 30, 2021. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees, which totaled $1 million for both the three months ended September 30, 2021 and 2020, $6 million for the nine months ended September 30, 2021 and $4 million for the nine months ended September 30, 2020.
11. NASDAQ STOCKHOLDERS' EQUITY
Common Stock
As of September 30, 2021, 300,000,000 shares of our common stock were authorized, 173,886,216 shares were issued and 167,206,649 shares were outstanding. As of December 31, 2020, 300,000,000 shares of our common stock were authorized, 171,278,761 shares were issued and 164,933,678 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.

Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 6,679,567 shares of common stock in treasury as of September 30, 2021 and 6,345,083 shares as of December 31, 2020, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As discussed in “2021 Divestiture,” of Note 4, “Acquisitions and Divestiture,” on June 16, 2021, our board of directors authorized an increase to our share repurchase program to an aggregate authorized amount of $1.5 billion. As of September 30, 2021, the remaining aggregate authorized amount under the existing share repurchase program was $984 million.
These purchases may be made from time to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques, an accelerated share repurchase program or otherwise, as determined by our management. The purchases are primarily funded from existing cash balances. The share repurchase program may be suspended, modified or discontinued at any time, and has no defined expiration date.
The following is a summary of our share repurchase activity, excluding the repurchases done through our ASR agreement described below, reported based on settlement date, for the nine months ended September 30, 2021:

Nine Months Ended September 30, 2021
Number of shares of common stock repurchased	2,623,551
Average price paid per share	$156.11
Total purchase price (in millions)	$410
In the table above, the number of shares of common stock repurchased excludes an aggregate of 334,484 shares withheld upon the vesting of restricted stock and PSUs for the nine months ended September 30, 2021.
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.

ASR Agreement
In July 2021 we entered into an ASR agreement to repurchase $475 million of common stock and received an initial delivery of 2,039,940 shares of common stock. The ASR agreement was entered into pursuant to our $1.5 billion share repurchase authorization as discussed in "Share Repurchase Program," above. We expect to receive the remaining shares in the fourth quarter of 2021.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of September 30, 2021 and December 31, 2020, no shares of preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During the first nine months of 2021, our board of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 27, 2021	$0.49	March 12, 2021	$81	March 26, 2021
April 21, 2021	0.54	June 11, 2021	89	June 25, 2021
July 21, 2021	0.54	September 10, 2021	90	September 24, 2021
			$260
The total amount paid of $260 million was recorded in retained earnings in the Condensed Consolidated Balance Sheets at September 30, 2021.
In October 2021, the board of directors approved a regular quarterly cash dividend of $0.54 per share on our outstanding common stock. The dividend is payable on December 17, 2021 to shareholders of record at the close of business on December 3, 2021. The estimated amount of this dividend is $90 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the intention to provide stockholders with regular and increasing dividends as earnings and cash flows increase.
12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2021	2020
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$288	$264
Denominator:
Weighted-average common shares outstanding for basic earnings per share	167,692,369	164,171,067
Weighted-average effect of dilutive securities:
Employee equity awards	2,487,642	2,328,540
Contingent issuance of common stock	—	992,247
Weighted-average common shares outstanding for diluted earnings per share	170,180,011	167,491,854
Basic and diluted earnings per share:
Basic earnings per share	$1.72	$1.61
Diluted earnings per share	$1.69	$1.58

	Nine Months Ended September 30,
	2021	2020
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$928	$708
Denominator:
Weighted-average common shares outstanding for basic earnings per share	165,506,859	164,377,053
Weighted-average effect of dilutive securities:
Employee equity awards	2,407,484	2,071,848
Contingent issuance of common stock	—	330,749
Weighted-average common shares outstanding for diluted earnings per share	167,914,343	166,779,650
Basic and diluted earnings per share:
Basic earnings per share	$5.61	$4.31
Diluted earnings per share	$5.53	$4.25

In the preceding tables:
•Employee equity awards from our PSU program, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
•For the three and nine months ended September 30, 2020, the contingent issuance of common stock was related to a contingent obligation associated with a business we sold in June 2021. See “2021 Divestiture,” of Note 4, “Acquisitions and Divestiture,” for further discussion.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three months ended September 30, 2021 and for both the nine months ended September 30, 2021 and 2020. There were no securities excluded for the three months ended September 30, 2020.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

	September 30, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$147	$147	$—	$—
Corporate debt securities	6	—	6	—
State owned enterprises and municipal securities	11	—	11	—
Swedish mortgage bonds	21	—	21	—
Total assets at fair value	$185	$147	$38	$—

	December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$156	$156	$—	$—
Corporate debt securities	2	—	2	—
State owned enterprises and municipal securities	15	—	15	—
Swedish mortgage bonds	22	—	22	—
Total assets at fair value	$195	$156	$39	$—
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
We also consider our debt obligations to be financial instruments. As of September 30, 2021, the majority of our debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2020 Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. As of September 30, 2021, we had no outstanding borrowings under our 2020 Credit Facility. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program. The fair value of our debt obligations utilizing discounted cash flow analyses for our floating rate debt and prevailing market rates for our fixed rate debt was $6.1 billion as of September 30, 2021 and the fair value of our debt obligations utilizing prevailing market rates for our fixed rate debt was $5.9 billion as of December 31, 2020. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. The fair value of our commercial paper as of September 30, 2021 approximated the carrying value since the rates of interest on this short-term debt approximated market rates. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8, “Debt Obligations.”

Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of September 30, 2021 and December 31, 2020, there were no non-financial assets measured at fair value on a non-recurring basis.
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
Nasdaq Clearing maintains three member sponsored default funds: one related to financial markets, one related to commodities markets and one related to the seafood market. Under this structure, Nasdaq Clearing and its clearing members must contribute to the total regulatory capital related to the clearing operations of Nasdaq Clearing. This structure applies an initial separation of default fund contributions for the financial, commodities and seafood markets in order to create a buffer for each market’s counterparty risks. As of September 1, 2021, the mutualized default fund has been eliminated and the default fund structure is fully segregated. See “Default Fund Contributions” below for further discussion of Nasdaq
Clearing’s default fund. A power of assessment and a liability waterfall have also been implemented to further align risk between Nasdaq Clearing and its clearing members. See “Power of Assessment” and “Liability Waterfall” below for further discussion.
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
Since the member default in 2018, Nasdaq Clearing has been working to maximize the recovery from the defaulted member. All funds recovered are applied towards the default fund participants on a pro rata basis. As of September 30, 2021, the expected recovery together with the capital relief program amounts to approximately 80% of the initial loss, of which the majority has been paid and the remainder is expected to be paid during 2021.
In December 2018, the SFSA initiated a review of Nasdaq Clearing. In January 2021, the SFSA issued a warning combined with an administrative fine of approximately $34 million (SEK 300 million) to Nasdaq Clearing based on their review. Nasdaq Clearing has assessed the SFSA´s decision and has appealed the decision to the Administrative Court. As of September 30, 2021, no accrual has been recorded related to this matter as the outcome cannot be reasonably estimated.
Default Fund Contributions and Margin Deposits
As of September 30, 2021, clearing member default fund contributions and margin deposits were as follows:

	September 30, 2021
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$614	$207	$821
Margin deposits	3,588	7,327	10,915
Total	$4,202	$7,534	$11,736

Of the total default fund contributions of $821 million, Nasdaq Clearing can utilize $739 million as capital resources in the event of a counterparty default. The remaining balance of $82 million pertains to member posted surplus balances.
Our clearinghouse holds material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits.
Clearing member cash contributions are maintained in demand deposits held at central banks and large, highly rated financial institutions or secured through direct investments, primarily central bank certificates and highly rated European government debt securities with original maturities primarily 1 year or less, reverse repurchase agreements and multilateral development bank debt securities. Investments in reverse repurchase agreements range in maturity from 1 day to 13 days and are secured with highly rated government securities. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements.
Nasdaq Clearing has invested the total cash contributions of $4,202 million as of September 30, 2021 and $3,942 million as of December 31, 2020, in accordance with its investment policy as follows:

	September 30, 2021	December 31, 2020
	(in millions)
Demand deposits	$2,731	$2,086
Central bank certificates	685	1,111
European government debt securities	353	470
Reverse repurchase agreements	188	180
Multilateral development bank debt securities	245	95
Total	$4,202	$3,942
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
Default Fund Contributions
Required contributions to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are maintained in demand deposits held at central banks and large, highly rated financial institutions or invested by Nasdaq Clearing, in accordance with its investment policy, either in central bank certificates, highly rated government debt securities, reverse repurchase agreements with highly rated government debt securities as collateral, or multilateral development bank debt securities. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of September 30, 2021, Nasdaq Clearing committed capital totaling $137 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of September 30, 2021.

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
Liability Waterfall
The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:
•junior capital contributed by Nasdaq Clearing, which totaled $44 million as of September 30, 2021;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis; and
•fully segregated senior capital for each specific market contributed by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $24 million as of September 30, 2021.
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

Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative contracts outstanding prior to netting:

September 30, 2021
(in millions)
Commodity and seafood options, futures and forwards	$217
Fixed-income options and futures	291
Stock options and futures	223
Index options and futures	100
Total	$831
In the table above:
•We determined the fair value of our option contracts using standard valuation models that were based on market-based observable inputs including implied volatility, interest rates and the spot price of the underlying instrument.
•We determined the fair value of our futures contracts based upon quoted market prices and average quoted market yields.
•We determined the fair value of our forward contracts using standard valuation models that were based on market-based observable inputs including benchmark rates and the spot price of the underlying instrument.
Derivative Contracts Cleared
The following table presents the total number of derivative contracts cleared through Nasdaq Clearing for the nine months ended September 30, 2021 and 2020:

	September 30, 2021	September 30, 2020
Commodity and seafood options, futures and forwards	432,188	476,480
Fixed-income options and futures	17,010,664	16,456,583
Stock options and futures	15,217,832	14,322,903
Index options and futures	27,311,122	41,202,460
Total	59,971,806	72,458,426
In the table above, the total volume in cleared power related to commodity contracts was 632 Terawatt hours (TWh) for the nine months ended September 30, 2021 and 670 TWh for the nine months ended September 30, 2020.
Resale and Repurchase Agreements Contracts Outstanding and Cleared
The outstanding contract value of resale and repurchase agreements was $3.1 billion as of September 30, 2021 and $2.4 billion as of September 30, 2020. The total number of resale and repurchase agreements contracts cleared was 4,494,952 for the nine months ended September 30, 2021 and was 3,639,384 for the nine months ended September 30, 2020.
15. LEASES
We have operating leases which are primarily real estate leases predominantly for our U.S. and European headquarters and for general office space. The following table provides supplemental balance sheet information related to Nasdaq's operating leases:

Leases	Balance Sheet Classification	September 30, 2021	December 31, 2020
		(in millions)
Assets:
Operating lease assets	Operating lease assets	$383	$381

Liabilities:
Current lease liabilities	Other current liabilities	$42	$46
Non-current lease liabilities	Operating lease liabilities	398	389
Total lease liabilities		$440	$435
The following table summarizes Nasdaq's lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)
Operating lease cost	$21	$22	$63	$63
Variable lease cost	7	8	21	20
Sublease income	(1)	(1)	(3)	(3)
Total lease cost	$27	$29	$81	$80
In the table above, operating lease costs include short-term lease cost, which was immaterial.
The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded in our Condensed Consolidated Balance Sheets.

September 30, 2021
(in millions)
Remainder of 2021	$10
2022	62
2023	57
2024	52
2025	39
2026+	330
Total lease payments	550
Less: interest	(110)
Present value of lease liabilities	$440
In the table above, interest is calculated using the interest rate for each lease. Present value of lease liabilities include the current portion of $42 million.

The following table provides information related to Nasdaq's lease term and discount rate:

September 30, 2021
Weighted-average remaining lease term (in years)	11.4

Weighted-average discount rate	3.8%
The following table provides supplemental cash flow information related to Nasdaq's operating leases:

	Nine Months End September 30,
	2021	2020
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$57	$57

Lease assets obtained in exchange for new operating lease liabilities	$47	$94
16. INCOME TAXES
Income Tax Provision
The following table presents our income tax provision and effective tax rate:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Income tax provision	$83	$93
Effective tax rate	22.4%	26.1%

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Income tax provision	$292	$237
Effective tax rate	23.9%	25.1%
The lower effective tax rate for the three and nine months ended September 30, 2021 was primarily due to return-to-provision adjustments and prior period tax benefits. The lower effective tax rate for the nine months ended September 30, 2021 was also due to higher tax benefit from vested share-based awards in the U.S.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return, applicable state and local income tax returns and non-U.S. income tax returns. We are subject to examination by federal, state and local, and foreign tax authorities. Federal income tax returns for the years 2012 through 2016 are currently under examination by the Internal Revenue Service and we are subject to examination by the Internal Revenue Service for 2017 through 2019. Several state tax returns are currently under examination by the respective tax authorities for the years 2012 through 2018, while 2019 is subject to examination. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2015 through 2020.
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
17. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $5 million as of September 30, 2021 and December 31, 2020. As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $218 million as of September 30, 2021 and $232 million as of December 31, 2020 in available liquidity, none of which was utilized.
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
18. BUSINESS SEGMENTS
We manage, operate and provide our products and services in four business segments: Market Technology, Investment Intelligence, Corporate Platforms and Market Services. See Note 1, “Organization and Nature of Operations,” for further discussion of our reportable segments.

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
The following table presents certain information regarding our business segments for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Market Technology
Total revenues	$114	$86
Operating income	10	9
Investment Intelligence
Total revenues	272	236
Operating income	177	153
Corporate Platforms
Total revenues	155	131
Operating income	65	51
Market Services
Total revenues	814	954
Transaction-based expenses	(519)	(698)
Revenues less transaction-based expenses	295	256
Operating income	187	154
Corporate Items
Total revenues	2	6
Operating income (loss)	(83)	(41)

Total
Total revenues	$1,357	$1,413
Transaction-based expenses	(519)	(698)
Revenues less transaction-based expenses	$838	$715
Operating income	$356	$326

The following table presents certain information regarding our business segments for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Market Technology
Total revenues	$332	$251
Operating income	26	32
Investment Intelligence
Total revenues	787	654
Operating income	509	414
Corporate Platforms
Total revenues	451	382
Operating income	187	145
Market Services
Total revenues	2,823	2,855
Transaction-based expenses	(1,885)	(2,048)
Revenues less transaction-based expenses	938	807
Operating income	614	507
Corporate Items
Total revenues	26	21
Operating income (loss)	(239)	(182)

Consolidated
Total revenues	$4,419	$4,163
Transaction-based expenses	(1,885)	(2,048)
Revenues less transaction-based expenses	$2,534	$2,115
Operating income	$1,097	$916
Certain amounts are allocated to corporate items in our management reports as we believe they do not contribute to a meaningful evaluation of a particular segment's ongoing operating performance. These items, which are presented in the table below, include the following:
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
•Revenues and expenses - divested/contributed businesses: We have included in corporate items the revenues and expenses of our U.S. Fixed Income business, which was previously included in our Market Services and Investment Intelligence results. See “2021 Divestiture,” of Note 4,“Acquisitions and Divestiture,” for further discussion of this divestiture. Also included are the revenues and expenses associated with the NPM business which we contributed to a standalone, independent company, of which we own the largest minority interest, together with a consortium of third party financial institutions in July 2021. Prior to July these revenues were previously included in our Corporate Platforms results.
•Other significant items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. Other significant items include:
◦for the three and nine months ended September 30, 2021 and for the nine months ended September 30, 2020, a charge on extinguishment of debt;
◦for the three and nine months ended September 30, 2020, a provision for notes receivable associated with the funding of technology development for the consolidated audit trail; and

◦for the nine months ended September 30 2020, charitable donations made to the Nasdaq Foundation, COVID-19 response and relief efforts, and social justice charities.
The above charges are recorded in general, administrative and other expense in our Condensed Consolidated Statements of Income.
The following table summarizes our Corporate Items:

	Three Months Ended September 30,
	2021	2020
	(in millions)
Revenues - divested/contributed businesses	$2	$6
Expenses:
Amortization expense of acquired intangible assets	$40	$26
Merger and strategic initiatives expense	13	1
Restructuring charges	—	11
Provision for notes receivable	—	6
Extinguishment of debt	33	—
Expenses - divested/contributed businesses	—	4
Other	(1)	(1)
Total expenses	85	47
Operating loss	$(83)	$(41)

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Revenues - divested/contributed businesses	$26	$21
Expenses:
Amortization expense of acquired intangible assets	$116	$76
Merger and strategic initiatives expense	70	12
Restructuring charges	31	36
Provision for notes receivable	—	6
Extinguishment of debt	33	36
Charitable donations	—	17
Expenses - divested/contributed businesses	10	13
Other	5	7
Total expenses	265	203
Operating loss	$(239)	$(182)
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
The following tables present a summary of the 2019 restructuring plan charges in the Condensed Consolidated Statements of Income for the three months ended September 30, 2020 and for the nine months ended September 30, 2021 and 2020 which primarily consisted of consulting services, asset impairment charges primarily related to capitalized software that was retired, and accelerated depreciation expense on certain assets as a result of a decrease in their useful life.

	Three Months Ended September 30, 2020
	(in millions)
Asset impairment charges and accelerated depreciation expense	$2
Consulting services	6
Severance and employee-related costs	2
Other	1
Total restructuring charges	$11

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Asset impairment charges and accelerated depreciation expense	$4	$10
Consulting services	19	15
Contract terminations	—	3
Severance and employee-related costs	1	3
Other	7	5
Total restructuring charges	$31	$36

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
We manage, operate and provide our products and services in four business segments: Market Technology, Investment Intelligence, Corporate Platforms and Market Services.
Third Quarter 2021 and Recent Developments
Cash Dividend on Common Stock
•    In October 2021, the board of directors approved a regular quarterly cash dividend of $0.54 per share on our outstanding common stock.
•    For the three months ended September 30, 2021, we returned $90 million to shareholders through dividend payments.
Share Repurchase Program
•In July 2021, we entered into an ASR agreement to repurchase $475 million of shares and received an initial delivery of 2,039,940 shares of common stock. We expect to receive the remaining shares in the fourth quarter of 2021 and that additional planned repurchases related to the sale of our U.S. Fixed Income business will resume in 2022.
•As of September 30, 2021, the remaining amount authorized for share repurchases under our share repurchase program was $984 million.

Corporate Highlights
•In July 2021, we contributed our NPM business to a standalone, independent company, of which we own the largest minority interest, together with a consortium of third party financial institutions, with NPM’s existing technology, client relationships and regulatory infrastructure providing a strong foundation to develop a full suite of liquidity solutions for private companies.
•Overall AUM in ETPs benchmarked to our proprietary indexes totaled $361 billion as of September 30, 2021, an increase of 15% compared to September 30, 2020. There were nearly 60 ETPs tracking Nasdaq indexes launched over the 12 months with over $5 billion of AUM accumulated through the third quarter of 2021.
•Nasdaq launched Nasdaq Data Link, a cloud-based technology platform that empowers all segments of the investing public with a comprehensive suite of core financial, fund and alternative data. The platform builds on Nasdaq’s Quandl technology to provide a unified, modern API interface that enables seamless integration across Nasdaq’s portfolio of data products.
•The Nasdaq Stock Market led U.S. exchanges for IPOs during the third quarter of 2021. The Nasdaq Stock Market IPO win rate was 75% in the third quarter of 2021, including 147 IPOs representing $29 billion in capital raised. There were 80 operating company and 67 special purpose acquisition company IPOs during the period.
•Our U.S. options market average daily number of contracts totaled 11.5 million, an increase of 11% year over year, and led all exchanges during the period in total volume traded for U.S. multiply-listed equity options.

Financial Summary
The following tables summarize our financial performance for the three and nine months ended September 30, 2021 when compared to the same periods in 2020. The comparability of our results of operations between reported periods is impacted by the acquisition of Verafin in February 2021 and the divestiture of our U.S. Fixed Income business, which was part of our FICC business within our Market Services segment to Tradeweb in June 2021. See “2021 Divestiture,” and “2021 Acquisition,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$838	$715	17.2%
Operating expenses	482	389	23.9%
Operating income	356	326	9.2%
Net income attributable to Nasdaq	$288	$264	9.1%
Diluted earnings per share	$1.69	$1.58	7.0%
Cash dividends declared per common share	$0.54	$0.49	10.2%

	Nine Months End September 30,		Percentage Change
	2021	2020
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$2,534	$2,115	19.8%
Operating expenses	1,437	1,199	19.8%
Operating income	1,097	916	19.8%
Net income attributable to Nasdaq	$928	$708	31.1%
Diluted earnings per share	$5.53	$4.25	30.1%
Cash dividends declared per common share	$1.57	$1.45	8.3%
In countries with currencies other than the U.S. dollar, revenues and expenses are translated using monthly average exchange rates. Impacts on our revenues less transaction-based expenses and operating income associated with fluctuations in foreign currency are discussed in more detail under “Item 3. Quantitative and Qualitative Disclosures about Market Risk.”
NASDAQ'S OPERATING RESULTS
The following chart summarizes our ARR (in millions):
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
The ARR chart includes:

•	Active Market Technology support and SaaS subscription contracts.
•
Proprietary market data and index data subscriptions as well as subscription contracts for eVestment, Solovis, DWA tools and services, Nasdaq Fund Network and Quandl. It also includes guaranteed minimum on futures contracts within the Index business.

•	U.S. and Nordic annual listing fees, IR and ESG products, including subscription contracts for IR Insight, board portals and OneReport, as well as IR advisory services.
•	Trade Management Services business, excluding one-time service requests.

The following chart summarizes our annualized SaaS revenues for our Solutions Segments, which comprised of Market Technology, Investment Intelligence and Corporate Platforms, for the three months ended September 30, 2021 and 2020 (in millions):

Segment Operating Results
The following tables present our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Market Technology	$114	$86	32.6%
Investment Intelligence	272	236	15.3%
Corporate Platforms	155	131	18.3%
Market Services	814	954	(14.7)%
Other revenues	2	6	(66.7)%
Total revenues	$1,357	$1,413	(4.0)%
Transaction rebates	(472)	(517)	(8.7)%
Brokerage, clearance and exchange fees	(47)	(181)	(74.0)%
Total revenues less transaction-based expenses	$838	$715	17.2%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Market Technology	$332	$251	32.3%
Investment Intelligence	787	654	20.3%
Corporate Platforms	451	382	18.1%
Market Services	2,823	2,855	(1.1)%
Other revenues	26	21	23.8%
Total revenues	$4,419	$4,163	6.1%
Transaction rebates	(1,642)	(1,525)	7.7%
Brokerage, clearance and exchange fees	(243)	(523)	(53.5)%
Total revenues less transaction-based expenses	$2,534	$2,115	19.8%

The following charts present our Market Technology, Investment Intelligence, Corporate Platforms and Market Services segments as a percentage of our total revenues, less transaction-based expenses, of $838 million for the three months ended September 30, 2021, $715 million for the three months ended September 30, 2020, $2,534 million for the nine months ended September 30, 2021 and $2,115 million for the nine months ended September 30, 2020.
Percentage of Revenues Less Transaction-based Expenses by Segment for the:

MARKET TECHNOLOGY
The following tables present revenues and key drivers from our Market Technology segment:

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Anti Financial Crime Technology	$66	$32	106.3%
Marketplace Infrastructure Technology	48	54	(11.1)%
Total Market Technology	$114	$86	32.6%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Anti Financial Crime Technology	$175	$94	86.2%
Marketplace Infrastructure Technology	157	157	—%
Total Market Technology	$332	$251	32.3%

	Three Months Ended September 30,
	2021	2020
Order intake (in millions)	$76	$84

	Nine Months Ended September 30,
	2021	2020
	(in millions)
Order intake	$236	$202
ARR	428	278
SaaS revenues	276	120
In the tables above, order intake is the total contract value of orders signed during the period, excluding Verafin. ARR and SaaS revenues include Verafin.
Anti Financial Crime Technology Revenues
Anti-financial crime technology revenues increased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to the inclusion of revenues from our acquisition of Verafin and continued growth in surveillance solutions.
Marketplace Infrastructure Technology Revenues
Marketplace infrastructure technology revenues decreased in the third quarter of 2021 compared with the same period in 2020 primarily due to the completion of a significant long-term contract, and lower professional services revenue reflecting both elevated prior year comparison period as well as capacity constraints that pandemic-related logistical challenges have imposed on installation and change request projects. Revenues in the first nine months of 2021 remained flat compared with the same period in 2020 as the decreases due to the completion of the above mentioned contract and pandemic-related logistical challenges were offset by an increase in change request revenues, an increase in SaaS revenues and a favorable impact in foreign exchange rates.
INVESTMENT INTELLIGENCE
The following tables present revenues and key drivers from our Investment Intelligence segment:

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Market Data	$102	$105	(2.9)%
Index	119	86	38.4%
Analytics	51	45	13.3%
Total Investment Intelligence	$272	$236	15.3%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Market Data	$310	$298	4.0%
Index	328	227	44.5%
Analytics	149	129	15.5%
Total Investment Intelligence	$787	$654	20.3%

	Nine Months Ended September 30,
	2021	2020
Number of licensed ETPs	347	335
ETP AUM tracking Nasdaq indexes (in billions)	$361	$313
TTM net appreciation/ (depreciation) (in billions)	$87	$58
TTM net inflows in ETP AUM tracking Nasdaq indexes (in billions)	$53	$48
ARR (in millions)	$555	$507
SaaS revenues (in millions)	$200	$176
In the tables above, TTM represents trailing twelve months (net inflows excludes ETP sponsor switches of $92 billion).
Market Data Revenues
Market data revenues decreased in the third quarter of 2021 compared with the same period in 2020 primarily due to lower U.S. tape plan revenues, partially offset by an increase in proprietary data revenues from new sales, including continued expansion geographically. Market data revenues increased in the first nine months of 2021 compared with the same period in 2020 primarily due to an increase in proprietary data revenues from new sales, including continued expansion geographically and a favorable impact in foreign exchange rates, partially offset by lower U.S. shared tape plan revenues.

Index Revenues
Index revenues increased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to higher licensing revenues from higher average AUM in ETPs linked to Nasdaq indexes and higher licensing revenues from futures trading linked to the Nasdaq-100 Index.
Analytics Revenues
Analytics revenues increased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to the growth in our eVestment platform driven by new sales, strong retention, and higher average revenue per client from expanded offerings.
CORPORATE PLATFORMS
The following tables present revenues and key drivers from our Corporate Platforms segment:

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Listing Services	$99	$78	26.9%
IR & ESG Services	56	53	5.7%
Total Corporate Platforms	$155	$131	18.3%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Listing Services	$282	$224	25.9%
IR & ESG Services	169	158	7.0%
Total Corporate Platforms	$451	$382	18.1%

	Three Months Ended September 30,
	2021	2020
IPOs
The Nasdaq Stock Market	147	105
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	25	5
Total new listings
The Nasdaq Stock Market	223	144
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	28	11
Number of listed companies
The Nasdaq Stock Market	3,990	3,249
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,172	1,049

	Nine Months Ended September 30,
	2021	2020
IPOs
The Nasdaq Stock Market	557	174
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	111	21
Total new listings
The Nasdaq Stock Market	734	255
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	132	33
Number of listed companies
The Nasdaq Stock Market	3,990	3,249
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,172	1,049
ARR (in millions)	$529	$453
SaaS revenues (in millions)	$144	$140
In the tables above:
•The Nasdaq Stock Market new listings include IPOs, including issuers that switched from other listing venues and separately listed ETPs. For the three months ended September 30, 2021 and 2020, IPOs included 67 and 41 SPACs, respectively. For the nine months ended September 30, 2021 and 2020, IPOs included 310 and 55 SPACs, respectively.
•Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic new listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.
•Number of total listed companies on The Nasdaq Stock Market at period end, including 430 ETPs as of September 30, 2021 and 409 as of September 30, 2020.
•Number of total listed companies on the exchanges that comprise Nasdaq Nordic and Nasdaq Baltic represents companies listed on these exchanges and companies on the alternative markets of Nasdaq First North.
Listing Services Revenues
Listing services revenues increased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to an increase in the overall number of listed companies.
IR & ESG Services Revenues
IR & ESG Services revenues increased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to an increase in the number of corporate issuer clients as well as higher adoption of our investor relations products and new ESG advisory and reporting offerings.

MARKET SERVICES
Equity Derivative Trading and Clearing Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our Equity Derivative Trading and Clearing business:

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Equity Derivative Trading and Clearing Revenues	$330	$317	4.1%
Transaction-based expenses:
Transaction rebates	(220)	(214)	2.8%
Brokerage, clearance and exchange fees	(5)	(19)	(73.7)%
Equity derivative trading and clearing revenues less transaction-based expenses	$105	$84	25.0%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Equity Derivative Trading and Clearing Revenues	$1,114	$901	23.6%
Transaction-based expenses:
Transaction rebates	(770)	(585)	31.6%
Brokerage, clearance and exchange fees	(31)	(55)	(43.6)%
Equity derivative trading and clearing revenues less transaction-based expenses	$313	$261	19.9%
In the tables above, brokerage, clearance and exchange fees includes Section 31 fees of $4 million in the third quarter of 2021, $26 million in the first nine months of 2021, $18 million in the third quarter of 2020 and $49 million in the first nine months of 2020. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

	Three Months Ended September 30,
	2021	2020
U.S. equity options
Total industry average daily volume (in millions)	35.5	28.1
Nasdaq PHLX matched market share	12.1%	12.8%
The Nasdaq Options Market matched market share	8.1%	9.6%
Nasdaq BX Options matched market share	1.6%	0.2%
Nasdaq ISE Options matched market share	6.0%	6.9%
Nasdaq GEMX Options matched market share	2.7%	6.3%
Nasdaq MRX Options matched market share	1.8%	0.9%
Total matched market share executed on Nasdaq’s exchanges	32.3%	36.7%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	241,653	256,478

	Nine Months Ended September 30,
	2021	2020
U.S. equity options
Total industry average daily volume (in millions)	36.7	26.7
Nasdaq PHLX matched market share	12.6%	12.4%
The Nasdaq Options Market matched market share	8.2%	10.2%
Nasdaq BX Options matched market share	1.1%	0.2%
Nasdaq ISE Options matched market share	6.6%	7.8%
Nasdaq GEMX Options matched market share	4.9%	5.3%
Nasdaq MRX Options matched market share	1.5%	0.6%
Total matched market share executed on Nasdaq’s exchanges	34.9%	36.5%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	286,794	335,043
In the tables above, Nasdaq Nordic and Nasdaq Baltic total average daily volume of options and futures contracts include Finnish option contracts traded on Eurex for which Nasdaq and Eurex have a revenue sharing arrangement.

Equity derivative trading and clearing revenues and equity derivative trading and clearing revenues less transaction-based expenses increased in the third quarter and first nine months of 2021 compared with the same periods in 2020. The increase in equity derivative trading revenues in the third quarter and first nine months of 2021 was primarily due to higher U.S. industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges, lower Section 31 pass-through fee revenue and a lower gross capture rate. The increase in equity derivative trading and clearing revenues less transaction-based expenses in the third quarter of 2021 was primarily due to higher U.S. industry trading volumes and higher U.S. net capture rates, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges. The increase in equity derivative trading and clearing revenues less transaction-based expenses for the first nine months of 2021 was primarily due to higher U.S. industry trading volumes, partially offset by a lower net capture rate and a lower overall U.S. matched market share executed on Nasdaq's exchanges.
Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as transaction-based expenses. In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value of shares traded. Since the amount recorded in revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees decreased in the third quarter and first nine months of 2021 compared with the same periods in 2020 as lower average SEC fee rates was partially offset by higher dollar value traded on Nasdaq's exchanges.
Transaction rebates, in which we credit a portion of the per share execution charge to the market participant, increased in the third quarter and first nine months of 2021 compared with the same periods in 2020. The increase in the third quarter of 2021 was primarily due to higher U.S. industry trading volumes and a higher rebate capture rate, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges. The increase in the first nine months of 2021 was primarily due to higher U.S. industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges and a lower rebate capture rate.
Brokerage, clearance and exchange fees decreased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to lower Section 31 pass-through fees, as discussed above.

Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity Trading business:

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Cash Equity Trading Revenues	$390	$550	(29.1)%
Transaction-based expenses:
Transaction rebates	(252)	(303)	(16.8)%
Brokerage, clearance and exchange fees	(42)	(162)	(74.1)%
Cash equity trading revenues less transaction-based expenses	$96	$85	12.9%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Cash Equity Trading Revenues	$1,423	$1,697	(16.1)%
Transaction-based expenses:
Transaction rebates	(872)	(940)	(7.2)%
Brokerage, clearance and exchange fees	(212)	(468)	(54.7)%
Cash equity trading revenues less transaction-based expenses	$339	$289	17.3%
In the tables above, brokerage, clearance and exchange fees includes Section 31 fees of $35 million in the third quarter of 2021, $187 million in the first nine months of 2021, $154 million in the third quarter of 2020 and $444 million in the first nine months of 2020. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

	Three Months Ended September 30,
	2021	2020
Total U.S.-listed securities
Total industry average daily share volume (in billions)	9.8	9.9
Matched share volume (in billions)	106.5	123.7
The Nasdaq Stock Market matched market share	15.9%	18.0%
Nasdaq BX matched market share	0.5%	0.8%
Nasdaq PSX matched market share	0.6%	0.6%
Total matched market share executed on Nasdaq’s exchanges	17.0%	19.4%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	34.3%	32.0%
Total market share	51.3%	51.4%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	989,688	819,751
Total average daily value of shares traded (in billions)	$5.7	$4.8
Total market share executed on Nasdaq’s exchanges	76.3%	77.5%

	Nine Months Ended September 30,
	2021	2020
Total U.S.-listed securities
Total industry average daily share volume (in billions)	11.6	11.1
Matched share volume (in billions)	373.3	393.2
The Nasdaq Stock Market matched market share	15.8%	17.2%
Nasdaq BX matched market share	0.6%	1.0%
Nasdaq PSX matched market share	0.7%	0.6%
Total matched market share executed on Nasdaq’s exchanges	17.1%	18.8%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	35.0%	31.2%
Total market share	52.1%	50.0%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	1,033,316	924,455
Total average daily value of shares traded (in billions)	$6.4	$5.6
Total market share executed on Nasdaq’s exchanges	77.4%	77.6%
In the tables above total market shares includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.

Cash equity trading revenues decreased in the third quarter and first nine months of 2021 compared with the same periods in 2020. The decrease in cash equity trading revenues in the third quarter was primarily due to lower Section 31 pass-through fee revenue and lower overall U.S. matched market share executed on Nasdaq's exchanges, partially offset by higher European value traded. The decrease in cash equity trading revenues in the first nine months was primarily due to lower Section 31 pass-through fee revenue and lower overall U.S. matched market share executed on Nasdaq's exchanges, partially offset by higher U.S. industry trading volumes, higher U.S. gross capture rates, higher European value traded and a favorable impact from changes in foreign exchange rates.
Cash equity trading revenues less transaction-based expenses increased in the third quarter and first nine months of 2021 compared with the same periods in 2020. The increase in cash equity trading revenues less transaction based expenses in the third quarter was due to higher U.S. net capture rate and higher European value traded, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges. The increase in cash equity trading revenues less transaction based expenses in the first nine months was primarily due to higher U.S. net capture rates, higher U.S. industry trading volumes, higher European value traded and a favorable impact from changes in foreign exchange rates, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges.
Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as transaction-based expenses, there is no impact on our revenues less transaction-based expenses. Section 31 fees decreased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to lower average SEC fee rates.
Transaction rebates decreased in the third quarter and first nine months of 2021 compared with the same periods in 2020. For The Nasdaq Stock Market, Nasdaq PSX and Nasdaq CXC, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX and Nasdaq CX2, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The decrease in the third quarter and first nine months of 2021 was primarily due to lower overall U.S. matched market share executed on Nasdaq's exchanges and a lower rebate capture rate. The decrease in the first nine months was partially offset by higher U.S. industry trading volumes.
Brokerage, clearance and exchange fees decreased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to lower Section 31 pass-through fees, as discussed above.

FICC Revenues
The following tables present revenues from our FICC business:

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
FICC Revenues	$13	$12	8.3%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
FICC Revenues	$44	$39	12.8%
FICC revenues increased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to higher European products revenues.
Trade Management Services Revenues
The following tables present revenues and key drivers from our Trade Management Services business:

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Trade Management Services Revenues	$81	$75	8.0%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Trade Management Services Revenues	$242	$218	11.0%

	Nine Months Ended September 30,
	2021	2020
	(in millions)
ARR	$322	$300
Trade management services revenues increased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to higher demand for our connectivity services.
OTHER REVENUES
Other revenues include the revenues associated with our U.S. Fixed Income business, which was sold in June 2021. Prior to the sale date, these revenues were included in our Market Services and Investment Intelligence businesses. See “2021 Divestiture,” of Note 4,“Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion of this divestiture. Additionally, other revenues include revenues associated with the NPM business which we contributed to a standalone, independent company, of which we own the largest minority interest, together with a consortium of third party financial institutions in July 2021. Prior to July, these revenues were included in our Corporate Platforms business.
EXPENSES
Operating Expenses
The following tables present our operating expenses:

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Compensation and benefits	$230	$198	16.2%
Professional and contract services	36	38	(5.3)%
Computer operations and data communications	47	39	20.5%
Occupancy	27	29	(6.9)%
General, administrative and other	42	13	223.1%
Marketing and advertising	12	7	71.4%
Depreciation and amortization	67	51	31.4%
Regulatory	8	2	300.0%
Merger and strategic initiatives	13	1	1,200.0%
Restructuring charges	—	11	(100.0)%
Total operating expenses	$482	$389	23.9%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Compensation and benefits	$700	$582	20.3%
Professional and contract services	101	96	5.2%
Computer operations and data communications	137	109	25.7%
Occupancy	81	80	1.3%
General, administrative and other	66	99	(33.3)%
Marketing and advertising	32	20	60.0%
Depreciation and amortization	197	149	32.2%
Regulatory	22	16	37.5%
Merger and strategic initiatives	70	12	483.3%
Restructuring charges	31	36	(13.9)%
Total operating expenses	$1,437	$1,199	19.8%
The increase in compensation and benefits expense in the third quarter of 2021 compared with the same period in 2020 was primarily driven by an increase in headcount as a result of our acquisition of Verafin, higher performance-linked compensation expense, our continued investment in our employees to drive growth and an unfavorable impact from foreign exchange rates. The increase in compensation and benefits expense in the first nine months of 2021 compared with the same period in 2020 was primarily driven by higher performance-linked compensation expense, our continued investment in our employees to drive growth, an increase in headcount as a result of our acquisition of Verafin and an unfavorable impact from foreign exchange rates.
Headcount increased to 5,764 employees as of September 30, 2021 from 4,776 as of September 30, 2020 primarily due to our recent acquisition of Verafin and strategic initiatives, including growth in our Market Technology business.
Computer operations and data communications expense increased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to our acquisition of Verafin and higher software maintenance costs due to higher cloud storage costs.
Occupancy expense remained relatively flat in the third quarter and first nine months of 2021 compared with the same periods in 2020.

General, administrative and other expense increased in the third quarter of 2021 compared with the same period in 2020 primarily due to a pre-tax charge recorded in connection with the early extinguishment of our 2023 notes. The decrease in the first nine months of 2021 was primarily due to charitable donations made to the Nasdaq Foundation, COVID-19 response and relief efforts and social justice charities in 2020, and lower travel costs.
Marketing and advertising expense increased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to an increase in marketing commitments primarily driven by the increase in new listings.
Depreciation and amortization expense increased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to additional expense for acquired intangible assets related to our acquisition of Verafin. The increase in the first nine months of 2021 was also due to an unfavorable impact from foreign exchange rates.
Merger and strategic initiatives expense increased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to the acquisition of Verafin. We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years, which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third party transaction costs and will vary based on the size and frequency of the activities described above.
See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of our 2019 restructuring plan and charges associated with this plan.
Non-operating Income and Expenses
The following tables present our non-operating income and expenses:

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Interest expense	$(33)	$(24)	37.5%
Net interest expense	(33)	(24)	37.5%
Other income	42	1	4,100.0%
Net income from unconsolidated investees	6	54	(88.9)%
Total non-operating income	$15	$31	(51.6)%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Interest income	$1	$4	(75.0)%
Interest expense	(95)	(77)	23.4%
Net interest expense	(94)	(73)	28.8%
Net gain on divestiture of business	84	—	N/M
Other income	43	5	760.0%
Net income from unconsolidated investees	90	97	(7.2)%
Total non-operating income	$123	$29	324.1%
____________
N/M    Not meaningful.
Interest Expense
Interest expense increased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to new issuances of senior notes in December 2020 and commercial paper issuances in the first quarter of 2021 to fund our acquisition of Verafin. See “2021 Acquisition,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion of the acquisition of Verafin. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
The following tables present our interest expense:

	Three Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Interest expense on debt	$30	$22	36.4%
Accretion of debt issuance costs and debt discount	2	1	100.0%
Other fees	1	1	—%
Interest expense	$33	$24	37.5%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	(in millions)
Interest expense on debt	$87	$71	22.5%
Accretion of debt issuance costs and debt discount	6	4	50.0%
Other fees	2	2	—%
Interest expense	$95	$77	23.4%
Net Gain on Divestiture of Business
The net gain on divestiture of business in the first nine months of 2021 relates to the sale of our U.S. Fixed Income business, which was part of our FICC business within our Market Services segment. We recognized a pre-tax gain on the sale of $84 million, net of disposal costs. See “2021 Divestiture,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion.
Other Income
Other income increased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to gains from strategic investments entered into through our corporate venture program.
Net Income from Unconsolidated Investees
Net income from unconsolidated investees decreased in the third quarter and first nine months of 2021 compared with the same periods in 2020 primarily due to a decrease in income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Tax Matters
The following tables present our income tax provision and effective tax rate:

	Three Months Ended September 30,		Percentage Change
	2021	2020
	($ in millions)
Income tax provision	$83	$93	(10.8)%
Effective tax rate	22.4%	26.1%

	Nine Months Ended September 30,		Percentage Change
	2021	2020
	($ in millions)
Income tax provision	$292	$237	23.2%
Effective tax rate	23.9%	25.1%
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. Accordingly, we exclude these costs for purposes of calculating non-GAAP measures, which provide a more meaningful analysis of Nasdaq’s ongoing operating performance or comparisons in Nasdaq’s performance between periods.
•Restructuring charges: We initiated the transition of certain technology platforms to advance our strategic opportunities as a technology and analytics provider and continue the re-alignment of certain business areas. See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of our 2019 restructuring plan, which was completed in June 2021. Charges associated with this plan represented a fundamental shift in our strategy and technology as well as executive re-alignment and were excluded for purposes of calculating non-GAAP measures as they are not reflective of ongoing operating performance or comparisons in Nasdaq's performance between periods.
•Net income from unconsolidated investee: See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion. Our income on our investment in OCC may vary significantly compared to prior periods due to the changes in OCC's capital management policy. Accordingly, we will exclude this income from current and prior periods for purposes of calculating non-GAAP measures which provide a more meaningful analysis of Nasdaq’s ongoing operating performance or comparisons in Nasdaq’s performance between periods.
•Other significant items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq. Other significant items include:
•for the three and nine months ended September 30, 2021, and for the nine months ended September 30, 2020, a charge on extinguishment of debt which is included in general, administrative and other expense in our Condensed Consolidated Statements of Income;
•for the three and nine months ended September 30, 2021 gains from strategic investments entered into through our corporate venture program included in other income in our Condensed Consolidated Statements of Income;

•for the nine months ended September 30, 2021, a net gain on divestiture of business, which represents our pre-tax net gain of $84 million on the sale of our U.S. Fixed Income business;
•for the three and nine months ended September 30, 2020, the reversal of a $6 million regulatory fine issued by the SFSA included in regulatory expense in our Condensed Consolidated Statements of Income;
•for the three and nine months ended September 30, 2020, a provision for notes receivable associated with the funding of technology development for the CAT included in general, administrative and other expense in our Condensed Consolidated Statements of Income; and
•for the first nine months of 2020, charitable donations made to the Nasdaq Foundation, COVID-19 response and relief efforts, and social justice charities included in general, administrative and other expense in our Condensed Consolidated Statements of Income.
•Significant tax items: The non-GAAP adjustment to the income tax provision for the three and nine months ended September 30, 2021 and 2020 includes the tax impact of each non-GAAP adjustment. In addition, for the three and nine months ended September 30, 2021, the non-GAAP adjustment to the income tax provision includes return-to-provision adjustments and prior period tax benefits and for the nine months ended September 30, 2020, a tax benefit on compensation related deductions determined to be allowable and excess tax benefit related to employee share-based compensation to reflect the recognition of the income tax effects of share-based awards when awards vest or are settled. Beginning with the quarter ended March 31, 2021, such excess tax benefits are no longer included as a non-GAAP adjustment as they do not have a material impact on period over period comparison.
The following tables present reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months End September 30,
	2021	2020
	($ in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq	$288	$264
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	40	26
Merger and strategic initiatives expense	13	1
Restructuring charges	—	11
Net income from unconsolidated investee	(6)	(55)
Provision for notes receivable	—	6
Extinguishment of debt	33	—
Other	(42)	(1)
Total non-GAAP adjustments	38	(12)
Total non-GAAP tax adjustments	(23)	4
Total non-GAAP adjustments, net of tax	15	(8)
Non-GAAP net income attributable to Nasdaq	$303	$256

Weighted-average common shares outstanding for diluted earnings per share	170.2	167.5

U.S. GAAP diluted earnings per share	$1.69	$1.58
Total adjustments from non-GAAP net income	0.09	(0.05)
Non-GAAP diluted earnings per share	$1.78	$1.53

	Nine Months End September 30,
	2021	2020
	($ in millions, except share and per share amounts)
U.S. GAAP net income attributable to Nasdaq	$928	$708
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	116	76
Merger and strategic initiatives expense	70	12
Restructuring charges	31	36
Net income from unconsolidated investee	(88)	(97)
Net gain on divestiture of business	(84)	—
Provision for notes receivable	—	6
Extinguishment of debt	33	36
Charitable donations	—	17
Other	(37)	3
Total non-GAAP adjustments	41	89
Total non-GAAP tax adjustments	(24)	(34)
Total non-GAAP adjustments, net of tax	17	55
Non-GAAP net income attributable to Nasdaq	$945	$763

Weighted-average common shares outstanding for diluted earnings per share	167.9	166.8

U.S. GAAP diluted earnings per share	$5.53	$4.25
Total adjustments from non-GAAP net income	0.10	0.32
Non-GAAP diluted earnings per share	$5.63	$4.57
LIQUIDITY AND CAPITAL RESOURCES
Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock and debt. Currently, our cost and availability of funding remain healthy.
As of September 30, 2021, our sources and uses of cash were not materially impacted by COVID-19 and we have not identified any material liquidity deficiencies as a result of the COVID-19 pandemic.
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
In July 2021, we issued the 2033 Notes and we primarily used the net proceeds from the sale of the 2033 Notes to redeem the 2023 Notes. See “2033 Notes,” and "Early Extinguishment of 2023 Notes," of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
The value of various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, the current portion of long-term debt, and commercial paper, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $(99) million as of September 30, 2021, compared with $2,736 million as of December 31, 2020, a decrease of $2,835 million. Current asset balance changes decreased working capital by $2,164 million, primarily due to a decrease in cash and cash equivalents, mainly due to the utilization of cash to partially fund the acquisition of Verafin, partially offset by increases in default fund and margin deposits and other current assets. Current liability balance changes decreased working capital by $671 million, as increases in short term debt, default funds and margin deposits and deferred revenue were partially offset by decreases in Section 31 fees payable.
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
•    a significant decrease in the market price of our common stock;
•    volatility or disruption in the public debt and equity markets; and
•    the impact of the COVID-19 pandemic on our business.

The following sections discuss the effects of changes in our financial assets, debt obligations, regulatory capital requirements, and cash flows on our liquidity and capital resources.
Financial Assets
The following table summarizes our financial assets:

	September 30, 2021	December 31, 2020
	(in millions)
Cash and cash equivalents	$303	$2,745
Restricted cash and cash equivalents	29	37
Financial investments	185	195
Total financial assets	$517	$2,977
Cash and Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of September 30, 2021, our cash and cash equivalents of $303 million were primarily invested in bank deposits and money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of September 30, 2021 decreased $2,442 million from December 31, 2020, primarily due to:
•cash paid for our acquisition of Verafin, net of cash and cash equivalents acquired;
•repayment of borrowings under our credit commitment and debt obligations;
•the ASR agreement;
•other repurchases of our common stock;
•cash dividends paid on our common stock;
•purchases of property and equipment;
•other investing activities;
•payments related to employee shares withheld for taxes;
•payment of debt extinguishment cost, partially offset by;
•proceeds from issuances of long-term debt, net of issuance costs and utilization of credit commitment;
•net cash provided by operating activities;
•proceeds from commercial paper, net; and
•proceeds from divestiture of business, net of cash divested.
See “Cash Flow Analysis” below for further discussion.

Restricted cash and cash equivalents are restricted from withdrawal due to contractual or regulatory requirements or is not available for general use. Restricted cash and cash equivalents were $29 million as of September 30, 2021 and $37 million as of December 31, 2020, a decrease of $8 million. Restricted cash and cash equivalents are classified as restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $191 million as of September 30, 2021 and $237 million as of December 31, 2020. The remaining balance held in the U.S. totaled $112 million as of September 30, 2021 and $2,508 million as of December 31, 2020.
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
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends paid per common share on our outstanding common stock:

	2021	2020
First quarter	$0.49	$0.47
Second quarter	0.54	0.49
Third quarter	0.54	0.49
Total	$1.57	$1.45
See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Financial Investments
Our financial investments totaled $185 million as of September 30, 2021 and $195 million as of December 31, 2020. Of these securities, $166 million as of September 30, 2021 and $175 million as of December 31, 2020 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.

Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	September 30, 2021	December 31, 2020
		(in millions)
Short-term debt - commercial paper	Weighted-average maturity of 35 days	$480	$—
Long-term debt - senior unsecured notes:
2022 Notes	December 2022	598	597
2023 Notes	May 2023	—	730
2024 Notes	June 2024	498	498
2020 Credit Facility	December 2025	(4)	(4)
2026 Notes	June 2026	498	497
2029 Notes	March 2029	689	726
2030 Notes	February 2030	689	726
2031 Notes	January 2031	643	643
2033 Notes	July 2033	707	—
2040 Notes	December 2040	643	643
2050 Notes	April 2050	486	485
Total long-term debt		$5,447	$5,541
Total debt obligations		$5,927	$5,541
In addition to the $1.25 billion revolving credit facility, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These credit facilities, which are available in multiple currencies, totaled $218 million as of September 30, 2021 and $232 million as of December 31, 2020 in available liquidity, none of which was utilized.
As of September 30, 2021, we were in compliance with the covenants of all of our debt obligations.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of September 30, 2021, our required regulatory capital of $137 million was comprised of highly rated European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, NFSTX, LLC, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of September 30, 2021, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $21 million, substantially all of which is held in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of September 30, 2021, our required regulatory capital of $34 million was primarily invested in European debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses, which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of September 30, 2021, other required regulatory capital was $8 million and was primarily included in restricted cash in the Condensed Consolidated Balance Sheets.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in):	(in millions)
Operating activities	$699	$817
Investing activities	(2,440)	(157)
Financing activities	(701)	(408)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(8)	3
Net increase (decrease) in cash and cash equivalents and restricted cash	(2,450)	255
Cash and cash equivalents and restricted cash and cash equivalents at beginning of period	2,782	362
Cash and cash equivalents and restricted cash and cash equivalents at end of period	$332	$617

Net Cash Provided by Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as: depreciation and amortization expense of property and equipment; amortization expense of acquired finite-lived intangible assets; expense associated with share-based compensation; debt extinguishment costs; net gain on divestiture of a business, and net income from unconsolidated investees.
Net cash provided by operating activities is also impacted by the effects of changes in operating assets and liabilities such as: accounts receivable which is impacted by the timing of customer billings and related collections from our customers; accounts payable and accrued expenses due to timing of payments; accrued personnel costs, which are impacted by employee performance targets and the timing of payments related to employee bonus incentives; and Section 31 fees payable to the SEC, which is impacted by the timing of collections from customers and payments to the SEC.
Net cash provided by operating activities decreased $118 million for the nine months ended September 30, 2021 compared with the same period in 2020. The decrease was primarily driven by a cash payment of an acquisition-related tax obligation on behalf of Verafin of $221 million and a cash payment of $102 million, the release of which is subject to certain employment-related conditions over three years following the closing of the acquisition of Verafin, partially offset by higher net income. The remaining change was primarily due to other fluctuations in our working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 primarily related to $2,430 million of cash used for acquisitions, net of cash and cash equivalents acquired of $221 million, which was utilized to satisfy an acquisition-related tax obligation on behalf of Verafin, $113 million of purchases of property and equipment and other investing activities of $84 million, partially offset by proceeds from divestiture of business, net of cash divested $190 million.
Net cash used in investing activities for the nine months ended September 30, 2020 primarily related to $157 million of cash used for acquisitions, net of cash and cash equivalents acquired and $128 million of purchases of property and equipment, partially offset by $120 million of proceeds from the net sales of securities.
Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2021 primarily related to repayment of borrowings under our credit commitment and debt obligations of $804 million, $475 million of repurchases pursuant to the ASR agreement, $410 million in repurchases of common stock and $260 million of dividend payments to our shareholders, partially offset by proceeds of $826 million from the issuances of long-term-debt and utilization of credit commitment and $480 million of proceeds from issuances of commercial paper, net.
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
See “ASR Agreement,” “Share Repurchase Program,” and “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our ASR agreement, share repurchase program and cash dividends paid on our common stock.
Contractual Obligations and Contingent Commitments
There were no significant changes to our contractual obligations and contingent commitments from those disclosed in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report Form 10-Q that was filed with the SEC May 5, 2021.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our exposure to market risk for changes in interest rates relates primarily to our financial investments and debt obligations, which are discussed below.
Financial Investments
As of September 30, 2021, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. If market interest rates were to increase immediately and uniformly by a hypothetical 100 basis points from levels as of September 30, 2021, the fair value of this portfolio would have declined by $6 million.
Debt Obligations
As of September 30, 2021, the majority of our debt obligations were fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 8, “Debt Obligations,” to the condensed consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper, which have variable interest rates and any borrowings under our 2020 Credit Facility, as the interest rate on this facility has a variable interest rate. As of September 30, 2021, we had principal amounts outstanding of $480 million of commercial paper and no amounts outstanding under our 2020 Credit Facility. A hypothetical 100 basis points increase in interest rates on our outstanding commercial paper would increase annual interest expense by approximately $5 million based on borrowings as of September 30, 2021.
We may utilize interest rate swap agreements to achieve a desired mix of variable and fixed rate debt.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and nine months ended September 30, 2021 is presented in the following tables:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months End September 30, 2021
Average foreign currency rate to the U.S. dollar	1.179	0.116	#	N/A	N/A
Percentage of revenues less transaction-based expenses	6.7%	5.9%	4.9%	82.5%	100.0%
Percentage of operating income	3.8%	(1.8)%	(8.0)%	106.0%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(6)	$(5)	$(4)	$—	$(15)
Impact of a 10% adverse currency fluctuation on operating income	$(1)	$(1)	$(3)	$—	$(5)

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Nine Months End September 30, 2021
Average foreign currency rate to the U.S. dollar	1.196	0.118	#	N/A	N/A
Percentage of revenues less transaction-based expenses	6.9%	6.3%	5.0%	81.8%	100.0%
Percentage of operating income	9.2%	(2.4)%	(7.6)%	100.8%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(17)	$(16)	$(13)	$—	$(46)
Impact of a 10% adverse currency fluctuation on operating income	$(10)	$(3)	$(8)	$—	$(21)
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
Our primary exposure to net assets in foreign currencies as of September 30, 2021 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$3,410	$341
British Pound	202	20
Norwegian Krone	168	17
Canadian Dollar	155	16
Australian Dollar	114	11
Euro	70	7
In the table above, Swedish Krona includes goodwill of $2,562 million and intangible assets, net of $613 million.
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
We also are exposed to credit risk through our clearing operations with Nasdaq Clearing. See Note 15, “Clearing Operations,” to the condensed consolidated financial statements for further discussion. Our clearinghouse holds material amounts of clearing member cash deposits, which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearinghouse may pass on interest revenues (minus costs) to the members, this could include negative or reduced yield due to market conditions. The following is a summary of the risks associated with these deposits and how these risks are mitigated.
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

Changes in internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended September 30, 2021:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2021
Share repurchase program	—	$—	—	$1,459
ASR agreement	2,039,940	See below	2,039,940	$984
Employee transactions	8,801	$178.37	N/A	N/A
August 2021
Share repurchase program	—	$—	—	$984
Employee transactions	455	$207.17	N/A	N/A
September 2021
Share repurchase program	—	$—	—	$984
Employee transactions	1,156	$197.94	N/A	N/A
Total Quarter Ended September 30, 2021
Share repurchase program	—	$—	—	$984
ASR agreement	2,039,940	See below	2,039,940	$—
Employee transactions	10,412	$181.80	N/A	N/A
In the table above:
•N/A - Not applicable.
•See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
•Employee transactions represents shares surrendered to us to satisfy tax withholding obligations arising from the vesting of restricted stock and PSUs issued to employees.
•In July 2021 we entered into an ASR agreement to repurchase $475 million of common stock, where we received an initial delivery of 2,039,940 shares of common stock. The final settlement under the ASR agreement is expected to be completed in the fourth quarter of 2021.
Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
Not applicable.
Item 5. OTHER INFORMATION
None.
Item 6. EXHIBITS

Exhibit Number
4.1
Twelfth Supplemental Indenture, dated July 30, 2021, by and among Nasdaq, Inc., Wells Fargo Bank, National Association, as Trustee and HSBC Bank USA, National Association, as registrar and transfer agent (incorporated by reference to Exhibit 4.2 to the Company’s 8-A filed on July 30, 2021).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101	The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Income for the three and nine months end September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months end September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months end September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows for the nine months end September 30, 2021 and 2020; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	President and Chief Executive Officer
Date:	November 4, 2021

By:	/s/ Ann M. Dennison
Name:	Ann M. Dennison
Title:	Executive Vice President and Chief Financial Officer
Date:	November 4, 2021