Form 10-Q
period 2022-03-31
NASDAQ, INC.
filed 2022-05-04
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2022
Common Stock, $0.01 par value per share	164,677,774	shares

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
401(k) Plan: Voluntary Defined Contribution Savings Plan
2020 Credit Facility: $1.25 billion senior unsecured revolving credit facility, which matures on December 22, 2025
2022 Notes: $600 million aggregate principal amount of 0.445% senior unsecured notes due December 21, 2022
2024 Notes: $500 million aggregate principal amount of 4.25% senior unsecured notes due June 1, 2024, repaid in full and terminated in April 2022
2026 Notes: $500 million aggregate principal amount of 3.85% senior unsecured notes due June 30, 2026
2029 Notes: €600 million aggregate principal amount of 1.75% senior unsecured notes due March 28, 2029
2030 Notes: €600 million aggregate principal amount of 0.875% senior unsecured notes due February 13, 2030
2031 Notes: $650 million aggregate principal amount of 1.650% senior unsecured notes due January 15, 2031
2033 Notes: €615 million aggregate principal amount of 0.900% senior unsecured notes due July 30, 2033
2040 Notes: $650 million aggregate principal amount of 2.500% senior unsecured notes due December 21, 2040
2050 Notes: $500 million aggregate principal amount of 3.25% senior unsecured notes due April 28, 2050
2052 Notes: $550 million aggregate principal amount of 3.95% senior unsecured notes due March 7, 2052
ARR: Annual Recurring Revenue
ASU: Accounting Standards Update
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
This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs is based on data generated internally by us; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes issuers that switched from other listing venues, closed-end funds and ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges and Nasdaq First North also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and the "Risk Factors" section in our Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on February 23, 2022.
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
•the effective dates for, and expected benefits of, ongoing initiatives, including transactional activities and other strategic, restructuring, technology, de-leveraging and capital return initiatives, including our proposed stock split;
•our products and services;
•the impact of pricing changes;
•tax matters;
•the cost and availability of liquidity and capital;
•any litigation, or any regulatory or government investigation or action, to which we are or could become a party or which may affect us; and
•the ongoing impact of the COVID-19 pandemic on our business, operations, results of operations, financial condition and workforce.
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
•economic, political and market conditions and fluctuations, including inflation, interest rate and foreign currency risk, inherent in U.S. and international operations, and geopolitical instability arising from the Russian invasion of Ukraine;
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
Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are more fully described in the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, and the "Risk Factors" section in our Form 10-K that was filed with the SEC on February 23, 2022. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	March 31, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$486	$393
Restricted cash and cash equivalents	31	29
Default funds and margin deposits (including restricted cash and cash equivalents of $5,398 and $5,074, respectively)	6,570	5,911
Financial investments	225	208
Receivables, net	621	588
Other current assets	245	294
Total current assets	8,178	7,423
Property and equipment, net	511	509
Goodwill	8,338	8,433
Intangible assets, net	2,751	2,813
Operating lease assets	470	366
Other non-current assets	575	571
Total assets	$20,823	$20,115

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$186	$185
Section 31 fees payable to SEC	53	62
Accrued personnel costs	168	252
Deferred revenue	619	329
Other current liabilities	157	115
Default funds and margin deposits	6,570	5,911
Short-term debt	1,098	1,018
Total current liabilities	8,851	7,872
Long-term debt	4,800	4,812
Deferred tax liabilities, net	431	406
Operating lease liabilities	478	386
Other non-current liabilities	241	234
Total liabilities	14,801	13,710

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 171,535,457 at March 31, 2022 and 173,418,939 at December 31, 2021; shares outstanding: 164,488,485 at March 31, 2022 and 166,679,635 at December 31, 2021	2	2
Additional paid-in capital	1,510	1,952
Common stock in treasury, at cost: 7,046,972 shares at March 31, 2022 and 6,739,304 shares at December 31, 2021	(489)	(437)
Accumulated other comprehensive loss	(1,670)	(1,587)
Retained earnings	6,660	6,465
Total Nasdaq stockholders’ equity	6,013	6,395
Noncontrolling interests	9	10
Total equity	6,022	6,405
Total liabilities and equity	$20,823	$20,115

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Market Technology	$124	$100
Investment Intelligence	284	256
Corporate Platforms	168	146
Market Services	958	1,134
Other revenues	1	15
Total revenues	1,535	1,651
Transaction-based expenses:
Transaction rebates	(581)	(654)
Brokerage, clearance and exchange fees	(62)	(146)
Revenues less transaction-based expenses	892	851
Operating expenses:
Compensation and benefits	254	239
Professional and contract services	35	27
Computer operations and data communications	50	44
Occupancy	27	28
General, administrative and other	21	13
Marketing and advertising	10	10
Depreciation and amortization	67	63
Regulatory	8	7
Merger and strategic initiatives	15	45
Restructuring charges	—	10
Total operating expenses	487	486
Operating income	405	365
Interest income	—	1
Interest expense	(32)	(29)
Other (loss) income	(6)	1
Net income from unconsolidated investees	7	57
Income before income taxes	374	395
Income tax provision	91	97
Net income	283	298
Net loss attributable to noncontrolling interests	1	—
Net income attributable to Nasdaq	$284	$298
Per share information:
Basic earnings per share	$1.72	$1.81
Diluted earnings per share	$1.70	$1.78
Cash dividends declared per common share	$0.54	$0.49

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Net income	$283	$298
Other comprehensive loss:
Foreign currency translation losses	(68)	(114)
Income tax expense(1)	(15)	(23)
Foreign currency translation, net	(83)	(137)
Comprehensive income	200	161
Comprehensive loss attributable to noncontrolling interests	1	—
Comprehensive income attributable to Nasdaq	$201	$161
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on Euro denominated notes.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2022		2021
	Shares	$	Shares	$
Common stock	167	2	165	2

Additional paid-in capital
Beginning balance		1,952		2,547
Share repurchase program	(1)	(142)	(1)	(162)
ASR agreement(1)	(2)	(325)	—	—
Share-based compensation	1	25	1	19
Stock option exercises, net	—	—	—	1
Ending balance		1,510		2,405

Common stock in treasury, at cost
Beginning balance		(437)		(376)
Other employee stock activity	—	(52)	(1)	(39)
Ending balance		(489)		(415)

Accumulated other comprehensive loss
Beginning balance		(1,587)		(1,368)
Other comprehensive loss		(83)		(137)
Ending balance		(1,670)		(1,505)

Retained earnings
Beginning balance		6,465		5,628
Net income attributable to Nasdaq		284		298
Cash dividends declared per common share		(89)		(81)
Ending balance		6,660		5,845

Total Nasdaq stockholders’ equity		6,013		6,332

Noncontrolling interests
Beginning balance		10		3
Net activity related to noncontrolling interests		(1)		(1)
Ending balance		9		2

Total Equity	165	$6,022	164	$6,334
____________
(1)    See “ASR Agreement,” of Note 11, “Nasdaq Stockholders’ Equity,” for further discussion.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$283	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67	63
Share-based compensation	25	19
Deferred income taxes	17	20
Net income from unconsolidated investees	(7)	(57)
Other reconciling items included in net income	9	3
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(39)	6
Other assets	14	(94)
Accounts payable and accrued expenses	8	12
Section 31 fees payable to SEC	(9)	(93)
Accrued personnel costs	(82)	(52)
Deferred revenue	292	255
Other liabilities	27	14
Net cash provided by operating activities	605	394
Cash flows from investing activities:
Purchases of securities	(102)	(60)
Proceeds from sales and redemptions of securities	76	28
Acquisition of businesses, net of cash and cash equivalents acquired	—	(2,430)
Purchases of property and equipment	(35)	(42)
Investments related to default funds and margin deposits, net (1)	(372)	(195)
Other investing activities	43	(1)
Net cash used in investing activities	(390)	(2,700)
Cash flows from financing activities:
Proceeds from (repayments of) commercial paper, net	(420)	435
Repayments of borrowings under our credit commitment	—	(100)
Proceeds from issuances of debt, net of issuance costs and utilization of credit commitment	541	100
Repurchases of common stock	(142)	(162)
ASR agreement	(325)	—
Dividends paid	(89)	(81)
Payments related to employee shares withheld for taxes	(52)	(39)
Default funds and margin deposits	856	12
Other financing activities	(1)	(1)
Net cash provided by financing activities	368	164
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(164)	(177)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	419	(2,319)
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	5,496	5,979
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$5,915	$3,660
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$486	$774
Restricted cash and cash equivalents	31	38
Restricted cash and cash equivalents (default funds and margin deposits)	5,398	2,848
Total	$5,915	$3,660
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest	$23	$19
Income taxes, net of refund	$29	$45
__________
(1)    Includes purchases and proceeds from sales and redemptions related to the default funds and margin deposits of our clearing operations. For further information, see "Default Fund Contributions and Margin Deposits," within Note 14, "Clearing Operations."

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
Our Anti Financial Crime Technology business includes Nasdaq Trade Surveillance, a SaaS solution designed for brokers and other market participants, and Market Surveillance, a solution for market infrastructure operators. Both solutions are designed to assist in complying with market rules, regulations and internal market surveillance policies. In February 2021, we completed the acquisition of Verafin, a SaaS technology provider of anti-financial crime management solutions that offers a cloud-based platform to help detect, investigate, and report money laundering and fraud. Verafin also has targeted sanctions screening solutions that help banks manage Russian sanctions and is further expanding this product to detect new means of evasion-based typologies. Additionally, beginning in the first quarter of 2022, we reclassified Nasdaq Risk Platform revenues from Anti Financial Crime Technology to Marketplace Infrastructure Technology. Total Market Technology segment revenues were unchanged.
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
Investment Intelligence
Our Investment Intelligence segment includes our Market Data, Index and Analytics businesses.
Our Market Data business sells and distributes historical and real-time market data to the sell-side, the institutional investing community, retail online brokers, proprietary trading shops, other venues, internet portals and data distributors. Our market data products can enhance transparency of market activity within our exchanges and provide critical information to professional and non-professional investors globally. Additionally, our Nasdaq Cloud Data Service provided on our Data Link data dissemination platform provides a flexible and efficient method of delivery for real-time exchange data and other financial information.
Our Index business develops and licenses Nasdaq-branded indexes and financial products. We also license cash-settled options, futures and options on futures on our indexes. As of March 31, 2022, 368 ETPs listed on 28 exchanges in over 20 countries tracked a Nasdaq index and accounted for $401 billion in AUM.
Our Analytics business provides asset managers, investment consultants and institutional asset owners with information and analytics to make data-driven investment decisions and deploy their resources more productively. We also provide liquidity solutions for private funds. Through our eVestment and Solovis solutions, we provide a suite of cloud-based solutions that help institutional investors and consultants conduct pre-investment due diligence, and monitor their portfolios post-investment. The eVestment platform also enables asset managers to efficiently distribute information about their firms and funds to asset owners and consultants worldwide. Through the Solovis platform, endowments, foundations, pensions and family offices transform how they collect and aggregate investment data, analyze portfolio performance, model and predict future outcomes, and share meaningful portfolio insights with key stakeholders. The Nasdaq Fund Network and Nasdaq Data Link are additional platforms in our suite of investment data analytics offerings and data management tools. Nasdaq Data Link strengthens our position as a leading source for financial, economic, and alternative datasets. For investment management firms, investment banks and other investors, the platform powers data-driven decision-making for users across the globe via universal application programming interfaces, and provides for highly efficient data discovery and delivery.

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
As of March 31, 2022, there were 4,242 total listings on The Nasdaq Stock Market, including 447 ETPs. The combined market capitalization was approximately $25.7 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,244 listed companies with a combined market capitalization of approximately $2.2 trillion.
We also operate a U.S. Corporate Bond exchange for the listing of corporate bonds. This exchange operates pursuant to The Nasdaq Stock Market exchange license and is powered by the NFF. As of March 31, 2022, 105 corporate bonds were listed on the Corporate Bond exchange. We continue to develop the Nasdaq Sustainable Bond Network, a platform for increased transparency in the global sustainable bond markets.
Our IR & ESG Services include our portfolio of products and services that support corporations’ investor relations and ESG functions. Our clients include both public and private companies and organizations. Our public company clients can be companies listed on our exchanges or other U.S. and global exchanges. Our private company clients include a diverse group of organizations ranging from family owned companies, government organizations, law firms, privately held entities, various non-profit organizations to hospitals and health care systems. We help organizations enhance their ability to understand and expand their global shareholder base, improve corporate governance, and navigate the evolving ESG landscape through our suite of advanced technology, analytics, reporting and consultative services.
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
In Canada, we operate an exchange with three independent markets for the trading of Canadian-listed securities: Nasdaq Canada CXC, Nasdaq Canada CX2 and Nasdaq Canada CXD.
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
In June 2021, we sold our U.S. Fixed Income business, which included an electronic platform for the trading of U.S. Treasuries. See “2021 Divestiture” of Note 4, “Acquisition and Divestiture,” for further discussion.

Through our Trade Management Services business, we provide market participants with a wide variety of alternatives for connecting to and accessing our markets. Our marketplaces may be accessed via a number of different protocols used for quoting, order entry, trade reporting, and connectivity to various data feeds. In 2021, we launched WorkX, an upgraded version of Nasdaq Workstation, a browser-based, front-end interface that allows market participants to view data and enter orders, quotes and trade reports. WorkX enables a seamless workflow and enhanced trade intelligence. All current Workstation users are expected to migrate to WorkX by the end of 2022. In addition, we offer a variety of add-on compliance tools to help firms comply with regulatory requirements.
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
During the fourth quarter of 2021, we adjusted the presentation of cash and cash equivalents held within default funds and margin deposits on the condensed consolidated statement of cash flows from operating activities, to present them as restricted cash and cash equivalents with the associated changes being included within cash flows from investing and financing activities. These balances cannot be used to satisfy operating or other liabilities. See Note 14, “Clearing Operations,” for further discussion of the default funds and margin deposits.
Prior period amounts have also been adjusted to conform to current period presentation. This immaterial adjustment had no impact on our previously reported condensed consolidated balance sheets, condensed consolidated statements of income, or condensed consolidated statements of comprehensive income.

	Three Months Ended March 31, 2021
	As Reported	Adjustment	Adjusted
		(in millions)
Net cash provided by operating activities	$394	$—	$394
Net cash used in investing activities	(2,505)	(195)	(2,700)
Net cash provided by financing activities	152	12	164
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(11)	(166)	(177)
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	(1,970)	(349)	(2,319)
Cash, cash equivalents, restricted cash and cash equivalents at beginning of period	2,782	3,197	5,979
Cash, cash equivalents, restricted cash and cash equivalents at end of period	$812	$2,848	$3,660

Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$774	$—	$774
Restricted cash and cash equivalents	38	—	38
Restricted cash and cash equivalents (Default funds and margin deposits)	—	2,848	2,848
Total	$812	$2,848	$3,660
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

Subsequent Events
We have evaluated subsequent events through the issuance date of this Quarterly Report on Form 10-Q. For discussion of the redemption of the 2024 Notes, see “Early Extinguishment of 2024 Notes,” of Note 8, “Debt Obligations.” For discussion on our proposed 3-for-1 stock split in the form of a stock dividend, see "Proposed Stock Split," of Note 11, “Nasdaq Stockholders' Equity.”
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Market Technology
Anti Financial Crime Technology	$72	$42
Marketplace Infrastructure Technology	52	58
Investment Intelligence
Market data	108	106
Index	122	102
Analytics	54	48
Corporate Platforms
Listing services	107	89
IR & ESG Services	61	57
Market Services
Transaction-based trading and clearing, net	231	255
Trade management services	84	79
Other revenues	1	15
Revenues less transaction-based expenses	$892	$851
Substantially all revenues from the Market Technology, Investment Intelligence and Corporate Platforms segments were recognized over time for the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022 and 2021 approximately 70.5% and 73.2%, respectively, of Market Services revenues were recognized at a point in time and 29.5% and 26.8%, respectively, were recognized over time.
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $19 million as of March 31, 2022 and $17 million as of December 31, 2021. The changes in the balance between periods were immaterial. We do not have obligations for warranties, returns or refunds to customers.
For the majority of our contracts with customers, except for our marketplace infrastructure technology and listings services contracts, our performance obligations range from three months to three years and there is no significant variable consideration.
Deferred revenue is the only significant contract asset or liability as of March 31, 2022. Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations. Deferred revenue primarily represents our contract liabilities related to our fees for Market Technology, Investment Intelligence, Annual and Initial Listings, and IR & ESG Services contracts. See Note 7, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.
We do not have a material amount of revenue recognized from performance obligations that were satisfied in prior periods. We do not provide disclosures about transaction price allocated to unsatisfied performance obligations if contract durations are less than one year. For our initial listings the transaction price allocated to remaining performance obligations is included in deferred revenue. For our Market Technology, Analytics, and IR & ESG contracts, the portion of transaction price allocated to unsatisfied performance obligations is presented in the table below. To the extent consideration has been received, unsatisfied performance obligations would be included in the table below as well as deferred revenue.
The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of March 31, 2022:

	Market Technology	Analytics	IR & ESG Services	Total
	(in millions)
Remainder of 2022	$404	$49	$47	$500
2023	397	46	38	481
2024	194	22	12	228
2025	118	8	1	127
2026	72	7	—	79
2027+	79	4	—	83
Total	$1,264	$136	$98	$1,498
4. ACQUISITION AND DIVESTITURE
We completed the following divestiture and acquisition in 2021. Financial results of each transaction are included in our condensed consolidated financial statements from the date of each acquisition.
2021 Divestiture
In June 2021, we sold our U.S. Fixed Income business, which was part of our FICC business within our Market Services segment, to Tradeweb Markets Inc. We recognized a pre-tax gain on the sale of $84 million, net of disposal costs. The pre-tax gain was included in net gain on divestiture of businesses in the Condensed Consolidated Statements of Income.

In connection with this sale, we issued approximately 6.2 million shares of Nasdaq common stock. Nasdaq used the proceeds from the sale, available tax benefits and working and clearing capital of this business, as well as other sources of cash, to repurchase shares of Nasdaq common stock to reduce the impact on earnings per share dilution from the sale.
To facilitate these repurchases, in June 2021, the board of directors authorized an increase to the share repurchase program. See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders' Equity,” for further discussion.
2021 Acquisition
Acquisition of Verafin
In February 2021, we completed the acquisition of Verafin, a SaaS technology provider of anti-financial crime management solutions that provides a cloud-based platform to help detect, investigate, and report money laundering and fraud, for an aggregate purchase price of $2.75 billion, subject to certain adjustments. The $2.75 billion purchase price includes a cash payment of $102 million, reflected in cash from operating activities in our Condensed Consolidated Statements of Cash Flows, the release of which is subject to certain employment-related conditions over three years following the closing of the transaction. This payment was recorded as a prepaid expense and is recorded in other current and non-current assets in our Condensed Consolidated Balance Sheets and will be amortized to merger and strategic initiatives expense on a straight-line basis over a three-year period. Verafin is part of our Market Technology segment.
The amounts in the table below represent the final allocation of the purchase price. The allocation of the purchase price was subject to revision during the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments to the provisional values, which may include tax and other estimates, during the measurement period are recorded in the reporting period in which the adjustment amounts are determined. In 2021, we recorded a measurement period adjustment of $9 million. This adjustment resulted in an increase to both total net liabilities acquired and goodwill. This adjustment did not result in an impact to our Condensed Consolidated Statements of Income. The allocation of the purchase price for Verafin was finalized in the first quarter of 2022.

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
Pro Forma Results and Acquisition-Related Costs
The condensed consolidated financial statements for the three months ended March 31, 2022 and 2021 include the financial results of the above acquisition from the date of the acquisition. Pro forma financial results have not been presented since this acquisition was not material to our financial results.
Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.
5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The following table presents the changes in goodwill by business segment during the three months ended March 31, 2022:

(in millions)
Market Technology
Balance at December 31, 2021	$2,171
Foreign currency translation adjustments	(5)
Balance at March 31, 2022	$2,166
Investment Intelligence
Balance at December 31, 2021	$2,428
Foreign currency translation adjustments	(35)
Balance at March 31, 2022	$2,393
Corporate Platforms
Balance at December 31, 2021	$469
Foreign currency translation adjustments	(6)
Balance at March 31, 2022	$463
Market Services
Balance at December 31, 2021	$3,365
Foreign currency translation adjustments	(49)
Balance at March 31, 2022	$3,316

Total
Balance at December 31, 2021	$8,433
Foreign currency translation adjustments	(95)
Balance at March 31, 2022	$8,338
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three months ended March 31, 2022 and 2021; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses, may result in goodwill impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	March 31, 2022	December 31, 2021
Finite-Lived Intangible Assets	(in millions)
Gross Amount
Technology	$294	$295
Customer relationships	2,050	2,050
Trade names and other	60	60
Foreign currency translation adjustment	(156)	(143)
Total gross amount	$2,248	$2,262
Accumulated Amortization
Technology	$(64)	$(54)
Customer relationships	(740)	(711)
Trade names and other	(12)	(11)
Foreign currency translation adjustment	88	81
Total accumulated amortization	$(728)	$(695)
Net Amount
Technology	$230	$241
Customer relationships	1,310	1,339
Trade names and other	48	49
Foreign currency translation adjustment	(68)	(62)
Total finite-lived intangible assets	$1,520	$1,567

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(199)	(184)
Total indefinite-lived intangible assets	$1,231	$1,246
Total intangible assets, net	$2,751	$2,813

There was no impairment of indefinite-lived intangible assets for the three months ended March 31, 2022 and 2021.
The following table presents our amortization expense for acquired finite-lived intangible assets:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Amortization expense	$40	$36
The increase in amortization expense for the three months ended March 31, 2022 compared with the same period in 2021 was primarily due to additional amortization expense for acquired intangible assets related to our acquisition of Verafin. These amounts are included in depreciation and amortization expense in the Condensed Consolidated Statements of Income.
The table below presents the estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $68 million as of March 31, 2022) of acquired finite-lived intangible assets as of March 31, 2022:

(in millions)
Remainder of 2022	$120
2023	157
2024	152
2025	149
2026	147
2027+	863
Total	$1,588
6. INVESTMENTS
The following table presents the details of our investments:

	March 31, 2022	December 31, 2021
	(in millions)
Financial investments	$225	$208
Equity method investments	$369	$363
Equity securities	$67	$67
Financial Investments
Financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $155 million as of March 31, 2022 and $162 million as of December 31, 2021, are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of March 31, 2022 and 2021, our equity method investments primarily included our 40.0% equity interest in OCC.

The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. No material impairments were recorded for the three months end March 31, 2022 and 2021.
Net income recognized from our equity interest in the earnings and losses of these equity method investments, primarily OCC, was $7 million for the three months ended March 31, 2022 and $57 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, lower equity interest in the earnings of OCC as compared to 2021 was primarily driven by a reduction in the clearing fee rate that OCC charges its customers.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for substantially all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, our equity securities primarily represent various strategic investments made through our corporate venture program as well as investments acquired through various acquisitions.
7. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the three months ended March 31, 2022 are reflected in the following table:

	Balance at December 31, 2021	Additions	Revenue Recognized	Adjustments	Balance at March 31, 2022
	(in millions)
Market Technology	$117	$53	$(57)	$(2)	$111
Investment Intelligence	106	61	(41)	—	126
Corporate Platforms:
Initial Listing	145	16	(19)	(1)	141
Annual Listings	2	267	—	1	270
IR & ESG Services	57	30	(24)	—	63
Other	21	8	(4)	(1)	24
Total	$448	$435	$(145)	$(3)	$735
In the preceding table:
•Revenue recognized includes revenue recognized during the current period that was included in the beginning balance.
•Adjustments reflect foreign currency translation adjustments.
•Other primarily includes deferred revenue from non-U.S. listing of additional shares fees. Listing of additional shares fees are included in our Listing Services business.
As of March 31, 2022, we estimate that our deferred revenue will be recognized in the following years:

Fiscal year ended:	2022	2023	2024	2025	2026	2027+	Total
	(in millions)
Market Technology	$101	$8	$1	$1	$—	$—	$111
Investment Intelligence	115	11	—	—	—	—	126
Corporate Platforms:
Initial Listings	37	37	27	18	15	7	141
Annual Listings	270	—	—	—	—	—	270
IR & ESG Services	60	3	—	—	—	—	63
Other	11	6	5	2	—	—	24
Total	$594	$65	$33	$21	$15	$7	$735
In the above table, 2022 represents the remaining nine months of 2022.
The timing of recognition of deferred revenue related to certain marketplace infrastructure technology contracts is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.

8. DEBT OBLIGATIONS
The following table presents the changes in the carrying amount of our debt obligations during the three months ended March 31, 2022:

	December 31, 2021	Additions	Payments, Foreign Currency Translation and Accretion	March 31, 2022
	(in millions)
Short-term debt - commercial paper	$420	$1,250	$(1,670)	$—
2022 Notes	598	—	1	599
2024 Notes	499	—	—	499
Total short-term debt	$1,517	$1,250	$(1,669)	$1,098
Long-term debt - senior unsecured notes:
2026 Notes	498	—	—	498
2029 Notes	676	—	(18)	658
2030 Notes	676	—	(18)	658
2050 Notes	486	—	—	486
2031 Notes	643	—	—	643
2040 Notes	644	—	—	644
2033 Notes	694	—	(19)	675
2052 Notes	—	541	—	541
2020 Credit Facility	(4)	—	1	(3)
Total long-term debt	$4,313	$541	$(54)	$4,800
Total debt obligations	$5,830	$1,791	$(1,723)	$5,898
In the table above, the 2024 Notes were reclassified to short-term debt as of March 31, 2022.
The long-term debt senior unsecured notes in the table above, and discussion below, are listed based on their issuance date.
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
In January 2022, we issued commercial paper to partially fund our ASR agreement. See “ASR Agreement,” of Note 11, “Nasdaq Stockholders' Equity." As of March 31, 2022, we had no outstanding borrowing under our commercial paper program.

Senior Unsecured Notes
Our 2022 and 2040 Notes were issued at par. All of our other outstanding senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of March 31, 2022, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs, which are being accreted through interest expense over the life of the applicable notes. For our Euro denominated notes, the “Payments, Foreign Currency Translation and Accretion” column also includes the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes may be redeemed by Nasdaq at any time, subject to a make-whole amount.
Upon a change of control triggering event (as defined in the various supplemental indentures governing the applicable notes), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.
Early Extinguishment of 2024 Notes
In May 2014, Nasdaq issued the 2024 Notes, which paid interest semiannually at a rate of 4.25% per annum. In April 2022, we primarily used the net proceeds from the 2052 Notes to repay in full and redeem our 2024 Notes. For further discussion see “2052 Notes” below. In connection with the early extinguishment of the 2024 Notes, in April 2022 we recorded a pre-tax charge of $16 million, which primarily includes a make-whole redemption price premium.
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

The 2029 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $18 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the remeasurement of the 2029 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within Nasdaq's stockholders’ equity in the Condensed Consolidated Balance Sheets as of March 31, 2022.
2030 Notes
In February 2020, Nasdaq issued the 2030 Notes. The 2030 Notes pay interest annually in arrears, which began on February 13, 2021.
The 2030 Notes were designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $18 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the remeasurement of the 2030 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within Nasdaq's stockholders’ equity in the Condensed Consolidated Balance Sheets as of March 31, 2022.
2050 Notes
In April 2020, Nasdaq issued the 2050 Notes, which pay interest semi-annually at a rate of 3.25% per annum until April 28, 2050. Such rate may vary with Nasdaq's debt rating, to the extent Nasdaq is downgraded below investment grade, up to a rate not to exceed 5.25%.
2022, 2031 and 2040 Notes
In December 2020, Nasdaq issued the 2022, 2031 and 2040 Notes. The net proceeds were used to partially fund the acquisition of Verafin. For further discussion of the acquisition of Verafin, see “2021 Acquisition,” of Note 4, “Acquisition and Divestiture.”
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
2033 Notes
In July 2021, Nasdaq issued the 2033 Notes. The 2033 Notes pay interest annually in arrears, beginning on July 30, 2022.
The 2033 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $19 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the remeasurement of the 2033 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within Nasdaq stockholders’ equity in the Condensed Consolidated Balance Sheets as of March 31, 2022.
2052 Notes
In March 2022, Nasdaq issued $550 million aggregate principal amount of 3.950% senior notes due in 2052, which pay interest semi-annually in arrears, beginning on September 7, 2022. The interest rate of 3.950% may vary with Nasdaq's debt rating, to the extent Nasdaq is downgraded below investment grade, up to a rate not to exceed 5.950%. The net proceeds from the 2052 Notes were approximately $541 million after deducting the underwriting discount and expenses of the offering. We used the net proceeds from the 2052 Notes to redeem all of the 2024 Notes in April 2022.
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

As of March 31, 2022, no amounts were outstanding on the 2020 Credit Facility. The $(3) million balance represents unamortized debt issuance costs which are being accreted through interest expense over the life of the credit facility.
Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the LIBOR (or a successor rate to LIBOR), the base rate (as defined in the credit agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.125% to 0.350%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three months ended March 31, 2022 and 2021.
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
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These credit facilities, in aggregate, totaled $204 million as of March 31, 2022 and $212 million as of December 31, 2021 in available liquidity, none of which was utilized. Generally, these facilities each have a one year term. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three months ended March 31, 2022 and 2021.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of March 31, 2022, we were in compliance with the covenants of all of our debt obligations.
9. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) Plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $4 million for both the three months ended March 31, 2022 and 2021.
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $6 million for both the three months ended March 31, 2022 and 2021.
10. SHARE-BASED COMPENSATION
We have a share-based compensation program for employees and non-employee directors. Share-based awards granted under this program include restricted stock (consisting of restricted stock units), PSUs and stock options. For accounting purposes, we consider PSUs to be a form of restricted stock.
Summary of Share-Based Compensation Expense
The following table presents the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three months ended March 31, 2022 and 2021, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Share-based compensation expense before income taxes	$25	$19
Income tax benefit	(6)	(5)
Share-based compensation expense after income taxes	$19	$14
Common Shares Available Under Our Equity Plan
As of March 31, 2022, we had approximately 9.3 million shares of common stock authorized for future issuance under our Equity Plan.

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
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the three months ended March 31, 2022:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2022	1,466,340	$106.16
Granted	10,221	199.30
Vested	(150,156)	81.93
Forfeited	(15,953)	109.42
Unvested at March 31, 2022	1,310,452	$109.62
As of March 31, 2022, $71 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.7 years.
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
Summary of PSU Activity
The following table summarizes our PSU activity for the three months ended March 31, 2022:

	PSUs
	One-Year Program		Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	49,734	$84.03	764,124	$135.04
Granted	—	—	296,912	100.28
Vested	—	—	(578,614)	97.70
Forfeited	(259)	84.18	(399)	148.47
Unvested at March 31, 2022	49,475	$84.03	482,023	$158.45

In the preceding table, the granted amount under the three year program reflects additional awards granted based on overachievement of performance parameters.
As of March 31, 2022, $1 million of total unrecognized compensation cost related to the one-year PSU program is expected to be recognized over a weighted-average period of 1.0 year. For the three-year PSU program, $36 million of total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.3 years.
Stock Options
In January 2022, in connection with a new five year employment agreement, our President and Chief Executive Officer received an aggregate of 204,624 performance-based non-qualified stock options, which will vest as follows:
•50% will vest contingent upon the achievement of certain performance conditions; and
•50% will vest five years after the grant date, subject to continued employment through such date.
The fair value of stock options are estimated using the Black-Scholes option-pricing model. These options expire 10 years after the date of grant. There were no stock option awards granted for the three months ended March 31, 2021.
A summary of stock option activity for the three months ended March 31, 2022 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2021	268,817	$66.68	5.0	$39
Granted	204,624	202.46
Outstanding at March 31, 2022	473,441	$125.36	6.9	$30
Exercisable at March 31, 2022	268,817	$66.68	4.8	$30
The net cash proceeds from the exercise of 24,409 stock options for the three months ended March 31, 2021 was $1 million.
As of March 31, 2022, the aggregate pre-tax intrinsic value of the outstanding and exercisable stock options in the above table was $30 million and represents the difference between our closing stock price on March 31, 2022 of $178.20 and the exercise price, times the number of shares that would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. As of March 31, 2021, 0.3 million outstanding stock options were exercisable and the weighted-average exercise price was $66.68.
The total pre-tax intrinsic value of stock options exercised was $3 million for the three months ended March 31, 2021.
ESPP
We have an ESPP under which approximately 4.2 million shares of our common stock were available for future issuance as of March 31, 2022. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees which totaled to $3 million for the three months ended March 31, 2022 and $2 million for the three months ended March 31, 2021.
11. NASDAQ STOCKHOLDERS' EQUITY
Common Stock
As of March 31, 2022, 300,000,000 shares of our common stock were authorized, 171,535,457 shares were issued and 164,488,485 shares were outstanding. As of December 31, 2021, 300,000,000 shares of our common stock were authorized, 173,418,939 shares were issued and 166,679,635 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 7,046,972 shares of common stock in treasury as of March 31, 2022 and 6,739,304 shares as of December 31, 2021, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As discussed in “2021 Divestiture,” of Note 4, “Acquisition and Divestiture,” in June 2021, our board of directors authorized an increase to our share repurchase program to an aggregate authorized amount of $1.5 billion. As of March 31, 2022, the remaining aggregate authorized amount under the existing share repurchase program was $459 million.
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

The following is a summary of our share repurchase activity, excluding the repurchases done through our ASR agreement described below, reported based on settlement date, for the three months ended March 31, 2022:

Three Months Ended March 31, 2022
Number of shares of common stock repurchased	735,865
Average price paid per share	$191.91
Total purchase price (in millions)	$142
In the table above, the number of shares of common stock repurchased excludes an aggregate of 307,668 shares withheld upon the vesting of restricted stock and PSUs for the three months ended March 31, 2022.
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.
ASR Agreement
In January 2022, we entered into an ASR agreement to repurchase $325 million of common stock. We received a total delivery of 1,876,387 shares of common stock and completed the ASR program during the first quarter of 2022.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of March 31, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During the first three months of 2022, our board of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 26, 2022	$0.54	March 11, 2022	$89	March 25, 2022
The total amount paid of $89 million was recorded in retained earnings within Nasdaq's stockholders' equity in the Condensed Consolidated Balance Sheets at March 31, 2022.
In April 2022, the board of directors approved a regular quarterly cash dividend of $0.60 per share on our outstanding common stock, which reflects an increase of 11% from our most recent quarterly cash dividend of $0.54 per share. The dividend is payable on June 24, 2022 to shareholders of record at the close of business on June 10, 2022. The estimated amount of this dividend is $99 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the intention to provide stockholders with regular and increasing dividends as earnings and cash flows increase.
Proposed Stock Split
In April 2022, we announced our plan to request shareholder and SEC approval for an increase in the number of authorized shares of common stock in order to effect a 3-for-1 stock split of the Company’s common stock in the form of a stock dividend. If both approvals are received, the stock split is expected to be completed in the third quarter of 2022.
12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$284	$298
Denominator:
Weighted-average common shares outstanding for basic earnings per share	165,048,113	164,709,609
Weighted-average effect of dilutive securities:
Employee equity awards	2,200,025	2,382,473
Weighted-average common shares outstanding for diluted earnings per share	167,248,138	167,092,082
Basic and diluted earnings per share:
Basic earnings per share	$1.72	$1.81
Diluted earnings per share	$1.70	$1.78
In the tables above, employee equity awards from our PSU program, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three months ended March 31, 2022.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

	March 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$141	$141	$—	$—
Corporate debt securities	29	—	29	—
State owned enterprises and municipal securities	27	—	27	—
Swedish mortgage bonds	19	—	19	—
Time deposits	—	—	—	—
Commercial paper	9	—	9	—
Total assets at fair value	$225	$141	$84	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$144	$144	$—	$—
Corporate debt securities	20	—	20	—
State owned enterprises and municipal securities	11	—	11	—
Swedish mortgage bonds	21	—	21	—
Time deposits	12	—	12	—
Total assets at fair value	$208	$144	$64	$—
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
We also consider our debt obligations to be financial instruments. As of March 31, 2022, the majority of our debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2020 Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. As of March 31, 2022, we had no outstanding borrowings under our 2020 Credit Facility. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program. As of March 31, 2022, we had no outstanding borrowings under our commercial paper program. The fair value of our debt obligations utilizing discounted cash flow analyses for our floating rate debt, and prevailing market rates for our fixed rate debt was $5.5 billion as of March 31, 2022 and $5.9 billion as of December 31, 2021. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. The fair value of our commercial paper as of March 31, 2022 approximated the carrying value since the rates of interest on this short-term debt approximated market rates. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of March 31, 2022 and December 31, 2021, there were no non-financial assets measured at fair value on a non-recurring basis.

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
In December 2018, the SFSA initiated a review of Nasdaq Clearing. In January 2021, the SFSA issued a warning combined with an administrative fine of approximately $33 million (SEK 300 million) to Nasdaq Clearing based on its review. Nasdaq Clearing appealed the SFSA´s decision to the Administrative Court. In December 2021, the court rejected Nasdaq Clearing’s appeal and upheld the decision of the SFSA. In January 2022, Nasdaq Clearing appealed this decision to the Administrative Court of Appeal. While we continue to firmly believe in the merit of our appeal, due to the recent decision by the Administrative Court, we have determined it is appropriate to record an accrual for the full amount of the administrative fine issued by the SFSA. The charge was included in regulatory expense in our Consolidated Statements of Income for the year ended December 31, 2021.
Default Fund Contributions and Margin Deposits
As of March 31, 2022, clearing member default fund contributions and margin deposits were as follows:

	March 31, 2022
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$736	$133	$869
Margin deposits	5,834	7,199	13,033
Total	$6,570	$7,332	$13,902
Of the total default fund contributions of $869 million, Nasdaq Clearing can utilize $764 million as capital resources in the event of a counterparty default. The remaining balance of $105 million pertains to member posted surplus balances.
Our clearinghouse holds material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits.
Clearing member cash contributions are maintained in demand deposits held at central banks and large, highly rated financial institutions or secured through direct investments, primarily central bank certificates and highly rated European government debt securities with original maturities primarily 1 year or less, reverse repurchase agreements and multilateral development bank debt securities. Investments in reverse repurchase agreements range in maturity from 1 day to 20 days and are secured with highly rated government securities and multilateral development banks. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements.

Nasdaq Clearing has invested the total cash contributions of $6,570 million as of March 31, 2022 and $5,911 million as of December 31, 2021, in accordance with its investment policy as follows:

	March 31, 2022	December 31, 2021
	(in millions)
Demand deposits	$4,270	$3,061
Central bank certificates	1,128	2,013
Restricted cash and cash equivalents	$5,398	$5,074
European government debt securities	443	414
Reverse repurchase agreements	457	152
Multilateral development bank debt securities	272	271
Investments	$1,172	$837
Total	$6,570	$5,911
In the table above, the change from December 31, 2021 to March 31, 2022 includes currency translation adjustments of $160 million for restricted cash and cash equivalents and $37 million for investments.
For the three months ended March 31, 2022 and 2021 investments related to default funds and margin deposits, net includes purchases of investment securities of $10,647 million and $12,197 million, respectively, and proceeds from sales and redemptions of investment securities of $10,275 million and $12,002 million, respectively.
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
Default Fund Contributions
Required contributions to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are maintained in demand deposits held at central banks and large, highly rated financial institutions or invested by Nasdaq Clearing, in accordance with its investment policy, either in central bank certificates, highly rated government debt securities, reverse repurchase agreements with highly rated government debt securities as collateral, or multilateral development bank debt securities. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq Clearing in the event of a default. In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of March 31, 2022, Nasdaq Clearing committed capital totaling $132 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of March 31, 2022.
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
•junior capital contributed by Nasdaq Clearing, which totaled $42 million as of March 31, 2022;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis; and
•fully segregated senior capital for each specific market contributed by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $23 million as of March 31, 2022.
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

Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative contracts outstanding prior to netting:

March 31, 2022
(in millions)
Commodity and seafood options, futures and forwards	$518
Fixed-income options and futures	1,345
Stock options and futures	228
Index options and futures	82
Total	$2,173
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
Derivative Contracts Cleared
The following table presents the total number of derivative contracts cleared through Nasdaq Clearing for the three months ended March 31, 2022 and 2021:

	March 31, 2022	March 31, 2021
Commodity and seafood options, futures and forwards	96,153	155,662
Fixed-income options and futures	6,594,330	6,404,204
Stock options and futures	5,113,644	6,306,308
Index options and futures	13,144,541	9,076,033
Total	24,948,668	21,942,207
In the table above, the total volume in cleared power related to commodity contracts was 135 Terawatt hours (TWh) and 250 TWh for the three months ended March 31, 2022 and 2021, respectively.
Resale and Repurchase Agreements Contracts Outstanding and Cleared
The outstanding contract value of resale and repurchase agreements was $1.0 billion as of March 31, 2022 and the total number of resale and repurchase agreements contracts cleared was 1,317,510 for the three months ended March 31, 2022.
15. LEASES
We have operating leases which are primarily real estate leases predominantly for our U.S. and European headquarters, data centers and for general office space. The following table provides supplemental balance sheet information related to Nasdaq's operating leases:

Leases	Balance Sheet Classification	March 31, 2022	December 31, 2021
		(in millions)
Assets:
Operating lease assets	Operating lease assets	$470	$366

Liabilities:
Current lease liabilities	Other current liabilities	$58	$37
Non-current lease liabilities	Operating lease liabilities	478	386
Total lease liabilities		$536	$423
The following table summarizes Nasdaq's lease cost:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Operating lease cost	$20	$22
Variable lease cost	8	7
Sublease income	(1)	(1)
Total lease cost	$27	$28
In the table above, operating lease costs include short-term lease cost, which was immaterial.
The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded in our Condensed Consolidated Balance Sheets.

March 31, 2022
(in millions)
Remainder of 2022	$57
2023	71
2024	66
2025	52
2026	48
2027+	358
Total lease payments	652
Less: interest	(116)
Present value of lease liabilities	$536
In the table above, interest is calculated using the interest rate for each lease. Present value of lease liabilities include the current portion of $58 million.

Total lease payments in the table above exclude $44 million of legally binding minimum lease payments for lease signed but not yet commenced.
The following table provides information related to Nasdaq's lease term and discount rate:

March 31, 2022
Weighted-average remaining lease term (in years)	11.0

Weighted-average discount rate	3.5%
The following table provides supplemental cash flow information related to Nasdaq's operating leases:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$9	$19

Lease assets obtained in exchange for operating lease liabilities	$118	$33
16. INCOME TAXES
Income Tax Provision
The following table presents our income tax provision and effective tax rate:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Income tax provision	$91	$97
Effective tax rate	24.3%	24.6%
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return, applicable state and local income tax returns and non-U.S. income tax returns. We are subject to examination by federal, state and local, and foreign tax authorities. Our Federal income tax returns for the years 2018 through 2020 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for the years 2012 through 2018, while 2019 and 2020 are subject to examination. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2015 through 2020.
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
17. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $5 million as of March 31, 2022 and December 31, 2021. As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $204 million as of March 31, 2022 and $212 million as of December 31, 2021 in available liquidity, none of which was utilized.
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
Legal and Regulatory Matters
Litigation
As previously disclosed, we were named as one of many defendants in City of Providence v. BATS Global Markets, Inc., et al., 14 Civ. 2811 (S.D.N.Y.), which was filed on April 18, 2014 in the United States District Court for the Southern District of New York. The plaintiffs alleged that the defendants engaged in a scheme to manipulate the markets through high-frequency trading and asserted claims under Section 10(b) of the Exchange Act and Rule 10b-5. Discovery, focused on issues of whether the case could be certified as a class action and whether the plaintiffs’ claims were precluded by federal securities regulation, ended on April 26, 2021, and motions and expert testimony regarding those issues were filed on May 28, 2021.
On March 28, 2022, the court issued an opinion and order excluding the testimony of one of the plaintiffs’ expert witnesses, concluding that the testimony was not sufficiently tied to the facts of the case and that it was not based on reliable methodology. On that basis, the court also granted summary judgment for the defendants, finding that there was no admissible evidence upon which a jury could reasonably conclude that the plaintiffs had suffered injury that was fairly traceable to the defendants’ conduct. On April 26, 2022, the plaintiffs filed an appeal of the decision to the United States Court of Appeals for the Second Circuit. On May 4, 2022, Nasdaq entered into an agreement with the plaintiffs under which the plaintiffs agreed to dismiss Nasdaq from their appeal with prejudice and Nasdaq agreed not to pursue sanctions against the plaintiffs or their counsel, without either Nasdaq or the plaintiffs providing financial compensation for the resolution. Accordingly, Nasdaq is no longer a party to the case and the matter is now fully resolved with respect to Nasdaq.
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
Nasdaq Commodities Clearing Default
In December 2021, we recorded a charge related to an administrative fine issued by the SFSA associated with the default which occurred in 2018. The charge was included in regulatory expense in our Consolidated Statements of Income for the year ended December 31, 2021. See “Nasdaq Commodities Clearing Default,” of Note 14, “Clearing Operations,” for further information.
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
The following table presents certain information regarding our business segments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Market Technology	(in millions)
Total revenues	$124	$100
Operating income	4	(2)
Investment Intelligence
Total revenues	284	256
Operating income	184	166
Corporate Platforms
Total revenues	168	146
Operating income	75	58
Market Services
Total revenues	958	1,134
Transaction-based expenses	(643)	(800)
Revenues less transaction-based expenses	315	334
Operating income	200	226
Corporate Items
Total revenues	1	15
Operating income (loss)	(58)	(83)
Consolidated
Total revenues	$1,535	$1,651
Transaction-based expenses	(643)	(800)
Revenues less transaction-based expenses	$892	$851
Operating income	$405	$365
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
•Restructuring charges: We initiated the transition of certain technology platforms to advance our strategic opportunities as a technology and analytics provider and continue the realignment of certain business areas. See Note 19, “Restructuring Charges,” for further discussion of our 2019 restructuring plan. We believe performance measures excluding restructuring charges provide management with a useful representation of our segments' ongoing activity in each period.
•Revenues and expenses - divested/contributed businesses: We have included in corporate items the revenues and expenses of our U.S. Fixed Income business, which was previously included in our Market Services and Investment Intelligence results. See “2021 Divestiture,” of Note 4, “Acquisition and Divestiture,” for further discussion of this divestiture. Additionally, other revenues related to a transitional services agreement associated with a divested business are included in corporate items. Also included are the revenues and expenses associated with the NPM business, which we contributed in July 2021 to a standalone, independent company, of which we own the largest minority interest together with a consortium of third party financial institutions. Prior to July these revenues were previously included in our Corporate Platforms results.
•Other significant items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment.
The above charges are recorded in general, administrative and other expense, unless otherwise noted, in our Condensed Consolidated Statements of Income.
The following table summarizes our Corporate Items:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Revenues - divested/contributed businesses	$1	$15
Expenses:
Amortization expense of acquired intangible assets	$40	$36
Merger and strategic initiatives expense	15	45
Restructuring charges	—	10
Expenses - divested/contributed businesses	—	5
Other	4	2
Total expenses	59	98
Operating loss	$(58)	$(83)
For further discussion of our segments’ results, see “Segment Operating Results,” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
19. RESTRUCTURING CHARGES
In September 2019, we initiated the transition of certain technology platforms to advance the company's strategic opportunities as a technology and analytics provider and continue the realignment of certain business areas. In connection with these restructuring efforts, we retired certain elements of our marketplace infrastructure and technology product offerings as we implement NFF and other technologies internally and externally. This represented a fundamental shift in our strategy and technology as well as executive realignment. In June 2021, we completed our 2019 restructuring plan and recognized total pre-tax charges of $118 million over a two-year period. Total pre-tax charges related primarily to non-cash items such as asset impairments and accelerated depreciation, and third-party consulting costs. Severance and employee-related charges were also incurred.
The following table presents a summary of the 2019 restructuring plan charges in the Condensed Consolidated Statements of Income for the three months ended March 31, 2021 which primarily consisted of consulting services, asset impairment charges primarily related to capitalized software that was retired, and accelerated depreciation expense on certain assets as a result of a decrease in their useful life.

Three Months Ended March 31, 2021
(in millions)
Asset impairment charges and accelerated depreciation expense	$1
Consulting services	5
Other	4
Total restructuring charges	$10

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
First Quarter 2022 and Recent Developments
Cash Dividend on Common Stock
•    In April 2022, the board of directors approved a regular quarterly cash dividend of $0.60 per share on our outstanding common stock, which reflects an increase of 11% from our most recent quarterly cash dividend of $0.54 per share.
•    For the three months ended March 31, 2022, we returned $89 million to shareholders through dividend payments.
Share Repurchase Program
•In January 2022, we entered into an ASR agreement to repurchase $325 million of common stock. We received a total delivery of 1,876,387 shares of common stock and completed the ASR program during the first quarter of 2022.
•In the first quarter of 2022, in addition to the ASR described above, we repurchased 735,865 shares of common stock for an aggregate of $142 million.
•As of March 31, 2022, the remaining amount authorized for share repurchases under our share repurchase program was $459 million.
Recent Developments
•We have assessed the impact of the Russian invasion of Ukraine and as of March 31, 2022, we do not believe we have material exposure to Russian clients. We will continue to assess the ongoing impact of the war.
Corporate Highlights
•Overall AUM in ETPs benchmarked to our proprietary indexes totaled $401 billion as of March 31, 2022, an increase of 4% compared to March 31, 2021. Additionally, the number of futures and options on futures contracts tracking Nasdaq indexes set a quarterly record with 147 million contracts traded, an increase of 40% year over year.

•The Nasdaq Stock Market led U.S. exchanges for IPOs during the first quarter of 2022. The Nasdaq Stock Market IPO win rate was 86% in the first quarter of 2022, including 70 IPOs representing $9 billion in capital raised. There were 27 operating company and 43 special purpose acquisition company IPOs during the period.
•Market Services net revenues totaled $315 million in the first quarter of 2022, the second highest quarterly revenues versus the record achieved in the first quarter of 2021. In the equity derivatives business, Nasdaq led all exchanges during the first quarter of 2022 in total multiply-listed U.S. options traded and achieved record net revenues of $112 million. Nasdaq’s Nordic equities markets saw strong volumes with the value of shares traded on Nasdaq’s Nordic and Baltic markets totaling €289 billion, the highest in the last decade.
Financial Summary
The following table summarizes our financial performance for the three months ended March 31, 2022 when compared to the same period in 2021. The comparability of our results of operations between reported periods is impacted by the acquisition of Verafin in February 2021 and the divestiture of our U.S. Fixed Income business in June 2021, which was part of our FICC business within our Market Services segment, as well as the contribution of our NPM business in July 2021 to a standalone, independent company, of which we own the largest minority interest, together with a consortium of third party financial institutions. See “2021 Divestiture,” and “2021 Acquisition,” of Note 4, “Acquisition and Divestiture,” to the condensed consolidated financial statements for further discussion. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$892	$851	4.8%
Operating expenses	487	486	0.2%
Operating income	405	365	11.0%
Net income attributable to Nasdaq	$284	$298	(4.7)%
Diluted earnings per share	$1.70	$1.78	(4.5)%
Cash dividends declared per common share	$0.54	$0.49	10.2%

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
Nasdaq's Operating Results
The following chart summarizes our ARR (in millions):
ARR for a given period is the annualized revenue derived from subscription contracts with a defined contract value. This excludes contracts that are not recurring, are one-time in nature, or where the contract value fluctuates based on defined metrics. ARR is one of our key performance metrics to assess the health and trajectory of our recurring business. ARR does not have any standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.
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
The following chart summarizes our quarterly annualized SaaS revenues for our Solutions Segments, which is comprised of the Market Technology, Investment Intelligence and Corporate Platforms segments, for the first quarter of 2022 and 2021 (in millions):

Segment Operating Results
The following table presents our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(in millions)
Market Technology	$124	$100	24.0%
Investment Intelligence	284	256	10.9%
Corporate Platforms	168	146	15.1%
Market Services	958	1,134	(15.5)%
Other revenues	1	15	(93.3)%
Total revenues	$1,535	$1,651	(7.0)%
Transaction rebates	(581)	(654)	(11.2)%
Brokerage, clearance and exchange fees	(62)	(146)	(57.5)%
Total revenues less transaction-based expenses	$892	$851	4.8%

The following charts present our Market Technology, Investment Intelligence, Corporate Platforms and Market Services segments as a percentage of our total revenues, less transaction-based expenses, of $892 million for the three months ended March 31, 2022 and $851 million for the three months ended March 31, 2021.
Percentage of Revenues Less Transaction-based Expenses by Segment for the:

MARKET TECHNOLOGY
The following tables present revenues and key drivers from our Market Technology segment:

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(in millions)
Anti Financial Crime Technology	$72	$42	71.4%
Marketplace Infrastructure Technology	52	58	(10.3)%
Total Market Technology	$124	$100	24.0%

	Three Months Ended March 31,
	2022	2021
	(in millions)
Order intake	$48	$41
ARR	435	416
Quarterly annualized SaaS revenues	298	260
In the table above, order intake is the total contract value of orders signed during the period, excluding Verafin. ARR and SaaS revenues include Verafin.
Anti Financial Crime Technology Revenues
Anti-financial crime technology revenues increased in the first quarter of 2022 compared with the same period in 2021 primarily due to the inclusion of revenues from our acquisition of Verafin, new sales and strong retention.
Marketplace Infrastructure Technology Revenues
Marketplace infrastructure technology revenues decreased in the first quarter of 2022 compared with the same period in 2021 primarily due to the successful completion of a significant long-term contract, and lower professional services revenue.
INVESTMENT INTELLIGENCE
The following tables present revenues and key drivers from our Investment Intelligence segment:

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(in millions)
Market Data	$108	$106	1.9%
Index	122	102	19.6%
Analytics	54	48	12.5%
Total Investment Intelligence	$284	$256	10.9%

	As of or Three Months Ended March 31,
	2022	2021
Number of licensed ETPs	368	349
ETP AUM tracking Nasdaq indexes (in billions)	$401	$385
TTM Net appreciation (in billions)	$33	$127
Net impact of ETP sponsor switches (in billions)	$(92)	$—
TTM Net inflows in ETP AUM tracking Nasdaq indexes (in billions)	$75	$52
ARR (in millions)	$570	$542
Quarterly annualized SaaS revenues (in millions)	$209	$184
In the tables above, TTM represents trailing twelve months.
Market Data Revenues
Market data revenues increased in the first quarter of 2022 compared with the same period in 2021 primarily due to an increase in proprietary data revenues driven by higher international demand.
Index Revenues
Index revenues increased in the first quarter of 2022 compared with the same period in 2021 primarily due to higher licensing revenues from higher average AUM in ETPs linked to Nasdaq indexes and higher licensing revenues from futures trading linked to the Nasdaq-100 Index.
Analytics Revenues
Analytics revenues increased in the first quarter of 2022 compared with the same period in 2021 primarily due to the growth in our eVestment platform driven by new sales and strong retention.
CORPORATE PLATFORMS
The following tables present revenues and key drivers from our Corporate Platforms segment:

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(in millions)
Listing Services	$107	$89	20.2%
IR & ESG Services	61	57	7.0%
Total Corporate Platforms	$168	$146	15.1%

	As of or Three Months Ended March 31,
	2022	2021
IPOs
The Nasdaq Stock Market	70	275
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	13	24
Total new listings
The Nasdaq Stock Market	110	319
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	19	32
Number of listed companies
The Nasdaq Stock Market	4,242	3,667
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,244	1,090
ARR (in millions)	$576	$487
Quarterly annualized SaaS revenues (in millions)	$148	$140
In the table above:
•The Nasdaq Stock Market new listings include IPOs, including issuers that switched from other listing venues and separately listed ETPs. For the three months ended March 31, 2022 and 2021, IPOs included 43 and 196 SPACs, respectively.
•Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic new listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.
•Number of total listed companies on The Nasdaq Stock Market for the three months ended March 31, 2022 and 2021 included 447 and 410 ETPs, respectively.
•Number of total listed companies on the exchanges that comprise Nasdaq Nordic and Nasdaq Baltic represents companies listed on these exchanges and companies on the alternative markets of Nasdaq First North.
Listing Services Revenues
Listing services revenues increased in 2022 compared with the same period in 2021 primarily due to an increase in the overall number of listed companies.
IR & ESG Services Revenues
IR & ESG Services revenues increased in 2022 compared with the same period in 2021 primarily due to increased sales and higher retention rates. Growth in revenues reflect higher adoption across the breadth of investor relations and newer ESG advisory and reporting offerings as well as an increase in the number of corporate issuer clients.
MARKET SERVICES
Equity Derivative Trading and Clearing Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our Equity Derivative Trading and Clearing business:

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(in millions)
Equity Derivative Trading and Clearing Revenues	$351	$422	(16.8)%
Transaction-based expenses:
Transaction rebates	(232)	(296)	(21.6)%
Brokerage, clearance and exchange fees	(7)	(20)	(65.0)%
Equity derivative trading and clearing revenues less transaction-based expenses	$112	$106	5.7%
In the table above, brokerage, clearance and exchange fees includes Section 31 fees of $5 million and $17 million in the first quarter of 2022 and 2021, respectively. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

	Three Months Ended March 31,
	2022	2021
U.S. equity options
Total industry average daily volume (in millions)	40.0	40.1
Nasdaq PHLX matched market share	11.4%	12.9%
The Nasdaq Options Market matched market share	8.4%	7.9%
Nasdaq BX Options matched market share	2.1%	0.7%
Nasdaq ISE Options matched market share	5.9%	7.7%
Nasdaq GEMX Options matched market share	2.4%	5.9%
Nasdaq MRX Options matched market share	1.8%	1.4%
Total matched market share executed on Nasdaq’s exchanges	32.0%	36.5%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	365,611	358,365
In the table above, Nasdaq Nordic and Nasdaq Baltic total average daily volume of options and futures contracts include Finnish option contracts traded on Eurex for which Nasdaq and Eurex have a revenue sharing arrangement.

Equity derivative trading and clearing revenues decreased in the first quarter of 2022 compared with the same period in 2021 primarily due to lower U.S. matched market share executed on Nasdaq's exchanges and a lower capture rate partially offset by higher volumes. Also contributing to the decrease was lower Section 31 pass-through fee revenue.
Equity derivative trading and clearing revenues less transaction-based expenses increased in the first quarter of 2022 compared with the same period in 2021 primarily due to higher U.S. net capture rate, partially offset by lower U.S. market share.
Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as brokerage, clearance and exchange fees in the Condensed Consolidated Statements of Income. In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value traded. Since the amount recorded in revenues is equal to the amount recorded as brokerage, clearance and exchange fees, there is no impact on our revenues less transaction-based expenses. Section 31 fees decreased in the first quarter of 2022 compared with same period in 2021 is primarily due to lower average SEC fee rates.
Transaction rebates, in which we credit a portion of the execution charge to the market participant, decreased in the first quarter of 2022 compared with the same period in 2021 primarily due to lower overall U.S. matched market share executed on Nasdaq's exchanges and a lower rebate capture rate.
Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity Trading business:

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(in millions)
Cash Equity Trading Revenues	$510	$617	(17.3)%
Transaction-based expenses:
Transaction rebates	(349)	(358)	(2.5)%
Brokerage, clearance and exchange fees	(55)	(126)	(56.3)%
Cash equity trading revenues less transaction-based expenses	$106	$133	(20.3)%
In the preceding table, brokerage, clearance and exchange fees includes Section 31 fees of $48 million and $115 million in the first quarter of 2022 and 2021, respectively. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

	Three Months Ended March 31,
	2022	2021
Total U.S.-listed securities
Total industry average daily share volume (in billions)	12.9	14.7
Matched share volume (in billions)	142.2	152.6
The Nasdaq Stock Market matched market share	16.4%	15.7%
Nasdaq BX matched market share	0.5%	0.7%
Nasdaq PSX matched market share	0.9%	0.7%
Total matched market share executed on Nasdaq’s exchanges	17.8%	17.1%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	33.4%	35.2%
Total market share	51.2%	52.3%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	1,133,543	1,093,684
Total average daily value of shares traded (in billions)	$7.1	$7.0
Total market share executed on Nasdaq’s exchanges	73.0%	78.5%
In the table above, total market shares includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.
Cash equity trading revenues and cash equity trading revenues less transaction-based expenses decreased in the first quarter of 2022 compared with the same period in 2021 primarily due to lower industry trading volumes, lower U.S. and European capture rates and lower European market share, partially offset by higher U.S. matched market share executed on Nasdaq's exchanges. The decrease in cash equity trading revenues was also due to lower Section 31 pass-through fee revenue.
Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as brokerage, clearance and exchange fees in the Condensed Consolidated Statements of Income. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as brokerage, clearance and exchange fees, there is no impact on our revenues less transaction-based expenses. Section 31 fees decreased in the first quarter of 2022 compared with the same period in 2021 primarily due to lower average SEC fee rates.

Transaction rebates decreased in the first quarter of 2022 compared with the same period in 2021. For The Nasdaq Stock Market and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The decrease was primarily due to a lower rebate capture rate and lower U.S. industry trading volumes, partially offset by higher overall U.S. matched market share executed on Nasdaq's exchanges.
FICC Revenues
The following table present revenues from our FICC business:

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(in millions)
FICC Revenues	$13	$16	(18.8)%
FICC revenues decreased in the first quarter of 2022 compared with the same period in 2021 primarily due to lower commodities products revenues.
Trade Management Services Revenues
The following tables present revenues and key drivers from our Trade Management Services business:

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(in millions)
Trade Management Services Revenues	$84	$79	6.3%

	Three Months Ended March 31,
	2022	2021
	(in millions)
ARR	$333	$315
Trade management services revenues increased in the first quarter of 2022 compared with the same period in 2021 primarily due to increased demand for connectivity and infrastructure services.
OTHER REVENUES
For the three months ended March 31, 2021, other revenues include the revenues associated with our U.S. Fixed Income business, which was sold in June 2021. Prior to the sale date, these revenues were included in our Market Services and Investment Intelligence segments. See “2021 Divestiture,” of Note 4, “Acquisition and Divestiture,” to the condensed consolidated financial statements for further discussion of this divestiture. Additionally, other revenues include revenues associated with the NPM business which we contributed in July 2021 to a standalone, independent company, of which we own the largest minority interest, together with a consortium of third party financial institutions. Prior to July 2021, these revenues were included in our Corporate Platforms segment. For the three months ended March 31, 2022 other revenues are related to a transitional services agreement associated with a divested business.
EXPENSES
Operating Expenses
The following tables present our operating expenses:

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(in millions)
Compensation and benefits	$254	$239	6.3%
Professional and contract services	35	27	29.6%
Computer operations and data communications	50	44	13.6%
Occupancy	27	28	(3.6)%
General, administrative and other	21	13	61.5%
Marketing and advertising	10	10	—%
Depreciation and amortization	67	63	6.3%
Regulatory	8	7	14.3%
Merger and strategic initiatives	15	45	(66.7)%
Restructuring charges	—	10	(100.0)%
Total operating expenses	$487	$486	0.2%
The increase in compensation and benefits expense in the first quarter of 2022 compared with the same period in 2021 was primarily driven by continued investment in new employees to drive growth, inflationary pressures and performance-linked compensation, partially offset by an unfavorable impact from foreign exchange rates.
Headcount increased to 5,987 employees as of March 31, 2022 from 5,585 as of March 31, 2021 primarily due to growth in various businesses.

Professional and contract services expense increased in the first quarter of 2022 compared with the same period in 2021 primarily due to an increase in legal fees and consulting costs.
Computer operations and data communications expense increased in the first quarter of 2022 compared with the same period in 2021 primarily due to higher hardware and software maintenance costs related to increased cloud storage costs as well as our acquisition of Verafin.
Occupancy expense remained relatively flat in the first quarter of 2022 compared with the same period in 2021.
General, administrative and other expense increased in the first quarter of 2022 compared with the same period in 2021 reflecting higher travel costs.
Depreciation and amortization expense increased in the first quarter of 2022 compared with the same period in 2021 primarily due to additional expense for acquired intangible assets related to our acquisition of Verafin.
Regulatory expense remained relatively flat in the first quarter of 2022 compared with the same period in 2021.
Merger and strategic initiatives expense decreased in the first quarter of 2022 compared with the same period in 2021 primarily due to lower acquisition costs associated with the Verafin transaction. We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years, which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third party transaction costs and will vary based on the size and frequency of the activities described above.
See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of our 2019 restructuring plan and charges associated with this plan.
Non-operating Income and Expenses
The following table presents our non-operating income and expenses:

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(in millions)
Interest income	$—	$1	(100.0)%
Interest expense	(32)	(29)	10.3%
Net interest expense	(32)	(28)	14.3%
Other (loss) income	(6)	1	(700.0)%
Net income from unconsolidated investees	7	57	(87.7)%
Total non-operating income (expenses)	$(31)	$30	(203.3)%
The following table presents our interest expense:

	Three Months Ended March 31,		Percentage Change
	2022	2021
	(in millions)
Interest expense on debt	$29	$26	11.5%
Accretion of debt issuance costs and debt discount	2	2	—%
Other fees	1	1	—%
Interest expense	$32	$29	10.3%
Interest expense increased in the first quarter of 2022 compared with the same period in 2021 primarily due to new issuances of senior notes in December 2020 and commercial paper issuances in the first quarter of 2021 to fund our acquisition of Verafin. See “2021 Acquisition,” of Note 4, “Acquisition and Divestiture,” to the condensed consolidated financial statements for further discussion of the acquisition of Verafin. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
Other (loss) income decreased in the first quarter of 2022 compared with the same period in 2021 primarily due to a loss on strategic investments related to our corporate venture program.
Net income from unconsolidated investees decreased in the first quarter of 2022 compared with the same period in 2021 primarily due to a decrease in income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.

Tax Matters
The following table presents our income tax provision and effective tax rate:

	Three Months Ended March 31,		Percentage Change
	2022	2021
	($ in millions)
Income tax provision	$91	$97	(6.2)%
Effective tax rate	24.3%	24.6%
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
•Restructuring charges: We initiated the transition of certain technology platforms to advance our strategic opportunities as a technology and analytics provider and continue the realignment of certain business areas. See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of our 2019 restructuring plan, which was completed in June 2021. Charges associated with this plan represented a fundamental shift in our strategy and technology as well as executive realignment and were excluded for purposes of calculating non-GAAP measures as they are not reflective of ongoing operating performance or comparisons in Nasdaq's performance between periods.
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
•Significant tax items: The non-GAAP adjustment to the income tax provision for the three months ended March 31, 2022 and 2021 includes the tax impact of each non-GAAP adjustment.
The following table presents reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended March 31,
	2022	2021
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$284	$298
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	40	36
Merger and strategic initiatives expense	15	45
Restructuring charges	—	10
Net income from unconsolidated investee	(6)	(57)
Other	9	2
Total non-GAAP adjustments	58	36
Total non-GAAP tax adjustments	(13)	(7)
Total non-GAAP adjustments, net of tax	45	29
Non-GAAP net income attributable to Nasdaq	$329	$327

U.S. GAAP effective tax rate	24.3%	24.6%
Total adjustments from non-GAAP tax rate	(0.2)%	(0.5)%
Non-GAAP effective tax rate	24.1%	24.1%

Weighted-average common shares outstanding for diluted earnings per share	167.2	167.1

U.S. GAAP diluted earnings per share	$1.70	$1.78
Total adjustments from non-GAAP net income	0.27	0.18
Non-GAAP diluted earnings per share	$1.97	$1.96
LIQUIDITY AND CAPITAL RESOURCES
Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of our common stock and debt. Currently, our cost and availability of funding remain healthy.
As of March 31, 2022, our sources and uses of cash were not materially impacted by COVID-19 and we have not identified any liquidity deficiencies as a result of the ongoing impact of the COVID-19 pandemic.
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
The value of various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, the current portion of long-term debt, and commercial paper, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $(673) million as of March 31, 2022, compared with $(449) million as of December 31, 2021, a decrease of $224 million. The decrease was primarily due to an increase in deferred revenue, short-term debt and other current liabilities and a decrease in other current assets, partially offset by an increase in cash and cash equivalents, receivables, net and financial investments and a decrease in accrued personnel costs.
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
•    volatility or disruption in the public debt and equity markets; and
•    the impact of the COVID-19 pandemic on our business.

The following table summarizes our financial assets:

	March 31, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$486	$393
Financial investments	225	208
Total financial assets	$711	$601
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of March 31, 2022, our cash and cash equivalents of $486 million were primarily invested in bank deposits, commercial paper and money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of March 31, 2022 increased $93 million from December 31, 2021.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $329 million as of March 31, 2022 and $266 million as of December 31, 2021. The remaining balance held in the U.S. totaled $157 million as of March 31, 2022 and $127 million as of December 31, 2021.
Unremitted earnings of certain subsidiaries outside of the U.S. are used to finance our international operations and are considered to be indefinitely reinvested.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Three Months Ended March 31,		Percentage Change
	2022	2021
Net cash provided by (used in):	(in millions)
Operating activities	$605	$394	53.6%
Investing activities	(390)	(2,700)	(85.6)%
Financing activities	368	164	124.4%
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(164)	(177)	(7.3)%
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	419	(2,319)	(118.1)%
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	5,496	5,979	(8.1)%
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$5,915	$3,660	61.6%
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$486	$774	(37.2)%
Restricted cash and cash equivalents	31	38	(18.4)%
Restricted cash and cash equivalents (default funds and margin deposits)	5,398	2,848	89.5%
Total	$5,915	$3,660	61.6%
We have adjusted prior period presentation of opening and ending amounts of cash, cash equivalents, and restricted cash and cash equivalents in our condensed consolidated statements of cash flows to include restricted cash and cash equivalents related to the default funds and margin deposits. See Note 2, “Summary of Significant Accounting Policies,” to the condensed consolidated financial statements for further discussion of this adjustment.
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

Net cash provided by operating activities increased $211 million for the three months ended March 31, 2022 compared with 2021. The increase was primarily driven by a decrease in Section 31 fees payable to SEC due to a decrease in the SEC fee rates in 2021 and higher annual customer billings. The remaining change was primarily due to other fluctuations in our working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 primarily related to net purchases of investments related to default funds and margin deposits of $372 million, purchases of property and equipment of $35 million and net purchases of securities of $26 million, partially offset by proceeds of $43 million from other investing activities.
Net cash used in investing activities for the three months ended March 31, 2021 primarily related to $2,430 million of cash used for acquisitions, net of cash and cash equivalents acquired of $221 million which was utilized to satisfy an acquisition-related tax obligation on behalf of Verafin, net purchases of investments related to default funds and margin deposits of $195 million, $42 million of purchases of property and equipment and $32 million of net purchases of securities.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2022 primarily related to a net increase in default funds and margin deposits of $856 million, proceeds of $541 million from the issuances of long-term-debt, partially offset by $420 million repayment of borrowings under our commercial paper program, net, $325 million of repurchases of common stock pursuant to the ASR agreement, $142 million in other repurchases of common stock and $89 million of dividend payments to our shareholders.
Net cash provided by financing activities for the three months ended March 31, 2021 primarily related to $435 million of proceeds from issuances of commercial paper, net and an increase in default funds and margin deposits of $12 million, partially offset by $162 million in repurchases of common stock and $81 million of dividend payments to our shareholders.
See Note 4, “Acquisition and Divestiture,” to the condensed consolidated financial statements for further discussion of our acquisitions and divestiture.
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
Financial Investments
Our financial investments totaled $225 million as of March 31, 2022 and $208 million as of December 31, 2021. Of these securities, $155 million as of March 31, 2022 and $162 million as of December 31, 2021 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of March 31, 2022, our required regulatory capital of $132 million was comprised of highly rated European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, NFSTX, LLC, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of March 31, 2022, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $16 million, substantially all of which is held in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of March 31, 2022, our required regulatory capital of $35 million was primarily invested in European government debt securities, European mortgage bonds and Icelandic government bonds that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses, which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of March 31, 2022, other required regulatory capital of $10 million was primarily related to Nasdaq Central Securities Depository and is included in restricted cash in the Condensed Consolidated Balance Sheets.

Equity and dividends
Share Repurchase Program
See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
ASR Agreement
See “ASR Agreement,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our ASR agreement.
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends paid per common share on our outstanding common stock:

	2022	2021
First quarter	$0.54	$0.49
See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	March 31, 2022	December 31, 2021
		(in millions)
Short-term debt - commercial paper		$—	$420
2022 Notes	December 2022	599	598
2024 Notes	June 2024	499	499
Total short-term debt		$1,098	$1,517
Long-term debt - senior unsecured notes:
2020 Credit Facility	December 2025	(3)	(4)
2026 Notes	June 2026	498	498
2029 Notes	March 2029	658	676
2030 Notes	February 2030	658	676
2031 Notes	January 2031	643	643
2033 Notes	July 2033	675	694
2040 Notes	December 2040	644	644
2050 Notes	April 2050	486	486
2052 Notes	March 2052	541	—
Total long-term debt		$4,800	$4,313
Total debt obligations		$5,898	$5,830
In the table above, the 2024 Notes were reclassified to short-term debt as of March 31, 2022, and were repaid in April 2022.
In addition to the $1.25 billion revolving credit facility, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These credit facilities, which are available in multiple currencies, totaled $204 million as of March 31, 2022 and $212 million as of December 31, 2021 in available liquidity, none of which was utilized.
As of March 31, 2022, we were in compliance with the covenants of all of our debt obligations.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Contractual Obligations and Contingent Commitments
There were no significant changes to our contractual obligations and contingent commitments from those disclosed in “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K that was filed with the SEC February 23, 2022.
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
Financial Investments
As of March 31, 2022, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. If market interest rates were to increase immediately and uniformly by a hypothetical 100 basis points from levels as of March 31, 2022, the fair value of this portfolio would have declined by $5 million.
Debt Obligations
As of March 31, 2022, the majority of our debt obligations were fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 8, “Debt Obligations,” to the condensed consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2020 Credit Facility, as this facility has a variable interest rate. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program, which have variable interest rates. As of March 31, 2022, there were no outstanding borrowings under our 2020 Credit Facility or commercial paper program.
We may utilize interest rate swap agreements to achieve a desired mix of variable and fixed rate debt.

Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three months ended March 31, 2022 is presented in the following tables:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended March 31, 2022
Average foreign currency rate to the U.S. dollar	1.122	0.107	#	N/A	N/A
Percentage of revenues less transaction-based expenses	6.3%	6.1%	4.5%	83.1%	100.0%
Percentage of operating income	9.5%	(1.8)%	(10.2)%	102.5%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(6)	$(5)	$(4)	$—	$(15)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(1)	$(4)	$—	$(9)
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
Our primary exposure to net assets in foreign currencies as of March 31, 2022 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$3,301	$330
British Pound	177	18
Norwegian Krone	165	16
Canadian Dollar	120	12
Australian Dollar	125	13
Euro	49	5
In the table above, Swedish Krona includes goodwill of $2,390 million and intangible assets, net of $563 million.
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
Changes in internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
See “Legal and Regulatory Matters - Litigation,” of Note 17, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our most recent Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. The risks and uncertainties in this Form 10-Q and our most recent Form 10-K are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Our businesses operate in various international markets, including certain emerging markets that are subject to greater political, economic and social uncertainties than developed countries, as well as in regions facing war and related instability.
Our businesses operate in various international markets, including but not limited to Northern Europe, the Baltics, the Middle East, Africa, Eastern Europe and Asia, and our non-U.S. operations are subject to the risk inherent in the international environment. Political, economic or social events or developments in one or more of our non-U.S. locations could adversely affect our operations and financial results. Certain emerging markets in which we operate may be subject to greater political, economic and social uncertainties than developed countries, which may increase our operational risk.
We are also monitoring the effects of Russia’s recent invasion of Ukraine. While we do not expect such conflict will itself be material to Nasdaq, geopolitical instability arising from such conflict, the imposition of sanctions, taxes and/or tariffs against Russia and Russia’s response to such sanctions (including retaliatory acts) could adversely affect the global economic or specific international, regional and domestic markets, which could adversely impact our business and our ability to engage with, and collect payment from, customers in Russia or their affiliates. Additionally, we operate internationally and to the extent future sanctions, laws, regulations or orders imposed by the United States, the European Union, the United Kingdom and other countries in response to the conflict differ between jurisdictions, it could create regulatory uncertainty for our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program
See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended March 31, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2022
Share repurchase program	735,865	$191.91	735,865	$784
ASR agreement	1,533,923	N/A	1,533,923	$459
Employee transactions	2,177	$177.91	N/A	N/A
February 2022
Share repurchase program	—	$—	—	$459
Employee transactions	253,833	$168.19	N/A	N/A
March 2022
Share repurchase program	—	$—	—	$459
ASR agreement	342,464	$173.21	342,464	459
Employee transactions	51,658	$188.21	N/A	N/A
Total Quarter Ended March 31, 2022
Share repurchase program	735,865	$191.91	735,865	$459
ASR agreement	1,876,387	$173.21	1,876,387	$459
Employee transactions	307,668	$171.62	N/A	N/A

In the preceding table:
•N/A - Not applicable.
•See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
•Employee transactions represents shares surrendered to us to satisfy tax withholding obligations arising from the vesting of restricted stock and PSUs issued to employees.
•In January 2022, we entered into an ASR agreement to repurchase $325 million of common stock. We completed the ASR program in March 2022. See “ASR Agreement,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number
4.1
Thirteenth Supplemental Indenture, dated as of March 7, 2022, by and between Nasdaq, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on March 7, 2022).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101	The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Income for the three months end March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months end March 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months end March 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the three months end March 31, 2022 and 2021; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	President and Chief Executive Officer
Date:	May 4, 2022

By:	/s/ Ann M. Dennison
Name:	Ann M. Dennison
Title:	Executive Vice President and Chief Financial Officer
Date:	May 4, 2022