Form 10-Q
period 2022-06-30
NASDAQ, INC.
filed 2022-08-03
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2022
Common Stock, $0.01 par value per share	163,742,074	shares

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
401(k) Plan: Voluntary Defined Contribution Savings Plan
2020 Credit Facility: $1.25 billion senior unsecured revolving credit facility, which matures on December 22, 2025
2022 Notes: $600 million aggregate principal amount of 0.445% senior unsecured notes due December 21, 2022
2024 Notes: $500 million aggregate principal amount of 4.25% senior unsecured notes, repaid in full and terminated in April 2022
2026 Notes: $500 million aggregate principal amount of 3.85% senior unsecured notes due June 30, 2026
2029 Notes: €600 million aggregate principal amount of 1.75% senior unsecured notes due March 28, 2029
2030 Notes: €600 million aggregate principal amount of 0.875% senior unsecured notes due February 13, 2030
2031 Notes: $650 million aggregate principal amount of 1.650% senior unsecured notes due January 15, 2031
2033 Notes: €615 million aggregate principal amount of 0.900% senior unsecured notes due July 30, 2033
2040 Notes: $650 million aggregate principal amount of 2.500% senior unsecured notes due December 21, 2040
2050 Notes: $500 million aggregate principal amount of 3.25% senior unsecured notes due April 28, 2050
2052 Notes: $550 million aggregate principal amount of 3.950% senior unsecured notes due March 7, 2052
ARR: Annualized Recurring Revenue
ASR: Accelerated Share Repurchase
AUM: Assets Under Management
CCP: Central Counterparty
CFTC: Commodity Futures Trading Commission
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
NSCC: National Securities Clearing Corporation
OCC: The Options Clearing Corporation
OTC: Over-the-Counter
PSU: Performance Share Unit
Reg NMS: Regulation National Market System
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
This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs is based on data generated internally by us; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes issuers that switched from other listing venues, closed-end funds and ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges and Nasdaq First North also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 that was filed with the SEC on May 4, 2022 and the "Risk Factors" section in our Form 10-K for the fiscal year ended December 31, 2021 that was filed with the SEC on February 23, 2022.
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
•the effective dates for, and expected benefits of, ongoing initiatives, including transactional activities and other strategic, restructuring, technology, de-leveraging and capital return initiatives, including our stock split;
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
Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are more fully described in our "Risk Factors" section in our Form 10-K that was filed with the SEC on February 23, 2022, and supplemented in the “Risk Factors” section in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 that was filed with the SEC on May 4, 2022. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	June 30, 2022	December 31, 2021
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$454	$393
Restricted cash and cash equivalents	30	29
Default funds and margin deposits (including restricted cash and cash equivalents of $7,769 and $5,074, respectively)	8,688	5,911
Financial investments	161	208
Receivables, net	652	588
Other current assets	233	294
Total current assets	10,218	7,423
Property and equipment, net	514	509
Goodwill	8,151	8,433
Intangible assets, net	2,670	2,813
Operating lease assets	462	366
Other non-current assets	581	571
Total assets	$22,596	$20,115

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$175	$185
Section 31 fees payable to SEC	175	62
Accrued personnel costs	161	252
Deferred revenue	512	329
Other current liabilities	140	115
Default funds and margin deposits	8,688	5,911
Short-term debt	1,020	1,018
Total current liabilities	10,871	7,872
Long-term debt	4,696	4,812
Deferred tax liabilities, net	464	406
Operating lease liabilities	470	386
Other non-current liabilities	244	234
Total liabilities	16,745	13,710

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 300,000,000 shares authorized, shares issued: 170,888,738 at June 30, 2022 and 173,418,939 at December 31, 2021; shares outstanding: 163,734,534 at June 30, 2022 and 166,679,635 at December 31, 2021	2	2
Additional paid-in capital	1,385	1,952
Common stock in treasury, at cost: 7,154,204 shares at June 30, 2022 and 6,739,304 shares at December 31, 2021	(509)	(437)
Accumulated other comprehensive loss	(1,905)	(1,587)
Retained earnings	6,869	6,465
Total Nasdaq stockholders’ equity	5,842	6,395
Noncontrolling interests	9	10
Total equity	5,851	6,405
Total liabilities and equity	$22,596	$20,115

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(Unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Market Technology	$131	$117	$255	$217
Investment Intelligence	283	261	567	516
Corporate Platforms	168	149	336	296
Market Services	969	874	1,927	2,010
Other revenues	1	11	2	24
Total revenues	1,552	1,412	3,087	3,063
Transaction-based expenses:
Transaction rebates	(529)	(517)	(1,111)	(1,170)
Brokerage, clearance and exchange fees	(130)	(49)	(191)	(196)
Revenues less transaction-based expenses	893	846	1,785	1,697
Operating expenses:
Compensation and benefits	247	231	501	470
Professional and contract services	29	38	64	65
Computer operations and data communications	50	46	101	90
Occupancy	25	26	52	55
General, administrative and other	34	12	55	24
Marketing and advertising	11	9	21	19
Depreciation and amortization	65	68	132	131
Regulatory	8	7	15	14
Merger and strategic initiatives	12	12	27	57
Restructuring charges	—	21	—	31
Total operating expenses	481	470	968	956
Operating income	412	376	817	741
Interest income	—	—	1	1
Interest expense	(32)	(33)	(64)	(62)
Net gain on divestiture of business	—	84	—	84
Other income	8	—	2	1
Net income from unconsolidated investees	9	27	15	84
Income before income taxes	397	454	771	849
Income tax provision	90	113	182	210
Net income	307	341	589	639
Net loss attributable to noncontrolling interests	—	—	1	—
Net income attributable to Nasdaq	$307	$341	$590	$639
Per share information:
Basic earnings per share	$1.87	$2.08	$3.59	$3.89
Diluted earnings per share	$1.85	$2.05	$3.55	$3.83
Cash dividends declared per common share	$0.60	$0.54	$1.14	$1.03

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$307	$341	$589	$639
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(206)	47	(273)	(67)
Income tax benefit (expense)(1)	(29)	6	(45)	(17)
Foreign currency translation, net	(235)	53	(318)	(84)
Comprehensive income	72	394	271	555
Comprehensive loss attributable to noncontrolling interests	—	—	1	—
Comprehensive income attributable to Nasdaq	$72	$394	$272	$555
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on Euro denominated notes.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(Unaudited)
(in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Shares	$	Shares	$	Shares	$	Shares	$
Common stock	165	2	164	2	167	2	165	2

Additional paid-in capital
Beginning balance		1,510		2,405		1,952		2,547
Share repurchase program	(1)	(166)	(2)	(248)	(2)	(308)	(3)	(410)
ASR agreement(1)	—	—	—	—	(2)	(325)	—	—
Share-based compensation	—	25	1	24	1	49	1	43
Stock option exercises, net	—	—	—	—	—	—	—	1
Other issuances of common stock, net(2)	—	16	6	254	—	17	6	254
Ending balance		1,385		2,435		1,385		2,435

Common stock in treasury, at cost
Beginning balance		(489)		(415)		(437)		(376)
Other employee stock activity	—	(20)	—	(8)	—	(72)	—	(47)
Ending balance		(509)		(423)		(509)		(423)

Accumulated other comprehensive loss
Beginning balance		(1,670)		(1,505)		(1,587)		(1,368)
Other comprehensive income (loss)		(235)		53		(318)		(84)
Ending balance		(1,905)		(1,452)		(1,905)		(1,452)

Retained earnings
Beginning balance		6,660		5,845		6,465		5,628
Net income attributable to Nasdaq		307		341		590		639
Cash dividends declared per common share		(98)		(88)		(186)		(169)
Ending balance		6,869		6,098		6,869		6,098

Total Nasdaq stockholders’ equity		5,842		6,660		5,842		6,660

Noncontrolling interests
Beginning balance		9		2		10		3
Net activity related to noncontrolling interests		—		9		(1)		8
Ending balance		9		11		9		11

Total Equity	164	$5,851	169	$6,671	164	$5,851	169	$6,671
____________
(1)    See “ASR Agreement,” of Note 11, “Nasdaq Stockholders’ Equity,” for further discussion.
(2)    In 2021, other issuances of common stock primarily related to shares accelerated and issued upon the sale of our U.S. Fixed Income business.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$589	$639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	131
Share-based compensation	49	43
Deferred income taxes	35	55
Extinguishment of debt	16	—
Net gain on divestiture of business	—	(84)
Net income from unconsolidated investees	(15)	(84)
Other reconciling items included in net income	4	10
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	(75)	24
Other assets	25	(87)
Accounts payable and accrued expenses	6	(9)
Section 31 fees payable to SEC	113	(52)
Accrued personnel costs	(83)	(56)
Deferred revenue	195	195
Other liabilities(1)	(11)	(258)
Net cash provided by operating activities	980	467
Cash flows from investing activities:
Purchases of securities	(201)	(207)
Proceeds from sales and redemptions of securities	222	160
Proceeds from divestiture of business, net of cash divested	—	190
Acquisition of businesses, net of cash and cash equivalents acquired	(41)	(2,430)
Purchases of property and equipment	(77)	(81)
Investments related to default funds and margin deposits, net(2)	(202)	(90)
Other investing activities	55	(67)
Net cash used in investing activities	(244)	(2,525)
Cash flows from financing activities:
Proceeds from (repayments of) commercial paper, net	(1)	221
Repayments of borrowings under our credit commitment	(499)	(100)
Payment of debt extinguishment cost	(16)	—
Proceeds from issuances of debt, net of issuance costs and utilization of credit commitment	541	100
Repurchases of common stock	(308)	(410)
ASR agreement	(325)	—
Dividends paid	(186)	(169)
Proceeds received from employee stock activity and other issuances	17	17
Payments related to employee shares withheld for taxes	(72)	(47)
Default funds and margin deposits	3,554	(229)
Other financing activities	(2)	8
Net cash provided by (used in) financing activities	2,703	(609)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(682)	(108)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	2,757	(2,775)
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	5,496	5,979
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$8,253	$3,204
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$454	$390
Restricted cash and cash equivalents	30	40
Restricted cash and cash equivalents (default funds and margin deposits)	7,769	2,774
Total	$8,253	$3,204
Supplemental Disclosure Cash Flow Information
Interest paid	$60	$70
Income taxes paid, net of refund(1)	$133	$393
__________________________
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
Our Anti Financial Crime Technology business includes Nasdaq Trade Surveillance, a SaaS solution designed for brokers and other market participants, and Market Surveillance, a solution for market infrastructure operators. Both solutions are designed to assist in complying with market rules, regulations and internal market surveillance policies. Our Verafin business is a SaaS anti-financial crime management solution that offers a cloud-based platform to help detect, investigate, and report money laundering and fraud. Verafin also has targeted sanctions screening solutions that help banks manage sanctions, including those imposed against Russia. Verafin is further expanding this product to detect new means of evasion-based typologies. In the first quarter of 2022, we reclassified Nasdaq Risk Platform revenues from Anti Financial Crime Technology to Marketplace Infrastructure Technology. Total Market Technology segment revenues were unchanged.
Our Marketplace Infrastructure Technology business powers market infrastructure operators and new market clients globally and handles a wide array of assets, including but not limited to cash equities, equity derivatives, currencies, various interest-bearing securities, commodities, energy products and digital currencies. Our solutions can also be used in the creation of new asset classes, and non-capital markets customers, including those in insurance liabilities securitization, cryptocurrencies and sports wagering.
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
Our Index business develops and licenses Nasdaq-branded indexes. We also license cash-settled options, futures and options on futures on our indexes. As of June 30, 2022, 374 ETPs listed on 29 exchanges in over 20 countries tracked a Nasdaq index and accounted for $321 billion in AUM.
Our Analytics business provides asset managers, investment consultants and institutional asset owners with information and analytics to make data-driven investment decisions and deploy their resources more productively. We also provide liquidity solutions for private funds. Through our eVestment offerings, we provide a suite of cloud-based solutions that help institutional investors and consultants conduct pre-investment due diligence, and monitor their portfolios post-investment. The eVestment platform also enables asset managers to efficiently distribute information about their firms and funds to asset owners and consultants worldwide. Through the Solovis platform, endowments, foundations, pensions and family offices transform how they collect and aggregate investment data, analyze portfolio performance, model and predict future outcomes, and share meaningful portfolio insights with key stakeholders. The Nasdaq Fund Network and Nasdaq Data Link are additional platforms in our suite of investment data analytics offerings and data management tools. The Nasdaq Fund Network offers fund data services that deliver transparency to investable products through the collection and dissemination of performance, net asset value, valuation, and strategy-level reference data. Nasdaq Data Link strengthens our position as a leading source for financial, economic, and alternative datasets. For investment management firms, investment banks and other investors, the platform powers data-driven decision-making for users across the globe via universal application programming interfaces, and provides for highly efficient data discovery and delivery.

Corporate Platforms
Our Corporate Platforms segment includes our Listing Services and IR & ESG Services businesses. These businesses deliver critical capital market and ESG solutions across the lifecycle of public and private companies.
Our Listing Services business includes our U.S. and European Listing Services businesses. We operate a variety of listing platforms around the world to provide multiple global capital raising solutions for public companies. Our main listing markets are The Nasdaq Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges. Through Nasdaq First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies and growth companies. In July 2021, we contributed our NPM business, which was included in our Listing Services business, to a standalone, independent company, of which we own the largest minority interest, together with a consortium of third-party financial institutions. The NPM business provides liquidity solutions for private companies to enable employees, investors, and companies to execute transactions.
As of June 30, 2022, there were 4,269 total listings on The Nasdaq Stock Market, including 465 ETPs. The combined market capitalization was approximately $20.3 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,260 listed companies with a combined market capitalization of approximately $1.8 trillion.
We also operate a U.S. Corporate Bond exchange for the listing of corporate bonds. This exchange operates pursuant to The Nasdaq Stock Market exchange license and is powered by the NFF. As of June 30, 2022, 102 corporate bonds were listed on the Corporate Bond exchange. We continue to develop the Nasdaq Sustainable Bond Network, a platform for increased transparency in the global sustainable bond markets.
Our IR & ESG Services include our portfolio of products and services that support corporations’ investor relations and ESG functions. Our clients include both public and private companies and organizations. Our public company clients can be companies listed on our exchanges or other U.S. and global exchanges. Our private company clients include a diverse group of organizations ranging from family owned companies, government organizations, law firms, privately held entities, various non-profit organizations to hospitals and health care systems. We help organizations enhance their ability to understand and expand their global shareholder base, improve corporate governance, and navigate the evolving ESG landscape through our suite of advanced technology, analytics, reporting and consultative services. In June 2022, we acquired Metrio Software Inc., or Metrio, a provider of ESG data collection, analytics and reporting services based in Montreal, Canada. We plan to integrate Metrio’s SaaS platform into our suite of ESG solutions.
Market Services
Our Market Services segment includes our Equity Derivative Trading and Clearing, Cash Equity Trading, FICC and Trade Management Services businesses. We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in certain countries where we operate exchanges, we also provide clearing, settlement and central depository services. In June 2022, we completed the wind-down of our Nordic broker services business.
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
In Europe, we operate exchanges in Stockholm (Sweden), Copenhagen (Denmark), Helsinki (Finland), and Reykjavik (Iceland), as well as the clearing operations of Nasdaq Clearing, as Nasdaq Nordic. We also operate exchanges in Tallinn (Estonia), Riga (Latvia) and Vilnius (Lithuania) as Nasdaq Baltic. Collectively, Nasdaq Nordic and Nasdaq Baltic offer trading in cash equities, depository receipts, warrants, convertibles, rights, fund units and ETFs, as well as trading and clearing of equity derivatives, fixed income and commodity products. We also own a majority stake in Puro.earth, a Finnish-based leading marketplace for carbon removal.
Nasdaq Fixed Income provides a wide range of products and services, such as trading and clearing, for fixed income products in Sweden, Denmark, Finland, Iceland, Estonia, Lithuania and Latvia.
Nasdaq Commodities is the brand name for Nasdaq’s European commodity-related products and services. Nasdaq Commodities’ offerings include derivatives in power, natural gas and carbon emission markets, seafood, electricity certificates and clearing services. These products are listed on Nasdaq Oslo ASA, except for seafood, which is listed on Fishpool, a third-party platform.
In June 2021, we sold our U.S. Fixed Income business, which included an electronic platform for the trading of U.S. Treasuries. See “2021 Divestiture” of Note 4, “Acquisitions and Divestiture,” for further discussion.

Through our Trade Management Services business, we provide market participants with a wide variety of alternatives for connecting to and accessing our markets. Our marketplaces may be accessed via a number of different protocols used for quoting, order entry, trade reporting, and connectivity to various data feeds. In 2021, we launched WorkX, an upgraded version of Nasdaq Workstation, a browser-based, front-end interface that allows market participants to report OTC transactions, monitor trade compliance and clear securities subject to Reg NMS. WorkX enables a seamless workflow and enhanced trade intelligence. In the Nordics we provide a similar browser based trading application called Nasdaq Nordic Trader. In addition, we offer a variety of add-on compliance tools to help firms comply with regulatory requirements.
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
During the fourth quarter of 2021, we began adjusting the presentation of cash and cash equivalents held within default funds and margin deposits on the condensed consolidated statement of cash flows from operating activities, to present them as restricted cash and cash equivalents with the associated changes being included within cash flows from investing and financing activities. These balances cannot be used to satisfy operating or other liabilities. See Note 14, “Clearing Operations,” for further discussion of the default funds and margin deposits.
Prior period amounts have also been adjusted to conform to current period presentation. This immaterial adjustment had no impact on our previously reported Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Income, or Condensed Consolidated Statements of Comprehensive Income. The table below presents a summary of the as reported and adjusted amounts relating to the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2021.

	Six Months Ended June 30, 2021
	As Reported	Adjustment	Adjusted
		(in millions)
Net cash provided by operating activities	$467	$—	$467
Net cash used in investing activities	(2,435)	(90)	(2,525)
Net cash used in financing activities	(380)	(229)	(609)
Effect of exchange rate changes on cash, cash equivalents, restricted cash and cash equivalents	(4)	(104)	(108)
Net decrease in cash, cash equivalents, restricted cash and cash equivalents	(2,352)	(423)	(2,775)
Cash, cash equivalents, restricted cash and cash equivalents at beginning of period	2,782	3,197	5,979
Cash, cash equivalents, restricted cash and cash equivalents at end of period	$430	$2,774	$3,204

Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$390	$—	$390
Restricted cash and cash equivalents	40	—	40
Restricted cash and cash equivalents (Default funds and margin deposits)	—	2,774	2,774
Total	$430	$2,774	$3,204
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

Subsequent Event
We have evaluated subsequent events through the issuance date of this Quarterly Report on Form 10-Q. In July 2022, we amended and restated our certificate of incorporation to increase our authorized shares to 930,000,000, consisting of 30,000,000 shares of preferred stock, par value $0.01 per share and 900,000,000 shares of common stock, par value $0.01 per share, in order to effect a stock split in the form of a stock dividend. For discussion of our 3-for-1 stock split in the form of a stock dividend, see "Stock Split," of Note 11, “Nasdaq Stockholders' Equity.”
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
	(in millions)
Market Technology
Anti Financial Crime Technology	$75	$58
Marketplace Infrastructure Technology	56	59
Investment Intelligence
Market data	105	104
Index	124	107
Analytics	54	50
Corporate Platforms
Listing services	107	93
IR & ESG Services	61	56
Market Services
Transaction-based trading and clearing, net	223	227
Trade management services	87	81
Other revenues	1	11
Revenues less transaction-based expenses	$893	$846
Substantially all revenues from the Market Technology, Investment Intelligence and Corporate Platforms segments were recognized over time for the three months ended June 30, 2022 and 2021. For the three months ended June 30, 2022 and 2021 approximately 69.2% and 70.8%, respectively, of Market Services revenues were recognized at a point in time and 30.8% and 29.2%, respectively, were recognized over time.

	Six Months Ended June 30,
	2022	2021
	(in millions)
Market Technology
Anti Financial Crime Technology	$147	$101
Marketplace Infrastructure Technology	108	116
Investment Intelligence
Market data	213	209
Index	246	209
Analytics	108	98
Corporate Platforms
Listing services	214	184
IR & ESG Services	122	112
Market Services
Transaction-based trading and clearing, net	454	483
Trade management services	171	161
Other revenues	2	24
Revenues less transaction-based expenses	$1,785	$1,697
Substantially all revenues from the Market Technology, Investment Intelligence and Corporate Platforms segments were recognized over time for the six months ended June 30, 2022 and 2021. For the six months ended June 30, 2022 and 2021 approximately 69.8% and 72.0%, respectively, of Market Services revenues were recognized at a point in time and 30.2% and 28.0%, respectively, were recognized over time.
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $15 million as of June 30, 2022 and $17 million as of December 31, 2021. The changes in the balance between periods were immaterial. We do not have obligations for warranties, returns or refunds to customers.
For the majority of our contracts with customers, except for our marketplace infrastructure technology and listings services contracts, our performance obligations range from three months to three years and there is no significant variable consideration.
Deferred revenue is the only significant contract asset or liability as of June 30, 2022. Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations. Deferred revenue primarily represents our contract liabilities related to our fees for Market Technology, Investment Intelligence, Annual and Initial Listings, and IR & ESG Services contracts. See Note 7, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.

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
The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of June 30, 2022:

	Market Technology	Analytics	IR & ESG Services	Total
	(in millions)
Remainder of 2022	$269	$34	$35	$338
2023	461	52	47	560
2024	218	27	17	262
2025	137	10	3	150
2026	84	7	—	91
2027+	137	5	—	142
Total	$1,306	$135	$102	$1,543
4. ACQUISITIONS AND DIVESTITURE
We completed the following acquisitions and divestiture in 2022 and 2021. Financial results of each transaction are included in our condensed consolidated financial statements from the date of each acquisition.
2022 Acquisition
In June 2022, we acquired Metrio, a provider of ESG data collection, analytics and reporting services based in Montreal, Canada. We plan to integrate Metrio’s SaaS platform into our suite of ESG solutions. Metrio is part of our IR & ESG business in our Corporate Platforms segment.
2021 Divestiture
In June 2021, we sold our U.S. Fixed Income business, which was part of our FICC business within our Market Services segment, to Tradeweb Markets Inc. We recognized a pre-tax gain on the sale of $84 million, net of disposal costs. The pre-tax gain was included in net gain on divestiture of business in the Condensed Consolidated Statements of Income.
In connection with this sale, we issued approximately 6.2 million shares of Nasdaq common stock. Nasdaq used the proceeds from the sale, available tax benefits and working and clearing capital of this business, as well as other sources of cash, to repurchase shares of Nasdaq common stock to reduce the impact on earnings per share dilution from the sale. To facilitate these repurchases, in June 2021, the board of directors authorized an increase to the share repurchase program. These repurchases were completed during the second quarter of 2022. See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders' Equity,” for further discussion.
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
Pro Forma Results and Acquisition-Related Costs
The condensed consolidated financial statements for the three and six months ended June 30, 2022 and 2021 include the financial results of the above acquisitions from the date of the acquisitions. Pro forma financial results have not been presented since these acquisitions were not material to our financial results.
Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The following table presents the changes in goodwill by business segment during the six months ended June 30, 2022:

(in millions)
Market Technology
Balance at December 31, 2021	$2,171
Foreign currency translation adjustments	(28)
Balance at June 30, 2022	$2,143
Investment Intelligence
Balance at December 31, 2021	$2,428
Foreign currency translation adjustments	(107)
Balance at June 30, 2022	$2,321
Corporate Platforms
Balance at December 31, 2021	$469
Goodwill acquired	40
Foreign currency translation adjustments	(22)
Balance at June 30, 2022	$487
Market Services
Balance at December 31, 2021	$3,365
Foreign currency translation adjustments	(165)
Balance at June 30, 2022	$3,200

Total
Balance at December 31, 2021	$8,433
Goodwill acquired	40
Foreign currency translation adjustments	(322)
Balance at June 30, 2022	$8,151
As of June 30, 2022, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $40 million.
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three and six months ended June 30, 2022 and 2021; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses, may result in goodwill impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	June 30, 2022	December 31, 2021
Finite-Lived Intangible Assets	(in millions)
Gross Amount
Technology	$305	$295
Customer relationships	2,009	2,050
Trade names and other	60	60
Foreign currency translation adjustment	(199)	(143)
Total gross amount	$2,175	$2,262
Accumulated Amortization
Technology	$(75)	$(54)
Customer relationships	(727)	(711)
Trade names and other	(14)	(11)
Foreign currency translation adjustment	111	81
Total accumulated amortization	$(705)	$(695)
Net Amount
Technology	$230	$241
Customer relationships	1,282	1,339
Trade names and other	46	49
Foreign currency translation adjustment	(88)	(62)
Total finite-lived intangible assets	$1,470	$1,567

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(230)	(184)
Total indefinite-lived intangible assets	$1,200	$1,246
Total intangible assets, net	$2,670	$2,813

There was no impairment of indefinite-lived intangible assets for the three and six months ended June 30, 2022 and 2021.

The following table presents our amortization expense for acquired finite-lived intangible assets:

	Three Months Ended June 30,
	2022	2021
	(in millions)
Amortization expense	$39	$40

	Six Months Ended June 30,
	2022	2021
	(in millions)
Amortization expense	$78	$76
The table below presents the estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $88 million as of June 30, 2022) of acquired finite-lived intangible assets as of June 30, 2022:

(in millions)
Remainder of 2022	$80
2023	159
2024	153
2025	151
2026	148
2027+	867
Total	$1,558
6. INVESTMENTS
The following table presents the details of our investments:

	June 30, 2022	December 31, 2021
	(in millions)
Financial investments	$161	$208
Equity method investments	$377	$363
Equity securities	$63	$67
Financial Investments
Financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $147 million as of June 30, 2022 and $162 million as of December 31, 2021, are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of June 30, 2022 and 2021, our equity method investments primarily included our 40.0% equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. No material impairments were recorded for the three and six months end June 30, 2022 and 2021.
Net income recognized from our equity interest in the earnings and losses of these equity method investments, primarily OCC, was $9 million for the three months ended June 30, 2022, $27 million for the three months ended June 30, 2021, $15 million for the six months ended June 30, 2022 and $84 million for the six months ended June 30, 2021. For the three and six months ended June 30, 2022, lower equity interest in the earnings of OCC, as compared to 2021, was primarily driven by a reduction in the clearing fee rate that OCC charges its customers, partially offset by elevated U.S. industry trading volumes.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for substantially all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, our equity securities primarily represent various strategic investments made through our corporate venture program as well as investments acquired through various acquisitions.
7. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the six months ended June 30, 2022 are reflected in the following table:

	Balance at December 31, 2021	Additions	Revenue Recognized	Adjustments	Balance at June 30, 2022
	(in millions)
Market Technology	$117	$87	$(84)	$(5)	$115
Investment Intelligence	106	82	(70)	—	118
Corporate Platforms:
Initial Listing	145	20	(30)	(2)	133
Annual Listings	2	180	(1)	(1)	180
IR & ESG Services	57	45	(39)	(1)	62
Other	21	7	(6)	(2)	20
Total	$448	$421	$(230)	$(11)	$628
In the above table:
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

As of June 30, 2022, we estimate that our deferred revenue will be recognized in the following years:

Fiscal year ended:	2022	2023	2024	2025	2026	2027+	Total
	(in millions)
Market Technology	$87	$27	$1	$—	$—	$—	$115
Investment Intelligence	87	31	—	—	—	—	118
Corporate Platforms:
Initial Listings	24	38	28	19	16	8	133
Annual Listings	180	—	—	—	—	—	180
IR & ESG Services	50	12	—	—	—	—	62
Other	6	6	5	2	1	—	20
Total	$434	$114	$34	$21	$17	$8	$628
In the above table, 2022 represents the remaining six months of 2022.
The timing of recognition of deferred revenue related to certain marketplace infrastructure technology contracts is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.
8. DEBT OBLIGATIONS
The following table presents the changes in the carrying amount of our debt obligations during the six months ended June 30, 2022:

	December 31, 2021	Additions	Payments, Foreign Currency Translation and Accretion	June 30, 2022
	(in millions)
Short-term debt:
Commercial paper	$420	$2,485	$(2,484)	$421
2022 Notes	598	—	1	599
2024 Notes	499	—	(499)	—
Total short-term debt	$1,517	$2,485	$(2,982)	$1,020
Long-term debt - senior unsecured notes:
2026 Notes	498	—	—	498
2029 Notes	676	—	(53)	623
2030 Notes	676	—	(53)	623
2050 Notes	486	—	—	486
2031 Notes	643	—	1	644
2040 Notes	644	—	—	644
2033 Notes	694	—	(54)	640
2052 Notes	—	541	—	541
2020 Credit Facility	(4)	—	1	(3)
Total long-term debt	$4,313	$541	$(158)	$4,696
Total debt obligations	$5,830	$3,026	$(3,140)	$5,716
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
In January 2022, we issued commercial paper to partially fund our ASR agreement. See “ASR Agreement,” of Note 11, “Nasdaq Stockholders' Equity." As of June 30, 2022, we had $421 million outstanding under our commercial paper program.

Senior Unsecured Notes
Our 2022 and 2040 Notes were issued at par. All of our other outstanding senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of June 30, 2022, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs, which are being accreted through interest expense over the life of the applicable notes. For our Euro denominated notes, the “Payments, Foreign Currency Translation and Accretion” column also includes the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes may be redeemed by Nasdaq at any time, subject to a make-whole amount.
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
The 2029 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $53 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the remeasurement of the 2029 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within Nasdaq's stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2022.
2030 Notes
In February 2020, Nasdaq issued the 2030 Notes, which pay interest annually at a rate of 0.875% in arrears, which began on February 13, 2021.
The 2030 Notes were designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $53 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the remeasurement of the 2030 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within Nasdaq's stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2022.
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
2033 Notes
In July 2021, Nasdaq issued the 2033 Notes, which pay interest annually in arrears, at a rate of 0.900%, beginning on July 30, 2022.
The 2033 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The decrease in the carrying amount of $54 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the remeasurement of the 2033 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within Nasdaq stockholders’ equity in the Condensed Consolidated Balance Sheets as of June 30, 2022.
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
As of June 30, 2022, no amounts were outstanding on the 2020 Credit Facility. The $(3) million balance represents unamortized debt issuance costs which are being accreted through interest expense over the life of the credit facility.
Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the LIBOR (or a successor rate to LIBOR), the base rate (as defined in the credit agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.125% to 0.350%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and six months ended June 30, 2022 and 2021.
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
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These credit facilities, in aggregate, totaled $188 million as of June 30, 2022 and $212 million as of December 31, 2021 in available liquidity, none of which was utilized. Generally, these facilities each have a one year term. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and six months ended June 30, 2022 and 2021.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of June 30, 2022, we were in compliance with the covenants of all of our debt obligations.

9. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) Plan for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. Savings plan expense included in compensation and benefits expense in the Condensed Consolidated Statements of Income was $4 million for the three months ended June 30, 2022, $3 million for the three months ended June 30, 2021, and $8 million for the six months ended June 30, 2022 and $7 million for the six months ended June 30, 2021.
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income and was $6 million for the three months ended June 30, 2022, $7 million for the three months ended June 30, 2021, $12 million for the six months ended June 30, 2022 and $13 million for the six months ended June 30, 2021.
Deferred Compensation Plan
In June 2022, we established the Nasdaq, Inc. Deferred Compensation Plan. This plan provides certain eligible employees with the opportunity to defer a portion of their annual salary and bonus up to certain approval limits. All deferrals and associated earnings are our general unsecured obligations.
10. SHARE-BASED COMPENSATION
We have a share-based compensation program for employees and non-employee directors. Share-based awards granted under this program include restricted stock (consisting of restricted stock units), PSUs and stock options. For accounting purposes, we consider PSUs to be a form of restricted stock.
Summary of Share-Based Compensation Expense
The following table presents the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2022 and 2021, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Share-based compensation expense before income taxes	$25	$24	$49	$43
Common Shares Available Under Our Equity Plan
As of June 30, 2022, we had approximately 8.9 million shares of common stock authorized for future issuance under our Equity Plan.
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
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the six months ended June 30, 2022:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value

Unvested at January 1, 2022	1,466,340	$106.16
Granted	465,704	175.98
Vested	(464,316)	89.80
Forfeited	(48,415)	119.80
Unvested at June 30, 2022	1,419,313	$133.96
As of June 30, 2022, $121 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.9 years.

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
The following weighted-average assumptions were used to determine the weighted-average fair values of the PSU awards granted under the three-year PSU program for the six months ended June 30, 2022 and 2021:

	June 30, 2022	June 30, 2021
Weighted-average risk free interest rate	2.55%	0.31%
Expected volatility	30.33%	30.11%
Weighted-average grant date share price	$181.92	$150.85
Weighted-average fair value at grant date	$190.51	$206.17
In the table above, the risk-free interest rate for periods within the expected life of the award is based on the U.S. Treasury yield curve in effect at the time of grant; and we use historic volatility for PSU awards issued under the three-year PSU program, as implied volatility data could not be obtained for all the companies in the peer groups used for relative performance measurement within the program.
In addition, the annual dividend assumption utilized in the Monte Carlo simulation model is based on Nasdaq’s dividend yield at the date of grant.
Summary of PSU Activity
The following table summarizes our PSU activity for the six months ended June 30, 2022:

	PSUs
	One-Year Program		Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at January 1, 2022	49,734	$84.03	764,124	$135.04
Granted	—	—	490,364	135.88
Vested	(2,075)	84.18	(578,614)	97.70
Forfeited	(759)	84.18	(23,067)	149.66
Unvested at June 30, 2022	46,900	$84.02	652,807	$168.25
In the table above, the granted amount under the three year program reflects additional awards granted based on overachievement of performance parameters.

As of June 30, 2022, $1 million of total unrecognized compensation cost related to the one-year PSU program is expected to be recognized over a weighted-average period of 1.0 year. For the three-year PSU program, $62 million of total unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.5 years.
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
The fair value of stock options are estimated using the Black-Scholes option-pricing model. These options expire 10 years after the date of grant. There were no stock option awards granted for the six months ended June 30, 2021.
A summary of stock option activity for the six months ended June 30, 2022 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2021	268,817	$66.68	5.0	$39
Granted	204,624	202.46
Outstanding at June 30, 2022	473,441	$125.36	6.7	$23
Exercisable at June 30, 2022	268,817	$66.68	4.5	$23
The net cash proceeds from the exercise of 24,409 stock options for the six months ended June 30, 2021 was $1 million.
As of June 30, 2022, the aggregate pre-tax intrinsic value of the outstanding and exercisable stock options in the above table was $23 million and represents the difference between our closing stock price on June 30, 2022 of $152.54 and the exercise price, times the number of shares that would have been received by the option holders had the option holders exercised their stock options on that date. This amount can change based on the fair market value of our common stock. As of June 30, 2021, 0.3 million outstanding stock options were exercisable and the weighted-average exercise price was $66.68.
The total pre-tax intrinsic value of stock options exercised was $3 million for the six months ended June 30, 2021.
ESPP
We have an ESPP under which approximately 4.1 million shares of our common stock were available for future issuance as of June 30, 2022. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees, which totaled $3 million for both the three months ended June 30, 2022 and 2021 and $5 million for both the six months ended June 30, 2022 and 2021.
11. NASDAQ STOCKHOLDERS' EQUITY
Common Stock
As of June 30, 2022, 300,000,000 shares of our common stock were authorized, 170,888,738 shares were issued and 163,734,534 shares were outstanding. As of December 31, 2021, 300,000,000 shares of our common stock were authorized, 173,418,939 shares were issued and 166,679,635 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 7,154,204 shares of common stock in treasury as of June 30, 2022 and 6,739,304 shares as of December 31, 2021, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As discussed in “2021 Divestiture,” of Note 4, “Acquisitions and Divestiture,” in June 2021, our board of directors authorized an increase to our share repurchase program to an aggregate authorized amount of $1.5 billion. As of June 30, 2022, the remaining aggregate authorized amount under the existing share repurchase program was $293 million.
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

The following is a summary of our share repurchase activity, excluding the repurchases done through our ASR agreement described below, reported based on settlement date, for the six months ended June 30, 2022:

Six Months Ended June 30, 2022
Number of shares of common stock repurchased	1,821,865
Average price paid per share	$168.78
Total purchase price (in millions)	$308
In the table above, the number of shares of common stock repurchased excludes an aggregate of 414,900 shares withheld upon the vesting of restricted stock and PSUs for the six months ended June 30, 2022.
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.
ASR Agreement
In January 2022, we entered into an ASR agreement to repurchase $325 million of common stock. We received a total delivery of 1,876,387 shares of common stock and completed the ASR program during the first quarter of 2022.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of June 30, 2022 and December 31, 2021, no shares of preferred stock were issued or outstanding.
Stock Split
In April 2022, we announced our plan to seek shareholder and SEC approval for an increase in the number of authorized shares of common stock in order to effect a 3-for-1 stock split of the Company’s common stock in the form of a stock dividend. In June 2022, we received the necessary approvals. In July 2022, our board of directors approved and declared the stock split in the form of a stock dividend. The record date for the stock dividend is August 12, 2022, with a distribution date of August 26, 2022 and we expect trading to begin on a split-adjusted basis on August 29, 2022.
Cash Dividends on Common Stock
During the first six months of 2022, our board of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 26, 2022	$0.54	March 11, 2022	$88	March 25, 2022
April 20, 2022	0.60	June 10, 2022	98	June 24, 2022
			$186
The total amount paid of $186 million was recorded in retained earnings within Nasdaq's stockholders' equity in the Condensed Consolidated Balance Sheets at June 30, 2022.
In July 2022, the board of directors approved a regular quarterly cash dividend of $0.20 per share on our outstanding common stock. On a split-adjusted basis, the dividend is economically equivalent to the pre-split quarterly dividend of $0.60 per share on our outstanding common stock paid in the preceding quarter. The dividend is payable on September 30, 2022 to shareholders of record at the close of business on September 16, 2022. The estimated amount of this dividend is $98 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the intention to provide stockholders with regular and increasing dividends as earnings and cash flows increase.

12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2022	2021
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$307	$341
Denominator:
Weighted-average common shares outstanding for basic earnings per share	164,078,459	164,085,819
Weighted-average effect of dilutive securities:
Employee equity awards	1,448,250	2,352,338
Weighted-average common shares outstanding for diluted earnings per share	165,526,709	166,438,157
Basic and diluted earnings per share:
Basic earnings per share	$1.87	$2.08
Diluted earnings per share	$1.85	$2.05

	Six Months Ended June 30,
	2022	2021
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$590	$639
Denominator:
Weighted-average common shares outstanding for basic earnings per share	164,560,607	164,395,991
Weighted-average effect of dilutive securities:
Employee equity awards	1,824,138	2,367,405
Weighted-average common shares outstanding for diluted earnings per share	166,384,745	166,763,396
Basic and diluted earnings per share:
Basic earnings per share	$3.59	$3.89
Diluted earnings per share	$3.55	$3.83
In the table above, employee equity awards from our PSU program, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for both the three and six months ended June 30, 2022 and 2021.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

	June 30, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$132	$132	$—	$—
Swedish mortgage bonds	20	—	20	—
Commercial paper	9	—	9	—
Total assets at fair value	$161	$132	$29	$—

	December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$144	$144	$—	$—
Corporate debt securities	20	—	20	—
State-owned enterprises and municipal securities	11	—	11	—
Swedish mortgage bonds	21	—	21	—
Time deposits	12	—	12	—
Total assets at fair value	$208	$144	$64	$—
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

We also consider our debt obligations to be financial instruments. As of June 30, 2022, the majority of our debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2020 Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. As of June 30, 2022, we had no outstanding borrowings under our 2020 Credit Facility. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program. As of June 30, 2022, we had $421 million outstanding under our commercial paper program. The fair value of our debt obligations utilizing discounted cash flow analyses for our floating rate debt, and prevailing market rates for our fixed rate debt was $4.8 billion as of June 30, 2022 and $5.9 billion as of December 31, 2021. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. The fair value of our commercial paper as of June 30, 2022 approximated the carrying value since the rates of interest on this short-term debt approximated market rates. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of June 30, 2022 and December 31, 2021, there were no non-financial assets measured at fair value on a non-recurring basis.
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
In December 2018, the SFSA initiated a review of Nasdaq Clearing. In January 2021, the SFSA issued a warning combined with an administrative fine of approximately $29 million (SEK 300 million) to Nasdaq Clearing based on its review. Nasdaq Clearing appealed the SFSA´s decision to the Administrative Court. In December 2021, the court rejected Nasdaq Clearing’s appeal and upheld the decision of the SFSA. In January 2022, Nasdaq Clearing appealed this decision to the Administrative Court of Appeal, with the next hearing date set for October 2022. While we continue to firmly believe in the merit of our appeal, due to the recent decision by the Administrative Court, we have determined it is appropriate to record an accrual for the full amount of the administrative fine issued by the SFSA. The charge was included in regulatory expense in our Consolidated Statements of Income for the year ended December 31, 2021.

Default Fund Contributions and Margin Deposits
As of June 30, 2022, clearing member default fund contributions and margin deposits were as follows:

	June 30, 2022
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$763	$115	$878
Margin deposits	7,925	8,063	15,988
Total	$8,688	$8,178	$16,866
Of the total default fund contributions of $878 million, Nasdaq Clearing can utilize $782 million as capital resources in the event of a counterparty default. The remaining balance of $96 million pertains to member posted surplus balances.
Our clearinghouse holds material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits.
Clearing member cash contributions are maintained in demand deposits held at central banks and large, highly rated financial institutions or secured through direct investments, primarily central bank certificates and highly rated European government debt securities with original maturities primarily 1 year or less, reverse repurchase agreements and multilateral development bank debt securities. Investments in reverse repurchase agreements range in maturity from 1 day to 15 days and are secured with highly rated government securities and multilateral development banks. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements.
Nasdaq Clearing has invested the total cash contributions of $8,688 million as of June 30, 2022 and $5,911 million as of December 31, 2021, in accordance with its investment policy as follows:

	June 30, 2022	December 31, 2021
	(in millions)
Demand deposits	$6,869	$3,061
Central bank certificates	900	2,013
Restricted cash and cash equivalents	$7,769	$5,074
European government debt securities	447	414
Reverse repurchase agreements	282	152
Multilateral development bank debt securities	190	271
Investments	$919	$837
Total	$8,688	$5,911
In the preceding table, the change from December 31, 2021 to June 30, 2022 includes currency translation adjustments of $657 million for restricted cash and cash equivalents and $120 million for investments.
For the six months ended June 30, 2022 and 2021 investments related to default funds and margin deposits, net includes purchases of investment securities of $17,539 million and $20,419 million, respectively, and proceeds from sales and redemptions of investment securities of $17,337 million and $20,329 million, respectively.
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
Default Fund Contributions
Required contributions to the default funds are proportional to the exposures of each clearing member. When a clearing member is active in more than one market, contributions must be made to all markets’ default funds in which the member is active. Clearing members’ eligible contributions may include cash and non-cash contributions. Cash contributions received are maintained in demand deposits held at central banks and large, highly rated financial institutions or invested by Nasdaq Clearing, in accordance with its investment policy, either in central bank certificates, highly rated government debt securities, reverse repurchase agreements with highly rated government debt securities as collateral, or multilateral development bank debt securities. Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing. Clearing members’ cash contributions are included in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria approved by Nasdaq Clearing. Non-cash contributions are pledged assets that are not recorded in the Condensed Consolidated Balance Sheets as Nasdaq Clearing does not take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or non-cash contributions. Assets pledged are held at a nominee account in Nasdaq Clearing’s name for the benefit of the clearing members and are immediately accessible by Nasdaq

Clearing in the event of a default. In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of June 30, 2022, Nasdaq Clearing committed capital totaling $123 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of June 30, 2022.
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
Liability Waterfall
The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral and default fund contribution would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:
•junior capital contributed by Nasdaq Clearing, which totaled $40 million as of June 30, 2022;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis; and

•fully segregated senior capital for each specific market contributed by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $21 million as of June 30, 2022.
If additional funds are needed after utilization of the liability waterfall, or if part of the waterfall has been utilized and needs to be replenished, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.
In addition to the capital held to withstand counterparty defaults described above, Nasdaq Clearing also has committed capital of $62 million to ensure that it can handle an orderly wind-down of its operation, and that it is adequately protected against investment, operational, legal, and business risks.
Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative contracts outstanding prior to netting:

June 30, 2022
(in millions)
Commodity and seafood options, futures and forwards	$1,097
Fixed-income options and futures	1,969
Stock options and futures	226
Index options and futures	74
Total	$3,366
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
Derivative Contracts Cleared
The following table presents the total number of derivative contracts cleared through Nasdaq Clearing for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Commodity and seafood options, futures and forwards	182,341	312,002
Fixed-income options and futures	12,287,280	12,185,338
Stock options and futures	8,980,694	10,607,666
Index options and futures	23,463,638	17,970,912
Total	44,913,953	41,075,918
In the table above, the total volume in cleared power related to commodity contracts was 250 Terawatt hours (TWh) and 456 TWh for the six months ended June 30, 2022 and 2021, respectively.
Resale and Repurchase Agreements Contracts Outstanding and Cleared
The outstanding contract value of resale and repurchase agreements was $3.0 billion as of June 30, 2022 and the total number of resale and repurchase agreements contracts cleared was 3,117,583 for the six months ended June 30, 2022.
15. LEASES
We have operating leases which are primarily real estate leases predominantly for our U.S. and European headquarters, data centers and for general office space. The following table provides supplemental balance sheet information related to Nasdaq's operating leases:

Leases	Balance Sheet Classification	June 30, 2022	December 31, 2021
		(in millions)
Assets:
Operating lease assets	Operating lease assets	$462	$366

Liabilities:
Current lease liabilities	Other current liabilities	$56	$37
Non-current lease liabilities	Operating lease liabilities	470	386
Total lease liabilities		$526	$423

The following table summarizes Nasdaq's lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)
Operating lease cost	$19	$21	$38	$44
Variable lease cost	8	6	16	13
Sublease income	(1)	(1)	(2)	(2)
Total lease cost	$26	$26	$52	$55
In the table above, operating lease costs include short-term lease cost, which was immaterial.
The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded in our Condensed Consolidated Balance Sheets.

June 30, 2022
(in millions)
Remainder of 2022	$37
2023	70
2024	68
2025	54
2026	51
2027+	359
Total lease payments	639
Less: interest	(113)
Present value of lease liabilities	$526
In the table above, interest is calculated using the interest rate for each lease. Present value of lease liabilities include the current portion of $56 million.
Total lease payments in the table above exclude $44 million of legally binding minimum lease payments for a lease signed but not yet commenced.
The following table provides information related to Nasdaq's lease term and discount rate:

June 30, 2022
Weighted-average remaining lease term (in years)	10.9

Weighted-average discount rate	3.5%
The following table provides supplemental cash flow information related to Nasdaq's operating leases:

	Six Months Ended June 30,
	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$28	$37

Lease assets obtained in exchange for operating lease liabilities	$126	$35
16. INCOME TAXES
Income Tax Provision
The following table presents our income tax provision and effective tax rate:

	Three Months Ended
	June 30, 2022	June 30, 2021
	(in millions)
Income tax provision	$90	$113
Effective tax rate	22.7%	24.9%

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in millions)
Income tax provision	$182	$210
Effective tax rate	23.6%	24.7%
The lower effective tax rate for both the three and six months ended June 30, 2022 was primarily due to the income tax effect on geographic mix of earnings and higher tax benefit from vested share-based awards in the U.S. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
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

17. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $4 million as of June 30, 2022 and $5 million December 31, 2021. As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $188 million as of June 30, 2022 and $212 million as of December 31, 2021 in available liquidity, none of which was utilized.
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

CFTC Matter
In June 2022, NASDAQ Futures, Inc. (“NFX”), a non-operational, wholly-owned subsidiary of Nasdaq, received a telephonic “Wells Notice” from the staff of the CFTC relating to certain alleged potential violations by NFX of provisions of the Commodity Exchange Act and CFTC rules thereunder during the period beginning July 2015 through October 2018. The Wells Notice informed NFX that the CFTC staff has made, subject to consideration of NFX’s response, a preliminary determination to recommend that the CFTC authorize an enforcement action against NFX in connection with its former futures exchange business. Nasdaq sold NFX’s futures exchange business to a third-party in November 2019, including the portfolio of open interest in NFX contracts. During 2020, all remaining open interest in NFX contracts was migrated to other exchanges and NFX ceased operation. NFX plans to contest the staff’s positions in its response to the Wells Notice. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. Accordingly, we are unable to reasonably estimate any potential loss or range of loss, and therefore, we have not accrued for a loss contingency.
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

The following table presents certain information regarding our business segments for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
Market Technology	(in millions)
Total revenues	$131	$117
Operating income	16	17
Investment Intelligence
Total revenues	283	261
Operating income	186	169
Corporate Platforms
Total revenues	168	149
Operating income	78	62
Market Services
Total revenues	969	874
Transaction-based expenses	(659)	(566)
Revenues less transaction-based expenses	310	308
Operating income	200	200
Corporate Items
Total revenues	1	11
Operating loss	(68)	(72)
Consolidated
Total revenues	$1,552	$1,412
Transaction-based expenses	(659)	(566)
Revenues less transaction-based expenses	$893	$846
Operating income	$412	$376
The following table presents certain information regarding our business segments for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Market Technology	(in millions)
Total revenues	$255	$217
Operating income	20	15
Investment Intelligence
Total revenues	567	516
Operating income	369	333
Corporate Platforms
Total revenues	336	296
Operating income	152	122
Market Services
Total revenues	1,927	2,010
Transaction-based expenses	(1,302)	(1,366)
Revenues less transaction-based expenses	625	644
Operating income	401	428
Corporate Items
Total revenues	2	24
Operating loss	(125)	(157)
Consolidated
Total revenues	$3,087	$3,063
Transaction-based expenses	(1,302)	(1,366)
Revenues less transaction-based expenses	$1,785	$1,697
Operating income	$817	$741
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

•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. Management does not consider merger and strategic initiatives expense for the purpose of evaluating the performance of our segments or their managers or when making decisions to allocate resources. Therefore, we believe performance measures excluding merger and strategic initiatives expense provide management with a useful representation of our segments' ongoing activity in each period.
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
•Revenues and expenses - divested/contributed businesses: We have included in corporate items the revenues and expenses of our U.S. Fixed Income business, which was previously included in our Market Services and Investment Intelligence results. See “2021 Divestiture,” of Note 4, “Acquisitions and Divestiture,” for further discussion of this divestiture. Additionally, other revenues related to a transitional services agreement associated with a divested business are included in corporate items. Also included are the revenues and expenses associated with the NPM business, which we contributed in July 2021 to a standalone, independent company, of which we own the largest minority interest together with a consortium of third-party financial institutions. Prior to July 2021, these revenues were previously included in our Corporate Platforms results.
•Other items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. For the three and six months ended June 30, 2022, other items primarily include a loss on extinguishment of debt.
The above charges are recorded in general, administrative and other expense, unless otherwise noted, in our Condensed Consolidated Statements of Income.
The following table summarizes our Corporate Items:

	Three Months Ended June 30,
	2022	2021
	(in millions)
Revenues - divested/contributed businesses	$1	$11
Expenses:
Amortization expense of acquired intangible assets	$39	$40
Merger and strategic initiatives expense	12	12
Restructuring charges	—	21
Extinguishment of debt	16	—
Expenses - divested/contributed businesses	—	5
Other	2	5
Total expenses	69	83
Operating loss	$(68)	$(72)

	Six Months Ended June 30,
	2022	2021
	(in millions)
Revenues - divested/contributed businesses	$2	$24
Expenses:
Amortization expense of acquired intangible assets	78	76
Merger and strategic initiatives expense	27	57
Restructuring charges	—	31
Extinguishment of debt	16	—
Expenses - divested/contributed businesses	—	10
Other	6	7
Total expenses	127	181
Operating loss	$(125)	$(157)
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

The following table presents a summary of the 2019 restructuring plan charges in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2021 which primarily consisted of consulting services, asset impairment charges primarily related to capitalized software that was retired, and accelerated depreciation expense on certain assets as a result of a decrease in their useful life.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in millions)
Asset impairment charges and accelerated depreciation expense	$3	$4
Consulting services	14	19
Severance and employee-related costs	1	1
Other	3	7
Total restructuring charges	$21	$31

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
Second Quarter 2022 and Recent Developments
Dividends on Common Stock
•    For the three months ended June 30, 2022, we returned $98 million to shareholders through dividend payments.
•    In June 2022, the Company’s shareholders, and the SEC, approved the Company’s proposed charter amendment to increase the number of authorized shares of common stock. In July 2022, the charter was amended and the board of directors approved and declared a 3-for-1 stock split in the form of a stock dividend on each share of common stock. Trading on a split-adjusted basis is expected to take place on August 29, 2022.
•    In July 2022, the board of directors approved a regular quarterly cash dividend of $0.20 per share on our outstanding common stock. On a split-adjusted basis, the dividend is economically equivalent to the pre-split quarterly dividend of $0.60 per share on our outstanding common stock paid in the preceding quarter.
Share Repurchase Program
•In second quarter of 2022, we repurchased 1,086,000 shares of common stock for an aggregate of $166 million.
•As of June 30, 2022, the remaining amount authorized for repurchases under our share repurchase program was $293 million.
Corporate Highlights
•Our Index business continued to experience strong net inflows of $71 billion over the last 12 months and the number of contracts traded on futures and options on futures tracking Nasdaq indexes increased 64% year over year.
•The Nasdaq Stock Market led U.S. exchanges for IPOs during the second quarter of 2022. The Nasdaq Stock Market IPO win rate was 88% in the second quarter of 2022, including 38 IPOs representing $2.8 billion in capital raised. There were 22 operating company and 16 special purpose acquisition company IPOs during the period.
•Nasdaq led all exchanges in total multiply-listed options traded and set a record for the number of shares traded during the 2022 Russell U.S. indexes reconstitution. In the second quarter and first six months of 2022, Nasdaq led all exchanges during the period in total volume traded for multiply-listed equity options. Nasdaq achieved a record day for rebalancing Nasdaq listed securities in the annual Russell reconstitution, with 3.31 billion shares representing $63.8 billion, executed in 2.04 seconds.
•Market Technology new order intake totaled $102 million in the second quarter of 2022, with nearly 60% coming from new customers, including a client agreement with Climate Impact X to leverage Nasdaq’s Marketplace Services Platform.

Financial Summary
The following tables summarize our financial performance for the three and six months ended June 30, 2022 when compared to the same periods in 2021. The comparability of our results of operations between reported periods is impacted by the acquisition of Verafin in February 2021 and the divestiture of our U.S. Fixed Income business in June 2021, which was part of our FICC business within our Market Services segment, as well as the contribution of our NPM business in July 2021 to a standalone, independent company, of which we own the largest minority interest, together with a consortium of third-party financial institutions. See “2021 Divestiture,” and “2021 Acquisition,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$893	$846	5.6%
Operating expenses	481	470	2.3%
Operating income	412	376	9.6%
Net income attributable to Nasdaq	$307	$341	(10.0)%
Diluted earnings per share	$1.85	$2.05	(9.8)%
Cash dividends declared per common share	$0.60	$0.54	11.1%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$1,785	$1,697	5.2%
Operating expenses	968	956	1.3%
Operating income	817	741	10.3%
Net income attributable to Nasdaq	$590	$639	(7.7)%
Diluted earnings per share	$3.55	$3.83	(7.3)%
Cash dividends declared per common share	$1.14	$1.03	10.7%

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
The following chart summarizes our quarterly annualized SaaS revenues for our Solutions Segments, which is comprised of the Market Technology, Investment Intelligence and Corporate Platforms segments, for the second quarter of 2022 and 2021 (in millions):
Segment Operating Results
The following table presents our revenues by segment, transaction-based expenses for our Market Services segment and total revenues less transaction-based expenses:

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Market Technology	$131	$117	12.0%
Investment Intelligence	283	261	8.4%
Corporate Platforms	168	149	12.8%
Market Services	969	874	10.9%
Other revenues	1	11	(90.9)%
Total revenues	$1,552	$1,412	9.9%
Transaction rebates	(529)	(517)	2.3%
Brokerage, clearance and exchange fees	(130)	(49)	165.3%
Total revenues less transaction-based expenses	$893	$846	5.6%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Market Technology	$255	$217	17.5%
Investment Intelligence	567	516	9.9%
Corporate Platforms	336	296	13.5%
Market Services	1,927	2,010	(4.1)%
Other revenues	2	24	(91.7)%
Total revenues	3,087	3,063	0.8%
Transaction rebates	(1,111)	(1,170)	(5.0)%
Brokerage, clearance and exchange fees	(191)	(196)	(2.6)%
Total revenues less transaction-based expenses	$1,785	$1,697	5.2%

The following charts present our Market Technology, Investment Intelligence, Corporate Platforms and Market Services segments as a percentage of our total revenues, less transaction-based expenses.
Percentage of Revenues Less Transaction-based Expenses by Segment for the:

MARKET TECHNOLOGY
The following tables present revenues and key drivers from our Market Technology segment:

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Anti Financial Crime Technology	$75	$58	29.3%
Marketplace Infrastructure Technology	56	59	(5.1)%
Total Market Technology	$131	$117	12.0%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Anti Financial Crime Technology	$147	$101	45.5%
Marketplace Infrastructure Technology	108	116	(6.9)%
Total Market Technology	$255	$217	17.5%

	Three Months Ended June 30,
	2022	2021
	(in millions)
Order intake (in millions)	$102	$119
ARR	451	428
Quarterly annualized SaaS revenues	312	268
	Six Months Ended June 30,
	2022	2021
	(in millions)
Order intake	$150	$160
In the tables above, order intake is the total contract value of orders signed during the period, excluding Verafin. ARR and SaaS revenues include Verafin.
Anti Financial Crime Technology Revenues
Anti-financial crime technology revenues increased in both the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to increased demand for fraud and anti-money laundering and surveillance solutions.
Marketplace Infrastructure Technology Revenues
Marketplace infrastructure technology revenues decreased in both the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to the unfavorable impact of changes in foreign exchange rates and the successful completion of a significant long-term contract, partially offset by growth in SaaS revenues.
INVESTMENT INTELLIGENCE
The following tables present revenues and key drivers from our Investment Intelligence segment:

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Market Data	$105	$104	1.0%
Index	124	107	15.9%
Analytics	54	50	8.0%
Total Investment Intelligence	$283	$261	8.4%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Market Data	$213	$209	1.9%
Index	246	209	17.7%
Analytics	108	98	10.2%
Total Investment Intelligence	$567	$516	9.9%

	As of or Three Months Ended June 30,
	2022	2021
Number of licensed ETPs	374	359
TTM Change in Period End ETP AUM tracking Nasdaq indexes (in billions)
Beginning balance	$415	$272
Net (depreciation) appreciation	(90)	113
Net impact of ETP sponsor switches	(75)	(17)
Net inflows	71	47
Ending balance	$321	$415
ARR (in millions)	$586	$547
Quarterly annualized SaaS revenues (in millions)	$215	$192
In the table above, TTM represents trailing twelve months.
Market Data Revenues
Market data revenues increased in both the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to an increase in proprietary data revenues driven by higher international demand, partially offset by an unfavorable impact from changes in foreign exchange rates.
Index Revenues
Index revenues increased in both the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to higher licensing revenues from futures trading linked to the Nasdaq-100 Index. The increase in the first six months of 2022 also reflects higher licensing revenues resulting from higher average AUM in ETPs linked to Nasdaq indexes.

Analytics Revenues
Analytics revenues increased in both the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to the growth in our eVestment platform driven by new sales and strong net retention.
CORPORATE PLATFORMS
The following tables present revenues and key drivers from our Corporate Platforms segment:

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Listing Services	$107	$93	15.1%
IR & ESG Services	61	56	8.9%
Total Corporate Platforms	$168	$149	12.8%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Listing Services	$214	$184	16.3%
IR & ESG Services	122	112	8.9%
Total Corporate Platforms	$336	$296	13.5%

	As of or Three Months Ended June 30,
	2022	2021
IPOs
The Nasdaq Stock Market	38	135
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	17	62
Total new listings
The Nasdaq Stock Market	84	192
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	25	72
Number of listed companies
The Nasdaq Stock Market	4,269	3,817
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,260	1,152
ARR (in millions)	$586	$509
Quarterly annualized SaaS revenues (in millions)	$152	$144

	As of or Six Months Ended June 30,
	2022	2021
IPOs
The Nasdaq Stock Market	108	410
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	30	86
Total new listings
The Nasdaq Stock Market	194	511
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	44	104
In the tables above:
•The Nasdaq Stock Market new listings include IPOs, including issuers that switched from other listing venues and separately listed ETPs. For the three months ended June 30, 2022 and 2021, IPOs included 16 and 47 SPACs, respectively. For the six months ended June 30, 2022 and 2021, IPOs included 59 and 243 SPACs, respectively.
•Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic new listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.
•Number of total listed companies on The Nasdaq Stock Market at period end includes 465 ETPs as of June 30, 2022 and 419 ETPs as of June 30, 2021.
•Number of total listed companies on the exchanges that comprise Nasdaq Nordic and Nasdaq Baltic represents companies listed on these exchanges and companies on the alternative markets of Nasdaq First North.

Listing Services Revenues
Listing services revenues increased in both the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to an increase in the overall number of listed companies.
IR & ESG Services Revenues
IR & ESG Services revenues increased in both the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to increased sales and higher retention rates. Growth in revenues reflect higher adoption across the breadth of investor relations and newer ESG advisory and reporting offerings as well as an increase in the number of corporate issuer clients.
MARKET SERVICES
Equity Derivative Trading and Clearing Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our Equity Derivative Trading and Clearing business:

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Equity Derivative Trading and Clearing Revenues	$324	$364	(11.0)%
Transaction-based expenses:
Transaction rebates	(206)	(255)	(19.2)%
Brokerage, clearance and exchange fees	(15)	(6)	150.0%
Equity derivative trading and clearing revenues less transaction-based expenses	$103	$103	—%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Equity Derivative Trading and Clearing Revenues	$674	$785	(14.1)%
Transaction-based expenses:
Transaction rebates	(438)	(550)	(20.4)%
Brokerage, clearance and exchange fees	(21)	(26)	(19.2)%
Equity derivative trading and clearing revenues less transaction-based expenses	$215	$209	2.9%
In the tables above, brokerage, clearance and exchange fees includes Section 31 fees of $14 million in the second quarter of 2022, $5 million in the second quarter of 2021, $20 million in the first six months of 2022 and $22 million in the first six months of 2021. Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded in transaction-based expenses.

	Three Months Ended June 30,
	2022	2021
U.S. equity options
Total industry average daily volume (in millions)	36.7	34.6
Nasdaq PHLX matched market share	11.7%	12.7%
The Nasdaq Options Market matched market share	8.2%	8.4%
Nasdaq BX Options matched market share	2.1%	1.1%
Nasdaq ISE Options matched market share	5.4%	6.1%
Nasdaq GEMX Options matched market share	2.4%	6.1%
Nasdaq MRX Options matched market share	1.6%	1.5%
Total matched market share executed on Nasdaq’s exchanges	31.4%	35.9%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	277,008	262,890

	Six Months Ended June 30,
	2022	2021
U.S. equity options
Total industry average daily volume (in millions)	38.3	37.3
Nasdaq PHLX matched market share	11.6%	12.8%
The Nasdaq Options Market matched market share	8.3%	8.1%
Nasdaq BX Options matched market share	2.1%	0.9%
Nasdaq ISE Options matched market share	5.6%	7.0%
Nasdaq GEMX Options matched market share	2.4%	6.0%
Nasdaq MRX Options matched market share	1.7%	1.4%
Total matched market share executed on Nasdaq’s exchanges	31.7%	36.2%
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	322,390	311,016
In the tables above, Nasdaq Nordic and Nasdaq Baltic total average daily volume of options and futures contracts include Finnish option contracts traded on Eurex for which Nasdaq and Eurex have a revenue sharing arrangement.

Equity derivative trading and clearing revenues decreased in both the second quarter and first six months of 2022 compared with the same periods in 2021. The decrease in the second quarter of 2022 was primarily due to lower U.S. matched market share executed on Nasdaq's exchanges, partially offset by a higher gross capture rate and higher Section 31 pass-through fee revenue. The decrease for the first six months of 2022 was primarily due to lower U.S. matched market share executed on Nasdaq's exchanges and lower gross capture rate, partially offset by higher U.S. and European industry trading volumes.
Equity derivative trading and clearing revenues less transaction-based expenses remained flat in the second quarter of 2022 compared with the same period in 2021 primarily due to higher net capture rates and higher U.S. and European industry trading volumes, offset by lower U.S. matched market share executed on Nasdaq's exchanges and the unfavorable impact of the changes in foreign exchange rates. Equity derivative trading and clearing revenues less transaction-based expenses increased in the first six months of 2022 compared with the same period in 2021 primarily due to higher net capture rates and higher U.S. and European industry trading volumes, partially offset by lower U.S. matched market share executed on Nasdaq's exchanges.
Section 31 fees are recorded as equity derivative trading and clearing revenues with a corresponding amount recorded as brokerage, clearance and exchange fees in the Condensed Consolidated Statements of Income. In the U.S., we are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value traded. Since the amount recorded in revenues is equal to the amount recorded as brokerage, clearance and exchange fees, there is no impact on our revenues less transaction-based expenses. Section 31 fees increased in the second quarter of 2022 compared with same period in 2021 primarily due to higher average SEC fee rates, following the increase in SEC 31 fee rates in May 2022. Section 31 fees decreased in the first six months of 2022 compared with same period in 2021 primarily due to lower average SEC fee rates, following the decrease in SEC 31 fee rates in February 2021.
Transaction rebates, in which we credit a portion of the execution charge to the market participant, decreased in both the second quarter and first six months of 2022 compared with the same periods in 2021. The decrease in the second quarter of 2022 was primarily due to lower overall U.S. matched market share executed on Nasdaq's exchanges and lower volumes, partially offset by a higher rebate capture rate. The decrease in the first six months of 2022 was primarily due to lower overall U.S. matched market share executed on Nasdaq's exchanges and lower rebate capture rate, partially offset by higher U.S. and European industry trading volumes.
Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity Trading business:

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Cash Equity Trading Revenues	$546	$415	31.6%
Transaction-based expenses:
Transaction rebates	(323)	(262)	23.3%
Brokerage, clearance and exchange fees	(115)	(43)	167.4%
Cash equity trading revenues less transaction-based expenses	$108	$110	(1.8)%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Cash Equity Trading Revenues	$1,056	$1,033	2.2%
Transaction-based expenses:
Transaction rebates	(673)	(620)	8.5%
Brokerage, clearance and exchange fees	(170)	(170)	—%
Cash equity trading revenues less transaction-based expenses	$213	$243	(12.3)%
In the tables above, brokerage, clearance and exchange fees includes Section 31 fees of $108 million in the second quarter of 2022, $36 million in the second quarter of 2021, $156 million in the first six months of 2022 and $151 million in the first six months of 2021. Section 31 fees are recorded as cash equity trading revenues with a corresponding amount recorded in transaction-based expenses.

	Three Months Ended June 30,
	2022	2021
Total U.S.-listed securities
Total industry average daily share volume (in billions)	12.6	10.6
Matched share volume (in billions)	139.0	114.2
The Nasdaq Stock Market matched market share	16.5%	15.8%
Nasdaq BX matched market share	0.5%	0.7%
Nasdaq PSX matched market share	0.8%	0.7%
Total matched market share executed on Nasdaq’s exchanges	17.8%	17.2%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	34.3%	35.3%
Total market share	52.1%	52.5%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	948,874	1,019,162
Total average daily value of shares traded (in billions)	$5.7	$6.6
Total market share executed on Nasdaq’s exchanges	72.2%	77.3%

	Six Months Ended June 30,
	2022	2021
Total U.S.-listed securities
Total industry average daily share volume (in billions)	12.7	12.6
Matched share volume (in billions)	281.2	266.8
The Nasdaq Stock Market matched market share	16.4%	15.8%
Nasdaq BX matched market share	0.5%	0.6%
Nasdaq PSX matched market share	0.8%	0.7%
Total matched market share executed on Nasdaq’s exchanges	17.7%	17.1%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	33.9%	35.3%
Total market share	51.6%	52.4%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	1,043,461	1,056,726
Total average daily value of shares traded (in billions)	$6.4	$6.8
Total market share executed on Nasdaq’s exchanges	72.6%	77.9%
In the tables above, total market shares includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.
Cash equity trading revenues increased in the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to higher U.S. industry trading volumes and higher U.S. matched market share executed on Nasdaq's exchanges, partially offset by lower U.S. gross capture rate, lower European market share and the unfavorable impact of changes in foreign exchange rates.
Cash equity trading revenues less transaction-based expenses decreased in the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to lower U.S. net capture rate, lower European market share and the unfavorable impact of changes in foreign exchange rates, partially offset by higher U.S. industry volumes and higher U.S. matched market share executed on Nasdaq's exchanges. The decrease in cash equity trading revenues was also due to higher transaction rebates.
Similar to equity derivative trading and clearing, in the U.S. we record Section 31 fees as cash equity trading revenues with a corresponding amount recorded as brokerage, clearance and exchange fees in the Condensed Consolidated Statements of Income. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Since the amount recorded as revenues is equal to the amount recorded as brokerage, clearance and exchange fees, there is no impact on our revenues less transaction-based expenses. Section 31 fees increased in the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to higher average SEC fee rates.
Transaction rebates increased in the second quarter and the first six months of 2022 compared with the same periods in 2021. For The Nasdaq Stock Market and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The increase was primarily due to higher US industry volumes, higher U.S. matched market share executed on Nasdaq's exchanges and a higher rebate capture rate.

FICC Revenues
The following tables present revenues from our FICC business:

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
FICC Revenues	$12	$14	(14.3)%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
FICC Revenues	$26	$31	(16.1)%
FICC revenues decreased in the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to the unfavorable impact of changes in foreign exchange rates. FICC revenues also decreased in the first six months of 2022 due to lower commodities products revenues.
Trade Management Services Revenues
The following tables present revenues and key drivers from our Trade Management Services business:

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Trade Management Services Revenues	$87	$81	7.4%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Trade Management Services Revenues	$171	$161	6.2%

	Three Months Ended June 30,
	2022	2021
	(in millions)
ARR	$342	$320
Trade management services revenues increased in the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to higher demand for connectivity and infrastructure services.
OTHER REVENUES
For the three and six months ended June 30, 2021, other revenues include the revenues associated with our U.S. Fixed Income business, which was sold in June 2021. Prior to the sale date, these revenues were included in our Market Services and Investment Intelligence segments. See “2021 Divestiture,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion of this divestiture. Additionally, other revenues include revenues associated with the NPM business which we contributed in July 2021 to a standalone, independent company, of which we own the largest minority interest, together with a consortium of third-party financial institutions. Prior to July 2021, these revenues were included in our Corporate Platforms segment. For the three and six months ended June 30, 2022, other revenues were related to a transitional services agreement associated with a divested business.

EXPENSES
Operating Expenses
The following tables present our operating expenses:

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Compensation and benefits	$247	$231	6.9%
Professional and contract services	29	38	(23.7)%
Computer operations and data communications	50	46	8.7%
Occupancy	25	26	(3.8)%
General, administrative and other	34	12	183.3%
Marketing and advertising	11	9	22.2%
Depreciation and amortization	65	68	(4.4)%
Regulatory	8	7	14.3%
Merger and strategic initiatives	12	12	—%
Restructuring charges	—	21	(100.0)%
Total operating expenses	$481	$470	2.3%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Compensation and benefits	$501	$470	6.6%
Professional and contract services	64	65	(1.5)%
Computer operations and data communications	101	90	12.2%
Occupancy	52	55	(5.5)%
General, administrative and other	55	24	129.2%
Marketing and advertising	21	19	10.5%
Depreciation and amortization	132	131	0.8%
Regulatory	15	14	7.1%
Merger and strategic initiatives	27	57	(52.6)%
Restructuring charges	—	31	(100.0)%
Total operating expenses	$968	$956	1.3%
The increase in compensation and benefits expense in both the second quarter and first six months of 2022 compared with the same periods in 2021 was primarily driven by continued investment in employees to drive growth and inflationary pressures, partially offset by a favorable impact from foreign exchange rates.
Headcount increased to 6,214 employees as of June 30, 2022 from 5,696 as of June 30, 2021 primarily due to growth in various businesses.
Professional and contract services expense decreased in both the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to a decrease in legal fees.
Computer operations and data communications expense increased in both the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to higher software costs related to new cloud initiatives.
Occupancy expense decreased in both the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to a favorable impact from foreign exchange rates.
General, administrative and other expense increased in both the second quarter and first six months of 2022 compared with the same periods in 2021 due to debt extinguishment costs following the repayment of our 2024 Notes and higher travel costs.
Depreciation and amortization expense decreased for the second quarter of 2022 compared with the same period in 2021 due to a favorable impact from foreign exchange rates. Depreciation and amortization expense remained relatively flat in the first six months of 2022 compared with the same period in 2021.
Regulatory expense remained relatively flat in the second quarter and first six months of 2022 compared with the same periods in 2021.
Merger and strategic initiatives expense remained relatively flat in the second quarter of 2022 compared with the same period in 2021 and decreased in the first six months of 2022 compared with the same period in 2021 due to acquisition costs associated with the Verafin transaction that occurred in the first quarter of 2021. We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years, which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs and will vary based on the size and frequency of the activities described above.
See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of our 2019 restructuring plan and charges associated with this plan.

Non-operating Income and Expenses
The following table presents our non-operating income and expenses:

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Interest expense	(32)	(33)	(3.0)%
Net gain on divestiture of business	—	84	(100.0)%
Other income	8	—	N/M
Net income from unconsolidated investees	9	27	(66.7)%
Total non-operating income (expenses)	$(15)	$78	(119.2)%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Interest income	$1	$1	—%
Interest expense	(64)	(62)	3.2%
Net interest expense	(63)	(61)	3.3%
Net gain on divestiture of business	—	84	(100.0)%
Other income	2	1	100.0%
Net income from unconsolidated investees	15	84	(82.1)%
Total non-operating income (expenses)	$(46)	$108	(142.6)%
_______
N/M Not meaningful.
The following table presents our interest expense:

	Three Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Interest expense on debt	$30	$30	—%
Accretion of debt issuance costs and debt discount	1	2	(50.0)%
Other fees	1	1	—%
Interest expense	$32	$33	(3.0)%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Interest expense on debt	$59	$57	3.5%
Accretion of debt issuance costs and debt discount	4	4	—%
Other fees	1	1	—%
Interest expense	$64	$62	3.2%

Interest expense remained relatively flat in the second quarter of 2022 compared with the same period in 2021 and slightly increased in the first six months of 2022 compared with the same period in 2021 primarily due to the issuance of the 2052 Notes in the first quarter of 2022 and the repayment of the 2024 Notes in the second quarter of 2022. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
The net gain on divestiture of business in the second quarter and first six months of 2021 relates to the sale of our U.S. Fixed Income business, which was part of our FICC business within our Market Services segment, to Tradeweb. We recognized a pre-tax gain on the sale of $84 million, net of disposal costs. See “2021 Divestiture,” of Note 4, “Acquisitions and Divestiture,” to the condensed consolidated financial statements for further discussion.
Other income increased in both the second quarter and first six months of 2022 compared with the same periods in 2021 primarily due to gains from strategic investments related to our corporate venture program.
Net income from unconsolidated investees decreased in both the second quarter and first six months of 2022 compared with the same period in 2021 primarily due to a decrease in income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Tax Matters
The following table presents our income tax provision and effective tax rate:

	Three Months Ended June 30,		Percentage Change
	2022	2021
	($ in millions)
Income tax provision	$90	$113	(20.4)%
Effective tax rate	22.7%	24.9%

	Six Months Ended June 30,		Percentage Change
	2022	2021
	(in millions)
Income tax provision	$182	$210	(13.3)%
Effective tax rate	23.6%	24.7%
For further discussion of our tax matters, see Note 16, “Income Taxes,” to the condensed consolidated financial statements.

NON-GAAP FINANCIAL MEASURES
In addition to disclosing results determined in accordance with U.S. GAAP, we also provide non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share. Management uses this non-GAAP information internally, along with U.S. GAAP information, in evaluating our performance and in making financial and operational decisions. We believe our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparisons of our ongoing operating performance.
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
We understand that analysts and investors regularly rely on non-GAAP financial measures, such as non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share, to assess operating performance. We use non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share because they highlight trends more clearly in our business that may not otherwise be apparent when relying solely on U.S. GAAP financial measures, since these measures eliminate from our results specific financial items that have less bearing on our ongoing operating performance. We believe that excluding the following items from the non-GAAP net income attributable to Nasdaq provides a more meaningful analysis of Nasdaq’s ongoing operating performance and comparisons in Nasdaq’s performance between periods:
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. These expenses primarily include integration costs, as well as legal, due diligence and other third-party transaction costs.
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
•Other items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. For the three and six months ended June 30, 2022, other items primarily include a loss on extinguishment of debt. For the three and six months ended June 30, 2021, other items primarily include a net gain on divestiture of businesses, which primarily represents our pre-tax net gain of $84 million on the sale of our U.S. Fixed Income business.
•Significant tax items: The non-GAAP adjustment to the income tax provision for the three and six months ended June 30, 2022 and 2021 primarily includes the tax impact of each non-GAAP adjustment.

The following tables present reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended June 30,
	2022	2021
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$307	$341
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	39	40
Merger and strategic initiatives expense	12	12
Restructuring charges	—	21
Net income from unconsolidated investee	(9)	(26)
Extinguishment of debt	16	—
Net gain on divestiture of business	—	(84)
Other	(8)	5
Total non-GAAP adjustments	50	(32)
Total non-GAAP tax adjustments	(15)	7
Total non-GAAP adjustments, net of tax	35	(25)
Non-GAAP net income attributable to Nasdaq	$342	$316

U.S. GAAP effective tax rate	22.7%	24.9%
Total adjustments from non-GAAP tax rate	0.8%	0.2%
Non-GAAP effective tax rate	23.5%	25.1%

Weighted-average common shares outstanding for diluted earnings per share	165.5	166.4

U.S. GAAP diluted earnings per share	$1.85	$2.05
Total adjustments from non-GAAP net income	0.22	(0.15)
Non-GAAP diluted earnings per share	$2.07	$1.90

	Six Months Ended June 30,
	2022	2021
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$590	$639
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	78	76
Merger and strategic initiatives expense	27	57
Restructuring charges	—	31
Net income from unconsolidated investee	(14)	(83)
Extinguishment of debt	16	—
Net gain on divestiture of business	—	(84)
Other	2	7
Total non-GAAP adjustments	109	4
Total non-GAAP tax adjustments	(29)	—
Total non-GAAP adjustments, net of tax	80	4
Non-GAAP net income attributable to Nasdaq	$670	$643

U.S. GAAP effective tax rate	23.6%	24.7%
Total adjustments from non-GAAP tax rate	0.4%	(0.1)%
Non-GAAP effective tax rate	24.0%	24.6%

Weighted-average common shares outstanding for diluted earnings per share	166.4	166.8

U.S. GAAP diluted earnings per share	$3.55	$3.83
Total adjustments from non-GAAP net income	0.48	0.02
Non-GAAP diluted earnings per share	$4.03	$3.85
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

The value of various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, the current portion of long-term debt, and commercial paper, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $(653) million as of June 30, 2022, compared with $(449) million as of December 31, 2021, a decrease of $204 million. The decrease was primarily due to increases in deferred revenue, Section 31 fees payable to SEC and other current liabilities and a decrease in other current assets and financial investments, partially offset by a decrease in accrued personnel costs and increases in receivables, net and cash and cash equivalents.
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
The following table summarizes our financial assets:

	June 30, 2022	December 31, 2021
	(in millions)
Cash and cash equivalents	$454	$393
Financial investments	161	208
Total financial assets	$615	$601
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of June 30, 2022, our cash and cash equivalents of $454 million were primarily invested in money market funds, commercial paper and bank deposits. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of June 30, 2022 increased $61 million from December 31, 2021.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $277 million as of June 30, 2022 and $266 million as of December 31, 2021. The remaining balance held in the U.S. totaled $177 million as of June 30, 2022 and $127 million as of December 31, 2021.
Unremitted earnings of certain subsidiaries outside of the U.S. are used to finance our international operations and are considered to be indefinitely reinvested.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Six Months Ended June 30,		Percentage Change
	2022	2021
Net cash provided by (used in):	(in millions)
Operating activities	$980	$467	109.9%
Investing activities	(244)	(2,525)	(90.3)%
Financing activities	2,703	(609)	(543.8)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(682)	(108)	531.5%
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	2,757	(2,775)	(199.4)%
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	5,496	5,979	(8.1)%
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$8,253	$3,204	157.6%
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$454	$390	16.4%
Restricted cash and cash equivalents	30	40	(25.0)%
Restricted cash and cash equivalents (default funds and margin deposits)	7,769	2,774	180.1%
Total	$8,253	$3,204	157.6%
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
Net Cash Provided by Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as: depreciation and amortization expense of property and equipment; amortization expense of acquired finite-lived intangible assets; expense associated with share-based compensation; deferred income taxes; expense associated with extinguishment of debt; and net income from unconsolidated investees.

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
Net cash provided by operating activities increased $513 million for the six months ended June 30, 2022 compared with the same period in 2021. The increase was primarily driven by cash payments made in the second quarter of 2021 related to the acquisition of Verafin, including a tax obligation paid on behalf of Verafin of $221 million and a cash payment of $102 million, the release of which is subject to certain employment-related conditions over three years following the closing of the acquisition of Verafin as well as an increase in Section 31 fees payable to SEC due to higher SEC fee rates in 2022. The remaining change was primarily due to other fluctuations in our working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2022 primarily related to net purchases of investments related to default funds and margin deposits of $202 million, purchases of property and equipment of $77 million and $41 million cash used for acquisitions, net of cash and cash equivalents acquired, partially offset by proceeds of $55 million from other investing activities and net proceeds from sales and redemptions of securities of $21 million.
Net cash used in investing activities for the six months ended June 30, 2021 primarily related to $2,430 million of cash used for acquisitions, net of cash and cash equivalents acquired of $221 million which was utilized to satisfy an acquisition-related tax obligation on behalf of Verafin, net purchases of investments related to default funds and margin deposits of $90 million, $81 million of purchases of property and equipment, other investing activities of $67 million and payments of $47 million of net purchases of securities, partially offset by proceeds from divestiture of business, net of cash divested $190 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2022 primarily related to a net increase in default funds and margin deposits of $3,554 million, proceeds of $541 million from the issuances of long-term-debt, partially offset by $499 million extinguishment of our 2024 Notes, $325 million of repurchases of common stock pursuant to the ASR agreement, $308 million in other repurchases of common stock and $186 million of dividend payments to our shareholders.
Net cash provided by financing activities for the six months ended June 30, 2021 primarily related to $410 million in repurchases of common stock, a decrease in default funds and margin deposits of $229 million and $169 million of dividend payments to our shareholders, partially offset by $221 million of proceeds from issuances of commercial paper, net.
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
Financial Investments
Our financial investments totaled $161 million as of June 30, 2022 and $208 million as of December 31, 2021. Of these securities, $147 million as of June 30, 2022 and $162 million as of December 31, 2021 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of June 30, 2022, our required regulatory capital of $123 million was comprised of highly rated European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, NFSTX, LLC, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of June 30, 2022, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $22 million, substantially all of which is held in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of June 30, 2022, our required regulatory capital of $35 million was primarily invested in European government debt securities, European mortgage bonds and Icelandic government bonds that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses, which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of June 30, 2022, other required regulatory capital of $9 million was primarily related to Nasdaq Central Securities Depository and is included in restricted cash in the Condensed Consolidated Balance Sheets.
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
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends paid per common share on our outstanding common stock:

	2022	2021
First quarter	$0.54	$0.49
Second quarter	0.60	0.54
Total	$1.14	$1.03
See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	June 30, 2022	December 31, 2021
		(in millions)
Short-term debt:
Commercial paper		$421	$420
2022 Notes	December 2022	599	598
2024 Notes	June 2024	—	499
Total short-term debt		$1,020	$1,517
Long-term debt - senior unsecured notes:
2020 Credit Facility	December 2025	(3)	(4)
2026 Notes	June 2026	498	498
2029 Notes	March 2029	623	676
2030 Notes	February 2030	623	676
2031 Notes	January 2031	644	643
2033 Notes	July 2033	640	694
2040 Notes	December 2040	644	644
2050 Notes	April 2050	486	486
2052 Notes	March 2052	541	—
Total long-term debt		$4,696	$4,313
Total debt obligations		$5,716	$5,830
In the table above, the 2024 Notes were reclassified to short-term debt as of March 31, 2022, and were repaid in April 2022.
In addition to the 2020 Credit Facility, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These credit facilities, which are available in multiple currencies, totaled $188 million as of June 30, 2022 and $212 million as of December 31, 2021 in available liquidity, none of which was utilized.
As of June 30, 2022, we were in compliance with the covenants of all of our debt obligations.
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
Financial Investments
As of June 30, 2022, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. If market interest rates were to increase immediately and uniformly by a hypothetical 100 basis points from levels as of June 30, 2022, the fair value of this portfolio would have declined by $4 million.
Debt Obligations
As of June 30, 2022, the majority of our debt obligations were fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 8, “Debt Obligations,” to the condensed consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2020 Credit Facility, as this facility has a variable interest rate. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program, which have variable interest rates. As of June 30, 2022, we had principal amounts outstanding of $421 million of commercial paper and no amounts outstanding under our 2020 Credit Facility. A hypothetical 100 basis points increase in interest rates on our outstanding commercial paper would increase our annual interest expense by approximately $4 million based on borrowings as of June 30, 2022.
We may utilize interest rate swap agreements to achieve a desired mix of variable and fixed rate debt.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and six months ended June 30, 2022 is presented in the following tables:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months End June 30, 2022
Average foreign currency rate to the U.S. dollar	1.065	0.102	#	N/A	N/A
Percentage of revenues less transaction-based expenses	6.1%	5.4%	4.1%	84.4%	100.0%
Percentage of operating income	9.6%	(3.3)%	(9.8)%	103.5%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(5)	$(5)	$(4)	$—	$(14)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(1)	$(4)	$—	$(9)

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Six Months Ended June 30, 2022
Average foreign currency rate to the U.S. dollar	1.093	0.104	#	N/A	N/A
Percentage of revenues less transaction-based expenses	6.2%	5.7%	4.3%	83.8%	100.0%
Percentage of operating income	9.6%	(2.5)%	(10.0)%	102.9%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(11)	$(10)	$(8)	$—	$(29)
Impact of a 10% adverse currency fluctuation on operating income	$(8)	$(2)	$(8)	$—	$(18)
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
Our primary exposure to net assets in foreign currencies as of June 30, 2022 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$2,971	$297
British Pound	159	16
Norwegian Krone	148	15
Canadian Dollar	157	16
Australian Dollar	109	11
Euro	50	5
In the table above, Swedish Krona includes goodwill of $2,196 million and intangible assets, net of $513 million.
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
Changes in internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, if any, see “Legal and Regulatory Matters - Litigation,” of Note 17, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements, which is incorporated herein by reference.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in our most recent Form 10-K and Quarterly Report on Form 10-Q for the quarter ended March 31, 2022. These risks could materially and adversely affect our business, financial condition and results of operations. These risks and uncertainties are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. As of the date of this Form 10-Q, there have been no material changes to the risk factors described in our most recent Form 10-K, as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
Share Repurchase Program
See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended June 30, 2022:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2022
Share repurchase program	173,104	$163.28	173,104	$431
Employee transactions	106,717	$188.71	N/A	N/A
May 2022
Share repurchase program	906,973	$151.17	906,973	$293
Employee transactions	170	$148.12	N/A	N/A
June 2022
Share repurchase program	5,923	$153.59	5,923	$293
Employee transactions	345	$150.53	N/A	N/A
Total Quarter Ended June 30, 2022
Share repurchase program	1,086,000	$153.11	1,086,000	$293
Employee transactions	107,232	$188.52	N/A	N/A
In the preceding table:
•N/A - Not applicable.
•See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
•Employee transactions represents shares surrendered to us to satisfy tax withholding obligations arising from the vesting of restricted stock and PSUs previously issued to employees.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number
3.1	Certificate of Amendment to Nasdaq’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on July 20, 2022).

10.1	Form of Nasdaq Restricted Stock Unit Award Certificate (employees)*

10.2	Form of Nasdaq Restricted Stock Unit Award Certificate (directors)*.

10.3	Form of Nasdaq Three-Year Performance Share Unit Agreement*.

10.4	Nasdaq, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 16, 2022).

10.5	Employment Agreement by and between Nasdaq, Inc. and Bradley J. Peterson, dated June 22, 2022*.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101	The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Income for the three and six months end June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months end June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months end June 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows for the six months end June 30, 2022 and 2021; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
* Management contract or compensatory plan or arrangement.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	President and Chief Executive Officer
Date:	August 3, 2022

By:	/s/ Ann M. Dennison
Name:	Ann M. Dennison
Title:	Executive Vice President and Chief Financial Officer
Date:	August 3, 2022