Form 10-Q
period 2023-03-31
NASDAQ, INC.
filed 2023-05-04
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2023
Common Stock, $0.01 par value per share	490,766,832	shares

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
2020 Credit Facility: $1.25 billion senior unsecured revolving credit facility, which was amended and restated by the 2022 Credit Facility
2022 Credit Facility: $1.25 billion senior unsecured revolving credit facility, which matures on December 16, 2027
2026 Notes: $500 million aggregate principal amount of 3.85% senior unsecured notes due June 30, 2026
2029 Notes: €600 million aggregate principal amount of 1.75% senior unsecured notes due March 28, 2029
2030 Notes: €600 million aggregate principal amount of 0.875% senior unsecured notes due February 13, 2030
2031 Notes: $650 million aggregate principal amount of 1.650% senior unsecured notes due January 15, 2031
2033 Notes: €615 million aggregate principal amount of 0.900% senior unsecured notes due July 30, 2033
2040 Notes: $650 million aggregate principal amount of 2.500% senior unsecured notes due December 21, 2040
2050 Notes: $500 million aggregate principal amount of 3.25% senior unsecured notes due April 28, 2050
2052 Notes: $550 million aggregate principal amount of 3.950% senior unsecured notes due March 7, 2052
ARR: Annualized Recurring Revenue
ASR: Accelerated Share Repurchase
AUM: Assets Under Management
CCP: Central Counterparty
CFTC: Commodity Futures Trading Commission
Equity Plan: Nasdaq Equity Incentive Plan
ESG: Environmental, Social and Governance
EMIR: European Market Infrastructure Regulation
ESPP: Nasdaq Employee Stock Purchase Plan
ETF: Exchange Traded Fund
ETP: Exchange Traded Product
Exchange Act: Securities Exchange Act of 1934, as amended
FINRA: Financial Industry Regulatory Authority
IPO: Initial Public Offering
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
This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs is based on data generated internally by us; therefore, the data may not be comparable to other publicly-available
IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes issuers that switched from other listing venues, closed-end funds and ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges and Nasdaq First North also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and the "Risk Factors" section in our Form 10-K for the fiscal year ended December 31, 2022 that was filed with the SEC on February 23, 2023.
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
Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are more fully described in the "Risk Factors" section in our Form 10-K filed with the SEC on February 23, 2023. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$373	$502
Restricted cash and cash equivalents	57	22
Default funds and margin deposits (including restricted cash and cash equivalents of $6,412 and $6,470, respectively)	7,055	7,021
Financial investments	197	181
Receivables, net	666	677
Other current assets	192	201
Total current assets	8,540	8,604
Property and equipment, net	529	532
Goodwill	8,103	8,099
Intangible assets, net	2,545	2,581
Operating lease assets	427	444
Other non-current assets	631	608
Total assets	$20,775	$20,868

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$183	$185
Section 31 fees payable to SEC	125	243
Accrued personnel costs	157	243
Deferred revenue	664	357
Other current liabilities	173	122
Default funds and margin deposits	7,055	7,021
Short-term debt	347	664
Total current liabilities	8,704	8,835
Long-term debt	4,762	4,735
Deferred tax liabilities, net	463	456
Operating lease liabilities	442	452
Other non-current liabilities	225	226
Total liabilities	14,596	14,704

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 512,113,066 at March 31, 2023 and 513,157,630 at December 31, 2022; shares outstanding: 489,851,097 at March 31, 2023 and 491,592,491 at December 31, 2022	5	5
Additional paid-in capital	1,312	1,445
Common stock in treasury, at cost: 22,261,969 shares at March 31, 2023 and 21,565,139 shares at December 31, 2022	(555)	(515)
Accumulated other comprehensive loss	(2,006)	(1,991)
Retained earnings	7,411	7,207
Total Nasdaq stockholders’ equity	6,167	6,151
Noncontrolling interests	12	13
Total equity	6,179	6,164
Total liabilities and equity	$20,775	$20,868
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Market Platforms	$1,032	$1,039
Capital Access Platforms	416	419
Anti-Financial Crime	84	72
Other revenues	1	5
Total revenues	1,533	1,535
Transaction-based expenses:
Transaction rebates	(487)	(581)
Brokerage, clearance and exchange fees	(132)	(62)
Revenues less transaction-based expenses	914	892
Operating expenses:
Compensation and benefits	256	254
Professional and contract services	32	35
Computer operations and data communications	54	50
Occupancy	39	27
General, administrative and other	14	21
Marketing and advertising	9	10
Depreciation and amortization	69	67
Regulatory	9	8
Merger and strategic initiatives	2	15
Restructuring charges	18	—
Total operating expenses	502	487
Operating income	412	405
Interest income	6	—
Interest expense	(36)	(32)
Other expense	—	(6)
Net income from unconsolidated investees	14	7
Income before income taxes	396	374
Income tax provision	95	91
Net income	301	283
Net loss attributable to noncontrolling interests	1	1
Net income attributable to Nasdaq	$302	$284
Per share information:
Basic earnings per share	$0.62	$0.57
Diluted earnings per share	$0.61	$0.57
Cash dividends declared per common share	$0.20	$0.18

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Net income	$301	$283
Other comprehensive loss:
Foreign currency translation losses	(21)	(68)
Income tax benefit (expense)(1)	6	(15)
Foreign currency translation, net	(15)	(83)

Comprehensive income	286	200
Comprehensive loss attributable to noncontrolling interests	1	1
Comprehensive income attributable to Nasdaq	$287	$201
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on Euro denominated notes.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in millions)

	Three Months Ended March 31,
	2023		2022
	Shares	$	Shares	$
Common stock	492	5	500	5

Additional paid-in capital
Beginning balance		1,445		1,949
Share repurchase program	(3)	(159)	(2)	(142)
ASR agreement	—	—	(6)	(325)
Share-based compensation	2	26	2	25
Ending balance		1,312		1,507

Common stock in treasury, at cost
Beginning balance		(515)		(437)
Other employee stock activity	(1)	(40)	(1)	(52)
Ending balance		(555)		(489)

Accumulated other comprehensive loss
Beginning balance		(1,991)		(1,587)
Other comprehensive loss		(15)		(83)
Ending balance		(2,006)		(1,670)

Retained earnings
Beginning balance		7,207		6,465
Net income attributable to Nasdaq		302		284
Cash dividends declared per common share		(98)		(89)
Ending balance		7,411		6,660

Total Nasdaq stockholders’ equity		6,167		6,013

Noncontrolling interests
Beginning balance		13		10
Net activity related to noncontrolling interests		(1)		(1)
Ending balance		12		9

Total Equity	490	$6,179	493	$6,022

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$301	$283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69	67
Share-based compensation	26	25
Deferred income taxes	12	17
Non-cash restructuring charges	12	—
Net income from unconsolidated investees	(14)	(7)
Other reconciling items included in net income	16	9
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	10	(39)
Other assets	7	14
Accounts payable and accrued expenses	(10)	8
Section 31 fees payable to SEC	(118)	(9)
Accrued personnel costs	(86)	(82)
Deferred revenue	300	292
Other liabilities	40	27
Net cash provided by operating activities	565	605
Cash flows from investing activities:
Purchases of securities	(198)	(102)
Proceeds from sales and redemptions of securities	184	76
Purchases of property and equipment	(40)	(35)
Investments related to default funds and margin deposits, net(1)	(89)	(372)
Other investing activities	10	43
Net cash used in investing activities	(133)	(390)
Cash flows from financing activities:
Repayments of commercial paper, net	(317)	(420)
Proceeds from issuances of debt, net of issuance costs	—	541
Repurchases of common stock	(159)	(142)
ASR agreement	—	(325)
Dividends paid	(98)	(89)
Payments related to employee shares withheld for taxes	(40)	(52)
Default funds and margin deposits	2	856
Other financing activities	(1)	(1)
Net cash provided by (used in) financing activities	(613)	368
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	29	(164)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(152)	419
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	6,994	5,496
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$6,842	$5,915
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$373	$486
Restricted cash and cash equivalents	57	31
Restricted cash and cash equivalents (default funds and margin deposits)	6,412	5,398
Total	$6,842	$5,915
Supplemental Disclosure Cash Flow Information
Interest paid	$37	$23
Income taxes paid, net of refund	$18	$29
__________________________
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
In September 2022, we announced our planned launch of a new digital assets business to power the digital asset ecosystem. Nasdaq’s offering is subject to regulatory approval in applicable jurisdictions. Our Trading Services business also includes our carbon removal offering through Puro.earth, a Finnish-based leading carbon crediting platform, in which Nasdaq holds a majority stake.
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
As of March 31, 2023, there were 4,163 total listings on The Nasdaq Stock Market, including 539 ETPs. The combined market capitalization was approximately $22.2 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,250 listed companies with a combined market capitalization of approximately $2.0 trillion.
Our Index business develops and licenses Nasdaq-branded indexes and financial products. We also license cash-settled options, futures and options on futures on our indexes. As of March 31, 2023, 387 ETPs listed on 26 exchanges in over 20 countries tracked a Nasdaq index and accounted for $366 billion in AUM.
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
Anti-Financial Crime
Our Anti-Financial Crime segment provides cloud-based anti-financial crime management solutions to help financial institutions detect, investigate, and report money laundering and financial fraud. Our Anti-Financial Crime segment also includes Nasdaq Trade Surveillance, a SaaS solution designed for brokers and other market participants to assist them in complying with market rules, regulations and internal market surveillance policies, and Nasdaq Market Surveillance, a market surveillance solution for markets and regulators.
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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Market Platforms
Trading Services, net	$267	$264
Marketplace Technology	146	132
Capital Access Platforms
Data & Listing Services	186	182
Index	110	122
Workflow & Insights	120	115
Anti-Financial Crime	84	72
Other revenues	1	5
Revenues less transaction-based expenses	$914	$892
Substantially all revenues from the Capital Access Platforms and Anti-Financial Crime segments as well as our Marketplace Technology business were recognized over time for the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023 and 2022 approximately 93.2% and 93.9%, respectively, of Trading Services revenues were recognized at a point in time and 6.8% and 6.1%, respectively, were recognized over time.
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $15 million as of March 31, 2023 and December 31, 2022. There were no material upward or downward adjustments to the allowance during the three months ended March 31, 2023. We do not have obligations for warranties, returns or refunds to customers.
For the majority of our contracts with customers, except for our market technology and listing services contracts, our performance obligations range from three months to three years and there is no significant variable consideration.
Deferred revenue is the only significant contract asset or liability as of March 31, 2023. Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations. Deferred revenue primarily represents our contract liabilities related to our fees for Annual and Initial Listings, Workflow & Insights, Market Technology and Anti-Financial Crime contracts. See Note 7, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.

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
The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of March 31, 2023:

	Market Technology	Anti-Financial Crime	Workflow & Insights	Total
	(in millions)
Remainder of 2023	$145	$306	$110	$561
2024	163	267	97	527
2025	133	109	42	284
2026	97	36	13	146
2027	59	10	9	78
2028+	74	6	1	81
Total	$671	$734	$272	$1,677
4. ACQUISITION
2022 Acquisition
In June 2022, we acquired Metrio, a provider of ESG data collection, analytics and reporting services based in Montreal, Canada. We plan to integrate Metrio’s SaaS platform into our suite of ESG solutions. Metrio is part of our Workflow & Insight business in our Capital Access Platforms segment.
Pro Forma Results and Acquisition-Related Costs
The condensed consolidated financial statements for the three months ended March 31, 2023 include the financial results of the above acquisition from the date of the acquisition. Pro forma financial results have not been presented since this acquisition was not material to our financial results.
Acquisition-related costs for the transaction described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.

5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The following table presents the changes in goodwill by business segment during the three months ended March 31, 2023:

(in millions)
Market Platforms
Balance at December 31, 2022	$2,912
Foreign currency translation adjustments	(1)
Balance at March 31, 2023	$2,911
Capital Access Platforms
Balance at December 31, 2022	$4,178
Foreign currency translation adjustments	6
Balance at March 31, 2023	$4,184
Anti-Financial Crime
Balance at December 31, 2022	$1,009
Foreign currency translation adjustments	(1)
Balance at March 31, 2023	$1,008

Total
Balance at December 31, 2022	$8,099
Foreign currency translation adjustments	4
Balance at March 31, 2023	$8,103
As of March 31, 2023, the amount of goodwill that is expected to be deductible for tax purposes in future periods is $35 million.
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three months ended March 31, 2023 and 2022; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses may result in goodwill impairment charges in the future.
Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	March 31, 2023	December 31, 2022
Finite-Lived Intangible Assets	(in millions)
Gross Amount
Technology	$304	$304
Customer relationships	2,005	2,005
Trade names and other	58	60
Foreign currency translation adjustment	(210)	(209)
Total gross amount	$2,157	$2,160
Accumulated Amortization
Technology	$(108)	$(97)
Customer relationships	(806)	(778)
Trade names and other	(16)	(17)
Foreign currency translation adjustment	123	120
Total accumulated amortization	$(807)	$(772)
Net Amount
Technology	$196	$207
Customer relationships	1,199	1,227
Trade names and other	42	43
Foreign currency translation adjustment	(87)	(89)
Total finite-lived intangible assets	$1,350	$1,388

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(235)	(237)
Total indefinite-lived intangible assets	$1,195	$1,193
Total intangible assets, net	$2,545	$2,581

There was no impairment of indefinite-lived intangible assets for the three months ended March 31, 2023 and 2022.

The following table presents our amortization expense for acquired finite-lived intangible assets:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Amortization expense	$38	$40
The table below presents the estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $87 million as of March 31, 2023) of acquired finite-lived intangible assets as of March 31, 2023:

(in millions)
Remainder of 2023	$119
2024	153
2025	151
2026	148
2027	147
2028+	719
Total	$1,437
6. INVESTMENTS
The following table presents the details of our investments:

	March 31, 2023	December 31, 2022
	(in millions)
Financial investments	$197	$181
Equity method investments	401	390
Equity securities	83	86
Financial Investments
Financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $126 million as of March 31, 2023 and $161 million as of December 31, 2022, are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of March 31, 2023 and 2022, our equity method investments primarily included our 40.0% equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. No impairments were recorded for the three months ended March 31, 2023 and 2022.
Net income recognized from our equity interest in the earnings and losses of these equity method investments, primarily OCC, was $14 million and $7 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, higher equity interest in the earnings of OCC, as compared to 2022, was primarily driven by elevated U.S. industry trading volumes, partially offset by a reduction in the clearing fee rate that OCC charges its customers.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for substantially all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the three months ended March 31, 2023 and 2022. As of March 31, 2023 and December 31, 2022, our equity securities primarily represent various strategic investments made through our corporate venture program as well as investments acquired through various acquisitions.
7. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the three months ended March 31, 2023 are reflected in the following table:

	Balance at December 31, 2022	Additions	Revenue Recognized	Adjustments	Balance at March 31, 2023
	(in millions)
Market Platforms:
Market Technology	$29	$18	$(17)	$—	$30
Capital Access Platforms:
Initial Listings	116	6	(10)	—	112
Annual Listings	2	272	(1)	(1)	272
Workflow & Insights	172	93	(72)	—	193
Anti-Financial Crime	108	51	(44)	—	115
Other	21	11	(6)	—	26
Total	$448	$451	$(150)	$(1)	$748
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

As of March 31, 2023, we estimate that our deferred revenue will be recognized in the following years:

Fiscal year ended:	2023	2024	2025	2026	2027	2028+	Total
	(in millions)
Market Platforms:
Market Technology	$29	$1	$—	$—	$—	$—	$30
Capital Access Platforms:
Initial Listings	31	31	22	17	9	2	112
Annual Listings	272	—	—	—	—	—	272
Workflow & Insights	177	16	—	—	—	—	193
Anti-Financial Crime	105	10	—	—	—	—	115
Other	15	6	4	1	—	—	26
Total	$629	$64	$26	$18	$9	$2	$748
In the above table, 2023 represents the remaining nine months of 2023.
The timing of recognition of deferred revenue related to certain market technology contracts is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts. As such, as it relates to market technology revenues, the timing represents our best estimate.
8. DEBT OBLIGATIONS
The following table presents the changes in the carrying amount of our debt obligations during the three months ended March 31, 2023:

	December 31, 2022	Additions	Payments, Foreign Currency Translation and Accretion	March 31, 2023
	(in millions)
Short-term debt:
Commercial paper	$664	$565	$(882)	$347
Long-term debt - senior unsecured notes:
2026 Notes	498	—	—	498
2029 Notes	637	—	9	646
2030 Notes	637	—	8	645
2050 Notes	486	—	1	487
2031 Notes	644	—	—	644
2040 Notes	644	—	—	644
2033 Notes	653	—	9	662
2052 Notes	541	—	—	541
2022 Credit Facility	(5)	—	—	(5)
Total long-term debt	$4,735	$—	$27	$4,762
Total debt obligations	$5,399	$565	$(855)	$5,109
The long-term debt senior unsecured notes in the table above, and discussion below, are listed based on their issuance date.
Commercial Paper Program
Our U.S. dollar commercial paper program is supported by our 2022 Credit Facility, which provides liquidity support for the repayment of commercial paper issued through this program. See “2022 Credit Facility” below for further discussion. The effective interest rate of commercial paper issuances fluctuates as short term interest rates and demand fluctuate. The fluctuation of these rates may impact our interest expense. As of March 31, 2023, we had $347 million outstanding under our commercial paper program.

Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other outstanding senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of March 31, 2023, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs, which are being accreted through interest expense over the life of the applicable notes. For our Euro denominated notes, the “Payments, Foreign Currency Translation and Accretion” column also includes the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes may be redeemed by Nasdaq at any time, subject to a make-whole amount.
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
The 2029 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $9 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the remeasurement of the 2029 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within Nasdaq's stockholders’ equity in the Condensed Consolidated Balance Sheets as of March 31, 2023.
2030 Notes
In February 2020, Nasdaq issued the 2030 Notes, which pay interest annually at a rate of 0.875% per annum until February 13, 2030.
The 2030 Notes were designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $8 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the remeasurement of the 2030 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within Nasdaq's stockholders’ equity in the Condensed Consolidated Balance Sheets as of March 31, 2023.
2050 Notes
In April 2020, Nasdaq issued the 2050 Notes, which pay interest semi-annually at a rate of 3.25% per annum until April 28, 2050. Such rate may vary with Nasdaq's debt rating, to the extent Nasdaq is downgraded below investment grade, up to a rate not to exceed 5.25%.
2022, 2031 and 2040 Notes
In December 2020, Nasdaq issued the 2022, 2031 and 2040 Notes. The net proceeds were used to partially fund the acquisition of Verafin. In December 2022, the 2022 Notes were repaid in full.
2031 Notes
The 2031 Notes pay interest semi-annually at a rate of 1.650% per annum until January 15, 2031. Such interest rate may vary with Nasdaq's debt rating, to the extent Nasdaq is downgraded below investment grade, up to a rate not to exceed 3.65%.
2040 Notes
The 2040 Notes pay interest semi-annually at a rate of 2.500% per annum until December 21, 2040. Such interest rate may vary with Nasdaq's debt rating, to the extent Nasdaq is downgraded below investment grade, up to a rate not to exceed 4.50%.
2033 Notes
In July 2021, Nasdaq issued the 2033 Notes, which pay interest annually in arrears, at a rate of 0.900% per annum until July 30, 2033.
The 2033 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. The increase in the carrying amount of $9 million noted in the “Payments, Foreign Currency Translation and Accretion” column in the table above primarily reflects the remeasurement of the 2033 Notes into U.S. dollars and is recorded in accumulated other comprehensive loss within Nasdaq stockholders’ equity in the Condensed Consolidated Balance Sheets as of March 31, 2023.

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
As of March 31, 2023, no amounts were outstanding on the 2022 Credit Facility. The $(5) million balance represents unamortized debt issuance costs which are being accreted through interest expense over the life of the credit facility.
Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR (or a successor rate to SOFR), the base rate (as defined in the 2022 credit agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.100% to 0.250%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three months ended March 31, 2023 and 2022.
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
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These credit facilities, in aggregate, totaled $185 million as of March 31, 2023 and $184 million as of December 31, 2022 in available liquidity, none of which was utilized. Generally, these facilities each have a one-year term. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three months ended March 31, 2023 and 2022.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of March 31, 2023, we were in compliance with the covenants of all of our debt obligations.
9. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) which is a voluntary defined contribution savings plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. The following table presents the savings plan expense for the three months ended March 31, 2023 and 2022, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Savings Plan expense	$5	$4

Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The following table presents the total expense for these plans for the three months ended March 31, 2023 and 2022, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Retirement Plans expense	$6	$6
Nonqualified Deferred Compensation Plan
In June 2022, we established the Nasdaq, Inc. Deferred Compensation Plan, a nonqualified plan. This plan provides certain eligible employees with the opportunity to defer a portion of their annual salary and bonus up to certain approval limits. All deferrals and associated earnings are our general unsecured obligations and were immaterial for the three months ended March 31, 2023.
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
Summary of Share-Based Compensation Expense
The following table presents the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three months ended March 31, 2023 and 2022, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Share-based compensation expense before income taxes	$26	$25
Common Shares Available Under Our Equity Plan
As of March 31, 2023, we had approximately 26.4 million shares of common stock authorized for future issuance under our Equity Plan.
Restricted Stock
We grant restricted stock to most employees. The grant date fair value of restricted stock awards is based on the closing stock price at the date of grant less the present value of future cash dividends. Restricted stock awards granted to employees below the manager level generally vest as to 33% on the first anniversary of the grant date, 33% on the second anniversary of the grant date, and the remainder on the third anniversary of the grant date. Restricted stock awards granted to employees at or above the manager level generally vest 33% on the second anniversary of the grant date, 33% on the third anniversary of the grant date, and the remainder on the fourth anniversary of the grant date.
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the three months ended March 31, 2023:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	4,380,513	$45.48
Granted	71,501	60.62
Vested	(35,940)	52.12
Forfeited	(48,789)	46.45
Unvested at March 31, 2023	4,367,285	$45.66
As of March 31, 2023, $100 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.6 years.

PSUs
We grant three-year PSUs to certain eligible employees. PSUs are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. Each eligible individual receives PSUs, subject to market conditions, with a three-year cumulative performance period that vest at the end of the performance period. Compensation cost is recognized over the three-year performance period, taking into account an estimated forfeiture rate, regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50.0%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the S&P 500. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The award issuance under this program will be between 0.0% and 200.0% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the award issuance will not exceed 100.0% of the number of PSUs granted. We estimate the fair value of PSUs granted under the three-year PSU program using the Monte Carlo simulation model, as these awards contain a market condition.
Grants of PSUs that were issued in 2020 with a three-year performance period exceeded the applicable performance parameters. As a result, an additional 764,748 units above the original target were granted in the first quarter of 2023 and were fully vested upon issuance.
Summary of PSU Activity
The following table summarizes our PSU activity for the three months ended March 31, 2023:

	PSUs
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	1,966,542	$56.44
Granted	764,748	37.16
Vested	(1,529,496)	37.16
Forfeited	(17,115)	63.93
Unvested at March 31, 2023	1,184,679	$68.05
In the table above, the granted amount reflects additional awards granted based on overachievement of performance parameters.
As of March 31, 2023, total unrecognized compensation cost related to the PSU program is $36 million and is expected to be recognized over a weighted-average period of 1.3 years.
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
The fair value of stock options are estimated using the Black-Scholes option-pricing model. These options expire 10 years after the date of grant. There were no stock option awards granted for the three months ended March 31, 2023.
We had no stock option activity for the three months ended March 31, 2023. A summary of our outstanding and exercisable stock options at March 31, 2023 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at March 31, 2023	1,420,323	$41.79	5.9	$26
Exercisable at March 31, 2023	806,451	$22.23	3.8	$26
As of March 31, 2023, the aggregate pre-tax intrinsic value of the outstanding and exercisable stock options in the above table was $26 million and represents the difference between our closing stock price on March 31, 2023 of $54.67 and the exercise price, times the number of shares that would have been received by the option holder had the option holder exercised the stock options on that date. This amount can change based on the fair market value of our common stock. As of March 31, 2022, 0.8 million outstanding stock options were exercisable and the weighted-average exercise price was $22.23.
ESPP
We have an ESPP under which approximately 12.1 million shares of our common stock were available for future issuance as of March 31, 2023. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees.

11. NASDAQ STOCKHOLDERS' EQUITY
Common Stock
As of March 31, 2023, 900,000,000 shares of our common stock were authorized, 512,113,066 shares were issued and 489,851,097 shares were outstanding. As of December 31, 2022, 900,000,000 shares of our common stock were authorized, 513,157,630 shares were issued and 491,592,491 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 22,261,969 shares of common stock in treasury as of March 31, 2023 and 21,565,139 shares as of December 31, 2022, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As of March 31, 2023, the remaining aggregate authorized amount under the existing share repurchase program was $491 million.
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
The following is a summary of our share repurchase activity, reported based on settlement date, for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Number of shares of common stock repurchased	2,610,000
Average price paid per share	$61.08
Total purchase price (in millions)	$159
In the table above, the number of shares of common stock repurchased excludes an aggregate of 696,830 shares withheld upon the vesting of restricted stock and PSUs for the three months ended March 31, 2023.

As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of March 31, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During the first three months of 2023, our board of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 24, 2023	$0.20	March 17, 2023	$98	March 31, 2023
The total amount paid of $98 million was recorded in retained earnings within Nasdaq's stockholders' equity in the Condensed Consolidated Balance Sheets at March 31, 2023.
In April 2023, the board of directors approved a regular quarterly cash dividend of $0.22 per share on our outstanding common stock, which reflects an increase of 10% from our most recent quarterly cash dividend of $0.20 per share. The dividend is payable on June 30, 2023 to shareholders of record at the close of business on June 16, 2023. The estimated aggregate payment of this dividend is $108 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the intention to provide stockholders with regular and increasing dividends as earnings and cash flows increase.

12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$302	$284
Denominator:
Weighted-average common shares outstanding for basic earnings per share	489,931,178	495,144,339
Weighted-average effect of dilutive securities - Employee equity awards	4,837,833	6,600,075
Weighted-average common shares outstanding for diluted earnings per share	494,769,011	501,744,414
Basic and diluted earnings per share:
Basic earnings per share	$0.62	$0.57
Diluted earnings per share	$0.61	$0.57
In the table above, employee equity awards from our PSU program, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three months ended March 31, 2023 and 2022.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$110	$110	$—	$—
State-owned enterprises and municipal securities	62	—	62	—
Swedish mortgage bonds	20	—	20	—
Corporate debt securities	5	—	5	—
Total assets at fair value	$197	$110	$87	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$147	$147	$—	$—
State-owned enterprises and municipal securities	7	—	7	—
Swedish mortgage bonds	20	—	20	—
Corporate debt securities	7	—	7	—
Total assets at fair value	$181	$147	$34	$—
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

We also consider our debt obligations to be financial instruments. As of March 31, 2023, the majority of our debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2022 Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. As of March 31, 2023, we had no outstanding borrowings under our 2022 Credit Facility. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program. As of March 31, 2023, we had $347 million outstanding under our commercial paper program. The fair value of our remaining debt obligations utilizing discounted cash flow analyses for our floating rate debt, and prevailing market rates for our fixed rate debt was $4.1 billion as of March 31, 2023 and $4.4 billion as of December 31, 2022. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. The fair value of our commercial paper as of March 31, 2023 approximated the carrying value since the rates of interest on this short-term debt approximated market rates. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of March 31, 2023 and December 31, 2022, there were no non-financial assets measured at fair value on a non-recurring basis.
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
Default Fund Contributions and Margin Deposits
As of March 31, 2023, clearing member default fund contributions and margin deposits were as follows:

	March 31, 2023
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$1,320	$107	$1,427
Margin deposits	5,735	6,196	11,931
Total	$7,055	$6,303	$13,358
Of the total default fund contributions of $1,427 million, Nasdaq Clearing can utilize $1,323 million as capital resources in the event of a counterparty default. The remaining balance of $104 million pertains to member posted surplus balances.

Our clearinghouse holds material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits.
Clearing member cash contributions are maintained in demand deposits held at central banks and large, highly rated financial institutions or secured through direct investments, primarily central bank certificates and highly rated European government debt securities with original maturities primarily one year or less, reverse repurchase agreements and multilateral development bank debt securities. Investments in reverse repurchase agreements range in maturity from 3 to 14 days and are secured with highly rated government securities and multilateral development banks. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements.
Nasdaq Clearing has invested the total cash contributions of $7,055 million as of March 31, 2023 and $7,021 million as of December 31, 2022, in accordance with its investment policy as follows:

	March 31, 2023	December 31, 2022
	(in millions)
Demand deposits	$4,919	$4,775
Central bank certificates	1,493	1,695
Restricted cash and cash equivalents	$6,412	$6,470
European government debt securities	211	222
Reverse repurchase agreements	312	192
Multilateral development bank debt securities	120	137
Investments	$643	$551
Total	$7,055	$7,021
In the table above, the change from December 31, 2022 to March 31, 2023 includes currency translation adjustments of $28 million for restricted cash and cash equivalents and $4 million for investments.
For the three months ended March 31, 2023 and 2022, investments related to default funds and margin deposits, net includes purchases of investment securities of $10,813 million and $10,647 million, respectively, and proceeds from sales and redemptions of investment securities of $10,725 million and $10,275 million, respectively.
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
In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of March 31, 2023, Nasdaq Clearing committed capital totaling $124 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.

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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of March 31, 2023.
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
•junior capital contributed by Nasdaq Clearing, which totaled $40 million as of March 31, 2023;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis; and
•fully segregated senior capital for each specific market contributed by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $18 million as of March 31, 2023.
If additional funds are needed after utilization of the liability waterfall, or if part of the waterfall has been utilized and needs to be replenished, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.
During 2022, Nasdaq Clearing updated its recovery plan and rule book by introducing additional recovery tools, in accordance with the new European Union regulations for the recovery and resolution of central counterparties, which became effective during 2022.

In addition to the capital held to withstand counterparty defaults described above, Nasdaq Clearing also has committed capital of $66 million to ensure that it can handle an orderly wind-down of its operation, and that it is adequately protected against investment, operational, legal, and business risks.
Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative contracts outstanding prior to netting:

March 31, 2023
(in millions)
Commodity and seafood options, futures and forwards	$354
Fixed-income options and futures	1,846
Stock options and futures	147
Index options and futures	31
Total	$2,378
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
Derivative Contracts Cleared
The following table presents the total number of derivative contracts cleared through Nasdaq Clearing for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Commodity and seafood options, futures and forwards	48,966	96,153
Fixed-income options and futures	4,769,546	6,594,330
Stock options and futures	6,080,134	5,113,644
Index options and futures	11,853,151	13,144,541
Total	22,751,797	24,948,668
In the table above, the total volume in cleared power related to commodity contracts was 86 Terawatt hours (TWh) and 135 TWh for the three months ended March 31, 2023 and 2022, respectively.
Resale and Repurchase Agreements Contracts Outstanding and Cleared
The outstanding contract value of resale and repurchase agreements was $1.4 billion and $1.0 billion as of March 31, 2023 and 2022, respectively. The total number of resale and repurchase agreements contracts cleared was 1,220,132 and 1,317,510 for the three months ended March 31, 2023 and 2022, respectively.
15. LEASES
We have operating leases which are primarily real estate leases predominantly for our U.S. and European headquarters, data centers and for general office space. The following table provides supplemental balance sheet information related to Nasdaq's operating leases:

Leases	Balance Sheet Classification	March 31, 2023	December 31, 2022
		(in millions)
Assets:
Operating lease assets	Operating lease assets	$427	$444

Liabilities:
Current lease liabilities	Other current liabilities	$57	$54
Non-current lease liabilities	Operating lease liabilities	442	452
Total lease liabilities		$499	$506
The following table summarizes Nasdaq's lease cost:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Operating lease cost	$28	$20
Variable lease cost	12	8
Sublease income	(1)	(1)
Total lease cost	$39	$27
In the table above, operating lease costs include short-term lease cost, which was immaterial.

During the quarter ended March 31, 2023, we initiated a review of our real estate and facility capacity requirements due to our new and evolving work models. As a result, we recorded impairment charges of $17 million, of which $10 million related to operating lease asset impairment and is included in operating lease cost in the table above, $2 million relates to exit costs and is included in variable lease cost in the table above and $5 million related to impairment of leasehold improvements which is recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Income. We fully impaired our lease assets for locations that we vacated with no intention to sublease. Substantially all of the property, equipment and leasehold improvements associated with the vacated leased office space was fully impaired as there are no expected future cash flows for these items.
The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded in our Condensed Consolidated Balance Sheets.

March 31, 2023
(in millions)
Remainder of 2023	$55
2024	72
2025	63
2026	51
2027	48
2028+	314
Total lease payments	603
Less: interest	(104)
Present value of lease liabilities	$499
In the table above, interest is calculated using the interest rate for each lease. Present value of lease liabilities include the current portion of $57 million.
Total lease payments in the table above exclude $44 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following table provides information related to Nasdaq's lease term and discount rate:

March 31, 2023
Weighted-average remaining lease term (in years)	10.3

Weighted-average discount rate	3.7%
The following table provides supplemental cash flow information related to Nasdaq's operating leases:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$19	$9

Lease assets obtained in exchange for operating lease liabilities	$7	$118
16. INCOME TAXES
Income Tax Provision
The following table presents our income tax provision and effective tax rate:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Income tax provision	$95	$91
Effective tax rate	24.0%	24.3%
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return, applicable state and local income tax returns and non-U.S. income tax returns. We are subject to examination by federal, state and local, and foreign tax authorities. Our federal income tax returns for the years 2018 through 2021 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for the years 2012 through 2021. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2017 through 2022.
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

17. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $4 million as of March 31, 2023 and December 31, 2022. As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $185 million as of March 31, 2023 and $184 million as of December 31, 2022 in available liquidity, none of which was utilized.
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
CFTC Matter
In June 2022, NASDAQ Futures, Inc. (“NFX”), a non-operational, wholly-owned subsidiary of Nasdaq, received a telephonic “Wells Notice” from the staff of the CFTC relating to certain alleged potential violations by NFX of provisions of the Commodity Exchange Act and CFTC rules thereunder during the period beginning July 2015 through October 2018. The Wells Notice informed NFX that the CFTC staff has made, subject to consideration of NFX’s response, a preliminary determination to recommend that the CFTC authorize an enforcement action against NFX in connection with its former futures exchange business. Nasdaq sold NFX’s futures exchange business to a third-party in November 2019, including the portfolio of open interest in NFX contracts. During 2020, all remaining open interest in NFX contracts was migrated to other exchanges and NFX ceased operation. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. NFX has submitted a response to the Wells Notice that contests all aspects of the CFTC staff’s position, and is engaged in discussions with the CFTC staff concerning a potential resolution to the investigation, which could include a settlement of the matter. While Nasdaq believes NFX has a meritorious defense to any claims alleged by the CFTC staff, we are unable to predict the outcome of this matter and it could have a negative effect on our operating results or reputation, which could be material. Accordingly, we are unable to reasonably estimate any potential loss or range of loss, and therefore, we have not accrued for a loss contingency.
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
18. BUSINESS SEGMENTS
In 2022, we announced a new organizational structure, which aligns our businesses more closely with the foundational shifts that are driving the evolution of the global financial system. In order to amplify our strategy, we aligned the Company more closely with evolving client needs. During the fourth quarter of 2022, we began to manage, operate and provide our products and services in line with this new divisional structure. As a result, our four previous business segments, Market Technology, Investment Intelligence, Corporate Platforms and Market Services have been changed to align with our new corporate structure that includes three business segments: Market Platforms, Capital Access Platforms and Anti-Financial Crime. See Note 1, “Organization and Nature of Operations,” for further discussion of our reportable segments.
This Quarterly Report on Form 10-Q presents our results in alignment with the new corporate structure. All periods presented are restated to reflect the new structure.
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

The following table presents certain information regarding our business segments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Market Platforms	(in millions)
Total revenues	$1,032	$1,039
Transaction-based expenses	(619)	(643)
Revenues less transaction-based expenses	413	396
Operating income	229	213
Capital Access Platforms
Total revenues	416	419
Operating income	226	232
Anti-Financial Crime
Total revenues	84	72
Operating income	23	15
Corporate Items
Total revenues	1	5
Operating loss	(66)	(55)
Consolidated
Total revenues	$1,533	$1,535
Transaction-based expenses	(619)	(643)
Revenues less transaction-based expenses	$914	$892
Operating income	$412	$405
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
•Restructuring charges: In October 2022, following our September announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. See Note 19, “Restructuring Charges,” for further discussion of this plan. We believe performance measures excluding restructuring charges provide management with a useful representation of our segments' ongoing activity in each period.
•Revenues and expenses - divested/contributed businesses: For the three months ended March 31, 2022, other revenues include revenues related to our Nordic broker services business, for which we completed the wind-down in June 2022. Prior to the closing of the transaction, these revenues were included in our Market Platforms results. For the three months ended March 31, 2023 and 2022, other revenues also include a transitional services agreement associated with a divested business.
•Other items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. Other items primarily include:
◦for the three months ended March 31, 2023 impairment charges of $17 million related to our lease assets and leasehold improvements associated with vacating certain leased office space which are recorded in occupancy expense and depreciation and amortization expense in our Condensed Consolidated Statements of Income; and
◦for the three months ended March 31, 2023, insurance recoveries related to certain legal matters, which are recorded in professional and contract services and general, administrative and other expense in the Condensed Consolidated Statements of Income.

The following table summarizes our Corporate Items:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Revenues - divested/contributed businesses	$1	$5
Expenses:
Amortization expense of acquired intangible assets	$38	$40
Merger and strategic initiatives expense	2	15
Restructuring charges	18	—
Lease Asset Impairments	17	—
Expenses - divested/contributed businesses	1	1
Other	(9)	4
Total expenses	67	60
Operating loss	$(66)	$(55)
For further discussion of our segments’ results, see “Segment Operating Results,” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

19. RESTRUCTURING CHARGES
In October 2022, following our September announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. In connection with the program, we expect to incur $115 million to $145 million in pre-tax charges principally related to employee-related costs, consulting, asset impairments and contract terminations over a two-year period. Costs related to the divisional alignment program will be recorded as restructuring charges in the Condensed Consolidated Statements of Income.
The following table presents a summary of the divisional alignment program charges for the three months ended March 31, 2023.

Three Months Ended March 31, 2023
(in millions)
Asset impairment charges	$12
Consulting services	3
Employee-related costs	3
Total restructuring charges	$18

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
In September 2022, we announced a new organizational structure, which aligns our businesses more closely with the foundational shifts that are driving the evolution of the global financial system. The new corporate structure includes three business segments: Market Platforms, Capital Access Platforms and Anti-Financial Crime. See Note 18, “Business Segments,” to the condensed consolidated financial statements for further discussion of our reportable segments as well as how management allocates resources, assesses performance and manages these businesses as three separate segments. All prior periods have been restated to conform to the current period presentation.
First Quarter 2023 and Recent Developments
Dividends on Common Stock
•    For the three months ended March 31, 2023, we returned $98 million to shareholders through dividend payments.
•    In April 2023, the board of directors approved a regular quarterly cash dividend of $0.22 per share on our outstanding common stock, which reflects an increase of 10% from our most recent quarterly cash dividend of $0.20 per share.
Share Repurchase Program
•In the first quarter of 2023, we repurchased 2,610,000 shares of our common stock for an aggregate of $159 million.
•As of March 31, 2023, the remaining amount authorized for share repurchases under our share repurchase program was $491 million.
Corporate Highlights
•The Nasdaq Stock Market led U.S. exchanges for IPOs during the first quarter of 2023. The Nasdaq Stock Market IPO win rate was 91% in the first quarter of 2023, including 40 IPOs (30 operating companies and 10 SPACs).
•In the three months ended March 31, 2023, Nasdaq led all exchanges during the period in total volume traded for multiply-listed equity options.

Nasdaq's Operating Results
The following tables summarize our financial performance for the three months ended March 31, 2023 compared to the same period in 2022. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$914	$892	2.5%
Operating expenses	502	487	3.1%
Operating income	412	405	1.7%
Net income attributable to Nasdaq	$302	$284	6.3%
Diluted earnings per share	$0.61	$0.57	7.0%
Cash dividends declared per common share	$0.20	$0.18	11.1%
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
The ARR chart includes:

▪	Anti-Financial Crime support and SaaS subscription contracts.
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

The following chart summarizes our quarterly annualized SaaS revenues for our Solutions Businesses, which are comprised of the Capital Access Platforms and Anti-Financial Crime segments and the Marketplace Technology business within the Market Platforms segment, for the three months ended March 31, 2023 and 2022 (in millions):

Segment Operating Results
The following table presents our revenues by segment, transaction-based expenses for our Market Platforms segment and total revenues less transaction-based expenses:

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(in millions)
Market Platforms	$1,032	$1,039	(0.7)%
Capital Access Platforms	416	419	(0.7)%
Anti-Financial Crime	84	72	16.7%
Other revenues	1	5	(80.0)%
Total revenues	$1,533	$1,535	(0.1)%
Transaction rebates	(487)	(581)	(16.2)%
Brokerage, clearance and exchange fees	(132)	(62)	112.9%
Total revenues less transaction-based expenses	$914	$892	2.5%

The following charts present our Market Platforms, Capital Access Platforms and Anti-Financial Crime segments as a percentage of our total revenues, less transaction-based expenses.
Percentage of Revenues Less Transaction-based Expenses by Segment for the:

MARKET PLATFORMS
The following tables present revenues from our Market Platforms segment:

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(in millions)
Trading Services	$886	$907	(2.3)%
Marketplace Technology	146	132	10.6%
Total Market Platforms	$1,032	$1,039	(0.7)%
Transaction-based expenses:
Transaction rebates	(487)	(581)	(16.2)%
Brokerage, clearance and exchange fees	(132)	(62)	112.9%
Total Market Platforms, net	$413	$396	4.3%
Trading Services
Our Trading Services business includes equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, U.S. Tape plans and other revenues. The following tables present net revenues by product from our Trading Services business:

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(in millions)
U.S. Equity Derivative Trading	$102	$94	8.5%
Cash Equity Trading	103	102	1.0%
U.S. Tape plans	36	41	(12.2)%
Other	26	27	(3.7)%
Trading Services, net	$267	$264	1.1%
In the table above, Other includes Nordic fixed income trading & clearing, Nordic derivatives, Nordic commodities, and Canadian cash equities trading.
U.S. Equity Derivative Trading
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative Trading business:

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(in millions)
U.S. Equity Derivative Trading Revenues	$327	$327	—%
Section 31 fees	23	6	283.3%
Transaction-based expenses:
Transaction rebates	(224)	(232)	(3.4)%
Section 31 fees	(23)	(6)	283.3%
Brokerage and clearance fees	(1)	(1)	—%
U.S. Equity derivative trading revenues, net	$102	$94	8.5%
Section 31 fees are recorded as U.S. equity derivative and cash equity trading revenues with a corresponding amount recorded in transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value traded. Section 31 fees increased in the first quarter of 2023 compared with the same period in 2022 primarily due to higher average SEC fee rates. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Three Months Ended March 31,
	2023	2022
U.S. equity options
Total industry average daily volume (in millions)	42.4	40.0
Nasdaq PHLX matched market share	11.1%	11.4%
The Nasdaq Options Market matched market share	7.1%	8.4%
Nasdaq BX Options matched market share	3.3%	2.1%
Nasdaq ISE Options matched market share	5.8%	5.9%
Nasdaq GEMX Options matched market share	2.0%	2.4%
Nasdaq MRX Options matched market share	1.5%	1.8%
Total matched market share executed on Nasdaq’s exchanges	30.8%	32.0%
U.S. equity derivative trading revenues remained flat in the first quarter of 2023 compared with 2022 as higher industry trading volumes were offset by lower overall matched market share executed on Nasdaq's exchanges and lower gross capture rates.
U.S. equity derivative trading revenues less transaction-based expenses increased in the first quarter of 2023 compared with 2022 primarily due to higher industry trading volumes and higher capture rates, partially offset by lower overall matched market share executed on Nasdaq's exchanges.

Transaction rebates, in which we credit a portion of the execution charge to the market participant, decreased in the first quarter of 2023 compared with 2022 primarily due to lower rebate capture rate and lower overall U.S. matched market share executed on Nasdaq's exchanges, partially offset by higher industry trading volumes.
Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity Trading business:

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(in millions)
Cash Equity Trading Revenues	$366	$449	(18.5)%
Section 31 fees	102	48	112.5%
Transaction-based expenses:
Transaction rebates	(257)	(340)	(24.4)%
Section 31 fees	(102)	(48)	112.5%
Brokerage, clearance and exchange fees	(6)	(7)	(14.3)%
Cash equity trading revenues less transaction-based expenses	$103	$102	1.0%
See discussion in "U.S. Equity Derivative Trading" for an explanation of Section 31 fees and the period over period analysis.

	Three Months Ended March 31,
	2023	2022
Total U.S.-listed securities
Total industry average daily share volume (in billions)	11.8	12.9
Matched share volume (in billions)	121.8	142.2
The Nasdaq Stock Market matched market share	15.8%	16.4%
Nasdaq BX matched market share	0.4%	0.5%
Nasdaq PSX matched market share	0.5%	0.9%
Total matched market share executed on Nasdaq’s exchanges	16.7%	17.8%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	31.6%	33.4%
Total market share	48.3%	51.2%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	787,715	1,133,543
Total average daily value of shares traded (in billions)	$5.3	$7.1
Total market share executed on Nasdaq’s exchanges	68.9%	73.0%
In the tables above, total market share includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.
Cash equity trading revenues decreased in the first quarter of 2023 compared with 2022 primarily due to lower U.S. industry trading volumes, lower overall U.S. matched market share executed on Nasdaq's exchanges, as well as lower capture rates.
Cash equity trading revenues less transaction-based expenses increased in the first quarter of 2023 compared with 2022 primarily due to higher U.S. capture rate, partially offset by lower industry trading volumes and lower overall U.S. matched market share executed on Nasdaq's exchanges.
Transaction rebates decreased in the first quarter of 2023 compared with 2022. For The Nasdaq Stock Market and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The decrease was primarily due to lower U.S. industry volumes and lower U.S. matched market share executed on Nasdaq's exchanges, partially offset by lower rebate capture rate.
U.S. Tape Plans
The following table presents revenues from our U.S. Tape plans business:

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(in millions)
U.S. Tape plans	$36	$41	(12.2)%
U.S. Tape plans revenues decreased in the first quarter of 2023 compared with 2022 primarily due to lower collections from under-reported usage.
Other
Other includes Nordic fixed income trading and clearing, Nordic derivatives, Nordic commodities and Canadian cash equities trading. The following table presents revenue and a key driver from our Other business:

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(in millions)
Other	$26	$27	(3.7)%
In the table above, Other includes transaction rebates of $6 million and $9 million in 2023 and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	344,141	365,611
In the tables above, Nasdaq Nordic and Nasdaq Baltic total average daily volume of options and futures contracts include Finnish option contracts traded on Eurex for which Nasdaq and Eurex have a revenue sharing arrangement.
Other revenues remained relatively flat in the first quarter of 2023 compared with 2022.
Marketplace Technology
Marketplace Technology includes our trade management services and market technology businesses.
The following tables present revenues and key drivers from our Marketplace Technology business:

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(in millions)
Marketplace Technology	$146	$132	10.6%

	As of or Three Months Ended March 31,
	2023	2022
	(in millions)
ARR	$510	$473
Quarterly annualized SaaS revenues	37	35
Order intake	32	38
In the table above, order intake is for our market technology business and represents the total contract value of orders signed during the period.
Marketplace technology revenues increased in the first quarter of 2023 compared with 2022 primarily due to higher trade management services revenues associated with increased demand for connectivity services as well as higher market technology revenues due to increased professional services fees.
CAPITAL ACCESS PLATFORMS
The following tables present revenues and key drivers from our Capital Access Platforms segment:

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(in millions)
Data & Listing Services	$186	$182	2.2%
Index	110	122	(9.8)%
Workflow & Insights	120	115	4.3%
Total Capital Access Platforms	$416	$419	(0.7)%

	As of or Three Months Ended March 31,
	2023	2022
	(in millions)
ARR	$1,204	$1,146
Quarterly annualized SaaS revenues	386	357
Data & Listing Services Revenues
The following table presents key drivers from our Data & Listing Services business:

	Three Months Ended March 31,
	2023	2022
IPOs
The Nasdaq Stock Market	40	70
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	2	13
Total new listings
The Nasdaq Stock Market	81	110
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	7	19
Number of listed companies
The Nasdaq Stock Market	4,163	4,242
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,250	1,244
In the tables above:
•The Nasdaq Stock Market new listings include IPOs, including issuers that switched from other listing venues and separately listed ETPs. For the three months ended March 31, 2023 and 2022, IPOs included 10 and 43 SPACs, respectively.
•Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic new listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.
•Number of total listed companies on The Nasdaq Stock Market for the three months ended March 31, 2023 and 2022 included 539 and 447 ETPs, respectively.
•Number of total listed companies on the exchanges that comprise Nasdaq Nordic and Nasdaq Baltic represents companies listed on these exchanges and companies on the alternative markets of Nasdaq First North.
Data & Listing Services revenues increased in the first quarter of 2023 compared with 2022. The increase was primarily due to an increase in proprietary data revenues driven largely by higher international demand, partially offset by lower initial listings fees revenues and the unfavorable impact of changes in foreign exchange rates.

Index Revenues
The following tables present key drivers from our Index business:

	As of or Three Months Ended March 31,
	2023	2022
Number of licensed ETPs	387	368
TTM change in period end ETP AUM tracking Nasdaq indexes (in billions)
Beginning balance	$401	$385
Net (depreciation) appreciation	(57)	33
Net impact of ETP sponsor switches	(1)	(92)
Net inflows	23	75
Ending balance	$366	$401
Quarterly average ETP AUM tracking Nasdaq indexes (in billions)	$341	$383
In the table above, TTM represents trailing twelve months.
Index revenues decreased in the first quarter of 2023 compared with 2022. The decrease was primarily due to lower asset-based licensing revenues linked to the Nasdaq-100 Index.
Workflow & Insights Revenues
Workflow & Insights revenues increased in the first quarter of 2023 compared with 2022. The increase was due to an increase in both analytics and corporate solutions revenues. The increase in analytics revenues was primarily due to the growth in our and eVestment and Solovis product offerings. The increase in our corporate solutions revenues was primarily due to increased adoption of our ESG services.
ANTI-FINANCIAL CRIME
The following tables present revenues and key drivers from our Anti-Financial Crime segment:

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(in millions)
Anti-Financial Crime	$84	$72	16.7%

	As of or Three Months Ended March 31,
	2023	2022
	(in millions)
ARR	$321	$280
Total signed ARR	354	294
Quarterly annualized SaaS revenues	306	263
In the table above, total signed ARR reflects ARR recognized as revenue in the current period as well as ARR for new contracts signed but not yet commenced.
Anti-Financial Crime revenues increased in the first quarter of 2023 compared with 2022 primarily due to an increase in demand for fraud detection and anti-money laundering solutions.
OTHER REVENUES
For the three months ended March 31, 2022, Other revenues include revenues related to our Nordic broker services business, for which we completed the wind-down in June 2022. Prior to the closing of the transaction, these revenues were included in our Market Platforms. For the three months ended March 31, 2023 and 2022, Other revenues also include a transitional services agreement associated with a divested business.
EXPENSES
Operating Expenses
The following table presents our operating expenses:

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(in millions)
Compensation and benefits	$256	$254	0.8%
Professional and contract services	32	35	(8.6)%
Computer operations and data communications	54	50	8.0%
Occupancy	39	27	44.4%
General, administrative and other	14	21	(33.3)%
Marketing and advertising	9	10	(10.0)%
Depreciation and amortization	69	67	3.0%
Regulatory	9	8	12.5%
Merger and strategic initiatives	2	15	(86.7)%
Restructuring charges	18	—	N/M
Total operating expenses	$502	$487	3.1%
_________
N/M Not meaningful.
The increase in compensation and benefits expense in the first quarter of 2023 compared with 2022 was primarily driven by continued investment in employees to drive growth, partially offset by a favorable impact from foreign exchange rates of $9 million.
Headcount, including employees of non-wholly owned consolidated subsidiaries, increased to 6,486 employees as of March 31, 2023 from 5,987 as of March 31, 2022, reflecting growth across each of our three segments.

Professional and contract services expense decreased in the first quarter of 2023 compared with 2022 primarily due to reduced legal fees, partially offset by an increase in consulting costs.
Computer operations and data communications expense increased in the first quarter of 2023 compared with 2022 primarily due to higher costs related to our cloud initiatives.
Occupancy expense increased in the first quarter of 2023 compared with 2022 primarily due to asset impairment charges related to our lease assets. During the quarter ended March 31, 2023, we initiated a review of our real estate and facility capacity requirements due to our new and evolving work models. As a result, we recorded $12 million in impairment charges and exit related costs following the abandonment of leased office space.
General, administrative and other expense decreased in the first quarter of 2023 compared with 2022 primarily due to an insurance recovery related to a legal matter.
Marketing and advertising expense decreased in the first quarter of 2023 compared with 2022, reflecting lower IPO activity.
Depreciation and amortization expense increased in the first quarter of 2023 compared with 2022 as a result of our impairment of leasehold improvements related to vacated leased office space, partially offset by a favorable impact from foreign exchange rates. See Note 15, “Leases,” to the condensed consolidated financial statements for further discussion of our asset impairment charges related to vacated leased office space.
Regulatory expense remained relatively flat in the first quarter of 2023 compared with 2022.
We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years, which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs and vary based on the size and frequency of the activities described above.
See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of our 2022 divisional alignment program and charges associated with this plan. We expect to achieve benefits, in the form of combined annual run rate operating efficiencies and revenue synergies of approximately $30 million annually by 2025.
Non-operating Income and Expenses
The following table presents our non-operating income and expenses:

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(in millions)
Interest income	$6	$—	N/M
Interest expense	(36)	(32)	12.5%
Net interest expense	(30)	(32)	(6.3)%
Other expense	—	(6)	(100.0)%
Net income from unconsolidated investees	14	7	100.0%
Total non-operating expense	$(16)	$(31)	(48.4)%
_________
N/M Not meaningful.
The following table presents our interest expense:

	Three Months Ended March 31,		Percentage Change
	2023	2022
	(in millions)
Interest expense on debt	$35	$29	20.7%
Accretion of debt issuance costs and debt discount	1	2	(50.0)%
Other fees	—	1	(100.0)%
Interest expense	$36	$32	12.5%
Interest income increased in the first quarter of 2023 compared with 2022 primarily due to an increase in interest rates.
Interest expense increased in the first quarter of 2023 compared with 2022 primarily due to an increase in interest rates related to borrowings under our commercial paper program.
Other expense primarily represents realized and unrealized gains and losses from strategic investments related to our corporate venture program.
Net income from unconsolidated investees increased in the first quarter of 2023 compared with 2022 primarily due to an increase in income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.

Tax Matters
The following table presents our income tax provision and effective tax rate:

	Three Months Ended March 31,		Percentage Change
	2023	2022
	($ in millions)
Income tax provision	$95	$91	4.4%
Effective tax rate	24.0%	24.3%
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
•Restructuring charges: In 2022, following our September announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of our 2022 divisional alignment program.
•Net income from unconsolidated investees: We exclude our share of the earnings and losses of our equity method investments, primarily our equity interest in the Options Clearing Corporation, or OCC. This provides a more meaningful analysis of Nasdaq’s ongoing operating performance or comparisons in Nasdaq’s performance between periods. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.

•Other items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq. Other significant items include:
◦for the three months ended March 31, 2023, other items includes an impairment charge related to our operating lease assets and leasehold improvements associated with vacating certain leased office space, which are recorded in occupancy and depreciation and amortization expense in our Condensed Consolidated Statements of Income; and
◦for the three months ended March 31, 2023, other items also includes insurance recoveries related to certain legal matters, which are recorded in professional and contract services and general, administrative and other expense in the Condensed Consolidated Statements of Income.
•Significant tax items: The non-GAAP adjustment to the income tax provision for the three months ended March 31, 2023 and 2022 primarily includes the tax impact of each non-GAAP adjustment.
The following tables present reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended March 31,
	2023	2022
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$302	$284
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	38	40
Merger and strategic initiatives expense	2	15
Restructuring charges	18	—
Lease asset impairments	17	—
Net income from unconsolidated investees	(14)	(6)
Other	(9)	9
Total non-GAAP adjustments	52	58
Total non-GAAP tax adjustments	(15)	(13)
Total non-GAAP adjustments, net of tax	37	45
Non-GAAP net income attributable to Nasdaq	$339	$329

U.S. GAAP effective tax rate	24.0%	24.3%
Total adjustments from non-GAAP tax rate	0.6%	(0.2)%
Non-GAAP effective tax rate	24.6%	24.1%

Weighted-average common shares outstanding for diluted earnings per share	494.8	501.7

U.S. GAAP diluted earnings per share	$0.61	$0.57
Total adjustments from non-GAAP net income	0.08	0.09
Non-GAAP diluted earnings per share	$0.69	$0.66

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
The value of various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, the current portion of long-term debt, and commercial paper, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $(164) million as of March 31, 2023, compared with $(231) million as of December 31, 2022, an increase of $67 million. The increase was primarily driven by decreases in short-term debt, Section 31 fees payable to the SEC and accrued personnel costs and an increase in restricted cash and cash equivalents, partially offset by increases in deferred revenue and other current liabilities and a decrease in cash and cash equivalents.
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
•    a significant decrease in the market price of our common stock; and
•    volatility or disruption in the public debt and equity markets.
The following table summarizes our financial assets:

	March 31, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$373	$502
Financial investments	197	181
Total financial assets	$570	$683
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of March 31, 2023, our cash and cash equivalents of $373 million were primarily invested in commercial paper, money market funds, treasury bills and bank deposits. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of March 31, 2023 decreased $129 million from December 31, 2022.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $299 million as of March 31, 2023 and $275 million as of December 31, 2022. The remaining balance held in the U.S. totaled $74 million as of March 31, 2023 and $227 million as of December 31, 2022.
Unremitted earnings of certain subsidiaries outside of the U.S. are used to finance our international operations and are considered to be indefinitely reinvested.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Three Months Ended March 31,
	2023	2022
Net cash provided by (used in):	(in millions)
Operating activities	$565	$605
Investing activities	(133)	(390)
Financing activities	(613)	368
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	29	(164)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(152)	419
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	6,994	5,496
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$6,842	$5,915
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$373	$486
Restricted cash and cash equivalents	57	31
Restricted cash and cash equivalents (default funds and margin deposits)	6,412	5,398
Total	$6,842	$5,915

Net Cash Provided by Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as: depreciation and amortization expense of property and equipment; amortization expense of acquired finite-lived intangible assets; expense associated with share-based compensation; deferred income taxes; net income from unconsolidated investees; and non-cash restructuring charges.
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
Net cash provided by operating activities decreased $40 million for the three months ended March 31, 2023 compared with the same period in 2022. The decrease was primarily driven by Section 31 fees payable to the SEC due to higher average SEC fee rates and timing of payment as well as increase in receivables due to higher annual customer billings. The remaining change was primarily due to other fluctuations in our working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2023 primarily related to net purchases of investments related to default funds and margin deposits of $89 million, purchases of property and equipment of $40 million and net purchases of trading securities of $14 million, partially offset by proceeds of $10 million from other investing activities.
Net cash used in investing activities for the three months ended March 31, 2022 primarily related to net purchases of investments related to default funds and margin deposits of $372 million, purchases of property and equipment of $35 million and net purchases of securities of $26 million, partially offset by proceeds of $43 million from other investing activities.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities for the three months ended March 31, 2023 primarily related to $317 million from repayments of our commercial paper, net, $159 million in repurchases of common stock, $98 million of dividend payments to our shareholders and $40 million of payments related to employee shares withheld for taxes.
Net cash provided by financing activities for the three months ended March 31, 2022 primarily related to an increase in default funds and margin deposits of $856 million, proceeds of $541 million from the issuances of long-term-debt, partially offset by $420 million repayments of borrowings under our commercial paper program, net, $325 million of repurchases of common stock pursuant to the ASR agreement, $142 million in other repurchases of common stock, $89 million of dividend payments to our shareholders and $52 million of payments related to employee shares withheld for taxes.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
See “Share Repurchase Program,” and “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program and cash dividends paid on our common stock.
Financial Investments
Our financial investments totaled $197 million as of March 31, 2023 and $181 million as of December 31, 2022. Of these securities, $126 million as of March 31, 2023 and $161 million as of December 31, 2022 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of March 31, 2023, our required regulatory capital of $124 million was comprised of highly rated European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, NFSTX, LLC, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of March 31, 2023, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $21 million, substantially all of which is held in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of March 31, 2023, our required regulatory capital of $34 million was primarily invested in European mortgage bonds and Icelandic government bonds that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of March 31, 2023, other required regulatory capital of $10 million, primarily related to Nasdaq Central Securities Depository, was primarily invested in European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
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
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends paid per common share on our outstanding common stock:

	2023	2022
First quarter	$0.20	$0.18
See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	March 31, 2023	December 31, 2022
		(in millions)
Short-term debt:
Commercial paper		$347	$664
Long-term debt - senior unsecured notes:
2026 Notes	June 2026	498	498
2029 Notes	March 2029	646	637
2030 Notes	February 2030	645	637
2031 Notes	January 2031	644	644
2033 Notes	July 2033	662	653
2040 Notes	December 2040	644	644
2050 Notes	April 2050	487	486
2052 Notes	March 2052	541	541
2022 Credit Facility	December 2027	(5)	(5)
Total long-term debt		$4,762	$4,735
Total debt obligations		$5,109	$5,399
In December 2022, Nasdaq amended and restated the 2020 Credit Facility with a new maturity date of December 16, 2027. In addition to the 2022 Credit Facility, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These credit facilities, which are available in multiple currencies, totaled $185 million as of March 31, 2023 and $184 million as of December 31, 2022 in available liquidity, none of which was utilized.
As of March 31, 2023, we were in compliance with the covenants of all of our debt obligations.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.

Contractual Obligations and Contingent Commitments
There were no significant changes to our contractual obligations and contingent commitments from those disclosed in “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K that was filed with the SEC February 23, 2023.
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
Financial Investments
As of March 31, 2023, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. If market interest rates were to increase immediately and uniformly by a hypothetical 100 basis points from levels as of March 31, 2023, the fair value of this portfolio would decline by $2 million.
Debt Obligations
As of March 31, 2023, the majority of our debt obligations were fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 8, “Debt Obligations,” to the condensed consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2022 Credit Facility, as this facility has a variable interest rate. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program, which have variable interest rates. As of March 31, 2023, we had principal amounts outstanding of $347 million of commercial paper and no amounts outstanding under our 2022 Credit Facility. A hypothetical 100 basis points increase in interest rates on our outstanding commercial paper would increase our annual interest expense by approximately $3 million based on borrowings as of March 31, 2023.
We may utilize interest rate swap agreements to achieve a desired mix of variable and fixed rate debt.

Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three months ended March 31, 2023 is presented in the following table:

	Euro	Swedish Krona	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended March 31, 2023
Average foreign currency rate to the U.S. dollar	1.073	0.096	#	N/A	N/A
Percentage of revenues less transaction-based expenses	6.5%	4.6%	3.9%	85.0%	100.0%
Percentage of operating income	10.2%	(3.3)%	(13.0)%	106.1%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(6)	$(4)	$(4)	$—	$(14)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(1)	$(7)	$—	$(12)
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
Our primary exposure to net assets in foreign currencies as of March 31, 2023 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$3,015	$301
British Pound	155	15
Norwegian Krone	139	14
Canadian Dollar	110	11
Australian Dollar	107	11
Euro	50	5
In the table above, Swedish Krona includes goodwill of $2,164 million and intangible assets, net of $494 million.
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
Changes in internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
For a description of our legal proceedings, if any, see “Legal and Regulatory Matters” of Note 17, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements, which is incorporated herein by reference.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended March 31, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2023
Share repurchase program	2,533,146	$61.11	2,533,146	$495
Employee transactions	14,652	$62.02	N/A	N/A
February 2023
Share repurchase program	76,854	$59.98	76,854	$491
Employee transactions	682,178	$57.13	N/A	N/A
March 2023
Share repurchase program	—	$—	—	$491
Employee transactions	—	$—	N/A	N/A
Total Quarter Ended March 31, 2023
Share repurchase program	2,610,000	$61.08	2,610,000	$491
Employee transactions	696,830	$57.24	N/A	N/A
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number
10.1
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 29, 2023, among Nasdaq, Inc., the Lenders party hereto, Bank of America, N.A., as administrative agent and BofA Securities, Inc., as Sustainability Coordinator.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101	The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
* Certain of the exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	May 4, 2023

By:	/s/ Ann M. Dennison
Name:	Ann M. Dennison
Title:	Executive Vice President and Chief Financial Officer
Date:	May 4, 2023