Form 10-Q
period 2023-06-30
NASDAQ, INC.
filed 2023-08-02
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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

No Changes
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NDAQ	The Nasdaq Stock Market
4.500% Senior Notes due 2032	NDAQ32	The Nasdaq Stock Market
0.900% Senior Notes due 2033	NDAQ33	The Nasdaq Stock Market
0.875% Senior Notes due 2030	NDAQ30	The Nasdaq Stock Market
1.75% Senior Notes due 2029	NDAQ29	The Nasdaq Stock Market
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2023
Common Stock, $0.01 par value per share	491,316,160	shares

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
2020 Credit Facility: $1.25 billion senior unsecured revolving credit facility, which was amended and restated by the 2022 Revolving Credit Agreement
2022 Revolving Credit Agreement: $1.25 billion senior unsecured revolving credit facility, which matures on December 16, 2027
2025 Notes: $500 million aggregate principal amount of 5.650% senior unsecured notes due June 28, 2025

2026 Notes: $500 million aggregate principal amount of 3.850% senior unsecured notes due June 30, 2026
2028 Notes: $1 billion aggregate principal amount of 5.350% senior unsecured notes due June 28, 2028
2029 Notes: €600 million aggregate principal amount of 1.75% senior unsecured notes due March 28, 2029
2030 Notes: €600 million aggregate principal amount of 0.875% senior unsecured notes due February 13, 2030
2031 Notes: $650 million aggregate principal amount of 1.650% senior unsecured notes due January 15, 2031
2032 Notes: €750 million aggregate principal amount of 4.500% senior unsecured notes due February 15, 2032
2033 Notes: €615 million aggregate principal amount of 0.900% senior unsecured notes due July 30, 2033
2034 Notes: $1.25 billion aggregate principal amount of 5.550% senior unsecured notes due February 15, 2034
2040 Notes: $650 million aggregate principal amount of 2.500% senior unsecured notes due December 21, 2040
2050 Notes: $500 million aggregate principal amount of 3.250% senior unsecured notes due April 28, 2050
2052 Notes: $550 million aggregate principal amount of 3.950% senior unsecured notes due March 7, 2052
2053 Notes: $750 million aggregate principal amount of 5.950% senior unsecured notes due August 15, 2053
2063 Notes: $750 million aggregate principal amount of 6.100% senior unsecured notes due June 28, 2063
ARR: Annualized Recurring Revenue
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
This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs is based on data generated internally by us; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for new listings of equity securities on The Nasdaq Stock Market is based on data generated internally by us, which includes issuers that switched from other listing venues, closed-end funds and ETPs. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges and Nasdaq First North also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the "Risk Factors" section in our Form 10-K for the fiscal year ended December 31, 2022 that was filed with the SEC on February 23, 2023.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,347	$502
Restricted cash and cash equivalents	23	22
Default funds and margin deposits (including restricted cash and cash equivalents of $6,497 and $6,470, respectively)	7,134	7,021
Financial investments	288	181
Receivables, net	597	677
Other current assets	189	201
Total current assets	13,578	8,604
Property and equipment, net	536	532
Goodwill	8,020	8,099
Intangible assets, net	2,490	2,581
Operating lease assets	410	444
Other non-current assets	623	608
Total assets	$25,657	$20,868

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$199	$185
Section 31 fees payable to SEC	184	243
Accrued personnel costs	156	243
Deferred revenue	558	357
Other current liabilities	140	122
Default funds and margin deposits	7,134	7,021
Short-term debt	140	664
Total current liabilities	8,511	8,835
Long-term debt	9,792	4,735
Deferred tax liabilities, net	474	456
Operating lease liabilities	427	452
Other non-current liabilities	206	226
Total liabilities	19,410	14,704

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 514,060,903 at June 30, 2023 and 513,157,630 at December 31, 2022; shares outstanding: 491,274,775 at June 30, 2023 and 491,592,491 at December 31, 2022	5	5
Additional paid-in capital	1,363	1,445
Common stock in treasury, at cost: 22,786,128 shares at June 30, 2023 and 21,565,139 shares at December 31, 2022	(583)	(515)
Accumulated other comprehensive loss	(2,119)	(1,991)
Retained earnings	7,569	7,207
Total Nasdaq stockholders’ equity	6,235	6,151
Noncontrolling interests	12	13
Total equity	6,247	6,164
Total liabilities and equity	$25,657	$20,868
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Market Platforms	$905	$1,051	$1,938	$2,090
Capital Access Platforms	438	422	854	841
Anti-Financial Crime	89	75	173	147
Other revenues	1	4	1	9
Total revenues	1,433	1,552	2,966	3,087
Transaction-based expenses:
Transaction rebates	(444)	(529)	(931)	(1,111)
Brokerage, clearance and exchange fees	(64)	(130)	(197)	(191)
Revenues less transaction-based expenses	925	893	1,838	1,785
Operating expenses:
Compensation and benefits	261	247	517	501
Professional and contract services	30	29	61	64
Computer operations and data communications	56	50	110	101
Occupancy	32	25	71	52
General, administrative and other	22	34	35	55
Marketing and advertising	9	11	19	21
Depreciation and amortization	65	65	134	132
Regulatory	9	8	17	15
Merger and strategic initiatives	45	12	47	27
Restructuring charges	14	—	33	—
Total operating expenses	543	481	1,044	968
Operating income	382	412	794	817
Interest income	8	—	15	1
Interest expense	(36)	(32)	(73)	(64)
Other income (loss)	(6)	8	(7)	2
Net income (loss) from unconsolidated investees	(11)	9	3	15
Income before income taxes	337	397	732	771
Income tax provision	70	90	165	182
Net income	267	307	567	589
Net loss attributable to noncontrolling interests	—	—	1	1
Net income attributable to Nasdaq	$267	$307	$568	$590
Per share information:
Basic earnings per share	$0.54	$0.62	$1.16	$1.20
Diluted earnings per share	$0.54	$0.62	$1.15	$1.18
Cash dividends declared per common share	$0.22	$0.20	$0.42	$0.38

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$267	$307	$567	$589
Other comprehensive loss:
Foreign currency translation losses	(116)	(206)	(138)	(273)
Income tax benefit (expense)(1)	3	(29)	10	(45)
Foreign currency translation, net	(113)	(235)	(128)	(318)

Comprehensive income	154	72	439	271
Comprehensive loss attributable to noncontrolling interests	—	—	1	1
Comprehensive income attributable to Nasdaq	$154	$72	$440	$272
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on Euro denominated notes.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Shares	$	Shares	$	Shares	$	Shares	$
Common stock	490	5	493	5	492	5	500	5

Additional paid-in capital
Beginning balance		1,312		1,507		1,445		1,949
Share repurchase program	—	—	(3)	(166)	(3)	(159)	(5)	(308)
ASR agreement	—	—	—	—	—	—	(6)	(325)
Share-based compensation	2	34	1	25	3	60	3	49
Other issuances of common stock, net	—	17	—	16	—	17	—	17
Ending balance		1,363		1,382		1,363		1,382

Common stock in treasury, at cost
Beginning balance		(555)		(489)		(515)		(437)
Other employee stock activity	(1)	(28)	—	(20)	(1)	(68)	(1)	(72)
Ending balance		(583)		(509)		(583)		(509)

Accumulated other comprehensive loss
Beginning balance		(2,006)		(1,670)		(1,991)		(1,587)
Other comprehensive loss		(113)		(235)		(128)		(318)
Ending balance		(2,119)		(1,905)		(2,119)		(1,905)

Retained earnings
Beginning balance		7,411		6,660		7,207		6,465
Net income attributable to Nasdaq		267		307		568		590
Cash dividends declared per common share		(109)		(98)		(206)		(186)
Ending balance		7,569		6,869		7,569		6,869

Total Nasdaq stockholders’ equity		6,235		5,842		6,235		5,842

Noncontrolling interests
Beginning balance		12		9		13		10
Net activity related to noncontrolling interests		—		—		(1)		(1)
Ending balance		12		9		12		9

Total Equity	491	$6,247	491	$5,851	491	$6,247	491	$5,851

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$567	$589
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	134	132
Share-based compensation	60	49
Deferred income taxes	30	35
Extinguishment of debt and bridge fees	25	16
Non-cash restructuring charges	12	—
Net income from unconsolidated investees	(3)	(15)
Operating lease asset impairments	13	—
Other reconciling items included in net income	21	4
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	72	(75)
Other assets	10	25
Accounts payable and accrued expenses	14	6
Section 31 fees payable to SEC	(60)	113
Accrued personnel costs	(85)	(83)
Deferred revenue	189	195
Other liabilities	(20)	(11)
Net cash provided by operating activities	979	980
Cash flows from investing activities:
Purchases of securities	(411)	(201)
Proceeds from sales and redemptions of securities	296	222
Acquisition of businesses, net of cash and cash equivalents acquired	—	(41)
Purchases of property and equipment	(79)	(77)
Investments related to default funds and margin deposits, net(1)	(103)	(202)
Other investing activities	5	55
Net cash used in investing activities	(292)	(244)
Cash flows from financing activities:
Repayments of commercial paper, net	(524)	(1)
Repayments of debt and credit commitment	—	(499)
Payment of debt extinguishment cost and bridge fees	(25)	(16)
Proceeds from issuances of debt, net of issuance costs	5,016	541
Repurchases of common stock	(159)	(308)
ASR agreement	—	(325)
Dividends paid	(206)	(186)
Proceeds received from employee stock activity and other issuances	18	17
Payments related to employee shares withheld for taxes	(68)	(72)
Default funds and margin deposits	364	3,554
Other financing activities	—	(2)
Net cash provided by financing activities	4,416	2,703
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(230)	(682)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	4,873	2,757
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	6,994	5,496
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$11,867	$8,253
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$5,347	$454
Restricted cash and cash equivalents	23	30
Restricted cash and cash equivalents (default funds and margin deposits)	6,497	7,769
Total	$11,867	$8,253
Supplemental Disclosure Cash Flow Information
Interest paid	$67	$60
Income taxes paid, net of refund	$136	$133
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

Nasdaq, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION AND NATURE OF OPERATIONS
Nasdaq is a global technology company serving corporate clients, investment managers, banks, brokers, and exchange operators as they navigate and interact with the global capital markets and the broader financial system. We aspire to deliver world-leading platforms that improve the liquidity, transparency, and integrity of the global economy. Our diverse offering of data, analytics, software, exchange capabilities, and client-centric services enables clients to optimize and execute their business vision with confidence.
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
Market Platforms
Our Market Platforms segment includes our Trading Services and Marketplace Technology businesses. Our Trading Services business primarily includes revenues from equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, Nordic commodities and U.S. Tape plans data. We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in certain countries where we operate exchanges, we also provide clearing, settlement and central depository services. In June 2023, we entered into an agreement to sell our European energy trading and clearing business, subject to regulatory approval. Beginning in the third quarter of 2023, we will reflect revenues from this business in Other Revenues in the Condensed Consolidated Statements of Income for all periods, and in our Corporate segment for our segment disclosures.
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
As of June 30, 2023, there were 4,106 total listings on The Nasdaq Stock Market, including 547 ETPs. The combined market capitalization was approximately $24.6 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,249 listed companies with a combined market capitalization of approximately $1.9 trillion.

Our Index business develops and licenses Nasdaq-branded indexes and financial products. We also license cash-settled options, futures and options on futures on our indexes. As of June 30, 2023, 386 ETPs listed on 26 exchanges in over 20 countries tracked a Nasdaq index and accounted for $418 billion in AUM.
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
Through our Solovis platform, endowments, foundations, pensions and family offices transform how they collect and aggregate investment data, analyze portfolio performance, model and predict future outcomes, and share meaningful portfolio insights with key stakeholders. The Nasdaq Fund Network and Nasdaq Data Link are additional platforms in our suite of investment data analytics offerings and data management tools.
Our corporate solutions business includes our Investor Relations Intelligence, ESG Solutions and Governance Solutions products, which serve both public and private companies and organizations. Our public company clients can be companies listed on our exchanges or other U.S. and global exchanges. Our private company clients include a diverse group of organizations ranging from family-owned companies, government organizations, law firms, privately held entities, and various non-profit organizations to hospitals and healthcare systems. We help organizations enhance their ability to understand and expand their global shareholder base, improve corporate governance, and navigate the evolving ESG landscape through our suite of advanced technology, analytics, reporting and consulting services. In June 2022, we acquired Metrio, a provider of ESG data collection, analytics and reporting services based in Montreal, Canada. We are integrating Metrio’s SaaS platform into our suite of ESG solutions.
Anti-Financial Crime
Our Anti-Financial Crime segment provides cloud-based anti-financial crime management solutions to help financial institutions detect, investigate, and report money laundering and financial fraud. This segment also includes Nasdaq Trade Surveillance, a SaaS solution designed for brokers and other market participants to assist them in complying with market rules, regulations and internal market surveillance policies, as well as Nasdaq Market Surveillance, a market surveillance solution for markets and regulators.
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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
	(in millions)
Market Platforms
Trading Services, net	$250	$252
Marketplace Technology	147	140
Capital Access Platforms
Data & Listing Services	187	183
Index	129	124
Workflow & Insights	122	115
Anti-Financial Crime	89	75
Other revenues	1	4
Revenues less transaction-based expenses	$925	$893

	Six Months Ended June 30,
	2023	2022
	(in millions)
Market Platforms
Trading Services, net	$518	$516
Marketplace Technology	292	272
Capital Access Platforms
Data & Listing Services	373	365
Index	239	246
Workflow & Insights	242	230
Anti-Financial Crime	173	147
Other revenues	1	9
Revenues less transaction-based expenses	$1,838	$1,785
Substantially all revenues from the Capital Access Platforms and Anti-Financial Crime segments as well as our Marketplace Technology business were recognized over time for the three and six months ended June 30, 2023 and 2022. For the three and six months ended June 30, 2023 and 2022 approximately 92.9% and 93.8%, respectively, of Trading Services revenues were recognized at a point in time and 7.1% and 6.2%, respectively, were recognized over time.
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $12 million as of June 30, 2023 and $15 million as of December 31, 2022. There were no material upward or downward adjustments to the allowance during the six months ended June 30, 2023. We do not have obligations for warranties, returns or refunds to customers.

For the majority of our contracts with customers, except for our market technology and listing services contracts, our performance obligations range from three months to three years and there is no significant variable consideration.
Deferred revenue is the only significant contract asset or liability as of June 30, 2023. Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations. Deferred revenue primarily represents our contract liabilities related to our fees for Annual and Initial Listings, Workflow & Insights, Market Technology and Anti-Financial Crime contracts. See Note 7, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.
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
The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of June 30, 2023:

	Market Technology	Anti-Financial Crime	Workflow & Insights	Total
	(in millions)
Remainder of 2023	$92	$209	$77	$378
2024	164	332	108	604
2025	131	131	51	313
2026	101	51	14	166
2027	68	14	9	91
2028+	119	6	2	127
Total	$675	$743	$261	$1,679

4. ACQUISITIONS
2023 Announced Acquisition
In June 2023, we entered into a definitive agreement to acquire Adenza Holdings, Inc., or Adenza, a provider of mission-critical risk management and regulatory software to the financial services industry, for $10.5 billion, comprised of $5.75 billion in cash and a fixed amount of 85.6 million shares of Nasdaq common stock, based on the volume-weighted average price per share over 15 consecutive trading days prior to signing. Nasdaq issued $5.0 billion of debt and entered into a $600 million term loan and will use the proceeds for the cash portion of the consideration. See “Financing of the Adenza Transaction” and “Acquisition Term Loan Agreement” of Note 8, “Debt Obligations,” for further discussion.
At the closing of the transaction, Nasdaq will issue the shares to Thoma Bravo, the sole shareholder of Adenza. These shares will represent approximately 14.9% of the outstanding shares of Nasdaq as of the date of the merger agreement. As previously announced, at the closing of the transaction, Nasdaq and Thoma Bravo will enter into a stockholders' agreement providing for certain post-closing governance arrangements with respect to the Nasdaq shares to be received by Thoma Bravo in the transaction. For further discussion on the rights of common stockholders refer to “Common Stock” of Note 11, “Nasdaq Stockholders' Equity.” The closing of this transaction is subject to regulatory approvals and other customary closing conditions.
2022 Acquisition
In June 2022, we acquired Metrio, a provider of ESG data collection, analytics and reporting services based in Montreal, Canada. We are integrating Metrio’s SaaS platform into our suite of ESG solutions. Metrio is part of our Workflow & Insights business in our Capital Access Platforms segment.
Pro Forma Results and Acquisition-Related Costs
The condensed consolidated financial statements for the six months ended June 30, 2023 include the financial results of the 2022 acquisition from the date of the acquisition. Pro forma financial results have not been presented since this acquisition was not material to our financial results.
Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2023 these costs primarily related to our planned acquisition of Adenza and mainly included fees for the transaction bridge financing, which was subsequently terminated, consulting and legal fees. Subject to the closing of the Adenza acquisition we expect to incur customary costs related to transaction advisors which will be included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income.
5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The following table presents the changes in goodwill by business segment during the six months ended June 30, 2023:

(in millions)
Market Platforms
Balance at December 31, 2022	$2,912
Foreign currency translation adjustments	(50)
Balance at June 30, 2023	$2,862
Capital Access Platforms
Balance at December 31, 2022	$4,178
Foreign currency translation adjustments	(27)
Balance at June 30, 2023	$4,151
Anti-Financial Crime
Balance at December 31, 2022	$1,009
Foreign currency translation adjustments	(2)
Balance at June 30, 2023	$1,007

Total
Balance at December 31, 2022	$8,099
Foreign currency translation adjustments	(79)
Balance at June 30, 2023	$8,020
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three and six months ended June 30, 2023 and 2022; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses may result in goodwill impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	June 30, 2023	December 31, 2022
Finite-Lived Intangible Assets	(in millions)
Gross Amount
Technology	$304	$304
Customer relationships	2,005	2,005
Trade names and other	57	60
Foreign currency translation adjustment	(220)	(209)
Total gross amount	$2,146	$2,160
Accumulated Amortization
Technology	$(119)	$(97)
Customer relationships	(833)	(778)
Trade names and other	(16)	(17)
Foreign currency translation adjustment	131	120
Total accumulated amortization	$(837)	$(772)
Net Amount
Technology	$185	$207
Customer relationships	1,172	1,227
Trade names and other	41	43
Foreign currency translation adjustment	(89)	(89)
Total finite-lived intangible assets	$1,309	$1,388

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(249)	(237)
Total indefinite-lived intangible assets	$1,181	$1,193
Total intangible assets, net	$2,490	$2,581

There was no impairment of indefinite-lived intangible assets for the three and six months ended June 30, 2023 and 2022.
The following table presents our amortization expense for acquired finite-lived intangible assets:

	Three Months Ended June 30,
	2023	2022
	(in millions)
Amortization expense	$37	$39

	Six Months Ended June 30,
	2023	2022
	(in millions)
Amortization expense	$75	$78
The table below presents the estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $89 million as of June 30, 2023) of acquired finite-lived intangible assets as of June 30, 2023:

(in millions)
Remainder of 2023	$80
2024	153
2025	151
2026	148
2027	147
2028+	719
Total	$1,398
6. INVESTMENTS
The following table presents the details of our investments:

	June 30, 2023	December 31, 2022
	(in millions)
Financial investments	$288	$181
Equity method investments	390	390
Equity securities	78	86
Financial Investments
Financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $156 million as of June 30, 2023 and $161 million as of December 31, 2022 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of June 30, 2023 and 2022, our equity method investments primarily included our 40.0% equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. No impairments were recorded for the three and six months ended June 30, 2023 and 2022.

Net income (loss) recognized from our equity interest in the earnings and losses of these equity method investments, primarily OCC and Nasdaq Private Market, LLC or NPM, was $(11) million and $9 million for the three months ended June 30, 2023 and 2022, respectively, and $3 million and $15 million for the six months ended June 30, 2023 and 2022, respectively.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for substantially all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the three and six months ended June 30, 2023 and 2022. As of June 30, 2023 and December 31, 2022, our equity securities primarily represent various strategic investments made through our corporate venture program.
7. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the six months ended June 30, 2023 are reflected in the following table:

	Balance at December 31, 2022	Additions	Revenue Recognized	Adjustments	Balance at June 30, 2023
	(in millions)
Market Platforms:
Market Technology	$29	$18	$(22)	$(1)	$24
Capital Access Platforms:
Initial Listings	116	9	(20)	—	105
Annual Listings	2	182	(1)	(1)	182
Workflow & Insights	172	131	(119)	—	184
Anti-Financial Crime	108	91	(82)	—	117
Other	21	11	(8)	—	24
Total	$448	$442	$(252)	$(2)	$636
In the above table:
•Additions primarily reflect deferred revenue billed in the current period, net of recognition.
•Revenue recognized includes revenue recognized during the current period that was included in the beginning balance.
•Adjustments reflect foreign currency translation adjustments.
•Other primarily includes deferred revenue from our non-U.S. listing of additional shares fees and our Index business. These fees are included in our Capital Access Platforms segment.
As of June 30, 2023, we estimate that our deferred revenue will be recognized in the following years:

Fiscal year ended:	2023	2024	2025	2026	2027	2028+	Total
	(in millions)
Market Platforms:
Market Technology	$21	$3	$—	$—	$—	$—	$24
Capital Access Platforms:
Initial Listings	21	32	23	18	9	2	105
Annual Listings	182	—	—	—	—	—	182
Workflow & Insights	139	45	—	—	—	—	184
Anti-Financial Crime	88	29	—	—	—	—	117
Other	11	7	4	2	—	—	24
Total	$462	$116	$27	$20	$9	$2	$636
In the above table, the amounts shown under the column for 2023 represent the remaining six months of 2023.
The timing of recognition of deferred revenue related to certain market technology contracts represents our best estimates as the recognition is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts.

8. DEBT OBLIGATIONS
The following table presents the carrying amounts of our debt outstanding, net of unamortized debt issuance costs:

	June 30, 2023	December 31, 2022
	(in millions)
Short-term debt:
Commercial paper	$140	$664
Long-term debt - senior unsecured notes:
2025 Notes, $500 million, 5.650% notes due June 28, 2025	497	—
2026 Notes, $500 million, 3.850% notes due June 30, 2026	499	498
2028 Notes, $1 billion, 5.350% notes due June 28, 2028	992	—
2029 Notes, €600 million, 1.75% notes due March 28, 2029	650	637
2030 Notes, €600 million, 0.875% notes due February 13, 2030	650	637
2031 Notes, $650 million, 1.650% notes due January 15, 2031	644	644
2032 Notes, €750 million, 4.500% notes due February 15, 2032	810	—
2033 Notes, €615 million, 0.900% notes due July 30, 2033	666	653
2034 Notes $1.25 billion, 5.550% notes due February 15, 2034	1,240	—
2040 Notes, $650 million, 2.500% notes due December 21, 2040	644	644
2050 Notes, $500 million, 3.250% notes due April 28, 2050	487	486
2052 Notes, $550 million, 3.950% notes due March 7, 2052	541	541
2053 Notes, $750 million, 5.950% notes due August 15, 2053	739	—
2063 Notes, $750 million, 6.100% notes due June 28, 2063	738	—
2022 Revolving Credit Agreement	(5)	(5)
Total long-term debt	$9,792	$4,735
Total debt obligations	$9,932	$5,399
Commercial Paper Program
Our U.S. dollar commercial paper program is supported by our 2022 Revolving Credit Agreement, which provides liquidity support for the repayment of commercial paper issued through this program. See “2022 Revolving Credit Agreement” below for further discussion. The effective interest rate of commercial paper issuances fluctuates as short-term interest rates and demand fluctuate. The fluctuation of these rates may impact our interest expense.

As of June 30, 2023, commercial paper notes in the table above reflect the aggregate principal amount, less the unamortized discount, which is being accreted through interest expense over the life of the applicable notes. The original maturities of these notes range from 70 days to 91 days and as of June 30, 2023, the weighted-average maturity is 16 days with a weighted-average effective interest rate of 5.28% per annum.
Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other outstanding senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of June 30, 2023, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs, which are being accreted through interest expense over the life of the applicable notes. The accretion of these costs is immaterial for the six months ended June 30, 2023. Our Euro denominated notes are adjusted for the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes may be redeemed by Nasdaq at any time, subject to a make-whole amount.
Upon a change of control triggering event (as defined in the various supplemental indentures governing the applicable notes), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.
The 2029 Notes, 2030 Notes, 2032 Notes and 2033 Notes pay interest annually. All other notes pay interest semi-annually. The U.S senior unsecured notes coupon rates may vary with Nasdaq’s debt rating, to the extent Nasdaq is downgraded below investment grade, up to an upward rate adjustment not to exceed 2%.
Net Investment Hedge
Our Euro denominated notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these notes is recorded in accumulated other comprehensive loss within Nasdaq's stockholders’ equity in the Condensed Consolidated Balance Sheets. As of June 30, 2023, the impact of the translation of our Euro denominated notes was $39 million.

Financing of the Adenza Transaction
Senior Unsecured Notes
In June 2023, Nasdaq issued a series of six notes for total proceeds of $5,016 million, net of debt issuance costs, with various maturity dates ranging from 2025 to 2063. The net proceeds from these notes will be used to finance the majority of the cash consideration due in connection with the Adenza acquisition. The notes issued in connection with the Adenza financing (the 2025 Notes, 2028 Notes, the 2032 Notes, the 2034 Notes, the 2053 Notes and the 2063 Notes) are subject to a special mandatory redemption feature pursuant to which we will be required to redeem all of the outstanding notes at a redemption price equal to 101% of the aggregate principal amount of all the notes, plus accrued and unpaid interest, in the event that either Nasdaq notifies the trustee in respect of such notes that Nasdaq will no longer pursue the Adenza acquisition or that the closing of the Adenza acquisition does not occur on or before the later of (i) the date that is five business days after September 10, 2024 and (ii) the date that is five business days after any later date to which the seller and Nasdaq mutually agree to extend. For further discussion of the Adenza acquisition, see “2023 Announced Acquisition,” of Note 4, “Acquisitions.”
Acquisition Term Loan Agreement
In June 2023, in connection with the financing of the Adenza acquisition, we entered into a term loan credit agreement, or the Acquisition Term Loan Agreement. The Acquisition Term Loan Agreement provides us with the ability to borrow up to $600 million to finance a portion of the cash consideration for the Adenza acquisition, for repayment of certain debt of Adenza and its subsidiaries, and to pay fees, costs and expenses related to the transaction.
Under the Acquisition Term Loan Agreement, borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR or the base rate (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq's credit rating. As of June 30, 2023, no amounts were outstanding.
Credit Facilities
2022 Revolving Credit Agreement
In December 2020, Nasdaq entered into the 2020 Credit Facility, which replaced a former credit facility and consists of a $1.25 billion five-year revolving credit facility (with sublimits for non-dollar borrowings, swingline borrowings and letters of credit). We amended and restated the 2020 Credit Facility in December 2022 with a new maturity date of December 16, 2027. Nasdaq intends to use funds available under the 2022 Revolving Credit Agreement for general corporate purposes and to provide liquidity support for the repayment of commercial paper issued through the commercial paper program. Nasdaq is permitted to repay borrowings under our 2022 Revolving Credit Agreement at any time in whole or in part, without penalty.
As of June 30, 2023, no amounts were outstanding on the 2022 Revolving Credit Agreement. The $(5) million balance represents unamortized debt issuance costs which are being accreted through interest expense over the life of the credit facility.
Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR (or a successor rate to SOFR), the base rate (as defined in the 2022 credit agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.100% to 0.250%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and six months ended June 30, 2023 and 2022.
The 2022 Revolving Credit Agreement contains financial and operating covenants. Financial covenants include a maximum leverage ratio. Operating covenants include, among other things, limitations on Nasdaq’s ability to incur additional indebtedness, grant liens on assets, dispose of assets and make certain restricted payments. The facility also contains customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, maintenance of properties and insurance, and customary events of default, including cross-defaults to our material indebtedness.
The 2022 Revolving Credit Agreement includes an option for Nasdaq to increase the available aggregate amount by up to $750 million, subject to the consent of the lenders funding the increase and certain other conditions.
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These credit facilities, in aggregate, totaled $178 million as of June 30, 2023 and $184 million as of December 31, 2022 in available liquidity, none of which was utilized. Generally, these facilities each have a one-year term. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and six months ended June 30, 2023 and 2022.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of June 30, 2023, we were in compliance with the covenants of all of our debt obligations.

9. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) plan, which is a voluntary defined contribution savings plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. The following table presents the savings plan expense for the three and six months ended June 30, 2023 and 2022, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Savings Plan expense	$5	$4	$10	$8
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The following table presents the total expense for these plans for the three and six months ended June 30, 2023 and 2022, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Retirement Plans expense	$7	$6	$13	$12
Nonqualified Deferred Compensation Plan
In June 2022, we established the Nasdaq, Inc. Deferred Compensation Plan, a nonqualified plan. This plan provides certain eligible employees with the opportunity to defer a portion of their annual salary and bonus up to certain approval limits. All deferrals and associated earnings are our general unsecured obligations and were immaterial for the three and six months ended June 30, 2023.
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
Summary of Share-Based Compensation Expense
The following table presents the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2023 and 2022, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Share-based compensation expense before income taxes	$34	$25	$60	$49
Common Shares Available Under Our Equity Plan
As of June 30, 2023, we had approximately 24.7 million shares of common stock authorized for future issuance under our Equity Plan.
Restricted Stock
We grant restricted stock to most employees. The grant date fair value of restricted stock awards is based on the closing stock price at the date of grant less the present value of future cash dividends. Restricted stock awards granted to employees below the manager level generally vest 33% on the first anniversary of the grant date, 33% on the second anniversary of the grant date, and the remainder on the third anniversary of the grant date. Restricted stock awards granted to employees at or above the manager level generally vest 33% on the second anniversary of the grant date, 33% on the third anniversary of the grant date, and the remainder on the fourth anniversary of the grant date.
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the six months ended June 30, 2023:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	4,380,513	$45.48
Granted	1,642,971	52.63
Vested	(1,548,315)	36.40
Forfeited	(163,113)	49.67
Unvested at June 30, 2023	4,312,056	$51.32
As of June 30, 2023, $144 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.9 years.

PSUs
We grant three-year PSUs to certain eligible employees. PSUs are based on performance measures that impact the amount of shares that each recipient will receive upon vesting. Each eligible individual receives PSUs, subject to the satisfaction of applicable market performance conditions, with a three-year cumulative performance period that vest at the end of the performance period and which settle in shares of our common stock. Compensation cost is recognized over the three-year performance period, taking into account an estimated forfeiture rate, regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50.0%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the S&P 500. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The award issuance under this program will be between 0.0% and 200.0% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the award issuance will not exceed 100.0% of the number of PSUs granted. We estimate the fair value of PSUs granted under the three-year PSU program using the Monte Carlo simulation model, as these awards contain a market condition.
Grants of PSUs that were issued in 2020 with a three-year performance period exceeded the applicable performance parameters. As a result, an additional 764,748 units above the original target were granted in the first quarter of 2023 and were fully vested upon issuance.
The following weighted-average assumptions were used to determine the weighted-average fair values of the outstanding PSU awards granted under the three-year PSU program during the six months ended June 30, 2023 and 2022:

Grant date	April 3, 2023	April 1, 2022
Weighted-average risk-free interest rate	3.75%	2.55%
Expected volatility	23.88%	30.30%
Weighted-average grant date share price	$54.40	$60.64
Weighted-average fair value at grant date	$52.56	$63.50
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
Summary of PSU Activity
The following table summarizes our PSU activity for the six months ended June 30, 2023:

	PSUs
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	1,966,542	$56.44
Granted	1,513,538	44.78
Vested	(1,529,496)	37.17
Forfeited	(20,455)	63.98
Unvested at June 30, 2023	1,930,129	$62.18
In the table above, the granted amount also includes additional awards granted based on overachievement of performance parameters.
As of June 30, 2023, total unrecognized compensation cost related to the PSU program is $63 million and is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
We had no stock option activity for the six months ended June 30, 2023. A summary of our outstanding and exercisable stock options at June 30, 2023 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at June 30, 2023	1,420,323	$41.79	5.7	$22
Exercisable at June 30, 2023	806,451	$22.23	3.5	$22
As of June 30, 2023, the aggregate pre-tax intrinsic value of the outstanding and exercisable stock options in the above table was $22 million and represents the difference between our closing stock price on June 30, 2023 of $49.85 and the exercise price, times the number of shares that would have been received by the option holder had the option holder exercised the stock options on that date. This amount can change based on the fair market value of our common stock. As of June 30, 2022, 0.8 million outstanding stock options were exercisable and the weighted-average exercise price was $22.23.

ESPP
We have an ESPP under which approximately 11.7 million shares of our common stock were available for future issuance as of June 30, 2023. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees.
11. NASDAQ STOCKHOLDERS' EQUITY
Common Stock
As of June 30, 2023, 900,000,000 shares of our common stock were authorized, 514,060,903 shares were issued and 491,274,775 shares were outstanding. As of December 31, 2022, 900,000,000 shares of our common stock were authorized, 513,157,630 shares were issued and 491,592,491 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 22,786,128 shares of common stock in treasury as of June 30, 2023 and 21,565,139 shares as of December 31, 2022, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As of June 30, 2023, the remaining aggregate authorized amount under the existing share repurchase program was $491 million.
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
The following is a summary of our share repurchase activity, reported based on settlement date, for the six months ended June 30, 2023:

Six Months Ended June 30, 2023
Number of shares of common stock repurchased	2,610,000
Average price paid per share	$61.08
Total purchase price (in millions)	$159
In the table above, the number of shares of common stock repurchased excludes an aggregate of 1,220,989 shares withheld upon the vesting of restricted stock and PSUs for the six months ended June 30, 2023.
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of June 30, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During the first six months of 2023, our board of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 24, 2023	$0.20	March 17, 2023	$97	March 31, 2023
April 18, 2023	0.22	June 16, 2023	109	June 30, 2023
			$206
The total amount paid of $206 million was recorded in retained earnings within Nasdaq's stockholders' equity in the Condensed Consolidated Balance Sheets at June 30, 2023.
In July 2023, the board of directors approved a regular quarterly cash dividend of $0.22 per share on our outstanding common stock. The dividend is payable on September 29, 2023 to shareholders of record at the close of business on September 15, 2023. The estimated aggregate payment of this dividend is $108 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the intention to provide stockholders with regular and increasing dividends as earnings and cash flows increase.

12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2023	2022
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$267	$307
Denominator:
Weighted-average common shares outstanding for basic earnings per share	490,778,304	492,235,377
Weighted-average effect of dilutive securities - Employee equity awards	2,852,781	4,344,750
Weighted-average common shares outstanding for diluted earnings per share	493,631,085	496,580,127
Basic and diluted earnings per share:
Basic earnings per share	$0.54	$0.62
Diluted earnings per share	$0.54	$0.62

	Six Months Ended June 30,
	2023	2022
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$568	$590
Denominator:
Weighted-average common shares outstanding for basic earnings per share	490,357,081	493,681,821
Weighted-average effect of dilutive securities - Employee equity awards	3,845,307	5,472,414
Weighted-average common shares outstanding for diluted earnings per share	494,202,388	499,154,235
Basic and diluted earnings per share:
Basic earnings per share	$1.16	$1.20
Diluted earnings per share	$1.15	$1.18
In the table above, employee equity awards from our PSU program, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three and six months ended June 30, 2023 and 2022.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$144	$144	$—	$—
State-owned enterprises and municipal securities	120	—	120	—
Swedish mortgage bonds	19	—	19	—
Corporate debt securities	5	—	5	—
Total assets at fair value	$288	$144	$144	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$147	$147	$—	$—
State-owned enterprises and municipal securities	7	—	7	—
Swedish mortgage bonds	20	—	20	—
Corporate debt securities	7	—	7	—
Total assets at fair value	$181	$147	$34	$—
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

We also consider our debt obligations to be financial instruments. As of June 30, 2023, the majority of our debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2022 Revolving Credit Agreement, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. As of June 30, 2023, we had no outstanding borrowings under our 2022 Revolving Credit Agreement. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program. As of June 30, 2023, we had $140 million outstanding under our commercial paper program. The fair value of our remaining debt obligations utilizing discounted cash flow analyses for our floating rate debt, and prevailing market rates for our fixed rate debt was $9.0 billion as of June 30, 2023 and $4.4 billion as of December 31, 2022. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. The fair value of our commercial paper as of June 30, 2023 approximated the carrying value since the rates of interest on this short-term debt approximated market rates. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of June 30, 2023 and December 31, 2022, there were no non-financial assets measured at fair value on a non-recurring basis.
14. CLEARING OPERATIONS
Nasdaq Clearing
Nasdaq Clearing is authorized and supervised under EMIR as a multi-asset clearinghouse by the SFSA. Such authorization is effective for all member states of the European Union and certain other non-member states that are part of the European Economic Area, including Norway. The clearinghouse acts as the CCP for exchange and OTC trades in equity derivatives, fixed income derivatives, resale and repurchase contracts, power derivatives, emission allowance derivatives, and seafood derivatives. In June 2023, we entered into an agreement to sell our European energy trading and clearing business, subject to regulatory approval.
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
Default Fund Contributions and Margin Deposits
As of June 30, 2023, clearing member default fund contributions and margin deposits were as follows:

	June 30, 2023
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$1,187	$209	$1,396
Margin deposits	5,947	5,434	11,381
Total	$7,134	$5,643	$12,777
Of the total default fund contributions of $1,396 million, Nasdaq Clearing can utilize $1,284 million as capital resources in the event of a counterparty default. The remaining balance of $112 million pertains to member posted surplus balances.

Our clearinghouse holds material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits.
Clearing member cash contributions are maintained in demand deposits held at central banks and large, highly rated financial institutions or secured through direct investments, primarily central bank certificates and highly rated European government debt securities with original maturities primarily one year or less, reverse repurchase agreements and multilateral development bank debt securities. Investments in reverse repurchase agreements range in maturity from 3 to 7 days and are secured with highly rated government securities and multilateral development banks. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements.
Nasdaq Clearing has invested the total cash contributions of $7,134 million as of June 30, 2023 and $7,021 million as of December 31, 2022, in accordance with its investment policy as follows:

	June 30, 2023	December 31, 2022
	(in millions)
Demand deposits	$5,226	$4,775
Central bank certificates	1,271	1,695
Restricted cash and cash equivalents	$6,497	$6,470
European government debt securities	130	222
Reverse repurchase agreements	447	192
Multilateral development bank debt securities	60	137
Investments	$637	$551
Total	$7,134	$7,021
In the table above, the change from December 31, 2022 to June 30, 2023 includes currency translation adjustments of $234 million for restricted cash and cash equivalents and $17 million for investments.
For the six months ended June 30, 2023 and 2022, investments related to default funds and margin deposits, net includes purchases of investment securities of $19,956 million and $17,539 million, respectively, and proceeds from sales and redemptions of investment securities of $19,853 million and $17,337 million, respectively.
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
In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of June 30, 2023, Nasdaq Clearing committed capital totaling $120 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.

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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of June 30, 2023.
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
•junior capital contributed by Nasdaq Clearing, which totaled $40 million as of June 30, 2023;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis; and
•fully segregated senior capital for each specific market contributed by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $17 million as of June 30, 2023.
If additional funds are needed after utilization of the liability waterfall, or if part of the waterfall has been utilized and needs to be replenished, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.
In addition to the capital held to withstand counterparty defaults described above, Nasdaq Clearing also has committed capital of $63 million to ensure that it can handle an orderly wind-down of its operation, and that it is adequately protected against investment, operational, legal, and business risks.

Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative contracts outstanding prior to netting:

June 30, 2023
(in millions)
Commodity and seafood options, futures and forwards	$340
Fixed-income options and futures	2,162
Stock options and futures	158
Index options and futures	26
Total	$2,686
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
Derivative Contracts Cleared
The following table presents the total number of derivative contracts cleared through Nasdaq Clearing for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Commodity and seafood options, futures and forwards	111,406	182,341
Fixed-income options and futures	9,765,001	12,287,280
Stock options and futures	10,695,634	8,980,694
Index options and futures	21,203,826	23,463,638
Total	41,775,867	44,913,953
In the table above, the total volume in cleared power related to commodity contracts was 162 Terawatt hours (TWh) and 250 TWh for the six months ended June 30, 2023 and 2022, respectively.
Resale and Repurchase Agreements Contracts Outstanding and Cleared
The outstanding contract value of resale and repurchase agreements was $2.4 billion and $3.0 billion as of June 30, 2023 and 2022, respectively. The total number of resale and repurchase agreements contracts cleared was 2,418,638 and 3,117,583 for the six months ended June 30, 2023 and 2022, respectively.
15. LEASES
We have operating leases which are primarily real estate leases predominantly for our U.S. and European headquarters, data centers and for general office space. The following table provides supplemental balance sheet information related to Nasdaq's operating leases:

Leases	Balance Sheet Classification	June 30, 2023	December 31, 2022
		(in millions)
Assets:
Operating lease assets	Operating lease assets	$410	$444

Liabilities:
Current lease liabilities	Other current liabilities	$58	$54
Non-current lease liabilities	Operating lease liabilities	427	452
Total lease liabilities		$485	$506
The following table summarizes Nasdaq's lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Operating lease cost	$22	$19	$50	$38
Variable lease cost	11	7	23	16
Sublease income	(1)	(1)	(2)	(2)
Total lease cost	$32	$25	$71	$52
In the table above, operating lease costs include short-term lease cost, which was immaterial.
In the first quarter of 2023, we initiated a review of our real estate and facility capacity requirements due to our new and evolving work models. As a result of this ongoing review, for the three months ended June 30, 2023 we recorded impairment charges of $5 million, of which $3 million related to operating lease asset impairment and is included in operating lease cost in the table above and $2 million related to exit costs and is included in variable lease cost in the table above. For the six months ended June 30, 2023, we recorded impairment charges of $23 million, of which $13 million related to operating lease asset impairment and is included in operating lease cost in the table above, $5 million related to exit costs and is included in variable lease cost in the table above and $5 million related to impairment of leasehold improvements, which are recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Income. We fully impaired our lease assets for locations that we vacated with no intention to sublease. Substantially all of the property, equipment and leasehold improvements associated with the vacated leased office space were fully impaired as there are no expected future cash flows for these items.

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded in our Condensed Consolidated Balance Sheets.

June 30, 2023
(in millions)
Remainder of 2023	$37
2024	71
2025	62
2026	51
2027	48
2028+	316
Total lease payments	585
Less: interest	(100)
Present value of lease liabilities	$485
In the table above, interest is calculated using the interest rate for each lease. Present value of lease liabilities includes the current portion of $58 million.
Total lease payments in the table above exclude $44 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following table provides information related to Nasdaq's lease term and discount rate:

June 30, 2023
Weighted-average remaining lease term (in years)	10.2

Weighted-average discount rate	3.7%
The following table provides supplemental cash flow information related to Nasdaq's operating leases:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$38	$28

Lease assets obtained in exchange for operating lease liabilities	$8	$126
16. INCOME TAXES
Income Tax Provision
The following table presents our income tax provision and effective tax rate:

	Three Months Ended June 30,
	2023	2022
	(in millions)
Income tax provision	$70	$90
Effective tax rate	20.8%	22.7%

	Six Months Ended June 30,
	2023	2022
	(in millions)
Income tax provision	$165	$182
Effective tax rate	22.5%	23.6%
The lower effective tax rate for both the three and six months ended June 30, 2023, as compared to the prior year periods, was primarily due to the income tax effect on geographic mix of earnings and higher tax benefit from a favorable audit settlement. The lower effective tax rate for the three months ended June 30, 2023, was also due to a higher tax benefit from vested share-based awards. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
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

17. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $4 million as of June 30, 2023 and December 31, 2022. As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $178 million as of June 30, 2023 and $184 million as of December 31, 2022 in available liquidity, none of which was utilized.
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
We believe our decision to voluntarily self-report this issue and our continued cooperation with OFAC, along with the permit we received from OFAC in connection with our transactions involving the Armenian Stock Exchange, will be mitigating factors with respect to the matter, and that any monetary fines or restrictions will not be material to our financial results. Accordingly, we expect to reach a settlement with OFAC during the second half of 2023 and have accrued for an immaterial loss contingency.
CFTC Matter
In June 2022, NASDAQ Futures, Inc. (“NFX”), a non-operational, wholly-owned subsidiary of Nasdaq, received a telephonic “Wells Notice” from the staff of the CFTC relating to certain alleged potential violations by NFX of provisions of the Commodity Exchange Act and CFTC rules thereunder during the period beginning July 2015 through October 2018. The Wells Notice informed NFX that the CFTC staff has made, subject to consideration of NFX’s response, a preliminary determination to recommend that the CFTC authorize an enforcement action against NFX in connection with its former futures exchange business. Nasdaq sold NFX’s futures exchange business to a third-party in November 2019, including the portfolio of open interest in NFX contracts. During 2020, all remaining open interest in NFX contracts was migrated to other exchanges and NFX ceased operation. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. NFX has submitted a response to the Wells Notice that contests all aspects of the CFTC staff’s position. The CFTC staff subsequently informed us that it plans to formally recommend that the CFTC authorize a civil enforcement action. We cannot predict if or when such an action will be brought, including the scope of the claims or the remedy sought, but such action could commence at any time, and the scope of claims or remedies sought could be material. We believe that NFX would have defenses to any claims if they are the same as those alleged by the CFTC staff during the Wells Notice process. We are unable to predict the ultimate outcome of this matter or the amount or type of remedies that the CFTC may seek or obtain, but any such remedies could have a material negative effect on our operating results and reputation. Accordingly, we are unable to reasonably estimate any potential loss or range of loss, and therefore, we have not accrued for a loss contingency.
Other Matters
Except as disclosed above and in our prior reports filed under the Exchange Act, we are not currently a party to any litigation or proceeding that we believe could have a material adverse effect on our business, consolidated financial condition, or operating results. However, from time to time, we have been threatened with, or named as a defendant in, lawsuits or involved in regulatory proceedings.
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

The following tables present certain information regarding our business segments for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Market Platforms	(in millions)
Total revenues	$905	$1,051
Transaction-based expenses	(508)	(659)
Revenues less transaction-based expenses	397	392
Operating income	211	217
Capital Access Platforms
Total revenues	438	422
Operating income	241	241
Anti-Financial Crime
Total revenues	89	75
Operating income	32	20
Corporate Items
Total revenues	1	4
Operating loss	(102)	(66)

Consolidated
Total revenues	$1,433	$1,552
Transaction-based expenses	(508)	(659)
Revenues less transaction-based expenses	$925	$893
Operating income	$382	$412

	Six Months Ended June 30,
	2023	2022
Market Platforms	(in millions)
Total revenues	$1,938	$2,090
Transaction-based expenses	(1,128)	(1,302)
Revenues less transaction-based expenses	810	788
Operating income	440	430
Capital Access Platforms
Total revenues	854	841
Operating income	467	472
Anti-Financial Crime
Total revenues	173	147
Operating income	55	35
Corporate Items
Total revenues	1	9
Operating loss	(168)	(120)

Consolidated
Total revenues	$2,966	$3,087
Transaction-based expenses	(1,128)	(1,302)
Revenues less transaction-based expenses	$1,838	$1,785
Operating income	$794	$817
Certain amounts are allocated to Corporate Items in our management reports as we believe they do not contribute to a meaningful evaluation of a particular segment's ongoing operating performance. Management does not consider these items for the purpose of evaluating the performance of our segments or their managers or when making decisions to allocate resources. Therefore, we believe performance measures excluding the below items provide management with a useful representation of our segments' ongoing activity in each period. These items, which are presented in the table below, include the following:
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. The increase for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily reflects higher expenses related to the announced Adenza acquisition.
•Restructuring charges: In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. See Note 19, “Restructuring Charges,” for further discussion of this plan.
•Revenues and expenses - divested businesses: For the three and six months ended June 30, 2022 these amounts include revenues related to our Nordic broker services business, for which we completed the wind-down in June 2022. Prior to the closing of the transaction, these revenues were included in our Market Platforms results. For the three and six months ended June 30, 2023 and 2022, other revenues also include a transitional services agreement associated with a divested business.
•Other items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. Other items primarily include:

◦for the three and six months ended June 30, 2023 impairment charges related to our lease assets and leasehold improvements associated with vacating certain leased office space which are recorded in occupancy expense and depreciation and amortization expense in our Condensed Consolidated Statements of Income;
◦for the three and six months ended June 30, 2023, other items include insurance recoveries related to certain legal matters, which are recorded in professional and contract services and general, administrative and other expense in the Condensed Consolidated Statements of Income; and
◦for the three and six months ended June 30, 2022, other items primarily include a loss on extinguishment of debt, which is recorded in general administrative and other expense in the Condensed Consolidated Statements of Income.
The following table summarizes our Corporate Items:

	Three Months Ended June 30,
	2023	2022
	(in millions)
Revenues - divested businesses	$1	$4
Expenses:
Amortization expense of acquired intangible assets	$37	$39
Merger and strategic initiatives expense	45	12
Restructuring charges	14	—
Lease asset impairments	5	—
Extinguishment of debt	—	16
Expenses - divested businesses	1	2
Other	1	1
Total expenses	103	70
Operating loss	$(102)	$(66)

	Six Months Ended June 30,
	2023	2022
	(in millions)
Revenues - divested businesses	$1	$9
Expenses:
Amortization expense of acquired intangible assets	75	78
Merger and strategic initiatives expense	47	27
Restructuring charges	33	—
Lease asset impairments	23	—
Extinguishment of debt	—	16
Expenses - divested businesses	1	2
Other	(10)	6
Total expenses	169	129
Operating loss	$(168)	$(120)
For further discussion of our segments’ results, see “Segment Operating Results,” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
19. RESTRUCTURING CHARGES
In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. In connection with the program, we expect to incur $115 million to $145 million in pre-tax charges principally related to employee-related costs, consulting, asset impairments and contract terminations over a two-year period. Costs related to the divisional alignment program will be recorded as restructuring charges in the Condensed Consolidated Statements of Income.
The following table presents a summary of the divisional alignment program charges for the three and six months ended June 30, 2023 as well as total program costs incurred since the initiation in October 2022.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Total Program Costs Incurred
	(in millions)
Asset impairment charges	$—	$12	$20
Consulting services	7	10	13
Employee-related costs	4	7	10
Other	3	4	5
Total restructuring charges	$14	$33	$48

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
OVERVIEW
Nasdaq is a global technology company serving corporate clients, investment managers, banks, brokers, and exchange operators as they navigate and interact with the global capital markets and the broader financial system. We aspire to deliver world-leading platforms that improve the liquidity, transparency, and integrity of the global economy. Our diverse offering of data, analytics, software, exchange capabilities, and client-centric services enables clients to optimize and execute their business vision with confidence.
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
Second Quarter 2023 and Recent Developments
•    In June 2023, Nasdaq announced it entered into a definitive agreement to acquire Adenza, a provider of mission-critical risk management and regulatory software to the financial services industry, for $10.5 billion in cash and shares of common stock. See “2023 Announced Acquisition,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements for further discussion.
•The Nasdaq Stock Market led U.S. exchanges for operating company IPOs during the first half of 2023 with a 77% total win rate.
•In June 2023, Nasdaq entered into an agreement to sell its European energy trading and clearing business, subject to regulatory approval.
•During the annual Russell U.S. indexes reconstitution, which occurred in late June, Nasdaq successfully executed approximately 2.6 billion shares representing $62 billion in market value in 0.86 seconds across Nasdaq-listed securities. This represented the second highest volume of shares crossed since implementing the Closing Cross in 2004, demonstrating Nasdaq’s robust and resilient market infrastructure.

•For the three months ended June 30, 2023, we returned $109 million to shareholders through dividend payments.
•    In July 2023, the board of directors approved a regular quarterly cash dividend of $0.22 per share on our outstanding common stock.
•As of June 30, 2023, the remaining amount authorized for share repurchases under our share repurchase program was $491 million.
Nasdaq's Operating Results
The following tables summarize our financial performance for the three and six months ended June 30, 2023 compared to the same periods in 2022. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$925	$893	3.6%
Operating expenses	543	481	12.9%
Operating income	382	412	(7.3)%
Net income attributable to Nasdaq	$267	$307	(13.0)%
Diluted earnings per share	$0.54	$0.62	(12.9)%
Cash dividends declared per common share	$0.22	$0.20	10.0%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$1,838	$1,785	3.0%
Operating expenses	1,044	968	7.9%
Operating income	794	817	(2.8)%
Net income attributable to Nasdaq	$568	$590	(3.7)%
Diluted earnings per share	$1.15	$1.18	(2.5)%
Cash dividends declared per common share	$0.42	$0.38	10.5%
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

The following chart summarizes our quarterly annualized SaaS revenues for our Solutions Businesses, which are comprised of the Capital Access Platforms and Anti-Financial Crime segments and the Marketplace Technology business within the Market Platforms segment, for June 30, 2023 and 2022 (in millions):

Segment Operating Results
The following table presents our revenues by segment, transaction-based expenses for our Market Platforms segment and total revenues less transaction-based expenses:

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Market Platforms	$905	$1,051	(13.9)%
Capital Access Platforms	438	422	3.8%
Anti-Financial Crime	89	75	18.7%
Other revenues	1	4	(75.0)%
Total revenues	$1,433	$1,552	(7.7)%
Transaction rebates	(444)	(529)	(16.1)%
Brokerage, clearance and exchange fees	(64)	(130)	(50.8)%
Total revenues less transaction-based expenses	$925	$893	3.6%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Market Platforms	$1,938	$2,090	(7.3)%
Capital Access Platforms	854	841	1.5%
Anti-Financial Crime	173	147	17.7%
Other revenues	1	9	(88.9)%
Total revenues	2,966	3,087	(3.9)%
Transaction rebates	(931)	(1,111)	(16.2)%
Brokerage, clearance and exchange fees	(197)	(191)	3.1%
Total revenues less transaction-based expenses	$1,838	$1,785	3.0%

The following charts present our Market Platforms, Capital Access Platforms and Anti-Financial Crime segments as a percentage of our total revenues, less transaction-based expenses. Percentage of Revenues Less Transaction-based Expenses by Segment for the three and six months June 30, 2023 and 2022:
In the charts above, Other revenues are not shown as they account for less than 1.0%.

MARKET PLATFORMS
The following tables present revenues from our Market Platforms segment:

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Trading Services	$758	$911	(16.8)%
Marketplace Technology	147	140	5.0%
Total Market Platforms	$905	$1,051	(13.9)%
Transaction-based expenses:
Transaction rebates	(444)	(529)	(16.1)%
Brokerage, clearance and exchange fees	(64)	(130)	(50.8)%
Total Market Platforms, net	$397	$392	1.3%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Trading Services	$1,646	$1,818	(9.5)%
Marketplace Technology	292	272	7.4%
Total Market Platforms	$1,938	$2,090	(7.3)%
Transaction-based expenses:
Transaction rebates	(931)	(1,111)	(16.2)%
Brokerage, clearance and exchange fees	(197)	(191)	3.1%
Total Market Platforms, net	$810	$788	2.8%
Trading Services
Our Trading Services business includes equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, U.S. Tape plans and other revenues. The following tables present net revenues by product from our Trading Services business:

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
U.S. Equity Derivative Trading	$89	$88	1.1%
Cash Equity Trading	103	105	(1.9)%
U.S. Tape plans	35	36	(2.8)%
Other	23	23	—%
Trading Services, net	$250	$252	(0.8)%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
U.S. Equity Derivative Trading	$191	$182	4.9%
Cash Equity Trading	206	206	—%
U.S. Tape plans	72	77	(6.5)%
Other	49	51	(3.9)%
Trading Services, net	$518	$516	0.4%
In the tables above, Other includes Nordic fixed income trading & clearing, Nordic derivatives, Nordic commodities, and Canadian cash equities trading.
U.S. Equity Derivative Trading
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative Trading business:

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
U.S. Equity Derivative Trading Revenues	$297	$295	0.7%
Section 31 fees	10	14	(28.6)%
Transaction-based expenses:
Transaction rebates	(207)	(206)	0.5%
Section 31 fees	(10)	(14)	(28.6)%
Brokerage and clearance fees	(1)	(1)	—%
U.S. Equity derivative trading revenues, net	$89	$88	1.1%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
U.S. Equity Derivative Trading Revenues	$624	$622	0.3%
Section 31 fees	33	19	73.7%
Transaction-based expenses:
Transaction rebates	(431)	(438)	(1.6)%
Section 31 fees	(33)	(19)	73.7%
Brokerage and clearance fees	(2)	(2)	—%
U.S. Equity derivative trading revenues, net	$191	$182	4.9%

Section 31 fees are recorded as U.S. equity derivative and cash equity trading revenues with a corresponding amount recorded in transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value traded. Section 31 fees decreased in the second quarter of 2023 compared with the same period in 2022 primarily due to lower average SEC fee rates. Section 31 fees increased in the first six months of 2023 compared with the same period in 2022 primarily due to higher average SEC fee rates. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Three Months Ended June 30,
	2023	2022
U.S. equity options
Total industry average daily volume (in millions)	39.2	36.7
Nasdaq PHLX matched market share	11.5%	11.7%
The Nasdaq Options Market matched market share	6.4%	8.2%
Nasdaq BX Options matched market share	3.0%	2.1%
Nasdaq ISE Options matched market share	6.0%	5.4%
Nasdaq GEMX Options matched market share	2.2%	2.4%
Nasdaq MRX Options matched market share	1.6%	1.6%
Total matched market share executed on Nasdaq’s exchanges	30.7%	31.4%

	Six Months Ended June 30,
	2023	2022
U.S. equity options
Total industry average daily volume (in millions)	40.8	38.3
Nasdaq PHLX matched market share	11.3%	11.6%
The Nasdaq Options Market matched market share	6.8%	8.3%
Nasdaq BX Options matched market share	3.1%	2.1%
Nasdaq ISE Options matched market share	5.8%	5.6%
Nasdaq GEMX Options matched market share	2.1%	2.4%
Nasdaq MRX Options matched market share	1.6%	1.7%
Total matched market share executed on Nasdaq’s exchanges	30.7%	31.7%
U.S. equity derivative trading revenues and U.S. equity derivative trading revenues less transaction-based expenses increased in the second quarter compared with the same period in 2022 primarily due to higher industry trading volumes, partially offset by lower capture rates and lower overall matched market share executed on Nasdaq's exchanges.

U.S. equity derivative trading revenues and U.S. equity derivative trading revenues less transaction-based expenses increased in first six months of 2023 compared with the same period in 2022 primarily due to higher industry trading volumes, partially offset by lower overall matched market share executed on Nasdaq's exchanges.
Transaction rebates, in which we credit a portion of the execution charge to the market participant, remained relatively flat in the second quarter of 2023 compared with the same period in 2022. Transaction rebates decreased in the first six months of 2023 compared with the same period in 2022 primarily due to lower rebate capture rate and lower overall U.S. matched market share executed on Nasdaq's exchanges, partially offset by higher industry trading volumes.

Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity Trading business:

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Cash Equity Trading Revenues	$339	$427	(20.6)%
Section 31 fees	49	108	(54.6)%
Transaction-based expenses:
Transaction rebates	(232)	(315)	(26.3)%
Section 31 fees	(49)	(108)	(54.6)%
Brokerage, clearance and exchange fees	(4)	(7)	(42.9)%
Cash equity trading revenues less transaction-based expenses	$103	$105	(1.9)%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Cash Equity Trading Revenues	$705	$875	(19.4)%
Section 31 fees	152	157	(3.2)%
Transaction-based expenses:
Transaction rebates	(489)	(656)	(25.5)%
Section 31 fees	(152)	(157)	(3.2)%
Brokerage and clearance fees	(10)	(13)	(23.1)%
Cash equity trading revenues, net	$206	$206	—%
See the discussion in "U.S. Equity Derivative Trading" for an explanation of Section 31 fees for the second quarter of 2023 as compared to the same period in 2022. Section 31 fees decreased in the first six months of 2023 compared with the same period in 2022 primarily due to lower U.S. industry trading volumes partially offset by higher average SEC fee rates. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Three Months Ended June 30,
	2023	2022
Total U.S.-listed securities
Total industry average daily share volume (in billions)	10.8	12.6
Matched share volume (in billions)	113.7	139.0
The Nasdaq Stock Market matched market share	16.3%	16.5%
Nasdaq BX matched market share	0.4%	0.5%
Nasdaq PSX matched market share	0.4%	0.8%
Total matched market share executed on Nasdaq’s exchanges	17.1%	17.8%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	34.2%	34.3%
Total market share	51.3%	52.1%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	687,158	948,874
Total average daily value of shares traded (in billions)	$4.7	$5.7
Total market share executed on Nasdaq’s exchanges	71.4%	72.2%

	Six Months Ended June 30,
	2023	2022
Total U.S.-listed securities
Total industry average daily share volume (in billions)	11.3	12.7
Matched share volume (in billions)	235.5	281.2
The Nasdaq Stock Market matched market share	16.1%	16.4%
Nasdaq BX matched market share	0.3%	0.5%
Nasdaq PSX matched market share	0.4%	0.8%
Total matched market share executed on Nasdaq’s exchanges	16.8%	17.7%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	32.9%	33.9%
Total market share	49.7%	51.6%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	739,480	1,043,461
Total average daily value of shares traded (in billions)	$5.0	$6.4
Total market share executed on Nasdaq’s exchanges	70.1%	72.6%
In the tables above, total market share includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.
Cash equity trading revenues decreased in the second quarter and first six months of 2023 compared with the same periods in 2022 primarily due to lower U.S. industry trading volumes, lower overall U.S. matched market share executed on Nasdaq's exchanges, as well as lower capture rates.

Cash equity trading revenues less transaction-based expenses remained relatively flat in the second quarter and first six months of 2023 compared with the same periods in 2022 primarily due to higher U.S. capture rate, partially offset by lower industry trading volumes and lower overall U.S. matched market share executed on Nasdaq's exchanges.
Transaction rebates decreased in the second quarter and first six months of 2023 compared with the same periods in 2022. For The Nasdaq Stock Market and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The decrease was primarily due to lower U.S. industry volumes, lower rebate capture rate and lower U.S. matched market share executed on Nasdaq's exchanges.
U.S. Tape Plans
The following table presents revenues from our U.S. Tape plans business:

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
U.S. Tape plans	$35	$36	(2.8)%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
U.S. Tape plans	$72	$77	(6.5)%
U.S. Tape plans revenues remained relatively flat in the second quarter of 2023 compared with the same period in 2022. U.S. Tape plans revenues decreased in the first six months of 2023 compared with the same period in 2022 primarily due to lower collections from under-reported usage.
Other
Other includes Nordic fixed income trading and clearing, Nordic derivatives, Nordic commodities and Canadian cash equities trading. The following table presents revenue and a key driver from our Other business:

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Other	$23	$23	—%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Other	$49	$51	(3.9)%
In the table above, Other includes transaction rebates of $5 million and $8 million for the three months ended June 30, 2023 and 2022, respectively, and $11 million and $17 million for the six months ended June 30, 2023 and 2022, respectively.

	Three Months Ended June 30,
	2023	2022
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	307,754	277,008

	Six Months Ended June 30,
	2023	2022
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	326,687	322,390
In the tables above, Nasdaq Nordic and Nasdaq Baltic total average daily volume of options and futures contracts include Finnish option contracts traded on Eurex for which Nasdaq and Eurex have a revenue sharing arrangement.
Other revenues remained relatively flat in the second quarter and the first six months of 2023 compared with the same periods in 2022.
Marketplace Technology
Marketplace Technology includes our trade management services and market technology businesses.
The following tables present revenues and key drivers from our Marketplace Technology business:

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Marketplace Technology	$147	$140	5.0%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Marketplace Technology	$292	$272	7.4%

	As of or Three Months Ended June 30,
	2023	2022
	(in millions)
ARR	$516	$492
Quarterly annualized SaaS revenues	38	39
Order intake	90	89

	Six Months Ended June 30,
	2023	2022
	(in millions)
Order intake	122	127
In the table above, order intake is for our market technology business and represents the total contract value of orders signed during the period.
Marketplace technology revenues increased in the second quarter and first six months of 2023 compared with the same periods in 2022 primarily due to higher trade management services revenues associated with increased demand for connectivity services, including testing for FINRA services, as well as higher market technology revenues due to higher support licensing and higher professional services fees.
CAPITAL ACCESS PLATFORMS
The following tables present revenues and key drivers from our Capital Access Platforms segment:

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Data & Listing Services	$187	$183	2.2%
Index	129	124	4.0%
Workflow & Insights	122	115	6.1%
Total Capital Access Platforms	$438	$422	3.8%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Data & Listing Services	$373	$365	2.2%
Index	239	246	(2.8)%
Workflow & Insights	242	230	5.2%
Total Capital Access Platforms	$854	$841	1.5%

	As of or Three Months Ended June 30,
	2023	2022
	(in millions)
ARR	$1,218	$1,167
Quarterly annualized SaaS revenues	394	367
Data & Listing Services Revenues
The following table presents key drivers from our Data & Listing Services business:

	Three Months Ended June 30,
	2023	2022
IPOs
The Nasdaq Stock Market	23	38
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1	17
Total new listings
The Nasdaq Stock Market	62	84
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	6	25

	Six Months Ended June 30,
	2023	2022
IPOs
The Nasdaq Stock Market	63	108
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	3	30
Total new listings
The Nasdaq Stock Market	143	194
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	13	44
Number of listed companies
The Nasdaq Stock Market	4,106	4,269
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,249	1,260
In the tables above:
•The Nasdaq Stock Market new listings include IPOs, including issuers that switched from other listing venues and separately listed ETPs. For the three months ended June 30, 2023 and 2022, IPOs included 5 and 16 SPACs, respectively. For the six months ended June 30, 2023 and 2022, IPOs included 15 and 59 SPACs, respectively.
•Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic new listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.
•Number of total listed companies on The Nasdaq Stock Market for the six months ended June 30, 2023 and 2022 included 547 and 465 ETPs, respectively.
•Number of total listed companies on the exchanges that comprise Nasdaq Nordic and Nasdaq Baltic represents companies listed on these exchanges and companies on the alternative markets of Nasdaq First North.

Data & Listing Services revenues increased in the second quarter and first six months of 2023 compared with the same periods in 2022. The increase was primarily due to an increase in proprietary data revenues driven largely by higher international demand and annual listing fee growth, partially offset by lower initial listings fees. The increase in the first six months of 2023 was also partially offset by the unfavorable impact of changes in foreign exchange rates.
Index Revenues
The following tables present key drivers from our Index business:

	As of or Three Months Ended June 30,
	2023	2022
Number of licensed ETPs	386	374
TTM change in period end ETP AUM tracking Nasdaq indexes (in billions)
Beginning balance	$321	$415
Net appreciation (depreciation)	73	(90)
Net impact of ETP sponsor switches	(1)	(75)
Net inflows	25	71
Ending balance	$418	$321
Quarterly average ETP AUM tracking Nasdaq indexes (in billions)	$381	$350
In the table above, TTM represents trailing twelve months.
Index revenues increased in the second quarter of 2023, compared with the same period in 2022, primarily due to higher AUM in exchange traded products linked to Nasdaq indexes, which was partially offset by lower futures volumes. Index revenues decreased in the first six months of 2023, compared with the same period in 2022, primarily due to lower AUM in exchange traded products linked to Nasdaq indexes and lower futures volumes.
Workflow & Insights Revenues
Workflow & Insights revenues increased in the second quarter and first six months of 2023 compared with the same periods in 2022. The increase was due to an increase in both corporate solutions and analytics revenues. The increase in our corporate solutions revenues was primarily due to continued demand for our Investor Relations Intelligence and ESG solutions. The increase in analytics revenues was primarily due to the growth in our eVestment and Solovis product offerings.
ANTI-FINANCIAL CRIME
The following tables present revenues and key drivers from our Anti-Financial Crime segment:

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Anti-Financial Crime	$89	$75	18.7%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Anti-Financial Crime	$173	$147	17.7%

	As of or Three Months Ended June 30,
	2023	2022
	(in millions)
ARR	$339	$288
Total signed ARR	365	305
Quarterly annualized SaaS revenues	323	273
In the table above, total signed ARR reflects ARR recognized as revenue in the current period as well as ARR for new contracts signed but not yet commenced.
Anti-Financial Crime revenues increased in the second quarter and first six months of 2023 compared with the same periods in 2022 primarily due to an increase in demand for fraud detection and anti-money laundering solutions and strong performance by our surveillance business.
OTHER REVENUES
For the three and six months ended June 30, 2023 and 2022, Other revenues include a transitional services agreement associated with a divested business.

EXPENSES
Operating Expenses
The following table presents our operating expenses:

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Compensation and benefits	$261	$247	5.7%
Professional and contract services	30	29	3.4%
Computer operations and data communications	56	50	12.0%
Occupancy	32	25	28.0%
General, administrative and other	22	34	(35.3)%
Marketing and advertising	9	11	(18.2)%
Depreciation and amortization	65	65	—%
Regulatory	9	8	12.5%
Merger and strategic initiatives	45	12	275.0%
Restructuring charges	14	—	N/M
Total operating expenses	$543	$481	12.9%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Compensation and benefits	$517	$501	3.2%
Professional and contract services	61	64	(4.7)%
Computer operations and data communications	110	101	8.9%
Occupancy	71	52	36.5%
General, administrative and other	35	55	(36.4)%
Marketing and advertising	19	21	(9.5)%
Depreciation and amortization	134	132	1.5%
Regulatory	17	15	13.3%
Merger and strategic initiatives	47	27	74.1%
Restructuring charges	33	—	N/M
Total operating expenses	$1,044	$968	7.9%
_________
N/M Not meaningful.
The increase in compensation and benefits expense in the second quarter and first six months of 2023 compared with the same periods in 2022 was primarily driven by increased headcount and the impact of merit increases, partially offset by a favorable impact from foreign exchange rates of $5 million and $13 million, respectively.
Headcount, including employees of non-wholly owned consolidated subsidiaries, increased to 6,565 employees as of June 30, 2023 from 6,214 as of June 30, 2022, reflecting growth across each of our three segments.
Professional and contract services expense remained relatively flat in the second quarter of 2023 compared with the same period in 2022. Professional and contract services expense decreased in the first six months of 2023 compared with the same period in 2022 primarily due to reduced consulting costs and legal fees.
Computer operations and data communications expense increased in the second quarter and first six months of 2023 compared with the same periods in 2022 primarily due to higher costs related to our cloud initiatives.
Occupancy expense increased in the second quarter and first six months of 2023 compared with the same periods in 2022 primarily due to asset impairment charges related to our lease assets. In the first quarter of 2023, we initiated a review of our real estate and facility capacity requirements due to our new and evolving work models. As a result of this ongoing review, for the three and six months ended June 30, 2023, we recorded $5 million and $18 million, respectively, in impairment charges and exit related costs following the abandonment of leased office space.
General, administrative and other expense decreased in the second quarter and first six months of 2023 compared with the same periods in 2022 primarily due to a loss on extinguishment of debt in the second quarter of 2022. The decrease in the first six months of 2023 also includes an insurance recovery related to a legal matter.
Marketing and advertising expense decreased in the second quarter and first six months of 2023 compared with the same periods in 2022 primarily due to lower client incentives resulting from lower IPO activity.
Depreciation and amortization expense remained flat in the second quarter of 2023 compared with 2022. Depreciation and amortization expense increased in the first six months of 2023 compared with the same period in 2022 as a result of our impairment of leasehold improvements related to vacated leased office space, partially offset by a favorable impact from foreign exchange rates. See Note 15, “Leases,” to the condensed consolidated financial statements for further discussion of our asset impairment charges related to vacated leased office space.
Regulatory expense remained relatively flat in the second quarter and first six months of 2023 compared with the same periods in 2022.

We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years, which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs and vary based on the size and frequency of the activities described above. The increase for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily reflects higher expenses related to the announced Adenza acquisition.
Restructuring charges increased in the second quarter and first six months of 2023 as a result of charges from our 2022 divisional alignment program. See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion. We expect to achieve benefits, in the form of combined annual run rate operating efficiencies and revenue synergies of approximately $30 million annually by 2025.
Non-operating Income and Expenses
The following table presents our non-operating income and expenses:

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Interest income	$8	$—	N/M
Interest expense	(36)	(32)	12.5%
Net interest expense	(28)	(32)	(12.5)%
Other income (loss)	(6)	8	(175.0)%
Net income (loss) from unconsolidated investees	(11)	9	(222.2)%
Total non-operating expense	$(45)	$(15)	200.0%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Interest income	$15	$1	1,400.0%
Interest expense	(73)	(64)	14.1%
Net interest expense	(58)	(63)	(7.9)%
Other income (loss)	(7)	2	(450.0)%
Net income from unconsolidated investees	3	15	(80.0)%
Total non-operating expenses	$(62)	$(46)	34.8%
_________
N/M Not meaningful.
The following table presents our interest expense:

	Three Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Interest expense on debt	$34	$30	13.3%
Accretion of debt issuance costs and debt discount	1	1	—%
Other fees	1	1	—%
Interest expense	$36	$32	12.5%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Interest expense on debt	$69	$59	16.9%
Accretion of debt issuance costs and debt discount	3	4	(25.0)%
Other fees	1	1	—%
Interest expense	$73	$64	14.1%
Interest income increased in the second quarter of 2023 compared with the same period in 2022 primarily due to an increase in interest rates and a higher cash balance.
Interest expense increased in the second quarter and first six months of 2023 compared with the same periods in 2022 primarily due to an increase in interest rates related to borrowings under our commercial paper program as well as the new debt issued in June 2023 to finance the Adenza acquisition.
Other income (loss) primarily represents realized and unrealized gains and losses from strategic investments related to our corporate venture program.
Net income (loss) from unconsolidated investees decreased in the second quarter of 2023 compared with 2022 primarily due losses recognized from our equity method investments in OCC and NPM. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.

Tax Matters
The following table presents our income tax provision and effective tax rate:

	Three Months Ended June 30,		Percentage Change
	2023	2022
	($ in millions)
Income tax provision	$70	$90	(22.2)%
Effective tax rate	20.8%	22.7%

	Six Months Ended June 30,		Percentage Change
	2023	2022
	(in millions)
Income tax provision	$165	$182	(9.3)%
Effective tax rate	22.5%	23.6%
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. These expenses primarily include integration costs, as well as legal, due diligence and other third-party transaction costs. The increase for the three and six months ended June 30, 2023 compared to the same periods in 2022 primarily reflects higher expenses related to the announced Adenza acquisition.
•Restructuring charges: In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of our 2022 divisional alignment program.
•Net income from unconsolidated investees: We exclude our share of the earnings and losses of our equity method investments, primarily our equity interest in OCC and NPM. This provides a more meaningful analysis of Nasdaq’s ongoing operating performance or comparisons in Nasdaq’s performance between periods. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.

•Other items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq. Other significant items include:
◦for the three and six months ended June 30, 2023, other items include impairment charges related to our operating lease assets and leasehold improvements associated with vacating certain leased office space, which are recorded in occupancy and depreciation and amortization expense in our Condensed Consolidated Statements of Income;
◦for the three and six months ended June 30, 2023, other items also include insurance recoveries related to certain legal matters, which are recorded in professional and contract services and general, administrative and other expense in the Condensed Consolidated Statements of Income;
◦for the three and six months ended June 30, 2023 and 2022, other items also include net gains and losses from strategic investments entered into through our corporate venture program included in other income in our Condensed Consolidated Statements of Income; and
◦for the three and six months ended June 30, 2022, other items primarily include a loss on extinguishment of debt, which is recorded under general, administrative and other expense in our Condensed Consolidated Statements of Income.
•Significant tax items: The non-GAAP adjustment to the income tax provision for the three and six months ended June 30, 2023 and 2022 primarily includes the tax impact of each non-GAAP adjustment.
The following tables present reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended June 30,
	2023	2022
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$267	$307
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	37	39
Merger and strategic initiatives expense	45	12
Restructuring charges	14	—
Lease asset impairments	5	—
Extinguishment of debt	—	16
Net loss (income) from unconsolidated investees	11	(9)
Other income (loss)	8	(8)
Total non-GAAP adjustments	120	50
Total non-GAAP tax adjustments	(37)	(15)
Total non-GAAP adjustments, net of tax	83	35
Non-GAAP net income attributable to Nasdaq	$350	$342

U.S. GAAP effective tax rate	20.8%	22.7%
Total adjustments from non-GAAP tax rate	2.6%	0.8%
Non-GAAP effective tax rate	23.4%	23.5%

Weighted-average common shares outstanding for diluted earnings per share	493.6	496.6

U.S. GAAP diluted earnings per share	$0.54	$0.62
Total adjustments from non-GAAP net income	0.17	0.07
Non-GAAP diluted earnings per share	$0.71	$0.69

	Six Months Ended June 30,
	2023	2022
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$568	$590
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	75	78
Merger and strategic initiatives expense	47	27
Restructuring charges	33	—
Lease asset impairments	23	—
Extinguishment of debt	—	16
Net income from unconsolidated investees	(3)	(14)
Other income (loss)	(2)	2
Total non-GAAP adjustments	173	109
Total non-GAAP tax adjustments	(52)	(29)
Total non-GAAP adjustments, net of tax	121	80
Non-GAAP net income attributable to Nasdaq	$689	$670

U.S. GAAP effective tax rate	22.5%	23.6%
Total adjustments from non-GAAP tax rate	1.5%	0.4%
Non-GAAP effective tax rate	24.0%	24.0%

Weighted-average common shares outstanding for diluted earnings per share	494.2	499.2

U.S. GAAP diluted earnings per share	$1.15	$1.18
Total adjustments from non-GAAP net income	0.24	0.16
Non-GAAP diluted earnings per share	$1.39	$1.34
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
The value of various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, the current portion of long-term debt, and commercial paper, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $5,067 million as of June 30, 2023, compared with $(231) million as of December 31, 2022, an increase of $5,298 million. The increase was primarily driven by an increase in cash and cash equivalents and financial investments and a decrease in short-term debt, partially offset by an increase in deferred revenue. We expect that our cash and cash equivalents combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity and access to additional financing, including our commercial paper program, provides us additional flexibility to meet our ongoing obligations.
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
•    a significant decrease in the market price of our common stock; and
•    volatility or disruption in the public debt and equity markets.
The following table summarizes our financial assets:

	June 30, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$5,347	$502
Financial investments	288	181
Total financial assets	$5,635	$683
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of June 30, 2023, our cash and cash equivalents of $5,347 million were primarily invested in bank deposits, commercial paper and money market funds. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of June 30,

2023 increased $4,845 million from December 31, 2022. The increase reflected proceeds from issuances of long-term debt, net of issuance costs, in connection with the financing of the Adenza transaction. For further discussion, see “Financing of the Adenza Transaction,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $253 million as of June 30, 2023 and $275 million as of December 31, 2022. The remaining balance held in the U.S. totaled $5,094 million as of June 30, 2023 and $227 million as of December 31, 2022.
Unremitted earnings of certain subsidiaries outside of the U.S. are used to finance our international operations and are considered to be indefinitely reinvested.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Six Months Ended June 30,
	2023	2022
Net cash provided by (used in):	(in millions)
Operating activities	$979	$980
Investing activities	(292)	(244)
Financing activities	4,416	2,703
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(230)	(682)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	4,873	2,757
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	6,994	5,496
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$11,867	$8,253
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$5,347	$454
Restricted cash and cash equivalents	23	30
Restricted cash and cash equivalents (default funds and margin deposits)	6,497	7,769
Total	$11,867	$8,253
Net Cash Provided by Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items such as: depreciation and amortization expense of property and equipment, amortization expense of acquired finite-lived intangible assets, expense associated with share-based compensation, deferred income taxes, extinguishment of debt and bridge fees, non-cash restructuring charges, operating lease asset impairments and net income from unconsolidated investees.
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
Net cash provided by operating activities decreased $1 million for the six months ended June 30, 2023 compared with the same period in 2022. The decrease was primarily driven by Section 31 fees payable to the SEC due to lower average SEC fee rates in 2023 as compared to 2022 and timing of payment, partially offset by a decrease in receivables primarily due to a decrease in SEC 31 fees receivable as well as timing of collection. The remaining change was primarily due to other fluctuations in our working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2023 primarily related to net purchases of trading securities of $115 million, net purchases of investments related to default funds and margin deposits of $103 million and purchases of property and equipment of $79 million, partially offset by proceeds of $5 million from other investing activities.
Net cash used in investing activities for the six months ended June 30, 2022 primarily related to net purchases of investments related to default funds and margin deposits of $202 million, purchases of property and equipment of $77 million and $41 million of cash used for acquisitions, net of cash and cash equivalents acquired, partially offset by proceeds of $55 million from other investing activities and net proceeds from sales and redemptions of securities of $21 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 primarily related to $5,016 million proceeds from issuances of senior unsecured notes, in connection with the Adenza transaction, net of debt issuance costs and an increase in default funds and margin deposits of $364 million, partially offset by $524 million from repayments of our commercial paper, net, $206 million of dividend payments to our shareholders, $159 million in repurchases of common stock and $68 million of payments related to employee shares withheld for taxes.
Net cash provided by financing activities for the six months ended June 30, 2022 primarily related to an increase in default funds and margin deposits of $3,554 million, proceeds of $541 million from the issuances of long-term-debt, partially offset by $499 million for extinguishment of our 2024 Notes, $325 million of repurchases of common stock pursuant to the ASR agreement, $308 million in other repurchases of common stock and $186 million of dividend payments to our shareholders.

See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
See “Share Repurchase Program,” and “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program and cash dividends paid on our common stock.
Financial Investments
Our financial investments totaled $288 million as of June 30, 2023 and $181 million as of December 31, 2022. Of these securities, $156 million as of June 30, 2023 and $161 million as of December 31, 2022 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of June 30, 2023, our required regulatory capital of $120 million was primarily comprised of highly rated European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, NFSTX, LLC, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of June 30, 2023, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $26 million, substantially all of which is held in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of June 30, 2023, our required regulatory capital of $34 million was primarily invested in European mortgage bonds and Icelandic government bonds that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of June 30, 2023, other required regulatory capital of $10 million, primarily related to Nasdaq Central Securities Depository, was primarily invested in European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
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
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends paid per common share on our outstanding common stock:

	2023	2022
First quarter	$0.20	$0.18
Second quarter	0.22	0.20
Total	$0.42	$0.38
See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.

Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	June 30, 2023	December 31, 2022
		(in millions)
Short-term debt:
Commercial paper	Weighted-average maturity of 16 days	$140	$664
Total short-term debt		$140	$664
Long-term debt - senior unsecured notes:
2025 Notes	May 2025	497	—
2026 Notes	June 2026	499	498
2028 Notes	May 2028	992	—
2029 Notes	March 2029	650	637
2030 Notes	February 2030	650	637
2031 Notes	January 2031	644	644
2032 Notes	February 2032	810	—
2033 Notes	July 2033	666	653
2034 Notes	February 2034	1,240	—
2040 Notes	December 2040	644	644
2050 Notes	April 2050	487	486
2052 Notes	March 2052	541	541
2053 Notes	August 2053	739	—
2063 Notes	June 2063	738	—
2022 Revolving Credit Agreement	December 2027	(5)	(5)
Total long-term debt		$9,792	$4,735
Total debt obligations		$9,932	$5,399
In December 2022, Nasdaq amended and restated the 2020 Credit Facility with a new maturity date of December 16, 2027. In addition to the 2022 Revolving Credit Agreement, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These European credit facilities, which are available in multiple currencies, totaled $178 million as of June 30, 2023 and $184 million as of December 31, 2022 in available liquidity, none of which was utilized.
Financing of the Adenza Transaction
In June 2023, Nasdaq issued a series of six notes for total proceeds of $5,016 million, net of debt issuance costs, with various maturity dates ranging from 2025 to 2063. The net proceeds from these notes will be used to finance the majority of the cash consideration due in connection with the Adenza acquisition. The notes issued in connection with the Adenza financing (the 2025 Notes, the 2028 Notes, the 2032 Notes, the 2034 Notes, the 2053 Notes and the 2063 Notes) are subject to a special mandatory redemption feature pursuant to which we will be required to redeem all of the outstanding notes at a redemption price equal to 101% of the aggregate principal amount of all the notes, plus accrued and unpaid interest, in the event that the closing of the Adenza acquisition does not occur on or before the later of (i) the date that is five business days after September 10, 2024 and (ii) the date that is five business days after any later date to which the seller and Nasdaq mutually agree to extend.
In addition, in connection with the financing of the Adenza acquisition, we entered into the Acquisition Term Loan Agreement. The Acquisition Term Loan Agreement provides us with the ability to borrow up to $600 million to finance a portion of the cash consideration for the Adenza acquisition and other amounts incurred in connection with this transaction.
Under the Acquisition Term Loan Agreement, borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR or the base rate (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq's debt rating. As of June 30, 2023, no amounts were outstanding.
As of June 30, 2023, we were in compliance with the covenants of all of our debt obligations.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
Contractual Obligations and Contingent Commitments
Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of June 30, 2023:

	Payments Due by Period
(in millions)	Total	<1 year	1-3 years	3-5 years	5+ years
Debt obligation by contractual maturity	$16,266	$461	$1,753	$1,677	$12,375
Operating lease obligations	629	76	134	107	312
Purchase obligations	424	78	106	90	150
Total	$17,319	$615	$1,993	$1,874	$12,837

In the preceding table:
•Debt obligations by contractual maturity include both principal and interest obligations. As of June 30, 2023, an interest rate of 5.2% was used to compute the amount of the contractual obligations for interest on the 2022 Revolving Credit Agreement. All other debt obligations were primarily calculated on a 365-day basis at the contractual fixed rate multiplied by the aggregate principal amount as of June 30, 2023. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
•Operating lease obligations represent our undiscounted operating lease liabilities as of June 30, 2023, as well as legally binding minimum lease payments for leases signed but not yet commenced. See Note 15, “Leases,” to the condensed consolidated financial statements for further discussion of our leases.
Acquisition of Adenza
For further discussion of our acquisition of Adenza, see “2023 Announced Acquisition,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements.
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
Financial Investments
As of June 30, 2023, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. If market interest rates were to increase immediately and uniformly by a hypothetical 100 basis points from levels as of June 30, 2023, the fair value of this portfolio would decline by $2 million.
Debt Obligations
As of June 30, 2023, substantially all of our debt obligations were fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 8, “Debt Obligations,” to the condensed consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2022 Revolving Credit Agreement, as this facility has a variable interest rate. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program, which have variable interest rates. As of June 30, 2023, we had principal amounts outstanding of $140 million of commercial paper and no amounts outstanding under our 2022 Revolving Credit Agreement. A hypothetical 100 basis points increase in interest rates on our outstanding commercial paper would increase our annual interest expense by approximately $1 million based on borrowings as of June 30, 2023.
We may utilize interest rate swap agreements to achieve a desired mix of variable and fixed rate debt.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the six months ended June 30, 2023 is presented in the following table:

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended June 30, 2023
Average foreign currency rate to the U.S. dollar	1.089	0.095	0.745	#	N/A	N/A
Percentage of revenues less transaction-based expenses	6.4%	4.1%	0.9%	3.0%	85.6%	100.0%
Percentage of operating income	11.2%	(4.7)%	(7.7)%	(5.6)%	106.8%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(6)	$(4)	$(1)	$(2)	$—	$(13)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(2)	$(3)	$(2)	$—	$(11)

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Six Months Ended June 30, 2023
Average foreign currency rate to the U.S. dollar	1.081	0.095	0.742	#	N/A	N/A
Percentage of revenues less transaction-based expenses	6.4%	4.4%	0.9%	3.0%	85.3%	100.0%
Percentage of operating income	10.7%	(4.0)%	(7.1)%	(6.0)%	106.4%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(12)	$(8)	$(2)	$(5)	$—	$(27)
Impact of a 10% adverse currency fluctuation on operating income	$(8)	$(3)	$(6)	$(5)	$—	$(22)
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
Our primary exposure to net assets in foreign currencies as of June 30, 2023 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$2,953	$295
British Pound	152	15
Norwegian Krone	136	14
Canadian Dollar	110	11
Australian Dollar	105	10
Euro	50	5
In the table above, Swedish Krona includes goodwill of $2,079 million and intangible assets, net of $471 million.
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
Changes in internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended June 30, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2023
Share repurchase program	—	$—	—	$491
Employee transactions	511,507	$54.40	N/A	N/A
May 2023
Share repurchase program	—	$—	—	$491
Employee transactions	328	$55.20	N/A	N/A
June 2023
Share repurchase program	—	$—	—	$491
Employee transactions	12,324	$54.95	N/A	N/A
Total Quarter Ended June 30, 2023
Share repurchase program	—	$—	—	$491
Employee transactions	524,159	$54.41	N/A	N/A
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2023, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit Number
2.1
Agreement and Plan of Merger, dated as of June 10, 2023, by and among Nasdaq, Inc., Argus Merger Sub 1, Inc., Argus Merger Sub 2, LLC, Adenza Holdings, Inc. and Adenza Parent, LP. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 12, 2023).*

4.1
Fourteenth Supplemental Indenture, dated as of June 28, 2023, by and between Nasdaq, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 28, 2023).

4.2
Fifteenth Supplemental Indenture, dated as of June 28, 2023, by and between Nasdaq, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 28, 2023).

4.3
Sixteenth Supplemental Indenture, dated as of June 28, 2023, by and between Nasdaq, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on June 28, 2023).

4.4
Seventeenth Supplemental Indenture, dated as of June 28, 2023, by and between Nasdaq, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on June 28, 2023).

4.5
Eighteenth Supplemental Indenture, dated as of June 28, 2023, by and between Nasdaq, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on June 28, 2023).

4.6
Nineteenth Supplemental Indenture, dated as of June 28, 2023, by and between Nasdaq, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee and HSBC Bank USA, National Association, as paying agent, registrar and transfer agent (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed on June 28, 2023).

10.1	Amended and Restated Board Compensation Policy, effective on June 21, 2023.**

10.2	Form of Nasdaq Restricted Stock Unit Award Certificate (employees).**

10.3	Form of Nasdaq Restricted Stock Unit Award Certificate (directors).**

10.4	Form of Nasdaq Three-Year Performance Share Unit Agreement.**

10.5
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 16, 2023, among Nasdaq, Inc., a Delaware corporation, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2023).

10.6
Term Loan Credit Agreement, dated as of June 28, 2023, among Nasdaq, Inc., the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 28, 2023).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101	The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and six months ended June 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
* Certain of the exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended.
** Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	August 2, 2023

By:	/s/ Ann M. Dennison
Name:	Ann M. Dennison
Title:	Executive Vice President and Chief Financial Officer
Date:	August 2, 2023