Form 10-Q
period 2023-09-30
NASDAQ, INC.
filed 2023-11-03
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2023
Common Stock, $0.01 par value per share	576,964,570	shares

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,340	$502
Restricted cash and cash equivalents	25	22
Default funds and margin deposits (including restricted cash and cash equivalents of $5,469 and $6,470, respectively)	5,935	7,021
Financial investments	272	181
Receivables, net	595	677
Other current assets	184	201
Total current assets	12,351	8,604
Property and equipment, net	542	532
Goodwill	7,988	8,099
Intangible assets, net	2,446	2,581
Operating lease assets	397	444
Other non-current assets	626	608
Total assets	$24,350	$20,868

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$286	$185
Section 31 fees payable to SEC	19	243
Accrued personnel costs	211	243
Deferred revenue	451	357
Other current liabilities	146	122
Default funds and margin deposits	5,935	7,021
Short-term debt	—	664
Total current liabilities	7,048	8,835
Long-term debt	9,703	4,735
Deferred tax liabilities, net	509	456
Operating lease liabilities	412	452
Other non-current liabilities	199	226
Total liabilities	17,871	14,704

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 514,134,579 at September 30, 2023 and 513,157,630 at December 31, 2022; shares outstanding: 491,316,638 at September 30, 2023 and 491,592,491 at December 31, 2022	5	5
Additional paid-in capital	1,394	1,445
Common stock in treasury, at cost: 22,817,941 shares at September 30, 2023 and 21,565,139 shares at December 31, 2022	(585)	(515)
Accumulated other comprehensive loss	(2,102)	(1,991)
Retained earnings	7,755	7,207
Total Nasdaq stockholders’ equity	6,467	6,151
Noncontrolling interests	12	13
Total equity	6,479	6,164
Total liabilities and equity	$24,350	$20,868
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Market Platforms	$892	$1,046	$2,813	$3,121
Capital Access Platforms	456	422	1,309	1,262
Anti-Financial Crime	93	77	265	224
Other revenues	10	12	30	37
Total revenues	1,451	1,557	4,417	4,644
Transaction-based expenses:
Transaction rebates	(447)	(494)	(1,377)	(1,605)
Brokerage, clearance and exchange fees	(64)	(173)	(262)	(364)
Revenues less transaction-based expenses	940	890	2,778	2,675
Operating expenses:
Compensation and benefits	260	249	777	750
Professional and contract services	31	34	92	97
Computer operations and data communications	58	50	168	150
Occupancy	28	25	99	78
General, administrative and other	26	38	62	94
Marketing and advertising	12	10	30	31
Depreciation and amortization	64	63	198	195
Regulatory	9	9	27	24
Merger and strategic initiatives	4	14	51	41
Restructuring charges	17	—	49	—
Total operating expenses	509	492	1,553	1,460
Operating income	431	398	1,225	1,215
Interest income	72	2	86	3
Interest expense	(101)	(32)	(174)	(96)
Other income (loss)	1	6	(6)	8
Net income (loss) from unconsolidated investees	(12)	8	(8)	23
Income before income taxes	391	382	1,123	1,153
Income tax provision	97	88	262	270
Net income	294	294	861	883
Net loss attributable to noncontrolling interests	—	—	1	1
Net income attributable to Nasdaq	$294	$294	$862	$884
Per share information:
Basic earnings per share	$0.60	$0.60	$1.76	$1.79
Diluted earnings per share	$0.60	$0.59	$1.74	$1.77
Cash dividends declared per common share	$0.22	$0.20	$0.64	$0.58

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$294	$294	$861	$883
Other comprehensive income (loss):
Foreign currency translation gains (losses)	41	(155)	(96)	(428)
Income tax expense(1)	(24)	(32)	(15)	(77)
Foreign currency translation, net	17	(187)	(111)	(505)

Comprehensive income	311	107	750	378
Comprehensive loss attributable to noncontrolling interests	—	—	1	1
Comprehensive income attributable to Nasdaq	$311	$107	$751	$379
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on Euro denominated notes.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders' Equity
(unaudited)
(in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Shares	$	Shares	$	Shares	$	Shares	$
Common stock	491	5	491	5	492	5	500	5

Additional paid-in capital
Beginning balance		1,363		1,382		1,445		1,949
Share repurchase program	—	—	—	—	(3)	(159)	(11)	(308)
ASR agreement	—	—	—	—	—	—	—	(325)
Share-based compensation	—	31	—	26	3	90	3	76
Other issuances of common stock, net	—	—	—	—	—	18	—	16
Ending balance		1,394		1,408		1,394		1,408

Common stock in treasury, at cost
Beginning balance		(583)		(509)		(515)		(437)
Other employee stock activity	—	(2)	—	(1)	(1)	(70)	(1)	(73)
Ending balance		(585)		(510)		(585)		(510)

Accumulated other comprehensive loss
Beginning balance		(2,119)		(1,905)		(1,991)		(1,587)
Other comprehensive income (loss)		17		(187)		(111)		(505)
Ending balance		(2,102)		(2,092)		(2,102)		(2,092)

Retained earnings
Beginning balance		7,569		6,869		7,207		6,465
Net income attributable to Nasdaq		294		294		862		884
Cash dividends declared and paid		(108)		(99)		(314)		(285)
Ending balance		7,755		7,064		7,755		7,064

Total Nasdaq stockholders’ equity		6,467		5,875		6,467		5,875

Noncontrolling interests
Beginning balance		12		9		13		10
Net activity related to noncontrolling interests		—		—		(1)		(1)
Ending balance		12		9		12		9

Total Equity	491	$6,479	491	$5,884	491	$6,479	491	$5,884

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$861	$883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198	195
Share-based compensation	90	76
Deferred income taxes	44	17
Extinguishment of debt and bridge fees	25	16
Non-cash restructuring charges	12	—
Net income (loss) from unconsolidated investees	8	(23)
Operating lease asset impairments	13	—
Other reconciling items included in net income	22	7
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	75	(69)
Other assets	25	41
Accounts payable and accrued expenses	110	27
Section 31 fees payable to SEC	(224)	—
Accrued personnel costs	(28)	(33)
Deferred revenue	90	86
Other liabilities	(42)	(11)
Net cash provided by operating activities	1,279	1,212
Cash flows from investing activities:
Purchases of securities	(530)	(263)
Proceeds from sales and redemptions of securities	427	305
Acquisition of businesses, net of cash and cash equivalents acquired	—	(41)
Purchases of property and equipment	(116)	(118)
Investments related to default funds and margin deposits, net(1)	64	44
Other investing activities	(3)	48
Net cash used in investing activities	(158)	(25)
Cash flows from financing activities:
Repayments of commercial paper, net	(662)	(221)
Repayments of debt and credit commitment	—	(499)
Payment of debt extinguishment cost and bridge fees	(25)	(16)
Proceeds from issuances of debt, net of issuance costs	5,011	541
Repurchases of common stock	(159)	(308)
ASR agreement	—	(325)
Dividends paid	(314)	(285)
Proceeds received from employee stock activity and other issuances	18	16
Payments related to employee shares withheld for taxes	(70)	(73)
Default funds and margin deposits	(779)	5,446
Other financing activities	(1)	(1)
Net cash provided by financing activities	3,019	4,275
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(300)	(1,724)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	3,840	3,738
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	6,994	5,496
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$10,834	$9,234
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$5,340	$301
Restricted cash and cash equivalents	25	51
Restricted cash and cash equivalents (default funds and margin deposits)	5,469	8,882
Total	$10,834	$9,234
Supplemental Disclosure Cash Flow Information
Interest paid	$89	$83
Income taxes paid, net of refund	$198	$204
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
Market Platforms
Our Market Platforms segment includes our Trading Services and Marketplace Technology businesses. Our Trading Services business primarily includes revenues from equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, Nordic commodities and U.S. Tape plans data. We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in certain countries where we operate exchanges, we also provide clearing, settlement and central depository services. In June 2023, we entered into an agreement to sell our European energy trading and clearing business, subject to regulatory approval. Beginning in the third quarter of 2023, revenues from this business are reflected in Other Revenues in the Condensed Consolidated Statements of Income for all periods, and in our Corporate segment for our segment disclosures.
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
Capital Access Platforms
Our Capital Access Platforms segment includes our Data & Listing Services, Index and Workflow & Insights businesses.
Our Data business sells and distributes historical and real-time market data to the sell-side, the institutional investing community, retail online brokers, proprietary trading firms and other venues, as well as internet portals and data distributors. Our data products can enhance transparency of market activity within our exchanges and provide critical information to professional and non-professional investors globally. As noted above, we entered into an agreement to sell our European energy trading and clearing business in June 2023. Beginning in the third quarter of 2023, certain data revenues from this business that were previously included in our Capital Access Platforms segment are reflected in Other Revenues in the Condensed Consolidated Statements of Income for all periods, and in our Corporate segment for our segment disclosures.
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
As of September 30, 2023, there were 4,086 total listings on The Nasdaq Stock Market, including 570 ETPs. The combined market capitalization was approximately $23.8 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,236 listed companies with a combined market capitalization of approximately $1.8 trillion.

Our Index business develops and licenses Nasdaq-branded indexes and financial products. We also license cash-settled options, futures and options on futures on our indexes. As of September 30, 2023, 393 ETPs listed on 26 exchanges in over 20 countries tracked a Nasdaq index and accounted for $411 billion in AUM.
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
Subsequent Events
We have evaluated subsequent events through the issuance date of this Quarterly Report on Form 10-Q. See Note 4, “Acquisitions,” for further discussion.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Market Platforms
Trading Services, net	$236	$239
Marketplace Technology	145	140
Capital Access Platforms
Data & Listing Services	188	179
Index	144	125
Workflow & Insights	124	118
Anti-Financial Crime	93	77
Other revenues	10	12
Revenues less transaction-based expenses	$940	$890

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Market Platforms
Trading Services, net	$739	$743
Marketplace Technology	435	409
Capital Access Platforms
Data & Listing Services	559	545
Index	383	370
Workflow & Insights	367	347
Anti-Financial Crime	265	224
Other revenues	30	37
Revenues less transaction-based expenses	$2,778	$2,675
Substantially all revenues from the Capital Access Platforms and Anti-Financial Crime segments as well as our Marketplace Technology business were recognized over time for the three months ended September 30, 2023 and 2022. For the three months ended September 30, 2023 and 2022 approximately 92.5% and 92.0%, respectively, of Trading Services revenues were recognized at a point in time and 7.5% and 8.0%, respectively, were recognized over time. For the nine months ended September 30, 2023 and 2022 approximately 92.9% and 93.3%, respectively, of Trading Services revenues were recognized at a point in time and 7.1% and 6.7%, respectively, were recognized over time.
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $13 million as of September 30, 2023 and $15 million as of December 31, 2022. There were no material upward or downward adjustments to the allowance during the nine months ended September 30, 2023. We do not have obligations for warranties, returns or refunds to customers.
For the majority of our contracts with customers, except for our market technology and listing services contracts, our performance obligations range from three months to three years and there is no significant variable consideration.
Deferred revenue is the only significant contract asset or liability as of September 30, 2023. Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations. Deferred revenue primarily represents our contract liabilities related to our fees for Annual and Initial Listings, Workflow & Insights, Market Technology and Anti-Financial Crime contracts. See Note 7, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.
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
The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of September 30, 2023:

	Market Technology	Anti-Financial Crime	Workflow & Insights	Total
	(in millions)
Remainder of 2023	$46	$105	$43	$194
2024	167	379	134	680
2025	139	180	76	395
2026	101	68	32	201
2027	70	17	22	109
2028+	110	8	11	129
Total	$633	$757	$318	$1,708

4. ACQUISITIONS
2023 Acquisition
In June 2023, we entered into a definitive agreement to acquire Adenza Holdings, Inc., or Adenza, a provider of mission-critical risk management and regulatory software to the financial services industry, for $5.75 billion in cash and a fixed amount of 85.6 million shares of Nasdaq common stock, based on the volume-weighted average price per share over 15 consecutive trading days prior to signing. Nasdaq issued $5.0 billion of debt and entered into a $600 million term loan and will use the proceeds for the cash portion of the consideration. See “Senior Unsecured Notes” and “Acquisition Term Loan Agreement” in “Financing of the Adenza Transaction” of Note 8, “Debt Obligations,” for further discussion.
On November 1, 2023, we completed the acquisition of Adenza. Immediately following the closing of the transaction, 85.6 million shares of Nasdaq common stock, at a closing price of $48.71 per share, were issued to Thoma Bravo, the sole shareholder of Adenza, and represented approximately 15% of the outstanding shares of Nasdaq. For further discussion on the rights of common stockholders refer to “Common Stock” of Note 11, “Nasdaq Stockholders' Equity.”
Due to the abbreviated timing between the November 1, 2023 acquisition date and the filing of this Form 10-Q, as well as the size and complexity of this transaction, the accounting for the business combination is not yet complete. We are in the process of determining the fair values of intangible and tangible assets acquired and liabilities assumed, including review of third-party valuations. Accordingly, we are not able to provide the preliminary allocation of consideration paid to the assets acquired and liabilities assumed. Further, the supplemental pro forma revenue and earnings of the combined entity are predicated on the completion of the business combination accounting and allocation of consideration paid.
2022 Acquisition
In June 2022, we acquired Metrio, a provider of ESG data collection, analytics and reporting services based in Montreal, Canada. Metrio is part of our Workflow & Insights business in our Capital Access Platforms segment.
Pro Forma Results and Acquisition-Related Costs
The condensed consolidated financial statements for the three and nine months ended September 30, 2023 include the financial results of the 2022 acquisition from the date of the acquisition. Pro forma financial results have not been presented since this acquisition was not material to our financial results.
Acquisition-related costs for the transactions described above were expensed as incurred and are included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2023 these costs primarily related to our planned acquisition of Adenza. For the three and nine months ended September 30, 2023, these costs mainly included consulting and legal fees. For the nine months ended September 30, 2023, these costs also included fees for the transaction bridge financing, which was subsequently terminated. We expect to incur customary costs related to transaction advisors, including advisors for the Adenza transaction, which will be included in merger and strategic initiatives expense in the Condensed Consolidated Statements of Income in the fourth quarter of 2023.
5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2023:

(in millions)
Market Platforms
Balance at December 31, 2022	$2,912
Foreign currency translation adjustments	(67)
Balance at September 30, 2023	$2,845
Capital Access Platforms
Balance at December 31, 2022	$4,178
Foreign currency translation adjustments	(40)
Balance at September 30, 2023	$4,138
Anti-Financial Crime
Balance at December 31, 2022	$1,009
Foreign currency translation adjustments	(4)
Balance at September 30, 2023	$1,005

Total
Balance at December 31, 2022	$8,099
Foreign currency translation adjustments	(111)
Balance at September 30, 2023	$7,988
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three and nine months ended September 30, 2023 and 2022; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses may result in goodwill impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	September 30, 2023	December 31, 2022
Finite-Lived Intangible Assets	(in millions)
Gross Amount
Technology	$304	$304
Customer relationships	2,005	2,005
Trade names and other	57	60
Foreign currency translation adjustment	(227)	(209)
Total gross amount	$2,139	$2,160
Accumulated Amortization
Technology	$(131)	$(97)
Customer relationships	(859)	(778)
Trade names and other	(17)	(17)
Foreign currency translation adjustment	137	120
Total accumulated amortization	$(870)	$(772)
Net Amount
Technology	$173	$207
Customer relationships	1,146	1,227
Trade names and other	40	43
Foreign currency translation adjustment	(90)	(89)
Total finite-lived intangible assets	$1,269	$1,388

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(253)	(237)
Total indefinite-lived intangible assets	$1,177	$1,193
Total intangible assets, net	$2,446	$2,581

There was no impairment of indefinite-lived intangible assets for the three and nine months ended September 30, 2023 and 2022.
The following table presents our amortization expense for acquired finite-lived intangible assets:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Amortization expense	$37	$38

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Amortization expense	$112	$116
The table below presents the estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $90 million as of September 30, 2023) of acquired finite-lived intangible assets as of September 30, 2023:

(in millions)
Remainder of 2023	$41
2024	153
2025	151
2026	148
2027	147
2028+	719
Total	$1,359
6. INVESTMENTS
The following table presents the details of our investments:

	September 30, 2023	December 31, 2022
	(in millions)
Financial investments	$272	$181
Equity method investments	378	390
Equity securities	76	86
Financial Investments
Financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $150 million as of September 30, 2023 and $161 million as of December 31, 2022 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of September 30, 2023 and 2022, our equity method investments primarily included our 40.0% equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. No impairments were recorded for the three and nine months ended September 30, 2023 and 2022.

Net income (loss) recognized from our equity interest in the earnings and losses of these equity method investments, primarily OCC and Nasdaq Private Market, LLC or NPM, was $(12) million and $8 million for the three months ended September 30, 2023 and 2022, respectively, and $(8) million and $23 million for the nine months ended September 30, 2023 and 2022, respectively.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for substantially all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the three and nine months ended September 30, 2023 and 2022. As of September 30, 2023 and December 31, 2022, our equity securities primarily represent various strategic investments made through our corporate venture program.
7. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the nine months ended September 30, 2023 are reflected in the following table:

	Balance at December 31, 2022	Additions	Revenue Recognized	Adjustments	Balance at September 30, 2023
	(in millions)
Market Platforms:
Market Technology	$29	$25	$(26)	$(1)	$27
Capital Access Platforms:
Initial Listings	116	15	(30)	(1)	100
Annual Listings	2	92	(1)	(1)	92
Workflow & Insights	172	162	(152)	—	182
Anti-Financial Crime	108	102	(100)	—	110
Other	21	11	(9)	(1)	22
Total	$448	$407	$(318)	$(4)	$533
In the above table:
•Additions reflect deferred revenue billed in the current period, net of recognition.
•Revenue recognized includes revenue recognized during the current period that was included in the beginning balance.
•Adjustments reflect foreign currency translation adjustments.
•Other primarily includes deferred revenue from our non-U.S. listing of additional shares fees and our Index business. These fees are included in our Capital Access Platforms segment.
As of September 30, 2023, we estimate that our deferred revenue will be recognized in the following years:

Fiscal year ended:	2023	2024	2025	2026	2027	2028+	Total
	(in millions)
Market Platforms:
Market Technology	$12	$11	$2	$1	$1	$—	$27
Capital Access Platforms:
Initial Listings	10	34	24	19	10	3	100
Annual Listings	92	—	—	—	—	—	92
Workflow & Insights	84	98	—	—	—	—	182
Anti-Financial Crime	51	59	—	—	—	—	110
Other	6	9	5	2	—	—	22
Total	$255	$211	$31	$22	$11	$3	$533
In the above table, the amounts shown under the column for 2023 represent the remaining three months of 2023.
The timing of recognition of deferred revenue related to certain market technology contracts represents our best estimates as the recognition is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts.

8. DEBT OBLIGATIONS
The following table presents the carrying amounts of our debt outstanding, net of unamortized debt issuance costs:

	September 30, 2023	December 31, 2022
	(in millions)
Short-term debt:
Commercial paper	$—	$664
Long-term debt - senior unsecured notes:
2025 Notes, $500 million, 5.650% notes due June 28, 2025	497	—
2026 Notes, $500 million, 3.850% notes due June 30, 2026	499	498
2028 Notes, $1 billion, 5.350% notes due June 28, 2028	991	—
2029 Notes, €600 million, 1.75% notes due March 28, 2029	630	637
2030 Notes, €600 million, 0.875% notes due February 13, 2030	630	637
2031 Notes, $650 million, 1.650% notes due January 15, 2031	644	644
2032 Notes, €750 million, 4.500% notes due February 15, 2032	784	—
2033 Notes, €615 million, 0.900% notes due July 30, 2033	645	653
2034 Notes $1.25 billion, 5.550% notes due February 15, 2034	1,239	—
2040 Notes, $650 million, 2.500% notes due December 21, 2040	644	644
2050 Notes, $500 million, 3.250% notes due April 28, 2050	487	486
2052 Notes, $550 million, 3.950% notes due March 7, 2052	541	541
2053 Notes, $750 million, 5.950% notes due August 15, 2053	738	—
2063 Notes, $750 million, 6.100% notes due June 28, 2063	738	—
2022 Revolving Credit Agreement	(4)	(5)
Total long-term debt	$9,703	$4,735
Total debt obligations	$9,703	$5,399
Commercial Paper Program
Our U.S. dollar commercial paper program is supported by our 2022 Revolving Credit Agreement, which provides liquidity support for the repayment of commercial paper issued through this program. See “2022 Revolving Credit Agreement” below for further discussion. The effective interest rate of commercial paper issuances fluctuates as short-term interest rates and demand fluctuate. The fluctuation of these rates may impact our interest expense. As of September 30, 2023, we had no outstanding borrowings under our commercial paper program. As of November 1, 2023, we had $200 million outstanding under the commercial paper program.

Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other outstanding senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of September 30, 2023, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt discount and the unamortized debt issuance costs, which are being accreted through interest expense over the life of the applicable notes. The accretion of these costs was $6 million for the nine months ended September 30, 2023. Our Euro denominated notes are adjusted for the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes may be redeemed by Nasdaq at any time, subject to a make-whole amount.
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
Net Investment Hedge
Our Euro denominated notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these notes is recorded in accumulated other comprehensive loss within Nasdaq's stockholders’ equity in the Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2023, the impact of translation decreased the U.S. dollar value of our Euro denominated notes by $50 million.

Financing of the Adenza Transaction
Senior Unsecured Notes
In June 2023, Nasdaq issued six series of notes for total proceeds of $5,016 million, net of debt issuance costs of $38 million, with various maturity dates ranging from 2025 to 2063. During the third quarter of 2023, we incurred an additional $5 million in debt issuance costs, for total net proceeds from the issuance of the six series of notes of $5,011 million as of September 30, 2023. The net proceeds from these notes were used to finance the majority of the cash consideration due in connection with the Adenza acquisition. For further discussion of the Adenza acquisition, see “2023 Acquisition,” of Note 4, “Acquisitions.”
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
Under the Acquisition Term Loan Agreement, borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR or the base rate (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq's credit rating. As of September 30, 2023, no amounts were outstanding. On November 1, 2023, we borrowed $599 million, net of fees, under this term loan towards payment of the cash consideration due in connection with the Adenza acquisition.
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
As of September 30, 2023, no amounts were outstanding on the 2022 Revolving Credit Agreement. The $(4) million balance represents unamortized debt issuance costs which are being accreted through interest expense over the life of the credit facility.
Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR (or a successor rate to SOFR), the base rate (as defined in the 2022 credit agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.100% to 0.250%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and nine months ended September 30, 2023 and 2022.
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
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These credit facilities, in aggregate, totaled $176 million as of September 30, 2023 and $184 million as of December 31, 2022 in available liquidity, none of which was utilized. Generally, these facilities each have a one-year term. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and nine months ended September 30, 2023 and 2022.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of September 30, 2023, we were in compliance with the covenants of all of our debt obligations.

9. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) plan, which is a voluntary defined contribution savings plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. The following table presents the savings plan expense for the three and nine months ended September 30, 2023 and 2022, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Savings Plan expense	$4	$4	$14	$13
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Our pension plans and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plans and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. The following table presents the total expense for these plans for the three and nine months ended September 30, 2023 and 2022, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Retirement Plans expense	$6	$6	$19	$18
Nonqualified Deferred Compensation Plan
In June 2022, we established the Nasdaq, Inc. Deferred Compensation Plan, a nonqualified plan. This plan provides certain eligible employees with the opportunity to defer a portion of their annual salary and bonus up to certain approval limits. All deferrals and associated earnings are our general unsecured obligations and were immaterial for the three and nine months ended September 30, 2023.
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
Summary of Share-Based Compensation Expense
The following table presents the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2023 and 2022, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Share-based compensation expense before income taxes	$31	$26	$90	$76
Common Shares Available Under Our Equity Plan
As of September 30, 2023, we had approximately 24.7 million shares of common stock authorized for future issuance under our Equity Plan.
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

Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the nine months ended September 30, 2023:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	4,380,513	$45.48
Granted	1,687,070	52.54
Vested	(1,621,991)	37.07
Forfeited	(220,665)	50.30
Unvested at September 30, 2023	4,224,927	$51.28
As of September 30, 2023, $128 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.8 years.
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
The following weighted-average assumptions were used to determine the weighted-average fair values of the outstanding PSU awards granted under the three-year PSU program during the nine months ended September 30, 2023 and 2022:

Grant date	April 3, 2023	April 1, 2022
Weighted-average risk-free interest rate	3.75%	2.55%
Expected volatility	23.88%	30.33%
Weighted-average grant date share price	$54.40	$60.64
Weighted-average fair value at grant date	$52.56	$63.50
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
Summary of PSU Activity
The following table summarizes our PSU activity for the nine months ended September 30, 2023:

	PSUs
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	1,966,542	$56.44
Granted	1,513,538	44.78
Vested	(1,529,496)	37.17
Forfeited	(25,478)	63.59
Unvested at September 30, 2023	1,925,106	$62.22
In the table above, the granted amount also includes additional awards granted based on overachievement of performance parameters.
As of September 30, 2023, the total unrecognized compensation cost related to the PSU program is $52 million and is expected to be recognized over a weighted-average period of 1.5 years.

Stock Options
We had no stock option activity for the nine months ended September 30, 2023. A summary of our outstanding and exercisable stock options at September 30, 2023 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at September 30, 2023	1,420,323	$41.79	5.4	$21
Exercisable at September 30, 2023	806,451	$22.23	3.3	$21
As of September 30, 2023, the aggregate pre-tax intrinsic value of the outstanding and exercisable stock options in the above table was $21 million and represents the difference between our closing stock price on September 30, 2023 of $48.59 and the exercise price, times the number of shares that would have been received by the option holder had the option holder exercised the stock options on that date. This amount can change based on the fair market value of our common stock. As of September 30, 2022, 0.8 million outstanding stock options were exercisable and the weighted-average exercise price was $22.23.
ESPP
We have an ESPP under which approximately 11.7 million shares of our common stock were available for future issuance as of September 30, 2023. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees.
11. NASDAQ STOCKHOLDERS' EQUITY
Common Stock
As of September 30, 2023, 900,000,000 shares of our common stock were authorized, 514,134,579 shares were issued and 491,316,638 shares were outstanding. As of December 31, 2022, 900,000,000 shares of our common stock were authorized, 513,157,630 shares were issued and 491,592,491 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 22,817,941 shares of common stock in treasury as of September 30, 2023 and 21,565,139 shares as of December 31, 2022, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
In September 2023, our board of directors authorized an increase to our share repurchase program, bringing the aggregate remaining authorized amount to $2.0 billion as of September 30, 2023.
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
The following is a summary of our share repurchase activity, reported based on settlement date, for the nine months ended September 30, 2023:

Nine Months Ended September 30, 2023
Number of shares of common stock repurchased	2,610,000
Average price paid per share	$61.08
Total purchase price (in millions)	$159
In the table above, the number of shares of common stock repurchased excludes an aggregate of 1,252,802 shares withheld upon the vesting of restricted stock and PSUs for the nine months ended September 30, 2023.
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.

Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of September 30, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During the first nine months of 2023, our board of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 24, 2023	$0.20	March 17, 2023	$97	March 31, 2023
April 18, 2023	0.22	June 16, 2023	109	June 30, 2023
July 18, 2023	0.22	September 15, 2023	108	September 29, 2023
			$314
The total amount paid of $314 million was recorded in retained earnings within Nasdaq's stockholders' equity in the Condensed Consolidated Balance Sheets at September 30, 2023.
In October 2023, the board of directors approved a regular quarterly cash dividend of $0.22 per share on our outstanding common stock. The dividend is payable on December 22, 2023 to shareholders of record at the close of business on December 8, 2023. The estimated aggregate payment of this dividend is $108 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the intention to provide shareholders with regular and increasing dividends as earnings and cash flows increase.
12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2023	2022
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$294	$294
Denominator:
Weighted-average common shares outstanding for basic earnings per share	491,315,824	491,228,889
Weighted-average effect of dilutive securities - Employee equity awards	2,796,138	5,110,197
Weighted-average common shares outstanding for diluted earnings per share	494,111,962	496,339,086
Basic and diluted earnings per share:
Basic earnings per share	$0.60	$0.60
Diluted earnings per share	$0.60	$0.59

	Nine Months Ended September 30,
	2023	2022
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$862	$884
Denominator:
Weighted-average common shares outstanding for basic earnings per share	490,680,174	492,803,274
Weighted-average effect of dilutive securities - Employee equity awards	3,495,584	5,351,675
Weighted-average common shares outstanding for diluted earnings per share	494,175,758	498,154,949
Basic and diluted earnings per share:
Basic earnings per share	$1.76	$1.79
Diluted earnings per share	$1.74	$1.77
In the table above, employee equity awards from our PSU program, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three and nine months ended September 30, 2023 and 2022.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$150	$150	$—	$—
State-owned enterprises and municipal securities	105	—	105	—
Swedish mortgage bonds	12	—	12	—
Corporate debt securities	5	—	5	—
Total assets at fair value	$272	$150	$122	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$147	$147	$—	$—
State-owned enterprises and municipal securities	7	—	7	—
Swedish mortgage bonds	20	—	20	—
Corporate debt securities	7	—	7	—
Total assets at fair value	$181	$147	$34	$—
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
We have certain investments, primarily our investment in OCC, which are accounted for under the equity method of accounting. We have elected the measurement alternative for the majority of our equity securities, which primarily represent various strategic investments made through our corporate venture program. See “Equity Method Investments,” and “Equity Securities,” of Note 6, “Investments,” for further discussion.

We also consider our debt obligations to be financial instruments. As of September 30, 2023, the majority of our debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2022 Revolving Credit Agreement, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. We are also exposed to changes in interest rates on amounts outstanding from the sale of commercial paper under our commercial paper program. As of September 30, 2023, we had no outstanding borrowings under our 2022 Revolving Credit Agreement or commercial paper program. The fair value of our remaining debt obligations utilizing discounted cash flow analyses for our floating rate debt, and prevailing market rates for our fixed rate debt was $8.5 billion as of September 30, 2023 and $4.4 billion as of December 31, 2022. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of September 30, 2023 and December 31, 2022, there were no non-financial assets measured at fair value on a non-recurring basis.
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
Default Fund Contributions and Margin Deposits
As of September 30, 2023, clearing member default fund contributions and margin deposits were as follows:

	September 30, 2023
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$957	$151	$1,108
Margin deposits	4,978	5,069	10,047
Total	$5,935	$5,220	$11,155
Of the total default fund contributions of $1,108 million, Nasdaq Clearing can utilize $905 million as capital resources in the event of a counterparty default. The remaining balance of $203 million pertains to member posted surplus balances.
Our clearinghouse holds material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits.
Clearing member cash contributions are maintained in demand deposits held at central banks and large, highly rated financial institutions or secured through direct investments, primarily central bank certificates and highly rated European government debt securities with original maturities primarily one year or less, reverse repurchase agreements and multilateral development bank debt securities. Investments in reverse repurchase agreements range in maturity from 2 to 6 days and are secured with highly rated government securities and multilateral development banks. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements.
Nasdaq Clearing has invested the total cash contributions of $5,935 million as of September 30, 2023 and $7,021 million as of December 31, 2022, in accordance with its investment policy as follows:

	September 30, 2023	December 31, 2022
	(in millions)
Demand deposits	$4,477	$4,775
Central bank certificates	992	1,695
Restricted cash and cash equivalents	$5,469	$6,470
European government debt securities	172	222
Reverse repurchase agreements	234	192
Multilateral development bank debt securities	60	137
Investments	$466	$551
Total	$5,935	$7,021
In the table above, the change from December 31, 2022 to September 30, 2023 includes currency translation adjustments of $286 million for restricted cash and cash equivalents and $21 million for investments.
For the nine months ended September 30, 2023 and 2022, investments related to default funds and margin deposits, net includes purchases of investment securities of $33,506 million and $35,019 million, respectively, and proceeds from sales and redemptions of investment securities of $33,570 million and $35,083 million, respectively.
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
In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of September 30, 2023, Nasdaq Clearing committed capital totaling $115 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of September 30, 2023.

Power of Assessment
To further strengthen the contingent financial resources of the clearinghouse, Nasdaq Clearing has power of assessment that provides the ability to collect additional funds from its clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of the clearinghouse rules. The power of assessment corresponds to 230% of the clearing member’s aggregate contribution to the financial, commodities and seafood markets’ default funds.
Liability Waterfall
The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral and default fund contribution would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:
•junior capital contributed by Nasdaq Clearing, which totaled $39 million as of September 30, 2023;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis; and
•fully segregated senior capital for each specific market contributed by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $16 million as of September 30, 2023.
If additional funds are needed after utilization of the liability waterfall, or if part of the waterfall has been utilized and needs to be replenished, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.
In addition to the capital held to withstand counterparty defaults described above, Nasdaq Clearing also has committed capital of $60 million to ensure that it can handle an orderly wind-down of its operation, and that it is adequately protected against investment, operational, legal, and business risks.
Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative contracts outstanding prior to netting:

September 30, 2023
(in millions)
Commodity and seafood options, futures and forwards	$124
Fixed-income options and futures	2,324
Stock options and futures	141
Index options and futures	26
Total	$2,615
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
Derivative Contracts Cleared
The following table presents the total number of derivative contracts cleared through Nasdaq Clearing for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Commodity and seafood options, futures and forwards	172,222	249,227
Fixed-income options and futures	14,437,712	17,233,036
Stock options and futures	15,584,780	13,737,846
Index options and futures	30,059,441	34,191,390
Total	60,254,155	65,411,499
In the table above, the total volume in cleared power related to commodity contracts was 284 Terawatt hours (TWh) and 337 TWh for the nine months ended September 30, 2023 and 2022, respectively.
Resale and Repurchase Agreements Contracts Outstanding and Cleared
The outstanding contract value of resale and repurchase agreements was $1.9 billion and $2.7 billion as of September 30, 2023 and 2022, respectively. The total number of resale and repurchase agreements contracts cleared was 3,519,163 and 4,835,371 for the nine months ended September 30, 2023 and 2022, respectively.

15. LEASES
We have operating leases which are primarily real estate leases predominantly for our U.S. and European headquarters, data centers and for general office space. The following table provides supplemental balance sheet information related to Nasdaq's operating leases:

Leases	Balance Sheet Classification	September 30, 2023	December 31, 2022
		(in millions)
Assets:
Operating lease assets	Operating lease assets	$397	$444

Liabilities:
Current lease liabilities	Other current liabilities	$57	$54
Non-current lease liabilities	Operating lease liabilities	412	452
Total lease liabilities		$469	$506
The following table summarizes Nasdaq's lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Operating lease cost	$19	$18	$68	$56
Variable lease cost	10	8	32	25
Sublease income	(1)	(1)	(1)	(3)
Total lease cost	$28	$25	$99	$78
In the table above, operating lease costs include short-term lease cost, which was immaterial.
In the first quarter of 2023, we initiated a review of our real estate and facility capacity requirements due to our new and evolving work models. As a result of this ongoing review, for the nine months ended September 30, 2023, we recorded impairment charges of $23 million, of which $13 million related to operating lease asset impairment and is included in operating lease cost in the table above, $5 million related to exit costs and is included in variable lease cost in the table above and $5 million related to impairment of leasehold improvements, which are recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Income. We fully impaired our lease assets for locations that we vacated with no intention to sublease. Substantially all of the property, equipment and leasehold improvements associated with the vacated leased office space were fully impaired as there are no expected future cash flows for these items.

The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded in our Condensed Consolidated Balance Sheets.

September 30, 2023
(in millions)
Remainder of 2023	$17
2024	71
2025	62
2026	51
2027	48
2028+	316
Total lease payments	565
Less: interest	(96)
Present value of lease liabilities	$469
In the table above, interest is calculated using the interest rate for each lease. Present value of lease liabilities includes the current portion of $57 million.
Total lease payments in the table above exclude $44 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following table provides information related to Nasdaq's lease term and discount rate:

September 30, 2023
Weighted-average remaining lease term (in years)	10.1

Weighted-average discount rate	3.7%
The following table provides supplemental cash flow information related to Nasdaq's operating leases:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$57	$47

Lease assets obtained in exchange for operating lease liabilities	$8	$130

16. INCOME TAXES
Income Tax Provision
The following table presents our income tax provision and effective tax rate:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Income tax provision	$97	$88
Effective tax rate	24.8%	23.0%

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Income tax provision	$262	$270
Effective tax rate	23.3%	23.4%
The higher effective tax rate for the three months ended September 30, 2023, as compared to the prior year period, was primarily due to the income tax effect on the geographic mix of earnings. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return, applicable state and local income tax returns and non-U.S. income tax returns. We are subject to examination by federal, state and local, and foreign tax authorities. Our federal income tax returns for the years 2018 through 2022 are subject to examination by the Internal Revenue Service. Several state tax returns are currently under examination by the respective tax authorities for the years 2012 through 2021. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2017 through 2022.
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
17. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $4 million as of September 30, 2023 and December 31, 2022. As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $176 million as of September 30, 2023 and $184 million as of December 31, 2022 in available liquidity, none of which was utilized.
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
We believe our decision to voluntarily self-report this issue and our continued cooperation with OFAC, along with the permit we received from OFAC in connection with our transactions involving the Armenian Stock Exchange, will be mitigating factors with respect to the matter, and that any monetary fines or restrictions will not be material to our financial results. Accordingly, we expect to reach a settlement with OFAC during the fourth quarter of 2023 and have accrued for an immaterial loss contingency.
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
SFSA Inquiry
In September 2023, Nasdaq Stockholm AB, a wholly-owned subsidiary of Nasdaq and the operator of the Nasdaq Stockholm exchange, received a written notification from the SFSA regarding a review initiated with regard to the obligation of Nasdaq Stockholm AB to report suspected market abuse. The review, which is still at a preliminary stage, was initiated in connection with an investigation of alleged insider trading in the shares of four companies listed on the Nasdaq Stockholm exchange. The notification stated that the SFSA is reviewing whether Nasdaq Stockholm AB, by not reporting certain suspicious transactions in the four listed companies, breached its obligation under certain provisions of the Market Abuse Regulation rules. Nasdaq Stockholm AB is cooperating fully and is engaged in ongoing communications with the SFSA.
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

The following tables present certain information regarding our business segments for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Market Platforms	(in millions)
Total revenues	$892	$1,046
Transaction-based expenses	(511)	(667)
Revenues less transaction-based expenses	381	379
Operating income	200	213
Capital Access Platforms
Total revenues	456	422
Operating income	254	233
Anti-Financial Crime
Total revenues	93	77
Operating income	31	21
Corporate Items
Total revenues	10	12
Operating loss	(54)	(69)

Consolidated
Total revenues	$1,451	$1,557
Transaction-based expenses	(511)	(667)
Revenues less transaction-based expenses	$940	$890
Operating income	$431	$398

	Nine Months Ended September 30,
	2023	2022
Market Platforms	(in millions)
Total revenues	$2,813	$3,121
Transaction-based expenses	(1,639)	(1,969)
Revenues less transaction-based expenses	1,174	1,152
Operating income	634	640
Capital Access Platforms
Total revenues	1,309	1,262
Operating income	720	703
Anti-Financial Crime
Total revenues	265	224
Operating income	85	56
Corporate Items
Total revenues	30	37
Operating loss	(214)	(184)

Consolidated
Total revenues	$4,417	$4,644
Transaction-based expenses	(1,639)	(1,969)
Revenues less transaction-based expenses	$2,778	$2,675
Operating income	$1,225	$1,215

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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. For the nine months ended September 30, 2023, these costs primarily relate to the Adenza acquisition.
•Restructuring charges: In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. See Note 19, “Restructuring Charges,” for further discussion of this plan.
•Revenues and expenses - divested businesses: For the three and nine months ended September 30, 2023 and 2022, these amounts include revenues and expenses related to our European power trading and clearing business, following our announcement in June 2023 to sell this business, subject to regulatory approval. Historically, these amounts were included in our Market Platforms and Capital Access Platforms results. For the nine months ended September 30, 2022 these amounts also include revenues and expenses related to our Nordic broker services business, for which we completed the wind-down in June 2022. Prior to the closing of the transaction, these amounts were included in our Market Platforms results. For the three and nine months ended September 30, 2023 and 2022, other revenues also include a transitional services agreement associated with a divested business.
•Other items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. Other items primarily include:
◦for the nine months ended September 30, 2023, impairment charges related to our lease assets and leasehold improvements associated with vacating certain leased office space which are recorded in occupancy expense and depreciation and amortization expense in our Condensed Consolidated Statements of Income;
◦for the nine months ended September 30, 2023, other items include insurance recoveries related to certain legal matters, which are recorded in professional and contract services and general, administrative and other expense in the Condensed Consolidated Statements of Income;
◦for the three and nine months ended September 30, 2022, other items include an accrual related to legal matters which are recorded in professional and contract services and general, administrative and other expense in the Condensed Consolidated Statements of Income; and
◦for the nine months ended September 30, 2022, other items primarily include a loss on extinguishment of debt, which is recorded in general administrative and other expense in the Condensed Consolidated Statements of Income.
The following table summarizes our Corporate Items:

	Three Months Ended September 30,
	2023	2022
	(in millions)
Revenues - divested businesses	$10	$12
Expenses:
Amortization expense of acquired intangible assets	$37	$38
Merger and strategic initiatives expense	4	14
Restructuring charges	17	—
Expenses - divested businesses	4	6
Other	2	23
Total expenses	64	81
Operating loss	$(54)	$(69)

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Revenues - divested businesses	$30	$37
Expenses:
Amortization expense of acquired intangible assets	112	116
Merger and strategic initiatives expense	51	41
Restructuring charges	49	—
Lease asset impairments	24	—
Extinguishment of debt	—	16
Expenses - divested businesses	16	20
Other	(8)	28
Total expenses	244	221
Operating loss	$(214)	$(184)
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
The following table presents a summary of the divisional alignment program charges for the three and nine months ended September 30, 2023 as well as total program costs incurred since the initiation in October 2022.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Total Program Costs Incurred
	(in millions)
Asset impairment charges	$—	$12	$20
Consulting services	9	20	23
Employee-related costs	4	10	13
Other	4	7	8
Total restructuring charges	$17	$49	$64

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
In September 202    2, we announced a new organizational structure, which aligns our businesses more closely with the foundational shifts that are driving the evolution of the global financial system. The new corporate structure includes three business segments: Market Platforms, Capital Access Platforms and Anti-Financial Crime. See Note 18, “Business Segments,” to the condensed consolidated financial statements for further discussion of our reportable segments as well as how management allocates resources, assesses performance and manages these businesses as three separate segments. All prior periods have been restated to conform to the current period presentation.
Third Quarter 2023 and Recent Developments
•    On November 1, 2023, we completed the acquisition of Adenza. Following this acquisition, we will modify our corporate structure to operate under three divisions: Market Services, Capital Access Platforms and Financial Technology. Adenza, which is comprised of the Calypso and AxiomSL solutions, will be included in the Financial Technology division.
•In October 2023, the board of directors approved a regular quarterly cash dividend of $0.22 per share on our outstanding common stock.
•The Nasdaq Stock Market led U.S. exchanges for operating company IPOs during the third quarter of 2023 with a 93% total win rate, and there were seven companies that switched to Nasdaq.
•We achieved a new record for third quarter U.S. cash equities closing cross volumes. U.S. cash equities revenue and revenue capture benefited from third quarter closing cross volumes, including a special rebalance of Nasdaq-100 that had approximately 500 million shares and $70 billion notional traded.
•For the three months ended September 30, 2023, we returned $108 million to shareholders through dividend payments.

•In September 2023, our board of directors authorized an increase to our share repurchase program, bringing the aggregate remaining authorized amount to $2 billion as of September 30, 2023.
Nasdaq's Operating Results
The following tables summarize our financial performance for the three and nine months ended September 30, 2023 compared to the same periods in 2022. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$940	$890	5.6%
Operating expenses	509	492	3.5%
Operating income	431	398	8.3%
Net income attributable to Nasdaq	$294	$294	—%
Diluted earnings per share	$0.60	$0.59	1.7%
Cash dividends declared per common share	$0.22	$0.20	10.0%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$2,778	$2,675	3.9%
Operating expenses	1,553	1,460	6.4%
Operating income	1,225	1,215	0.8%
Net income attributable to Nasdaq	$862	$884	(2.5)%
Diluted earnings per share	$1.74	$1.77	(1.7)%
Cash dividends declared per common share	$0.64	$0.58	10.3%
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

▪	Anti-Financial Crime support and SaaS subscription contracts.

The following chart summarizes our quarterly annualized SaaS revenues for our Solutions Businesses, which are comprised of the Capital Access Platforms and Anti-Financial Crime segments and the Marketplace Technology business within the Market Platforms segment, for September 30, 2023 and 2022 (in millions):

Segment Operating Results
The following table presents our revenues by segment, transaction-based expenses for our Market Platforms segment and total revenues less transaction-based expenses:

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Market Platforms	$892	$1,046	(14.7)%
Capital Access Platforms	456	422	8.1%
Anti-Financial Crime	93	77	20.8%
Other revenues	10	12	(16.7)%
Total revenues	$1,451	$1,557	(6.8)%
Transaction rebates	(447)	(494)	(9.5)%
Brokerage, clearance and exchange fees	(64)	(173)	(63.0)%
Total revenues less transaction-based expenses	$940	$890	5.6%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Market Platforms	$2,813	$3,121	(9.9)%
Capital Access Platforms	1,309	1,262	3.7%
Anti-Financial Crime	265	224	18.3%
Other revenues	30	37	(18.9)%
Total revenues	4,417	4,644	(4.9)%
Transaction rebates	(1,377)	(1,605)	(14.2)%
Brokerage, clearance and exchange fees	(262)	(364)	(28.0)%
Total revenues less transaction-based expenses	$2,778	$2,675	3.9%

The following charts present our Market Platforms, Capital Access Platforms and Anti-Financial Crime segments as a percentage of our total revenues, less transaction-based expenses.
In the charts above, Other revenues, which make up approximately 1% for both periods presented, are not shown.

MARKET PLATFORMS
The following tables present revenues from our Market Platforms segment:

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Trading Services	$747	$906	(17.5)%
Marketplace Technology	145	140	3.6%
Total Market Platforms	$892	$1,046	(14.7)%
Transaction-based expenses:
Transaction rebates	(447)	(494)	(9.5)%
Brokerage, clearance and exchange fees	(64)	(173)	(63.0)%
Total Market Platforms, net	$381	$379	0.5%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Trading Services	$2,378	$2,712	(12.3)%
Marketplace Technology	435	409	6.4%
Total Market Platforms	$2,813	$3,121	(9.9)%
Transaction-based expenses:
Transaction rebates	(1,377)	(1,605)	(14.2)%
Brokerage, clearance and exchange fees	(262)	(364)	(28.0)%
Total Market Platforms, net	$1,174	$1,152	1.9%
Trading Services
Our Trading Services business includes equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, U.S. Tape plans and other revenues. The following tables present net revenues by product from our Trading Services business:

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
U.S. Equity Derivative Trading	$92	$92	—%
Cash Equity Trading	93	94	(1.1)%
U.S. Tape plans	35	36	(2.8)%
Other	16	17	(5.9)%
Trading Services, net	$236	$239	(1.3)%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
U.S. Equity Derivative Trading	$283	$275	2.9%
Cash Equity Trading	299	300	(0.3)%
U.S. Tape plans	107	113	(5.3)%
Other	50	55	(9.1)%
Trading Services, net	$739	$743	(0.5)%
In the tables above, Other includes Nordic fixed income trading & clearing, Nordic derivatives and Canadian cash equities trading.
U.S. Equity Derivative Trading
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative Trading business:

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
U.S. Equity Derivative Trading Revenues	$316	$316	—%
Section 31 fees	9	26	(65.4)%
Transaction-based expenses:
Transaction rebates	(223)	(222)	0.5%
Section 31 fees	(9)	(26)	(65.4)%
Brokerage and clearance fees	(1)	(2)	(50.0)%
U.S. Equity derivative trading revenues, net	$92	$92	—%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
U.S. Equity Derivative Trading Revenues	$940	$938	0.2%
Section 31 fees	43	46	(6.5)%
Transaction-based expenses:
Transaction rebates	(654)	(660)	(0.9)%
Section 31 fees	(43)	(46)	(6.5)%
Brokerage and clearance fees	(3)	(3)	—%
U.S. Equity derivative trading revenues, net	$283	$275	2.9%

Section 31 fees are recorded as U.S. equity derivative and cash equity trading revenues with a corresponding amount recorded in transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value traded. Section 31 fees decreased in the third quarter and the first nine months of 2023 compared with the same periods in 2022 primarily due to lower average SEC fee rates. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Three Months Ended September 30,
	2023	2022
U.S. equity options
Total industry average daily volume (in millions)	39.6	37.0
Nasdaq PHLX matched market share	11.0%	11.2%
The Nasdaq Options Market matched market share	5.6%	8.3%
Nasdaq BX Options matched market share	4.4%	3.9%
Nasdaq ISE Options matched market share	5.7%	5.5%
Nasdaq GEMX Options matched market share	3.0%	2.1%
Nasdaq MRX Options matched market share	2.0%	1.6%
Total matched market share executed on Nasdaq’s exchanges	31.7%	32.6%

	Nine Months Ended September 30,
	2023	2022
U.S. equity options
Total industry average daily volume (in millions)	40.4	37.9
Nasdaq PHLX matched market share	11.2%	11.4%
The Nasdaq Options Market matched market share	6.4%	8.3%
Nasdaq BX Options matched market share	3.6%	2.7%
Nasdaq ISE Options matched market share	5.8%	5.6%
Nasdaq GEMX Options matched market share	2.3%	2.3%
Nasdaq MRX Options matched market share	1.7%	1.7%
Total matched market share executed on Nasdaq’s exchanges	31.0%	32.0%
U.S. equity derivative trading revenues and U.S. equity derivative trading revenues less transaction-based expenses remained flat in the third quarter compared with the same period in 2022 primarily due to higher industry trading volumes, offset by lower overall matched market share executed on Nasdaq's exchanges and lower capture rates.

U.S. equity derivative trading revenues and U.S. equity derivative trading revenues less transaction-based expenses increased in the first nine months of 2023 compared with the same period in 2022 primarily due to higher industry trading volumes, partially offset by lower overall matched market share executed on Nasdaq's exchanges. U.S. equity derivative trading revenues was also partially offset by lower capture in the first nine months of 2023 compared with the same period in 2022.
Transaction rebates, in which we credit a portion of the execution charge to the market participant, remained relatively flat in the third quarter of 2023 compared with the same period in 2022. Transaction rebates decreased in the first nine months of 2023 compared with the same period in 2022 primarily due to lower rebate capture rate and lower overall U.S. matched market share executed on Nasdaq's exchanges, partially offset by higher industry trading volumes.
Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity Trading business:

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Cash Equity Trading Revenues	$316	$365	(13.4)%
Section 31 fees	50	140	(64.3)%
Transaction-based expenses:
Transaction rebates	(219)	(266)	(17.7)%
Section 31 fees	(50)	(140)	(64.3)%
Brokerage and clearance fees	(4)	(5)	(20.0)%
Cash equity trading revenues, net	$93	$94	(1.1)%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Cash Equity Trading Revenues	$1,022	$1,240	(17.6)%
Section 31 fees	201	296	(32.1)%
Transaction-based expenses:
Transaction rebates	(708)	(921)	(23.1)%
Section 31 fees	(201)	(296)	(32.1)%
Brokerage and clearance fees	(15)	(19)	(21.1)%
Cash equity trading revenues, net	$299	$300	(0.3)%

See the discussion in "U.S. Equity Derivative Trading" for an explanation of Section 31 fees for the third quarter and the first nine months of 2023 as compared to the same periods in 2022. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Three Months Ended September 30,
	2023	2022
Total U.S.-listed securities
Total industry average daily share volume (in billions)	10.4	10.9
Matched share volume (in billions)	106.7	119.9
The Nasdaq Stock Market matched market share	15.5%	15.9%
Nasdaq BX matched market share	0.4%	0.5%
Nasdaq PSX matched market share	0.3%	0.8%
Total matched market share executed on Nasdaq’s exchanges	16.2%	17.2%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	40.2%	36.9%
Total market share	56.4%	54.1%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	556,257	784,672
Total average daily value of shares traded (in billions)	$3.6	$4.3
Total market share executed on Nasdaq’s exchanges	71.6%	71.1%

	Nine Months Ended September 30,
	2023	2022
Total U.S.-listed securities
Total industry average daily share volume (in billions)	11.0	12.1
Matched share volume (in billions)	342.2	401.2
The Nasdaq Stock Market matched market share	15.9%	16.3%
Nasdaq BX matched market share	0.4%	0.5%
Nasdaq PSX matched market share	0.4%	0.8%
Total matched market share executed on Nasdaq’s exchanges	16.7%	17.6%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	35.2%	34.8%
Total market share	51.9%	52.4%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	676,132	953,090
Total average daily value of shares traded (in billions)	$4.5	$5.6
Total market share executed on Nasdaq’s exchanges	70.6%	72.1%
In the tables above, total market share includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.
Cash equity trading revenues decreased in the third quarter and first nine months of 2023 compared with the same periods in 2022 primarily due to lower industry trading volumes, lower overall U.S. matched market share executed on Nasdaq's exchanges, as well as lower capture rates.
Cash equity trading revenues less transaction-based expenses remained relatively flat in the third quarter and first nine months of 2023 compared with the same periods in 2022 primarily due to lower industry trading volumes and lower overall U.S. matched market share executed on Nasdaq's exchanges, partially offset by higher U.S. capture rate.
Transaction rebates decreased in the third quarter and first nine months of 2023 compared with the same periods in 2022. For The Nasdaq Stock Market and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The decrease was primarily due to lower rebate capture rate, lower U.S. industry volumes, and lower U.S. matched market share executed on Nasdaq's exchanges.
U.S. Tape Plans
The following table presents revenues from our U.S. Tape plans business:

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
U.S. Tape plans	$35	$36	(2.8)%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
U.S. Tape plans	$107	$113	(5.3)%
U.S. Tape plans revenues remained relatively flat in the third quarter of 2023 compared with the same period in 2022. U.S. Tape plans revenues decreased in the first nine months of 2023 compared with the same period in 2022 primarily due to lower market share and lower collections.

Other
Other includes Nordic fixed income trading and clearing, Nordic derivatives and Canadian cash equities trading. The following table presents revenue and a key driver from our Other business:

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Other	$16	$17	(5.9)%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Other	$50	$55	(9.1)%
In the table above, Other includes transaction rebates of $5 million and $6 million for the three months ended September 30, 2023 and 2022, respectively, and $15 million and $24 million for the nine months ended September 30, 2023 and 2022, respectively.

	Three Months Ended September 30,
	2023	2022
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	245,986	267,137

	Nine Months Ended September 30,
	2023	2022
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	298,785	303,095
In the tables above, Nasdaq Nordic and Nasdaq Baltic total average daily volume of options and futures contracts include Finnish option contracts traded on Eurex for which Nasdaq and Eurex have a revenue sharing arrangement.
Other revenues decreased in the third quarter and the first nine months of 2023 compared with the same periods in 2022 primarily due to lower trading volumes as well as the unfavorable impact of changes in foreign exchange rates.
Marketplace Technology
Marketplace Technology includes our trade management services and market technology businesses.
The following tables present revenues and key drivers from our Marketplace Technology business:

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Marketplace Technology	$145	$140	3.6%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Marketplace Technology	$435	$409	6.4%

	As of or Three Months Ended September 30,
	2023	2022
	(in millions)
ARR	$511	$499
Quarterly annualized SaaS revenues	39	38
Order intake	33	30

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Order intake	155	157
In the table above, order intake is for our market technology business and represents the total contract value of orders signed during the period.
Marketplace technology revenues increased in the third quarter and first nine months of 2023 compared with the same periods in 2022 primarily due to higher market technology revenues due to higher support and licensing and higher professional services fees. Trade management services revenues also increased, primarily driven by demand for connectivity services.
CAPITAL ACCESS PLATFORMS
The following tables present revenues and key drivers from our Capital Access Platforms segment:

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Data & Listing Services	$188	$179	5.0%
Index	144	125	15.2%
Workflow & Insights	124	118	5.1%
Total Capital Access Platforms	$456	$422	8.1%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Data & Listing Services	$559	$545	2.6%
Index	383	370	3.5%
Workflow & Insights	367	347	5.8%
Total Capital Access Platforms	$1,309	$1,262	3.7%

	As of or Nine Months Ended September 30,
	2023	2022
	(in millions)
ARR	$1,222	$1,170
Quarterly annualized SaaS revenues	402	380

Data & Listing Services Revenues
The following table presents key drivers from our Data & Listing Services business:

	Three Months Ended September 30,
	2023	2022
IPOs
The Nasdaq Stock Market	39	35
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	—	3
Total new listings
The Nasdaq Stock Market	87	98
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	3	9

	Nine Months Ended September 30,
	2023	2022
IPOs
The Nasdaq Stock Market	102	143
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	3	33
Total new listings
The Nasdaq Stock Market	230	292
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	16	53
Number of listed companies
The Nasdaq Stock Market	4,086	4,296
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,236	1,253
In the tables above:
•The Nasdaq Stock Market new listings include IPOs, issuers that switched from other listing venues and separately listed ETPs. For the three months ended September 30, 2023 and 2022, IPOs included 4 and 7 SPACs, respectively. For the nine months ended September 30, 2023 and 2022, IPOs included 19 and 66 SPACs, respectively.
•Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic new listings include IPOs and represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.
•Number of total listed companies on The Nasdaq Stock Market for the nine months ended September 30, 2023 and 2022 included 570 and 501 ETPs, respectively.
•Number of total listed companies on the exchanges that comprise Nasdaq Nordic and Nasdaq Baltic represents companies listed on these exchanges and companies on the alternative markets of Nasdaq First North.
Data & Listing Services revenues increased in the third quarter and first nine months of 2023 compared with the same periods in 2022. The increase was primarily due to an increase in proprietary data revenues driven largely by higher international demand and annual listing fee growth, partially offset by lower initial listings fees.
Index Revenues
The following tables present key drivers from our Index business:

	As of or Three Months Ended September 30,
	2023	2022
Number of licensed ETPs	393	374
TTM change in period end ETP AUM tracking Nasdaq indexes (in billions)
Beginning balance	$311	$361
Net appreciation (depreciation)	78	(106)
Net impact of ETP sponsor switches	(2)	—
Net inflows	24	56
Ending balance	$411	$311
Quarterly average ETP AUM tracking Nasdaq indexes (in billions)	$423	$346
In the table above, TTM represents trailing twelve months.
Index revenues increased in the third quarter and the first nine months of 2023 compared with the same periods in 2022. The increase in the third quarter was primarily due to higher AUM in exchange traded products linked to Nasdaq indexes and strong futures capture, partially offset by lower futures trading linked to the Nasdaq-100 Index. The increase in the first nine months of 2023 was primarily due to higher AUM in exchange traded products linked to Nasdaq indexes.
Workflow & Insights Revenues
Workflow & Insights revenues increased in the third quarter and first nine months of 2023 compared with the same periods in 2022. The increase was due to an increase in both corporate solutions and analytics revenues. The increase in our corporate solutions revenues was primarily due to continued demand for our ESG solutions. The increase in analytics revenues was primarily due to the growth in our eVestment and Solovis product offerings.

ANTI-FINANCIAL CRIME
The following tables present revenues and key drivers from our Anti-Financial Crime segment:

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Anti-Financial Crime	$93	$77	20.8%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Anti-Financial Crime	$265	$224	18.3%

	As of or Three Months Ended September 30,
	2023	2022
	(in millions)
ARR	$348	$295
Total signed ARR	381	320
Quarterly annualized SaaS revenues	332	281
In the table above, total signed ARR reflects ARR recognized as revenue in the current period as well as ARR for new contracts signed but not yet commenced.
Anti-Financial Crime revenues increased in the third quarter and first nine months of 2023 compared with the same periods in 2022 primarily due to an increase in demand for fraud detection and anti-money laundering solutions and solid performance by our surveillance business.
OTHER REVENUES
For the three and nine months ended September 30, 2023 other revenues include revenues related to our European power trading and clearing business, following our announcement in June 2023 to sell this business to the European Energy Exchange, subject to regulatory approval. For the nine months ended September 30, 2022, other revenues also include revenues related to our Nordic broker services business for which we completed the wind-down in June 2022. For the three and nine months ended September 30, 2023 and 2022, other revenues include a transitional services agreement associated with a divested business.
EXPENSES
Operating Expenses
The following table presents our operating expenses:

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Compensation and benefits	$260	$249	4.4%
Professional and contract services	31	34	(8.8)%
Computer operations and data communications	58	50	16.0%
Occupancy	28	25	12.0%
General, administrative and other	26	38	(31.6)%
Marketing and advertising	12	10	20.0%
Depreciation and amortization	64	63	1.6%
Regulatory	9	9	—%
Merger and strategic initiatives	4	14	(71.4)%
Restructuring charges	17	—	N/M
Total operating expenses	$509	$492	3.5%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Compensation and benefits	$777	$750	3.6%
Professional and contract services	92	97	(5.2)%
Computer operations and data communications	168	150	12.0%
Occupancy	99	78	26.9%
General, administrative and other	62	94	(34.0)%
Marketing and advertising	30	31	(3.2)%
Depreciation and amortization	198	195	1.5%
Regulatory	27	24	12.5%
Merger and strategic initiatives	51	41	24.4%
Restructuring charges	49	—	N/M
Total operating expenses	$1,553	$1,460	6.4%
_________
N/M Not meaningful.
The increase in compensation and benefits expense in the third quarter and first nine months of 2023 compared with the same periods in 2022 was primarily driven by increased headcount and the impact of merit increases. The increase in the first nine months of 2023 was partially offset by a favorable impact from foreign exchange rates of $13 million.
Headcount, including employees of non-wholly owned consolidated subsidiaries, increased to 6,590 employees as of September 30, 2023 from 6,300 as of September 30, 2022, reflecting growth across each of our three segments.

Professional and contract services expense decreased in the third quarter and the first nine months of 2023 compared with the same periods in 2022 primarily due to reduced legal fees.
Computer operations and data communications expense increased in the third quarter and first nine months of 2023 compared with the same periods in 2022 primarily due to higher costs related to our cloud initiatives.
Occupancy expense increased in the third quarter and first nine months of 2023 compared with the same periods in 2022. In the first quarter of 2023, we initiated a review of our real estate and facility capacity requirements due to our new and evolving work models. As a result of this ongoing review, for the nine months ended September 30, 2023, we recorded $18 million in impairment charges and exit related costs following the abandonment of leased office space.
General, administrative and other expense decreased in the third quarter and first nine months of 2023 compared with the same periods in 2022 primarily due to an accrual related to a legal matter in the third quarter of 2022. The decrease in the first nine months of 2023 is also driven by an insurance recovery related to a legal matter in 2023 and a loss on extinguishment of debt recorded in 2022.
Marketing and advertising expense increased in the third quarter of 2023 compared with the same period in 2022 primarily driven by new listing activity in the period. Marketing and advertising expense decreased in the first nine months of 2023 compared with the same period in 2022 primarily due to lower client incentives resulting from lower IPO activity.
Depreciation and amortization expense remained relatively flat in the third quarter of 2023 compared with the same period in 2022. Depreciation and amortization expense increased in the first nine months of 2023 compared with the same period in 2022 primarily due to an impairment charge on leasehold improvements related to vacated leased office space. See Note 15, “Leases,” to the condensed consolidated financial statements for further discussion of our asset impairment charges related to vacated leased office space.
Regulatory expense remained relatively flat in the third quarter of 2023 compared with the same period in 2022. Regulatory expense increased in the first nine months of 2023 compared with the same period in 2022 due to higher trading volumes.
We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years, which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs and vary based on the size and frequency of the activities described above. The increase for the nine months ended September 30, 2023 compared with the same period in 2022 primarily reflects higher expenses related to the Adenza acquisition.
Restructuring charges increased in the third quarter and first nine months of 2023 compared with the same periods in 2022 as a result of charges from our 2022 divisional alignment program. See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion. By 2025, we expect to achieve benefits of the restructuring through combined annual run-rate operating efficiencies and revenue synergies of approximately $30 million annually.
Non-operating Income and Expenses
The following table presents our non-operating income and expenses:

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Interest income	$72	$2	3,500.0%
Interest expense	(101)	(32)	215.6%
Net interest expense	(29)	(30)	(3.3)%
Other income	1	6	(83.3)%
Net income (loss) from unconsolidated investees	(12)	8	(250.0)%
Total non-operating expense	$(40)	$(16)	150.0%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Interest income	$86	$3	2,766.7%
Interest expense	(174)	(96)	81.3%
Net interest expense	(88)	(93)	(5.4)%
Other income (loss)	(6)	8	(175.0)%
Net income (loss) from unconsolidated investees	(8)	23	(134.8)%
Total non-operating expenses	$(102)	$(62)	64.5%

The following table presents our interest expense:

	Three Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Interest expense on debt	$97	$30	223.3%
Accretion of debt issuance costs and debt discount	3	1	200.0%
Other fees	1	1	—%
Interest expense	$101	$32	215.6%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Interest expense on debt	$166	$89	86.5%
Accretion of debt issuance costs and debt discount	6	5	20.0%
Other fees	2	2	—%
Interest expense	$174	$96	81.3%
Interest income increased in the third quarter and the first nine months of 2023 compared with the same periods in 2022 primarily due to a higher cash balance and an increase in interest rates.
Interest expense increased in the third quarter and first nine months of 2023 compared with the same periods in 2022 primarily due to the new debt issued in June 2023 to finance the Adenza acquisition as well as an increase in interest rates related to borrowings under our commercial paper program.
Other income (loss) primarily represents realized and unrealized gains and losses from strategic investments related to our corporate venture program.
Net income (loss) from unconsolidated investees decreased in the third quarter and first nine months of 2023 compared with the same periods in 2022 primarily due losses recognized from our equity method investments in OCC and NPM. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Tax Matters
The following table presents our income tax provision and effective tax rate:

	Three Months Ended September 30,		Percentage Change
	2023	2022
	($ in millions)
Income tax provision	$97	$88	10.2%
Effective tax rate	24.8%	23.0%

	Nine Months Ended September 30,		Percentage Change
	2023	2022
	(in millions)
Income tax provision	$262	$270	(3.0)%
Effective tax rate	23.3%	23.4%
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. These expenses primarily include integration costs, as well as legal, due diligence and other third-party transaction costs. The increase for the nine months ended September 30, 2023 compared to the same period in 2022 primarily reflects costs related to the Adenza acquisition.
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
•Other items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq. Other significant items include:
◦for the three and nine months ended September 30, 2023, other items include certain financing costs related to the Adenza acquisition;
◦for the nine months ended September 30, 2023, other items include impairment charges related to our operating lease assets and leasehold improvements associated with vacating certain leased office space, which are recorded in occupancy and depreciation and amortization expense in our Condensed Consolidated Statements of Income;
◦for the nine months ended September 30, 2023, other items also include insurance recoveries related to certain legal matters, which are recorded in professional and contract services and general, administrative and other expense in the Condensed Consolidated Statements of Income;
◦for the nine months ended September 30, 2023 and 2022, other items also include net gains and losses from strategic investments entered into through our corporate venture program included in other income (loss) in our Condensed Consolidated Statements of Income;
◦for the three and nine months ended September 30, 2022, other items include accruals related to legal matters, which are recorded in professional and contract services and general, administrative and other expense in the Condensed Consolidated Statements of Income; and
◦for the nine months ended September 30, 2022, other items primarily include a loss on extinguishment of debt, which is recorded under general, administrative and other expense in our Condensed Consolidated Statements of Income.
•Significant tax items: The non-GAAP adjustment to the income tax provision for the three and nine months ended September 30, 2023 and 2022 primarily includes the tax impact of each non-GAAP adjustment.

The following tables present reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended September 30,
	2023	2022
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$294	$294
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	37	38
Merger and strategic initiatives expense	4	14
Restructuring charges	17	—
Net loss (income) from unconsolidated investees	12	(8)
Other income	9	17
Total non-GAAP adjustments	79	61
Total non-GAAP tax adjustments	(24)	(20)
Total non-GAAP adjustments, net of tax	55	41
Non-GAAP net income attributable to Nasdaq	$349	$335

U.S. GAAP effective tax rate	24.8%	23.0%
Total adjustments from non-GAAP tax rate	0.9%	1.4%
Non-GAAP effective tax rate	25.7%	24.4%

Weighted-average common shares outstanding for diluted earnings per share	494.1	496.3

U.S. GAAP diluted earnings per share	$0.60	$0.59
Total adjustments from non-GAAP net income	0.11	0.09
Non-GAAP diluted earnings per share	$0.71	$0.68

	Nine Months Ended September 30,
	2023	2022
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$862	$884
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	112	116
Merger and strategic initiatives expense	51	41
Restructuring charges	49	—
Lease asset impairments	24	—
Extinguishment of debt	—	16
Net loss (income) from unconsolidated investees	8	(23)
Other income	7	19
Total non-GAAP adjustments	251	169
Total non-GAAP tax adjustments	(76)	(48)
Total non-GAAP adjustments, net of tax	175	121
Non-GAAP net income attributable to Nasdaq	$1,037	$1,005

U.S. GAAP effective tax rate	23.3%	23.4%
Total adjustments from non-GAAP tax rate	1.3%	0.7%
Non-GAAP effective tax rate	24.6%	24.1%

Weighted-average common shares outstanding for diluted earnings per share	494.2	498.2

U.S. GAAP diluted earnings per share	$1.74	$1.77
Total adjustments from non-GAAP net income	0.36	0.25
Non-GAAP diluted earnings per share	$2.10	$2.02
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

The value of various assets and liabilities, including cash and cash equivalents, receivables, accounts payable and accrued expenses, the current portion of long-term debt, and commercial paper, can fluctuate from month to month. Working capital (calculated as current assets less current liabilities) was $5,303 million as of September 30, 2023, compared with $(231) million as of December 31, 2022, an increase of $5,534 million. The increase was primarily driven by an increase in cash and cash equivalents and a decrease in short-term debt. We expect that our cash and cash equivalents combined with cash provided by operating activities will be sufficient to meet our ongoing obligations. In addition, we believe our currently-available borrowing capacity and access to additional financing, including our commercial paper program, provides us additional flexibility to meet our ongoing obligations.
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
The following table summarizes our financial assets:

	September 30, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$5,340	$502
Financial investments	272	181
Total financial assets	$5,612	$683
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of September 30, 2023, our cash and cash equivalents of $5,340 million were primarily invested in treasury bills, money market funds, commercial paper, municipal bonds and bank deposits. In the long-term, we may use both internally generated funds and external sources to satisfy our debt obligations and other long-term liabilities. Cash and cash equivalents as of September 30, 2023 increased $4,838 million from December 31, 2022. The increase reflected proceeds from issuances of long-term debt, net of issuance costs, in connection with the financing of the Adenza acquisition, partially offset by the repayment of our commercial paper. For further discussion, see “Financing of the Adenza Transaction,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $304 million as of September 30, 2023 and $275 million as of December 31, 2022. The remaining balance held in the U.S. totaled $5,036 million as of September 30, 2023 and $227 million as of December 31, 2022.
Unremitted earnings of certain subsidiaries outside of the U.S. are used to finance our international operations and are considered to be indefinitely reinvested.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in):	(in millions)
Operating activities	$1,279	$1,212
Investing activities	(158)	(25)
Financing activities	3,019	4,275
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(300)	(1,724)
Net increase in cash and cash equivalents and restricted cash and cash equivalents	3,840	3,738
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	6,994	5,496
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$10,834	$9,234
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$5,340	$301
Restricted cash and cash equivalents	25	51
Restricted cash and cash equivalents (default funds and margin deposits)	5,469	8,882
Total	$10,834	$9,234
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
Net cash provided by operating activities increased $67 million for the nine months ended September 30, 2023 compared with the same period in 2022. The increase was primarily driven by a decrease in receivables primarily due to a decrease in SEC 31 fees receivable as well as timing of collection and an increase in accounts payable and accrued expenses primarily due to an increase in our accrued interest payable from issuances of senior unsecured notes in connection with the Adenza acquisition. This increase was partially offset by a decrease in Section 31 fees payable to the SEC. The remaining change was primarily due to other fluctuations in our working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2023 primarily related to purchases of property and equipment of $116 million, net purchases of trading securities of $103 million and $3 million from other investing activities, partially offset by net proceeds from the sale of investments related to default funds and margin deposits of $64 million.
Net cash used in investing activities for the nine months ended September 30, 2022 primarily related to purchases of property and equipment of $118 million and $41 million of cash used for acquisitions, net of cash and cash equivalents acquired, partially offset by proceeds of $48 million from other investing activities, net purchases of investments related to default funds and margin deposits of $44 million and net proceeds from sales and redemptions of securities of $42 million.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 primarily related to $5,011 million proceeds from issuances of senior unsecured notes, in connection with the Adenza acquisition, net of debt issuance costs, partially offset by a decrease of $779 million in default funds and margin deposits, $662 million from repayments of our commercial paper, net, $314 million of dividend payments to our shareholders, $159 million in repurchases of common stock and $70 million of payments related to employee shares withheld for taxes.
Net cash provided by financing activities for the nine months ended September 30, 2022 primarily related to an increase in default funds and margin deposits of $5,446 million, proceeds of $541 million from the issuances of long-term-debt, partially offset by $499 million for extinguishment of our 2024 Notes, $325 million of repurchases of common stock pursuant to an ASR agreement, $308 million in other repurchases of common stock, $285 million of dividend payments to our shareholders and $221 million repayment of our commercial paper, net.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
See “Share Repurchase Program,” and “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program and cash dividends declared and paid on our common stock.
Financial Investments
Our financial investments totaled $272 million as of September 30, 2023 and $181 million as of December 31, 2022. Of these securities, $150 million as of September 30, 2023 and $161 million as of December 31, 2022 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of September 30, 2023, our required regulatory capital of $115 million was primarily comprised of highly rated European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, NFSTX, LLC, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of September 30, 2023, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $28 million, substantially all of which is held in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of September 30, 2023, our required regulatory capital of $34 million was primarily invested in European mortgage bonds and Icelandic government bonds that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of September 30, 2023, other required regulatory capital of $11 million, primarily related to Nasdaq Central Securities Depository, was primarily invested in European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Equity and dividends
Share Repurchase Program
See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends paid per common share on our outstanding common stock:

	2023	2022
First quarter	$0.20	$0.18
Second quarter	0.22	0.20
Third quarter	0.22	0.20
Total	$0.64	$0.58
See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	September 30, 2023	December 31, 2022
		(in millions)
Short-term debt:
Commercial paper		$—	$664
Total short-term debt		$—	$664
Long-term debt - senior unsecured notes:
2025 Notes	May 2025	497	—
2026 Notes	June 2026	499	498
2028 Notes	May 2028	991	—
2029 Notes	March 2029	630	637
2030 Notes	February 2030	630	637
2031 Notes	January 2031	644	644
2032 Notes	February 2032	784	—
2033 Notes	July 2033	645	653
2034 Notes	February 2034	1,239	—
2040 Notes	December 2040	644	644
2050 Notes	April 2050	487	486
2052 Notes	March 2052	541	541
2053 Notes	August 2053	738	—
2063 Notes	June 2063	738	—
2022 Revolving Credit Agreement	December 2027	(4)	(5)
Total long-term debt		$9,703	$4,735
Total debt obligations		$9,703	$5,399
In December 2022, Nasdaq amended and restated the 2020 Credit Facility with a new maturity date of December 16, 2027. In addition to the 2022 Revolving Credit Agreement, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These European credit facilities, which are available in multiple currencies, totaled $176 million as of September 30, 2023 and $184 million as of December 31, 2022 in available liquidity, none of which was utilized.

Financing of the Adenza Transaction
In June 2023, Nasdaq issued six series of notes for total proceeds of $5,016 million, net of debt issuance costs of $38 million, with various maturity dates ranging from 2025 to 2063. During the third quarter of 2023, we incurred an additional $5 million in debt issuance costs, for a total net proceeds from the issuance of the six series of notes of $5,011 million as of September 30, 2023. The net proceeds from these notes were used to finance the majority of the cash consideration due in connection with the Adenza acquisition.
In addition, in connection with the financing of the Adenza acquisition, we entered into the Acquisition Term Loan Agreement. The Acquisition Term Loan Agreement provides us with the ability to borrow up to $600 million to finance a portion of the cash consideration for the Adenza acquisition and other amounts incurred in connection with this transaction.
Under the Acquisition Term Loan Agreement, borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR or the base rate (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq's debt rating. As of September 30, 2023, no amounts were outstanding. On November 1, 2023, we borrowed $599 million, net of fees, under this term loan towards payment of the cash consideration due in connection with the Adenza acquisition.
As of September 30, 2023, we were in compliance with the covenants of all of our debt obligations.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
Contractual Obligations and Contingent Commitments
Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases, net and other obligations. The following table shows these contractual obligations as of September 30, 2023:

	Payments Due by Period
(in millions)	Total	<1 year	1-3 years	3-5 years	5+ years
Debt obligation by contractual maturity	$16,001	$386	$1,740	$1,673	$12,202
Operating lease obligations	636	80	136	114	306
Purchase obligations	421	86	107	89	139
Total	$17,058	$552	$1,983	$1,876	$12,647
In the preceding table:
•Debt obligations by contractual maturity include both principal and interest obligations. As of September 30, 2023, an interest rate of 5.7% was used to compute the amount of the contractual obligations for interest on the 2022 Revolving Credit Agreement. All other debt obligations were primarily calculated on a 365-day basis at the contractual fixed rate multiplied by the aggregate principal amount as of September 30, 2023. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
•Operating lease obligations represent our undiscounted operating lease liabilities as of September 30, 2023, as well as legally binding minimum lease payments for leases signed but not yet commenced. See Note 15, “Leases,” to the condensed consolidated financial statements for further discussion of our leases.
Acquisition of Adenza
For further discussion of our acquisition of Adenza, see “2023 Acquisition,” of Note 4, “Acquisitions,” to the condensed consolidated financial statements.
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
Financial Investments
As of September 30, 2023, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. If market interest rates were to increase immediately and uniformly by a hypothetical 100 basis points from levels as of September 30, 2023, the fair value of this portfolio would decline by $1 million.
Debt Obligations
As of September 30, 2023, substantially all of our debt obligations were fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 8, “Debt Obligations,” to the condensed consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2022 Revolving Credit Agreement, as this facility has a variable interest rate. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program, which have variable interest rates. As of September 30, 2023, there were no outstanding borrowings under our 2022 Revolving Credit Agreement or commercial paper program.
We may utilize interest rate swap agreements to achieve a desired mix of variable and fixed rate debt.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the nine months ended September 30, 2023 is presented in the following table:

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended September 30, 2023
Average foreign currency rate to the U.S. dollar	1.088	0.093	0.746	#	N/A	N/A
Percentage of revenues less transaction-based expenses	6.1%	3.8%	0.9%	3.1%	86.1%	100.0%
Percentage of operating income	8.5%	(3)%	(6.5)%	(4.9)%	105.9%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(6)	$(4)	$(1)	$(2)	$—	$(13)
Impact of a 10% adverse currency fluctuation on operating income	$(4)	$(1)	$(3)	$(2)	$—	$(10)

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Nine Months Ended September 30, 2023
Average foreign currency rate to the U.S. dollar	1.083	0.094	0.743	#	N/A	N/A
Percentage of revenues less transaction-based expenses	6.3%	4.2%	0.9%	3.0%	85.6%	100.0%
Percentage of operating income	9.9%	(3.6)%	(6.9)%	(5.7)%	106.3%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(18)	$(12)	$(3)	$(8)	$—	$(41)
Impact of a 10% adverse currency fluctuation on operating income	$(12)	$(4)	$(8)	$(7)	$—	$(31)
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

Our primary exposure to net assets in foreign currencies as of September 30, 2023 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$2,976	$298
British Pound	144	14
Norwegian Krone	137	14
Canadian Dollar	104	10
Australian Dollar	98	10
Euro	48	5
In the table above, Swedish Krona includes goodwill of $2,435 million and intangible assets, net of $560 million.
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
Changes in internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Issuer Purchases of Equity Securities
Share Repurchase Program
See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended September 30, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2023
Share repurchase program	—	$—	—	$491
Employee transactions	31,331	$49.72	N/A	N/A
August 2023
Share repurchase program	—	$—	—	$491
Employee transactions	—	$—	N/A	N/A
September 2023
Share repurchase program	—	$—	—	$2,000
Employee transactions	453	$51.94	N/A	N/A
Total Quarter Ended September 30, 2023
Share repurchase program	—	$—	—	$2,000
Employee transactions	31,784	$49.75	N/A	N/A
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) except as follows: on August 31, 2023, Bryan E. Smith, Executive Vice President and Chief People Officer, adopted a Rule 10b5-1 trading plan for the sale of up to 12,500 shares of our common stock, subject to certain conditions. The plan's expiration date is May 10, 2024.
Item 6. Exhibits

Exhibit Number

10.1	General Release and Separation Agreement by and between Nasdaq, Inc. and Ann M. Dennison, dated as of August 31, 2023.*

10.2	Employment Offer Letter by and between Nasdaq, Inc. and Sarah Youngwood, dated as of August 31, 2023*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101	The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
________________
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	November 3, 2023

By:	/s/ Ann M. Dennison
Name:	Ann M. Dennison
Title:	Executive Vice President and Chief Financial Officer
Date:	November 3, 2023