Form 10-K
period 2023-12-31
NASDAQ, INC.
filed 2024-02-21
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $17.0 billion (this amount represents approximately 340.1 million shares of Nasdaq, Inc.’s common stock based on the last reported sales price of $49.85 of the common stock on The Nasdaq Stock Market on such date).
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 13, 2024
Common Stock, $0.01 par value per share	575,206,570	shares

Documents Incorporated by Reference: Certain portions of the Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
2022 Revolving Credit Facility: $1.25 billion senior unsecured revolving credit facility, which matures on December 16, 2027, which has replaced the $1.25 billion credit facility issued in 2020
2025 Notes: $500 million aggregate principal amount of 5.650% senior unsecured notes due June 28, 2025
2026 Notes: $500 million aggregate principal amount of 3.85% senior unsecured notes due June 30, 2026
2028 Notes: $1 billion aggregate principal amount of 5.350% senior unsecured notes due June 28, 2028
2029 Notes: €600 million aggregate principal amount of 1.75% senior unsecured notes due March 28, 2029
2030 Notes: €600 million aggregate principal amount of 0.875% senior unsecured notes due February 13, 2030
2031 Notes: $650 million aggregate principal amount of 1.650% senior unsecured notes due January 15, 2031
2032 Notes: €750 million aggregate principal amount of 4.500% senior unsecured notes due February 15, 2032
2033 Notes: €615 million aggregate principal amount of 0.900% senior unsecured notes due July 30, 2033
2034 Notes: $1.25 billion aggregate principal amount of 5.550% senior unsecured notes due February 15, 2034
2040 Notes: $650 million aggregate principal amount of 2.500% senior unsecured notes due December 21, 2040
2050 Notes: $500 million aggregate principal amount of 3.25% senior unsecured notes due April 28, 2050
2052 Notes: $550 million aggregate principal amount of 3.950% senior unsecured notes due March 7, 2052
2053 Notes: $750 million aggregate principal amount of 5.950% senior unsecured notes due August 15, 2053
2063 Notes: $750 million aggregate principal amount of 6.100% senior unsecured notes due June 28, 2063
AML: Anti-money Laundering
ARR: Annualized Recurring Revenue
ASC: Accounting Standards Codification
ASU: Accounting Standards Update
ASR: Accelerated Share Repurchase
ATS: Alternative Trading System
AUM: Assets Under Management
AWS: Amazon Web Services
CAT: A market-wide consolidated audit trail established under an SEC approved plan by Nasdaq and other exchanges
CCP: Central Counterparty
CFTC: U.S. Commodity Futures Trading Commission
EBITDA: Earnings before interest, taxes, depreciation and amortization
EMIR: European Market Infrastructure Regulation
Equity Plan: Nasdaq Equity Incentive Plan
ESG: Environmental, Social and Governance
ESPP: Nasdaq Employee Stock Purchase Plan
ETF: Exchange Traded Fund
ETP: Exchange Traded Product

Exchange Act: Securities Exchange Act of 1934, as amended
FASB: Financial Accounting Standards Board
FICC: Fixed Income and Commodities Trading and Clearing
FINRA: Financial Industry Regulatory
GICS: Global Industry Classification Standard
IPO: Initial Public Offering
MiFID II: Update to the Markets in Financial Instruments Directive
MiFIR: Markets in Financial Instruments Regulation
NPM: The NASDAQ Private Market, LLC
NSCC: National Securities Clearing Corporation
OCC: The Options Clearing Corporation
OTC: Over-the-Counter
Proxy Statement: Nasdaq’s Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders
PSU: Performance Share Unit
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
•our ability to develop and grow our non-trading businesses;
•our ability to keep up with rapid technological advances, including our ability to effectively manage the development and use of artificial intelligence in certain of our products and offerings, and adequately address cybersecurity risks;
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
Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption "Item 1A. Risk Factors" in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. You should carefully read this entire Annual Report on Form 10-K, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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
We manage, operate and provide our products and services in three business segments: Capital Access Platforms, Financial Technology and Market Services.
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
In November 2023, Nasdaq completed its acquisition of Adenza. Through its two solutions, AxiomSL and Calypso, Adenza is a provider of mission-critical risk management, regulatory reporting, and capital markets software to the financial services industry. The acquisition enhances our technology solutions and further expands Nasdaq’s complementary offerings across mission-critical capital markets infrastructure and compliance.
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
Our Strategy: In 2017, we set a new strategic direction focused on maximizing the resources, people and capital allocated to our largest growth opportunities. These opportunities, which include anti-financial crime and compliance solutions, marketplace technology, workflow for investment managers and asset owners as well as insight solutions, constituted large and growing opportunities where we felt our strengths in technology, proprietary data, analytics and capital markets expertise, combined with our expansive client network, positioned us to meet our clients’ evolving needs.
Following the completion of the Adenza acquisition, including its two flagship solutions, AxiomSL and Calypso, we further aligned our business more closely with the foundational shifts that are driving the evolution of the global financial system. The divisional structure is as follows:
By aligning our business segments against these secular trends, we aim to deliver more for our clients and increase growth across our key pillars of liquidity, transparency and integrity:
•Liquidity: Within our Financial Technology and Market Services segments, we continue to modernize markets by utilizing technology to maximize the liquidity of the global economy. New technologies, including cloud, blockchain, machine learning and artificial intelligence, present significant opportunities to further enhance market resiliency and scalability and make markets even more accessible. We believe that these technologies will enable more opportunities for market participants and new asset classes to be integrated across markets globally. The Financial Technology and Market Services segments together offer complementary capabilities to capture the potential these technologies can unlock in our industry. By utilizing our Market Services segment’s position at the center of markets, we believe that our Financial Technology segment will be at the forefront of the financial system’s evolution and will play a critical role in advancing the modernization of markets across geographies and asset classes.

•Transparency: Our Capital Access Platforms segment is uniquely placed to help clients navigate the increasing complexity of the evolving financial system through access to capital and transparency which enables economic growth. With approximately 10,000 corporate clients and 5,000 clients across the investment management ecosystem, Nasdaq is a trusted partner to aid the corporate and investment communities in making more informed decisions. Leveraging the insights and capabilities across our listings, advisory, data, index, and analytics teams, we believe that Capital Access Platforms serves as a bridge between the investor and corporate communities, focused on enhancing the client experience by providing efficient routes to capital, delivering more holistic, actionable insights and intelligence, modernizing workflows, and navigating the climate and ESG landscape.
•Integrity: Financial Crime Management Technology and Regulatory Technology include Nasdaq’s fraud detection, anti-money laundering, surveillance and risk data management and regulatory reporting solutions businesses. These businesses remain focused on capturing the growth associated with protecting the integrity of the financial system by fighting financial crime and helping our clients with their most significant compliance challenges. These businesses will continue delivering world-class solutions, leveraging the power of the cloud and machine learning across asset classes, to the full spectrum of banks and brokers, including the emerging ecosystem of financial technology, or FinTech, companies and digital banks.
Products and Services
Capital Access Platforms
Our Capital Access Platforms segment delivers liquidity, transparency and integrity to the corporate issuer and investment community by empowering our clients to effectively navigate the capital markets, achieve their sustainability goals, and drive governance excellence. We offer a suite of products to assist companies in managing corporate governance standards.
Our Capital Access Platforms segment includes Data & Listing Services, Index and Workflow & Insights.
Data & Listing Services
Our North American and European data products enhance transparency of market activity within our exchanges and provide critical information to professional and non-professional investors globally. Our Data business distributes historical and real-time market data to sell-side customers, the institutional investing community, retail online brokers, proprietary trading firms, and other venues, as well as internet portals and data distributors.
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
We distribute this proprietary market information to both market participants and non-participants through a number of proprietary products, including Nasdaq TotalView, our flagship market depth quote product. We offer TotalView products for The Nasdaq Stock Market and our Nasdaq BX, Nasdaq PSX and Nordic markets. We also offer Nordic Equity TotalView, Nordic Derivatives TotalView and Nordic Fixed Income TotalView for Nordic markets.
We operate several other proprietary services and data products to provide market information, including Nasdaq Basic, a low cost alternative to the industry Level 1 feed and Nasdaq Canada Basic, a low cost alternative to other high priced data feeds. We also provide various other data, including data relating to our U.S. equities and options exchanges and Nordic equities, derivatives, fixed income and futures.
Additionally, our Nasdaq Cloud Data Service provides a flexible and efficient method of delivery for real-time exchange data and other financial information. Data is made available through a suite of application programming interfaces, or APIs, allowing for the integration of data from disparate sources and a reduction in time to market for customer-designed applications. These APIs are highly scalable and can support the delivery of real-time exchange data.
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

As of December 31, 2023, a total of 5,262 companies listed securities on our U.S., Nasdaq Nordic, Nasdaq Baltic and Nasdaq First North exchanges. As of December 31, 2023, a total of 4,044 companies listed securities on The Nasdaq Stock Market, with 1,443 listings on The Nasdaq Global Select Market, 1,269 on The Nasdaq Global Market and 1,332 on The Nasdaq Capital Market.
We seek new listings from companies conducting IPOs, including SPACs, and direct listings as well as companies looking to switch from alternative exchanges. The 2023 new listings were comprised of the following:

Operating company IPOs	103
SPAC IPOs	27
Switches from the New York Stock Exchange LLC, or NYSE, and the NYSE American LLC, or NYSE American	18
Upgrades from OTC	18
ETPs and Other Listings	164
Total	330

The Nasdaq Stock Market IPO win rates:
2023 total	82%
Operating companies	81%
During 2023, we had 18 new listings resulting from companies switching their listings from NYSE or NYSE American to join The Nasdaq Stock Market. Together with companies that transferred additional securities to The Nasdaq Stock Market during 2023, an aggregate of $377 billion in global equity market capitalization switched to The Nasdaq Stock Market.
We also offer listings on the exchanges that comprise Nasdaq Nordic and Nasdaq Baltic. For smaller companies and growth companies, we offer access to the financial markets through the Nasdaq First North alternative marketplaces. As of December 31, 2023, a total of 1,218 companies listed securities on our Nordic and Baltic exchanges.
Our European listing customers include companies, funds and governments. Customers issue securities in the form of cash equities, depository receipts, warrants, ETPs, convertibles, rights, options, bonds or fixed-income related products. In 2023, a total of 23 new companies listed on our Nordic and Baltic exchanges.
Index
Our Index business develops and licenses Nasdaq-branded indices and financial products. License fees for our trademark licenses vary by product based on a percentage of underlying assets, dollar value of a product issuance, number of products or number of contracts traded. We also license cash-settled options, futures and options on futures on our indices.
As of December 31, 2023, 388 ETPs listed on 27 exchanges in over 20 countries tracked a Nasdaq index and accounted for $473 billion in AUM. Our flagship index, the Nasdaq-100 Index, or NDX, includes the top 100 non-financial companies listed on The Nasdaq Stock Market. More than 100 ETPs worldwide track indices in the NDX ecosystem, and had nearly $360 billion in assets tracking the index as of December 31, 2023.
We provide index data products based on Nasdaq indices. Index data products include our Global Index Data Service, which delivers real-time index values throughout the trading day, and Global Index Watch/Global Index File Delivery Service, which delivers daily and historical weightings and components data, corporate actions and a breadth of additional data for the indices that we operate.
Workflow & Insights
Workflow & Insights includes our analytics and corporate solutions products.
Our analytics products provide asset managers, investment consultants and institutional asset owners with information and analytics to make data-driven investment decisions, deploy their resources more productively, and provide liquidity solutions for private funds. Through our eVestment and Solovis solutions, we provide a suite of cloud-based solutions that help institutional investors and consultants conduct pre-investment due diligence, and monitor their portfolios post-investment. The eVestment platform also enables asset managers to efficiently distribute information about their firms and funds to asset owners and consultants worldwide.
Through the Solovis platform, endowments, foundations, pensions and family offices transform how they collect and aggregate investment data, analyze portfolio performance, model and predict future outcomes, and share meaningful portfolio insights with key stakeholders. The Nasdaq Fund Network and Nasdaq Data Link are additional platforms in our suite of investment data analytics offerings and data management tools. Nasdaq Fund Network gathers and distributes daily net asset values from over 44,000 funds and other investment vehicles across North America. We have extended Nasdaq Fund Network to support the distribution of collective investment trusts, hedge funds, managed accounts, separate accounts, 529 educational saving plans and demand deposit accounts. Nasdaq Data Link strengthens our position as a leading source for financial, economic, and alternative datasets. For investment management firms, investment banks and other investors, the platform powers data-driven decision-making for users across the globe via universal APIs, and provides for efficient data discovery and delivery.
Corporate solutions serves both public and private companies and organizations through our Investor Relations Intelligence, Governance Solutions and ESG Solutions products. Our public company clients can be companies listed on our exchanges or other U.S. and global exchanges. Our private company clients include a diverse group of organizations ranging from family-owned companies, government organizations, law firms, privately held entities, and various non-profit organizations to hospitals and healthcare systems. We help organizations enhance their ability to understand and expand their global shareholder base, improve corporate governance, and navigate the evolving ESG landscape through our suite of advanced technology, analytics, and consulting services. We also advise clients on a range of governance and sustainability-related issues.
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
Our ESG Solutions includes our ESG Advisory practice and our ESG software offering. Our ESG Advisory practice helps companies analyze, assess and action best practices to attract long-term capital. In June 2022, we acquired Metrio, a provider of ESG data collection, analytics and reporting services. Metrio software is a cloud-based solution that helps firms manage ESG data, perform greenhouse gas emissions calculations and accounting, and optimize granular data collection, report publication and dashboarding against targets. In September 2023, we announced the launch of Nasdaq Metrio, which integrates Nasdaq OneReport and Metrio legacy technologies into a new SaaS-based, end-to-end sustainability platform. The new platform enables corporates to collect, measure, disclose and communicate investor-grade, audited ESG data efficiently across dozens of raters, rankers and framework organizations to drive strategic outcomes and attract investors. The platform also features a new Carbon Accounting and Management product for companies looking to focus on their scope 1, 2 and 3 emissions. We continue to launch new ESG solutions as discussed further in “Environmental, Social and Governance Matters” below.
Financial Technology
The Financial Technology segment delivers world leading platforms that improve the liquidity, transparency and integrity of the global economy by architecting and operating the world’s best markets. This segment comprises Financial Crime Management Technology, Regulatory Technology and Capital Markets Technology solutions.
We are a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers, buy-side firms and corporate businesses, and power more than 130 marketplaces in more than 55 countries. Our solutions can handle a wide array of assets, including but not limited to cash equities, equity derivatives, currencies, various interest-bearing securities, commodities, energy products and digital currencies. Our solutions can also be used in the creation of new asset classes by non-capital markets customers, as discussed further below.
Financial Crime Management Technology
Our Financial Crime Management Technology business includes our Verafin solution which delivers a leading platform that improves the integrity and transparency of the financial world by providing SaaS solutions for fraud detection and AML.
The financial services industry has seen a growing demand for products and services focused on anti-financial crime. Our Verafin solution provides a cloud-based platform to help detect, investigate, and report money laundering and financial fraud to approximately 2,500 financial institutions in North America.
Regulatory Technology
Regulatory Technology includes surveillance and AxiomSL solutions.
Our surveillance solutions include a SaaS platform designed for banks, brokers and other market participants to assist in complying with market rules, regulations and internal market surveillance policies and serves more than 170 clients. We also provide a solution to regulators and exchanges with a robust platform to manage cross-market, cross-asset and multi-venue surveillance. This offering powers surveillance for more than 50 exchanges and 18 regulators.
AxiomSL is a global leader in risk data management and regulatory reporting solutions for the financial industry, including banks, broker dealers and asset managers. Its unique enterprise data management platform delivers data lineage, risk aggregation, analytics, workflow automation, reconciliation, validation and audit functionality, as well as disclosures. AxiomSL’s platform supports compliance across a wide range of global and local regulations.
Capital Markets Technology
Capital Markets Technology includes market technology, trade management services and Calypso.
Our market technology solutions can handle a wide array of assets, including but not limited to cash equities, equity derivatives, currencies, various interest-bearing securities, commodities, energy products and digital currencies. Our solutions can also be used in the creation of new asset classes by non-capital markets customers, as discussed further below.

Nasdaq’s market technology is utilized by leading markets in North America, Europe and Asia as well as emerging markets in the Middle East, Latin America, and Africa.
We continue to build out our SaaS business portfolio by extending and migrating our current offerings to SaaS. Our market technology business has evolved from its origins serving the capital markets, as we leverage our flexible and modular architecture technology that provides next generation capital markets capabilities in an open and agile environment, to develop our SaaS platform and offerings. We expect to continue to expand adoption of this SaaS model by our clients in the future.
For market infrastructure operators, which include exchanges, regulators, clearinghouses and central securities depositories, we provide and deliver mission-critical solutions across the trade lifecycle, which is designed to cover all aspects of a market operator’s needs, from trading and clearing to risk management, market surveillance, index development, data, management, testing and quality assurance.
In addition to serving the market operators in the core capital markets, there is a demand for mission critical solutions to enable robust operation of new emerging asset classes such as crypto currencies and native digital markets. Our market technology business currently offers its services to several digital assets exchanges, and the SaaS-based Marketplace Services Platform provides next-generation marketplace capabilities spanning the transaction lifecycle to facilitate the exchange of assets, services and information across various types of market ecosystems and machine-to-machine transactions. The Marketplace Services Platform is targeted at new emerging digital markets and enables end-to-end marketplace implementation without the resources required for on-premise solutions.
Numerous market technology projects involve complex delivery management and systems integration. Through our integration services, we can assume responsibility for projects that involve migration to a new system and the establishment of entirely new marketplaces. We also offer operation and support for the applications, systems platforms, networks and other components included in an information technology solution, as well as advisory services. Our ongoing migration to the cloud, discussed below, created a blueprint for our Marketplace Technology clients that will be used to demonstrate, guide and migrate their markets to the cloud, as well as for our own future market migrations.
Our trade management services provide market participants with a wide variety of alternatives for connecting to and accessing our markets for a fee. Our marketplaces may be accessed via a number of different protocols used for quoting, order entry, trade reporting and connectivity to various data feeds. WorkX, a web-based, front-end interface allows market participants to view data, utilize risk management tools, and submit and review trade reports. WorkX enables a seamless workflow and enhanced trade intelligence. In addition, we offer a variety of add-on compliance tools to help market participants comply with regulatory requirements.
We provide colocation services to market participants, whereby we offer firms cabinet space and power to house their own equipment and servers within our data centers. Additionally, we offer a number of wireless connectivity offerings between certain data centers using millimeter wave and microwave technology.
We completed the previously announced wind-down of our broker services operations business in 2022. This business primarily offered technology and customized securities administration solutions to financial participants in the Nordic market. Such services and solutions primarily consisted of flexible back-office systems, which allowed customers to efficiently manage safekeeping, settlement and corporate actions and reporting, and included connectivity to exchanges and central securities depositories.
Calypso is a leading provider of front-to-back trading technology solutions for the financial markets. The Calypso platform provides customers with a single platform designed to enable consolidation, innovation and growth. The platform supports front, middle and back office activities in exchange-traded and OTC instruments and supports multiple financial asset classes and the associated financial instruments. Calypso’s software application specializes in capital markets, investment management, risk management, clearing, collateral, treasury and liquidity management.
Market Services
Our Market Services segment includes our equity derivative trading and clearing, cash equity trading, fixed income, currency and commodities trading. We operate 19 exchanges across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs.

We provide trading services in North America and Europe. In the U.S., we operate six options exchanges: Nasdaq PHLX, The Nasdaq Options Market, Nasdaq BX Options, Nasdaq ISE, Nasdaq GEMX and Nasdaq MRX. These exchanges facilitate the trading of equity, ETF, index and foreign currency options. Our combined options market share in 2023 represented the largest share of the U.S. market for multi-listed equity options. Our options trading platforms provide trading opportunities to retail investors, algorithmic trading firms and market makers, who tend to prefer electronic trading, and institutional investors, who typically require high touch services to execute their trades, which are often performed on our trading floor in Philadelphia.
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
Market Services also includes revenues from U.S. Tape plans. The plan administrators sell quotation and last sale information for all transactions, whether traded on The Nasdaq Stock Market or other exchanges, to market participants and to data distributors, who then provide the information to subscribers. After deducting costs, the plan administrators distribute the tape revenues to the respective plan participants based on a formula required by Regulation NMS that takes into account both trading and quoting activity.
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
We also own a majority stake in Puro.earth, a Finnish-based leading platform for carbon removal. Puro.earth offers engineered carbon removal instruments that are verified and tradable through an open, online platform. Puro.earth’s marketplace capabilities add to our suite of ESG-focused technologies and workflow solutions and give our clients further resources to achieve their ESG objectives.
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

We are focused on amplifying the impact that artificial intelligence, or AI, has on the business and in our products. We continue to develop products and services using AI, including generative AI, and the use of AI in product development is a priority for us in 2024. We are currently leveraging AI to further develop products and solutions in investment analytics, investor relations and fraud and anti-money laundering, as well as to modernize markets with the SEC approval of the first AI-powered order type. For example, we are working on developing AI systems to track financial transactions across the ecosystem to determine potential fraud, money laundering, or other actions. These solutions can be utilized by our clients, including banks, other exchanges and brokers firms that use our solutions to reduce or eliminate threats.
We are committed to the ethical and responsible use of AI in our products, services and business operations. Our AI governance structure aligns the application of AI with our core values through a framework that addresses the new and unique risks that AI technology presents, while enabling us to explore innovation and take advantage of opportunities that AI presents to better serve our customers, advance our business objectives and bring value to our shareholders. Our AI governance framework applies risk management across AI-related product development and business usage in the company through a multi-disciplinary approach. The framework puts into practice Nasdaq’s responsible AI usage principles and considers the U.S. National Institute of Standards and Technology AI Risk Management Framework. It is administered through company-wide policies, procedures and supporting preventative and detective controls.
We believe that our focus on AI to enhance features of our existing offerings and in the development of new solutions, together with our significant proprietary data sets, provides us with a competitive advantage.
During 2023, Nasdaq continued its shift to utilizing and deploying cloud infrastructure. We also migrated two additional exchanges to the cloud, in addition to the options exchange that we migrated in 2022. We believe that migrating our exchanges to the cloud, through our partnership with AWS will result in improved performance and increased flexibility for our customers. We expect to move additional North American markets to the cloud with AWS during the next several years. The shift to cloud-based markets will enable Nasdaq to provide its clients access to cloud-based capabilities, including virtual connectivity services, market analytics and machine learning, at a lower cost. We also expect to leverage the cloud-based infrastructure for our market technology clients, assisting such clients in developing their own platforms and customizing their offerings for their local, rapidly changing industry dynamics. Additionally, we expanded our existing colocation facility to meet the growing demand of market participants that seek proximity to the Nasdaq trading systems. Our expanded and enhanced facility is designed to provide the optimal environment for the next generation of compute workloads and offer clients access to a wider range of services and capabilities.
To facilitate the exchange migration to AWS, Nasdaq will also leverage its Fusion technology platform. Fusion positions Nasdaq’s North American and European markets to manage, operate and deploy a common platform that can be used across our nine Nasdaq derivative markets, while enabling our markets for cloud deployment.
Competitive Strengths
We are a global, client-focused technology company with expertise in markets and financial technology. We deploy robust technology capabilities and have developed innovative solutions to further address client needs across the financial ecosystem. Our business segments complement each other and we believe that our strong competitive position in large, high-growth markets positions us for sustained growth.
A Unique Value Proposition
We operate leading platforms that can improve the liquidity, transparency, and integrity of the global financial ecosystem, allowing us to:
•Develop efficient and reliable technologies to facilitate and protect the financial system across asset classes;
•Empower our clients to effectively navigate the capital markets, achieve their sustainability goals, and maintain corporate governance excellence; and
•Provide data, tools and insights that drive sound decision making while complying with evolving regulatory requirements.
Technological Strength
The strength and resiliency of our technology, enhanced by our new Financial Technology division, in meeting the advancing demands of our global customer base is vital to the continued success of our business and distinguishes us from our competitors.
We strive to be a trusted partner to a diverse range of clients that participate across the global financial ecosystem, including:
•Banks and Financial Institutions - Providing safety and integrity through a suite of trade surveillance, cloud-native fraud and anti-money laundering solutions and robust regulatory reporting software.
•Market Infrastructure Operators - Assisting market infrastructure operators in increasing efficiency, meeting customer needs, and growing revenue across the trade lifecycle.
•Brokers and Traders - Helping brokers and traders to confidently plan, optimize, manage risk and execute their business vision.

•Market Participants - Providing market participants with access to liquidity and enabling them to efficiently consume, monitor, analyze, and capitalize on real-time market changes.
•Listed Companies - Enabling companies to access capital markets effectively, manage stakeholders and leverage technology to operate and govern effectively.
•Investors and Asset Managers - Offering products and services to assist investors and asset managers in optimizing their portfolios and offerings.
Competition
Capital Access Platforms
Our Data business includes proprietary data products. Proprietary data products are made up exclusively of data derived from each exchange’s systems. Competition in the data business is influenced by rapidly changing technology and the creation of new product and service offerings.
Our proprietary data products face competition globally from alternative exchanges and trading venues that offer similar products. Our data business competes with other exchanges and third-party vendors to provide information to market participants. Examples of our competitors in proprietary data products are ICE, Cboe, and TSX.
Our Listing Services business in both the U.S. and Europe provides a means of facilitating capital formation through public capital markets. There are competing ways of raising capital, and we seek to demonstrate the benefits of listing shares on our exchange. Our primary competitor for larger company stock share listings in the U.S. is NYSE. The Nasdaq Stock Market competes with local and international markets located outside the U.S. for listings of equity securities of both U.S. and non-U.S. companies that choose to list (or dual-list) outside of their home country. For example, The Nasdaq Stock Market competes for listings with exchanges in Europe and Asia, such as London Stock Exchange Group plc, or LSE, and The Stock Exchange of Hong Kong Limited. Additionally, we face competition from private equity firms that may elect to keep their portfolio companies as private companies.
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
Our Index business offers Nasdaq-branded indices and financial products and faces competition from providers of various competing financial indices. For example, there are a number of indices that aim to track the technology sector and thereby compete with the Nasdaq-100 Index and the Nasdaq Composite Index. We face competition from investment banks, dedicated index providers, markets and other product developers, including S&P Dow Jones Indices, MSCI and FTSE Russell.
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
Our corporate solutions business faces competition that can be varied and fragmented. For our Investor Relations Intelligence solutions, there are many regional competitors and relatively few global providers. Other exchange operators are partnering with firms that have capabilities in this area and seeking to acquire relevant assets in order to provide investor relations services to customers alongside listing services. Our ESG Solutions, including Nasdaq Metrio and ESG Advisory, are positioned in evolving markets with competitors offering multiple point solutions providing software, data or consulting services. The competitive landscape for our Governance Solutions products varies by customer segment and geography. Most competitors offer SaaS solutions that are supported by a data centered strategy, while certain firms offer specialized services that focus on a single niche segment. Customers frequently seek single-source providers that are able to address a broad range of needs within a single platform.
Financial Technology
For our Financial Crime Management Technology and trade and market surveillance businesses, competitors include core banking solution providers ranging from small to large, independent solution providers, FinTech start-ups and in-house custom builds. We compete against enterprise solution providers and point solutions for clients with larger AUM. Competitors also include companies that serve multiple industries in addition to financial services with generalized solutions, such as business intelligence tools, data integrators, investigation platforms and software covering the broader compliance lifecycle. Recently, there has been an increase of FinTech start-ups shifting into the surveillance, fraud detection and AML space offering highly-specialized solutions for advanced data analytics, artificial intelligence and machine learning technology. The Financial Crime Management Technology and surveillance offerings compete on a number of factors, including but not limited to, increased workflow efficiency, quality of the data, quality of alerts and pricing.

Our Financial Crime Management Technology and surveillance offerings must demonstrate the ability to decrease false-positives and provide in-depth views into potential abuses and risks that stem from those cases. These offerings help firms reduce both the reputational and regulatory risk as well as the complexity in efforts to keep markets and financial institutions safe.
Our AxiomSL product, which includes financial, statistical and prudential reporting as well as shareholder disclosures, trade reporting and ESG reporting, competitors include large independent solution providers, in-house solutions at financial institutions as well as some smaller independent point solution providers. As regulatory reporting becomes more granular and time sensitive, the ability of our platform to operate with speed at scale, and with consistency across functional business domains continues to set AxiomSL apart.
For our Calypso product, which includes solutions for cross-asset, front-to-back trading, treasury, risk and collateral management, competitors include similar enterprise solution providers in size and footprint, as well as local/regional players focusing on the smaller end of the client base. In the higher tier of client base, such as global banks, internal development is very often either the incumbent solution or an alternative to FinTech vendors. Competitors also sometimes include companies that provide point solutions, such as pricing library providers, and post-trade service providers.
Our market technology business faces competition from exchanges and exchange-related businesses that internally develop their technology. This model has gradually changed as many operators have recognized the cost-savings made possible by buying technology from third parties. As a result, two types of competitors have emerged in our market technology business: exchange operators and technology providers unaffiliated with exchanges. These organizations make available a range of off-the-shelf technology, including trading, clearing, settlement, depository and information dissemination, and offer customization and operation expertise. Market conditions in market technology are evolving rapidly, which makes continuous investment and innovation a necessity. Our partnership with AWS enables us to compete with other companies that are developing cloud-based exchanges and market technology offerings.
Our trade management services business competes with other exchange operators, extranet providers, and data center providers.
Market Services
We face intense competition in North America and Europe. We seek to provide market participants with greater functionality, trading system stability and performance, high levels of customer service, and efficient pricing. In both North America and Europe, our competitors include other exchange operators, operators of non-exchange trading systems and banks and brokerages that operate their own internal trading pools and platforms.
In the U.S., our options markets compete with exchanges operated by Cboe Global Markets, Inc., or Cboe, Miami International Holdings, Inc., or MIAX, Intercontinental Exchange, Inc., or ICE, Members Exchange, or MEMX, and BOX Options Market. In cash equities in the U.S., we compete with exchanges operated by Cboe, ICE, MIAX, The Investors Exchange, Members Exchange and Long Term Stock Exchange. We also face competition from ATSs, known as “dark pools,” and other less-heavily regulated broker-owned trade facilitation systems, as well as from other types of OTC trading. In Canada, our cash equities exchange competes principally with exchanges such as the Toronto Stock Exchange, or TSX.
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
In Europe, our cash equities markets compete with exchanges such as Euronext N.V., Deutsche Börse AG, LSE and many Multilateral Trading Facilities, or MTFs, such as Cboe, Turquoise and Aquis. Our competitors in the trading and clearing of options and futures on European equities include Eurex, Cboe, ICE Futures Europe and London Clearing House, or LCH. In addition, in equities markets in Europe, we face competition from other broker-owned systems, dark pools, Systematic Internalizers, or SIs, and other types of OTC trading. Competition among exchanges for trading European equity derivatives tends to occur where there is competition in the trading of the underlying equities. In addition to exchange-based competition, we face competition from OTC derivative markets.
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
Corporate Venture Program
We operate a corporate venture program to make minority investments primarily in emerging growth FinTech companies that are strategically relevant to, and aligned with, Nasdaq. Investments are made through the venture program to further our research and development efforts and accelerate the path to commercial viability. We expect that capital invested will continue to be modest and will not have a material impact on our consolidated financial statements, existing capital return or deployment priorities. Since its inception in 2017, our venture program has grown in size and has invested in companies covering various sectors, including data, analytics and workflow technologies, blockchain and digital assets, market infrastructure, anti-financial crime, new marketplaces, enabling technologies and ESG. As of December 31, 2023, our investments, which include equity and convertible debt investments, were valued at $169 million.
Environmental, Social and Governance Matters
Nasdaq is committed to our long-term ESG and sustainability strategy, advocacy and oversight. We continue to engage with internal and external stakeholders at all levels regarding sustainability matters. During 2023, we advanced our corporate, community and commercial ESG efforts, including furthering our commitment to climate change awareness, reducing our environmental impact, building a workplace culture of inclusivity and expanding our portfolio of ESG-related solutions and services.
The Nominating & ESG Committee has formal responsibility and oversight for corporate ESG policies and programs and receives regular reporting on key ESG matters and initiatives. Our Corporate ESG Steering Committee serves as the central coordinating body for our ESG strategy; it is co-chaired by executive leaders and comprised of a cross-functional group of Nasdaq senior executives.
We continued to be committed to our decarbonization and climate strategy, achieving carbon neutrality across all our business operations for the sixth consecutive year and are working towards our short- and long-term net zero science-based targets, which were validated and approved by the Science Based Targets initiative in 2022. In 2023, we were named to the Dow Jones Sustainability North America Index for the eighth consecutive year. We were included on Just Capital’s Just100 list of America’s most just companies and received recognition from the Bloomberg Gender-Equity Index and The Human Rights Campaign’s Corporate Equality Index. In addition, Nasdaq maintained industry leading scores from ESG rating agencies:
•MSCI: maintained a rating of “AA,” placing Nasdaq in MSCI’s “Leaders” category.
•CDP: earned a place on CDP’s “Climate A List” for climate disclosures and actions for the second consecutive year.
•EcoVadis: maintained “Gold Medal” status, a recognition reserved for the top 5% of all rated companies.
•2023 S&P Corporate Sustainability Assessment: maintained a score of 60, placing Nasdaq in the 96th percentile of our industry group.
Our environmental footprint is relatively small due to the nature of our business operations. We remain committed to reducing our environmental impact, focusing on several key areas, including our energy use, the management of our workspaces and how we conduct business travel, and engagement with our value chain. We seek to reduce our atmospheric carbon emissions and we manage our water use and the waste associated with our business operations.
We help companies of all ESG maturity levels through our robust combination of technology, tools, data, insights and capital market solutions.
In 2023, we launched three new ESG-related solutions:
•Nasdaq Metrio, a SaaS-based, end-to-end platform designed to help corporate clients collect, measure and report sustainability data;
•Nasdaq eVestment ESG Analytics, a data analytics platform that unlocks greater transparency for the global institutional market, helping investors make data-driven impact investment decisions; and
•Nasdaq Sustainable Lens, a SaaS-based ESG intelligence platform that harnesses the power of generative artificial intelligence to help companies navigate complexity and respond to stakeholders’ demands for greater transparency.
During 2023, we also maintained, and continued to expand, our portfolio of ESG services and solutions for our clients and stakeholders.
In 2023, we requested our existing leading suppliers by spend to attest to our Supplier Code of Ethics. The Supplier Code of Ethics, which is available on our website, encourages our suppliers and vendors to adopt sustainability and environmental practices in line with our published Environmental Practices Statement and to promote a diverse and inclusive workforce. Additionally, our new suppliers are required to attest to the Supplier Code of Ethics in connection with the commencement of their engagement.
For more information regarding our ESG efforts in 2023, both internally and externally, please see the section entitled “Human Capital Management” below and our Proxy Statement.
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
Broker-dealer regulation. Nasdaq’s broker-dealer subsidiaries are subject to regulation by the SEC, the SROs and various state securities regulators. Nasdaq operates three broker-dealers: Nasdaq Execution Services, LLC, NFSTX, LLC, and Nasdaq Capital Markets Advisory LLC. Each broker-dealer is registered with the SEC, a member of FINRA and registered in the U.S. states and territories required by the operation of its business. In addition, we own a minority interest in NPM Securities, LLC.
Nasdaq Execution Services operates as our routing broker for sending orders from Nasdaq’s U.S. cash equity and options exchanges to other venues for execution. NFSTX is a registered ATS and acts as an intermediary to facilitate secondary transactions in certain funds (both registered or not registered under the Investment Company Act of 1940), business development companies, certain closed-end funds and private real estate investment funds. Nasdaq Capital Markets Advisory acts as a third-party advisor to privately-held or publicly-traded companies during IPOs and various other offerings.
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
Our registered broker-dealers are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. As of December 31, 2023, each of our broker-dealers were in compliance with applicable capital requirements.
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
Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, approved by the SEC with respect to enforcement of common rules relating to common members. Our SROs have entered into several such agreements under which FINRA assumes regulatory responsibility for various rules or areas covered by agreements.
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
The UTP Plan was filed with and approved by the SEC as a national market system plan in accordance with the Exchange Act and Regulation NMS to provide for the collection, consolidation and dissemination of such information for Nasdaq-listed securities. The Nasdaq Stock Market serves as the processor for the UTP Plan pursuant to a contract for a two-year term through October 2025. The Nasdaq Stock Market also serves as the administrator for the UTP Plan. To fulfill its obligations as the processor, The Nasdaq Stock Market has designed, implemented, maintained, and operated a data processing and communications system, hardware, software and communications infrastructure to provide processing for the UTP Plan. As the administrator, The Nasdaq Stock Market manages the distribution of market data, the collection of the resulting market data revenue, and the dissemination of that revenue to plan members in accordance with the terms of the UTP Plan and of Regulation NMS.

In September 2023, the SEC adopted an order to require changes to the governance of securities information processors. The new order would limit the voting right of affiliated SROs (including those owned by Nasdaq) and would limit the ability of SROs to serve as administrators for securities information processors. A schedule for implementing the new order has not been imposed by the SEC, so we are not certain of the timing or the impact on our business or our role as a securities information processor.
In December 2020, the SEC adopted a rule to modify the infrastructure for the collection, consolidation and dissemination of market data for exchange-listed national market stocks, or NMS data. The rule changes include, among other things, requiring exchanges to add more “core data” to the securities information processors, including partial depth-of-book, certain odd-lot quotations/transactions, auction, regulatory, and administrative data; eliminating central, official consolidators of tape plans and enabling multiple competing consolidators to register to aggregate and disseminate core data; and authorizing persons to purchase and aggregate core data directly from the exchanges for their own use. In September 2022, the SEC disapproved fees proposed by exchanges to implement the rule but did not direct the exchanges to take further action to implement the rule. Accordingly, a schedule for implementing the rule has not been imposed by the SEC, and we are not certain of the timing, or the impact, of these new rules on our business or role as a securities information processor.
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
We are subject to MiFID II and MiFIR, the European Union’s Market Abuse Regulation, which primarily affects our European trading businesses. Many of the provisions of MiFID II and MiFIR are implemented through technical standards drafted by the European Securities and Markets Authority and approved by the European Commission. In addition, in 2016, the European Union adopted legislation on governance and control of the production and use of benchmark indices. The Benchmark Regulation became effective in the European Union beginning in 2018, and Nasdaq must be in compliance beginning January 1, 2026 in relation to benchmarks provided by non-European Nasdaq entities. As the regulatory environment continues to evolve and related opportunities arise, we intend to continue developing our products and services to ensure that the exchanges and clearinghouse that comprise Nasdaq Nordic and Nasdaq Baltic maintain favorable liquidity and offer fair and efficient trading.

In addition, proposed rules under MiFID II and MiFIR rules are expected to include provisions potentially impacting various parts of Nasdaq’s exchanges and data business, including a proposal to establish a European consolidated tape of pre- and/or post-trade data. The final rules have not yet been issued, and therefore we cannot be certain of the impact on Nasdaq Europe’s offerings.
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
Nasdaq Stockholm’s exchange activities are regulated primarily by the SSMA, which implements MiFID II into Swedish law and which sets up basic requirements for the board of directors of the exchange and the exchange’s share capital, and which also outlines the conditions on which exchange licenses are issued. The SSMA also provides that any changes to the exchange’s articles of association following initial registration must be approved by the SFSA. Nasdaq Clearing holds the license as a CCP under EMIR.
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
Due to the underlying EU regulation, the regulatory requirements in the other Nordic and Baltic countries in which a Nasdaq entity has a trading venue are similar to the requirements in Sweden described above. The supervisory authorities in Sweden, Iceland, Denmark, Finland and Norway all cooperate to safeguard effective and comprehensive supervision of the exchanges comprising Nasdaq Nordic and the systems operated by it, and to ensure a common supervisory approach.
Nasdaq owns a central securities depository known as Nasdaq CSD SE (Societas Europaea)¸ that provides notary, settlement, central maintenance and other services in the Baltic countries and in Iceland. Nasdaq CSD SE is licensed under the European Central Securities Depositories Regulation and is supervised by the respective regulatory institutions.
We operate a licensed exchange, Nasdaq Oslo ASA, in Norway that trades and lists commodity derivatives. Although Norway is not a member of the EU, as a result of the European Economic Area, or EEA, agreement (entered into between the EU and European Free Trade Association) the regulatory environment is broadly similar to what applies in EU member states. Since Norway has adopted legislation mirroring the provisions of MiFID II and MIFIR, the regulatory environment in Norway is similar to Sweden. The Financial Supervisory Authority of Norway supervises the Norwegian exchange on an autonomous basis and the Norwegian exchange also has a separate market surveillance function overseen by the Financial Supervisory Authority.
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
In the United Kingdom, The Nasdaq Stock Market, Nasdaq Oslo ASA, Nasdaq Stockholm AB, Nasdaq Copenhagen A/S, and Nasdaq Helsinki Ltd are each subject to regulation by the Financial Conduct Authority as “Recognised Overseas Investment Exchanges.” Nasdaq Clearing is registered as a recognized third country CCP with the Bank of England under the temporary recognition regime. The registration became effective on December 31, 2020, and lasts for four years (which may be extended further), during which time Nasdaq Clearing may continue to act as a CCP vis-a-vis UK members. Nasdaq Clearing has submitted its application for permanent recognition and is awaiting further information as to the process and timeline from the Bank of England.
Human Capital Management
Nasdaq has continued to strengthen our commitment to, and investment in, attracting, retaining, developing and motivating our employees during 2023.
We also continued our efforts to create a diverse and inclusive work environment of equal opportunity, where employees feel respected and valued for their contributions, and where Nasdaq and its employees have opportunities to make positive contributions to our local communities.
As of December 31, 2023, Nasdaq had 8,525 full and part-time employees, including employees of non-wholly owned consolidated subsidiaries.
Employee Safety
We are committed to ensuring the safety and well-being of our employees and stakeholders, and complying with local government regulations in the areas in which we operate. We have adopted a hybrid work environment, where employees both work in our offices and from home, which we believe enables a more consistent in-office experience, greater levels of connectivity and engagement, and an improved sense of community across Nasdaq.
Talent Management and Development
We continued to increase our efforts in attracting and retaining our employees. Nasdaq seeks to hire world-class, innovative, and diverse talent across the globe.
In 2023, our internal employee engagement score, based on our biannual employee engagement surveys, maintained its record high rating achieved in 2022. Our workforce voluntary attrition rate during 2023 was approximately 7.3%, which was nearly four percentage points lower than 2022.
Our Talent Attraction Team focused on strategic marketing and branding to position Nasdaq as a leading employer of choice for talent in our industry, helping to increase our pool of top candidates for open positions, particularly diverse candidates. We ran targeted attraction campaigns in our major markets using (with permission) local employee stories and photos, and partnered with diverse talent organizations, such as the National Society of Black Engineers, AfroTech, Sistas in Sales, Women in Tech, Information Technology Senior Management Forum and the Society of Hispanic Professional Engineers to help improve brand awareness of Nasdaq and attract a higher number of diverse candidates for potential hiring, as compared to 2022.
During 2023, we continued a series called the Manager Forum, facilitated by our CEO and other senior and mid-career leaders, to engage managers in sustained leadership development, alongside our existing formal leadership development curriculum.
Our artificial intelligence-driven career development platform, the Career Hub, matches employees, based on their career aspirations, to internal training, potential mentors, short-term projects and full-time internal roles. This helped us again increase our career satisfaction scores in our biannual employee engagement survey and supported employee retention.
We have invested in professional development for our employees, including offering access to more than 26,000 professional development programs; providing tuition assistance to employees enrolled in degree-granting academic programs; holding internal career fairs and career development programs; connecting employees to our formal mentoring programs and providing one-on-one professional coaching opportunities. We welcomed approximately 150 interns to Nasdaq during 2023.
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
A Culture of Inclusion
At Nasdaq, three pillars guide our diversity, equity and inclusion efforts: Workforce, Workplace and Marketplace. Workforce seeks to ensure that our employee population is representative of the communities in which we operate. Workplace seeks to create a positive, equitable workplace experience for all employees of Nasdaq. Marketplace aims to positively influence our peers in the capital market ecosystem and invest in the local communities where we operate.

Nasdaq sponsors twelve employee-led internal affinity networks. These networks include more than 2,900 members, representing approximately 36% of our eligible employees and contractors. Nasdaq’s Employee Networks support the diverse communities that comprise our workforce, including Black, Asian American, Hispanic, LGBTQ+, female, disabled, veteran, and parent/caregiver communities. Nasdaq’s Employee Networks provide both formal and informal development programs and guidance for their members. The networks benefit the entire Nasdaq workforce through educational events, guest speakers, and volunteering opportunities.
Nasdaq regularly and proactively reviews and monitors diversity data across its businesses, including workforce composition, talent pipeline, and sentiment by business unit. In 2023, we expanded our Inclusion Learning Library, offering two new courses aimed at helping managers lead more inclusively in addition to our two fundamental diversity trainings. We also added customized developmental programs for underrepresented talent, including executive mentoring and accelerated leadership development programs. In 2023, we graduated our first class of Acclerate(her), which is our high-potential leadership program for our female employees to enhance their skills and increase advancement opportunities. Additionally, we expanded our leadership development program aimed to help foster community, understanding and develop fundamental leadership skills for employees from diverse backgrounds.
We continue to seek to monitor our diversity metrics, both through development of our internal talent pool and by focusing on interviewing diverse candidates externally for new employment opportunities. During our annual executive succession planning exercise with our Board of Directors, we realized a 3% increase, as compared to 2022, in the diversity of our senior executive succession candidate pool (considering gender, race and LGBTQ+ status) due to a focus by our senior executives on identifying and cultivating talent deeper in their organizations.
Nasdaq monitors our employee sentiment semi-annually, and has a 92% average participation rate in these employee surveys. We also introduced a new Inclusion Index that helps us to understand where in the organization we may have employees having a differing experience from one another, thus allowing us to seek to understand root causes and explore and implement solutions.
In 2023, Nasdaq was honored with multiple awards, affirming our commitment to excellence and inclusion in human capital management. Nasdaq was named to Seramount 100 Best Companies, the 2023 Seramount Inclusion Index and the ParityLIST for both Women and People of Color to Advance.
Our dedication to fostering diversity extends globally, as Nasdaq was included in the 2023 Seramount Alliance for Global Inclusion and was named to the 2023 Seramount Global Inclusion Index. We received acknowledgement from the Human Rights Campaign, for the fifth consecutive year, underscoring our commitment to LGBTQ+ employees.
Workplace Demographics
Our global female employee base in 2023 was approximately 35%, including the employees that joined us from Adenza in November 2023. Our minority representation in the U.S., which includes Asian, Black/African American, Hispanic/Latino, Multiracial, Native American, Native Hawaiian, and Pacific Islander employees, was 32% in 2023, including Adenza employees.
Gender and Ethnicity Performance Data as of December 31, 2023 and 2022
Gender:

* In the charts above, not disclosed percentage includes employees that have chosen not to disclose and race and ethnicities that are less than 0.3%.
In 2023, we conducted a pay equity analysis, which supplements our annual multifaceted compensation review program, successfully concluding that review in the fourth quarter of the year. Our pay equity analysis for 2024 has already begun as part of the annual compensation review program to be completed in the same cycle next year.
Finally, to increase transparency of our workforce, Nasdaq publishes statistics on the composition of its own global workforce by gender, and of its U.S. workforce by gender, race and ethnicity, in our U.S. EEO-1 report and our Sustainability Report, which are available on our website.
Compensation and Benefits
Our Total Rewards program is designed to attract, retain, and empower employees to successfully execute our growth strategy and our mission to better serve our clients. Our comprehensive Total Rewards program reflects our commitment to protecting our employees’ health, well-being and financial security.
Our pay-for-performance compensation programs includes market-competitive base salaries, annual bonuses or sales commissions, and equity grants. The majority of our employees are granted annual, long-term equity awards, enabling them to be owners of the company, committed to our long-term success and aligning their interests with the short-term and long-term interests of our shareholders.
Beyond compensation, we offer a suite of programs, benefits, perquisites, and resources. Our core benefits include health (medical, dental, and vision) and risk insurances (life and disability), retirement plans, and an employee stock purchase plan. We also offer robust paid time-off benefits which include vacation, incidental sick days and parental leave.
In addition, all Nasdaq employees, regardless of their location in any of our global offices, are offered paid time off for key life events. Beginning January 1, 2024, we announced a new flexible time off policy for our North American employees. These programs, coupled with our hybrid work schedules, are designed to meet the diverse needs of our work force.
In 2023, we recognized the importance of well-being in the overall performance of our workforce. We introduced toolkits and trainings to help to support both our leaders and employees.
Community Involvement
We are committed to creating lasting, positive change within our Company and the communities we serve. Our employees take pride in being active in our communities. Through our Nasdaq GoodWorks Corporate Responsibility Program, we have committed to supporting the communities in which we live and work by providing eligible full and part-time employees two paid days off per year to volunteer. We also match charitable donations of all Nasdaq employees and contractors up to $1,000, or more in certain circumstances, per calendar year. In 2023, Nasdaq employees raised over $450,000, including donations and matches, supporting almost 600 charities worldwide.

Nasdaq’s “Purpose” comprises our philanthropic, community outreach, entrepreneurial support and employee volunteerism programs, all designed to leverage our unique place at the center of capital creation, markets, and technology and drive stronger economies, more equitable opportunities and contribute to a more sustainable world.
During 2023, Nasdaq held its third annual “Purpose Week,” which is a week dedicated to celebrating and advancing economic progress for all. Purpose Week 2023 included a series of company-wide webinars, volunteer opportunities, and global activities involving and recognizing company employees. Purpose Week also included a series of workshops with Nasdaq Foundation partnership organizations. We hosted two investor education workshops for employees.

Our inaugural Purpose Forum convened thought leaders, change makers, and innovators from around the world to discuss how Nasdaq can empower individuals to embrace their purpose, advance their economic growth and reach their full potential.
The Nasdaq Foundation works with organizations that promote and support under-resourced communities by reimagining investor engagement and equipping communities with the financial knowledge needed to share in the wealth that markets create.
During 2023, the Nasdaq Foundation provided 13 grants to organizations that seek to fulfill that mission. These grants were awarded to, among others: Defy Ventures, which provides entrepreneur training for formerly incarcerated Black and indigenous men and women and people of color; the GO Project for the GO Families Financial Literacy Workshop Series in New York City; and the Global Entrepreneur Network, in partnership with Hello Alice, for the Equitable Access Program aimed at enhancing credit access and financial education to underserved entrepreneurs facing credit challenges.
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
Our business performance is impacted by a number of factors, including general economic conditions, current or expected inflation, interest rate fluctuations, market volatility, changes in investment patterns and priorities, pandemics and other factors that are generally beyond our control. To the extent that global or national economic conditions weaken and result in slower growth or recessions, our business may be negatively impacted. Adverse market conditions could reduce customer demand for our services and the ability of our customers, lenders and other counterparties to meet their obligations to us. Poor economic conditions may result in a reduction in the demand for our products and services, including our market technology, fraud detection, AML and surveillance solutions, data, indices and corporate solutions, or could result in a decline in the number of IPOs, reduced trading volumes or values and deterioration of the economic welfare of our listed companies, which could cause an increase in delistings.
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
The number of listings on our markets is primarily influenced by factors such as investor demand, the global economy, available sources of financing, and tax and regulatory policies. Adverse conditions may jeopardize the ability of our listed companies to comply with the continued listing requirements of our exchanges, or reduce the number of issuers launching IPOs, including SPACs, and direct listings. The number of IPOs on our exchanges decreased in both 2023 and 2022, and the number of delistings increased in 2023.
Our Capital Access Platforms revenues may be significantly affected by global economic conditions. Professional subscriptions to our data products are at risk if staff reductions occur in financial services companies or if our customers consolidate, which could result in significant reductions in our professional user revenue or expose us to increased risks relating to dependence on a smaller number of customers. In addition, adverse market conditions may cause reductions in the number of non-professional investors with investments in the market and in ETP AUM tracking Nasdaq indices as well as trading in futures linked to Nasdaq indices.
There may be less demand for our analytics, corporate solutions, market technology and risk and regulatory products and services if global economic conditions remain weak. Our customers historically reduce purchases of new services and technology when growth rates decline, thereby diminishing our opportunities to sell new products and services or upgrade existing products and services.
Additionally, during a global economic downturn, or periods of economic, political or regulatory uncertainty, our sales cycle may become longer or more unpredictable due to customer budget constraints or unplanned administrative delays to approve purchases.
A reduction in trading volumes or values, market share of trading, the number of our listed companies, or demand for our products and services due to economic conditions or other market factors could adversely affect our business, financial condition and operating results.
The industries we operate in are highly competitive.
We face significant competition in our Capital Access Platforms, Financial Technology and Market Services segments from other market participants. We face intense competition from other exchanges and markets for market share of trading activity and listings. This competition includes both product and price competition.
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
Our businesses depend on the integrity and performance of the technology, computer and communications systems supporting them. If new systems fail to operate as intended or our existing systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. We could experience a systems failure due to human error by our employees, contractors or vendors, electrical or telecommunications failures or disruptions, hardware or software failures or defects, cyberattacks, sabotage or similar unexpected events. These consequences could result in service outages, lower trading volumes or values, financial losses, decreased customer satisfaction, litigation and regulatory sanctions. Our markets and the markets that rely on our technology have experienced systems failures and delays in the past and we could experience future systems failures and delays.
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
We intend to launch new products and initiatives and continue to explore and pursue opportunities to strengthen our business and grow our company. We may spend substantial time and money developing new products, initiatives and enhancements to existing products. If these products and initiatives are not successful or their launches are delayed, we may not be able to offset their costs, which could have an adverse effect on our business, financial condition and operating results.
In our technology operations, we have invested substantial amounts in the development of system platforms, the rollout of our platforms and the adoption of new technologies, including cloud-based infrastructure and artificial intelligence for certain of our offerings. Although investments are carefully planned, there can be no assurance that the demand for such platforms or technologies will justify the related investments. If we fail to generate adequate revenue from planned system platforms or the adoption of new technologies, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our results of operations and financial condition. In addition, clients may delay purchases in anticipation of new products or enhancements. We may allocate significant amounts of cash and other resources to product technologies or business models for which market demand is lower than anticipated. In addition, the introduction of new products by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing product offerings could render our existing or future products obsolete.
A decline in trading and clearing volumes or values or market share will decrease our trading and clearing revenues.
Trading and clearing volumes and values are directly affected by economic, political and market conditions, broad trends in business and finance, unforeseen market closures or other disruptions in trading, the level and volatility of interest rates, inflation, changes in price levels of securities and the overall level of investor confidence. Over the past several years, trading and clearing volumes and values across our markets have fluctuated significantly depending on market conditions and other factors beyond our control. Because a significant percentage of our revenues is tied directly to the volume or value of securities traded and cleared on our markets, it is likely that a general decline in trading and clearing volumes or values would lower revenues and may adversely affect our operating results if we are unable to offset falling volumes or values through pricing changes. Declines in trading and clearing volumes or values may also impact our market share or pricing structures and adversely affect our business and financial condition.
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
Our systems and operations are vulnerable to damage or disruption from security breaches. Due to our adoption of a hybrid work environment, we have a broader and more distributed network footprint and increased reliance on the home networks of employees, and such remote work may cause heightened cybersecurity and operational risks. Some of these threats include attacks from foreign governments, hacktivists, insiders and criminal organizations. Foreign governments may seek to obtain a foothold in U.S. critical infrastructure, hacktivists may seek to deploy denial of service attacks to bring attention to their cause, insiders may pose a risk of human error or malicious activity and criminal organizations may seek to profit from stolen data. Computer malware, such as viruses and worms, also continue to be a threat with ransomware increasingly being used by criminals to extort money. Given our position in the global securities industry, we may be more likely than other companies to be a direct target, or an indirect casualty, of such events.
While we continue to employ and invest additional resources to monitor our systems and protect our infrastructure, these measures may prove insufficient depending upon the attack or threat posed. Any system issue, whether as a result of an intentional breach, collateral damage from a new virus or a non-malicious act, the use of artificial intelligence by bad actors, including the use of such tools to engage in social engineering or similar activities, or due to a cybersecurity breach of a customer that results in a loss of our data or compromises our systems or those of our other customers utilizing the same products, could damage our reputation and result in: a loss of customers; disrupted customer relationships; the loss of our intellectual property or sensitive data; lower trading volumes or values, significant liabilities, litigation or regulatory fines or otherwise have a negative impact on our business, our products and services, financial condition and operating results. Further, cybersecurity incidents that impact our vendors and other third parties that support our organization and industry could directly or indirectly impact us. For example, a data breach involving one of our vendors occurred in 2023, and was identified and mitigated by the vendor before material damage to Nasdaq occurred. There can be no assurance we will be able to identify and mitigate every incident involving cybersecurity attacks, breaches or incidents. A system breach may go undetected for an extended period of time.
Expanded cybersecurity regulations, and increased cybersecurity infrastructure and compliance costs, may adversely impact our results of operations.
As cybersecurity threats continue to increase in frequency and sophistication, and as the domestic and international regulatory and compliance structure related to information, cybersecurity, data privacy and data usage becomes increasingly complex and exacting, we may be required to devote significant additional resources to strengthen our cybersecurity capabilities, and to identify and remediate any security vulnerabilities. Compliance with laws and regulations concerning cybersecurity, data privacy and data usage could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties. Costs for bolstering cybersecurity capabilities, and increased cybersecurity and data privacy compliance costs, could adversely impact our business, financial condition and operating results. Additionally, our clients increasingly demand rigorous contractual, certification and audit provisions regarding cybersecurity, data protection and data usage, which may also increase our overall compliance burden and costs in meeting such obligations.
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
Our artificial intelligence initiatives under development and the use of artificial intelligence in certain of our existing products may be unsuccessful and may give rise to various risks, which could adversely affect our business, reputation, or operating results.
We are making significant investments in artificial intelligence, or AI, including generative AI, to, among other things, develop new products or features for our existing products, including our anti-financial crime, investor relations and investment analytics solutions, and to enhance and refine our internal business operations. As AI is a new and evolving technology in the early stages of commercial use, there are significant risks involved in the development and deployment of AI, and there can be no assurance that the use of AI will enhance our products or services or augment our business or operating results. Market acceptance of AI technologies is uncertain, and we may be unsuccessful in our product development efforts. Moreover, our AI-related product initiatives and offerings, or use in our internal business operations, may give rise to risks related to harmful content, accuracy, bias, discrimination, intellectual property infringement, the ability to obtain intellectual property protection, misappropriation or leakage, defamation, data privacy, and cybersecurity, among others. In addition, these risks include the possibility of new or enhanced laws or regulations, for which compliance may be costly and burdensome or involve litigation or other legal liability, or additional oversight, audits or enforcement under existing laws or regulations. The use of AI may also give rise to ethical concerns or negative public perceptions, which may cause brand or reputational harm. Additionally, our competitors may be developing their own AI products and technologies, which may be superior in features or functionality, or cost, to our offerings. Any of these factors could adversely affect our business, reputation, or operating results.
Failure to attract and retain key personnel may adversely affect our ability to conduct our business.
Our future success depends, in large part, upon our ability to attract and retain highly qualified and skilled professional personnel that can learn and embrace new technologies. In the current tight labor market, we have intensified our efforts to recruit and retain talent. Competition for key personnel in the various localities and business segments in which we operate is intense. We have, and may continue to, experience higher compensation costs to retain personnel, and hire new talent, that may not be offset by improved productivity, higher revenues or increased sales. Our ability to attract and retain key personnel, in particular senior officers or technology personnel, including from companies that we acquire, will be dependent on a number of factors, including prevailing market conditions, office/remote working arrangements and compensation and benefit packages offered by companies competing for the same talent. There is no guarantee that we will have the continued service of key employees who we rely upon to execute our business strategy and identify and pursue strategic opportunities and initiatives. Our ability to execute our business strategy could be impaired if we are unable to replace such persons without incurring significant costs or in a timely manner or at all.
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
The market for listings is dependent on the prosperity of companies and the availability of risk capital. A stagnation or decline in the number of new listings, or an increase in the number of delistings, on The Nasdaq Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges could cause a decrease in revenues for future years. In 2023, we again experienced a decrease in new listings from IPOs, including SPACs, and an increase in delistings. A prolonged decrease in the number of listings, or failure of existing SPACs to successfully complete transactions with target companies and dissolve, could negatively impact the growth of our revenues. Our Corporate Solutions business is also impacted by declines in the listings market or increases in acquisitions activity as there may be fewer publicly-traded customers that need our products.
RISKS RELATED TO TRANSACTIONAL ACTIVITIES AND STRATEGIC RELATIONSHIPS
We may not be able to successfully integrate acquired businesses, which may result in an inability to realize the anticipated benefits of our acquisitions.
We must rationalize, coordinate and integrate the operations of our acquired businesses, including the acquisition of Adenza, which was completed in November 2023. This process involves complex technological, operational and personnel-related challenges, which are time-consuming and expensive and may disrupt our business. The difficulties, costs and delays that could be encountered may include:
•difficulties, costs or complications in combining the companies’ operations, including technology platforms, and security measures and infrastructure that may need greater remediation than anticipated, which could lead to us not achieving the synergies we anticipate or customers not renewing their contracts with us as we migrate platforms;

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
Foreign acquisitions, or acquisitions involving companies with numerous foreign subsidiaries, involve risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, our ability to enforce contracts in various jurisdictions, currency risks and the particular economic, political and regulatory risks associated with specific countries. We may not be able to address these risks successfully, or at all, without incurring significant costs, delays or other operating problems that could disrupt our business and have a material adverse effect on our financial condition.
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
We rely on third parties for regulatory, data center, cloud computing, data storage and processing, connectivity, data content, clearing, maintaining markets and exchange liquidity and other services. Interruptions or delays in services from our third-party providers could impair the delivery of our services and harm our business. To the extent that any of our vendors or other third-party service providers experiences difficulties or a significant disruption, breach or outage, materially changes their business relationship with us or is unable for any reason to perform their obligations, including due to geopolitical instability, our business or our reputation may be materially adversely affected.
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
For example, in 2023, we continued to migrate our North American markets to AWS in a phased approach, as we added two additional exchanges to our cloud-enabled infrastructure. AWS operates a platform that we use to provide services to our clients, and therefore we are vulnerable to service outages on the AWS platform that affect Nasdaq workloads running or stored in the AWS environment. If AWS does not deliver our system requirements on time, fails to provide maintenance and support to our specifications or a migration experiences integration challenges, the successful migration of our exchanges to the AWS cloud platform may be significantly delayed, which may adversely affect our reputation and financial results.
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
Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2023, goodwill totaled $14.1 billion and intangible assets, net of accumulated amortization, totaled $7.4 billion. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.
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
There were no impairment charges recorded relating to goodwill and indefinite-lived intangible assets and there were no material impairment charges recorded relating to other long-lived assets in 2023, 2022 and 2021.
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
Over the past several years, acquisitions, such as Adenza, have been, or are expected to be, significant factors in our growth. We have divested businesses and may continue to divest additional businesses or assets in the future. Although we cannot predict our transactional activities, we believe that additional acquisitions, divestments, investments, joint ventures and other transactional activities will be important to our strategy. Such transactions may be material in size and scope. Other potential purchasers of assets in our industry may have greater financial resources than we have. Therefore, we cannot be sure that we will be able to complete future transactions on terms favorable to us.
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
Our indebtedness as of December 31, 2023 was $10.5 billion. We may borrow additional amounts by utilizing available liquidity under our existing credit facilities, issuing additional debt securities or issuing short-term, unsecured commercial paper notes through our commercial paper program.
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
We must compete not only with non-exchanges, such as ATSs that are not subject to the same SEC approval requirements and processes, but also with other exchanges that may have lower regulation and surveillance costs than us. There is a risk that trading will shift to exchanges or non-exchanges that charge lower fees because, among other reasons, they spend significantly less on regulation.
In 2016, the SEC approved a plan for Nasdaq and other exchanges to establish a CAT to improve regulators’ ability to monitor trading activity. In addition to increased regulatory obligations, implementation of a CAT has resulted in significant additional expenditures, including to implement the new technology to meet many of the plan’s requirements. Creating the CAT has required the development and implementation of complex and costly technology. This development effort has been funded by the SROs (including Nasdaq) in exchange for promissory notes. In September 2023, the SEC approved a “Funding Model” for the CAT that allocated one-third of CAT expenses to the SROs, including Nasdaq, and two-thirds of CAT expenses to the industry. This SEC approval order has been appealed to the 11th Circuit U.S. Court of Appeals, and the appeal remains pending. In January 2024, the SROs submitted filings, which remain pending, to the SEC to establish the rate at which the industry would reimburse the SROs for its two-thirds share of CAT expenses. Those two pending matters could be resolved unfavorably to the SEC and to the SROs, resulting in a delay in recovering expenses or the inability to recover those expenses. As of December 31, 2023, we have accrued a net receivable of $115 million in connection with our portion of expenses related to the CAT implementation. In addition, the ongoing failure to timely launch or properly operate such technology exposes Nasdaq and other exchanges to SEC fines.
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
Our non-U.S. business is subject to regulatory oversight in all the countries in which we operate regulated businesses, such as exchanges, clearinghouses or central securities depositories. In these countries, we have received authorization from the relevant authorities to conduct our regulated business activities. The authorities may issue regulatory fines or may ultimately revoke our authorizations if we do not suitably carry out our regulated business activities. The authorities are also entitled to request that we adopt measures in order to ensure that we continue to fulfill the authorities’ requirements. We are also subject to current and forthcoming regulations applicable to the financial services sector generally including, but not limited to, the Digital Operational Resilience Act, or DORA, which will become effective in 2025. Such regulations may impact our operational, contracting and compliance costs by requiring the implementation of new risk management procedures, requirements for procuring information and communication technology services, and ongoing processes to monitor compliance; failure to maintain compliance may cause us to be subject to regulatory actions and fines. Additionally, we are subject to the obligations under the Benchmark Regulation ((EU) 2016/1011), compliance with which could be costly or cause a change in our business practices.
Certain of our customers operate in a highly regulated industry. Regulatory authorities could impose regulatory changes that could impact the ability of our customers to use our exchanges. The loss of a significant number of customers or a reduction in trading activity on any of our exchanges as a result of such changes could have a material adverse effect on our business, financial condition and operating results. In addition, regulatory changes could impact the ability of current or prospective customers to procure commercial services from us, increase our cost of delivery or performance due to regulatory-driven changes to services or related business processes and lengthen sales cycles as customers are required to conduct additional diligence and contracting processes prior to procuring our services.
Regulatory changes and changes in market structure and proprietary data could have a material adverse effect on our business.
Regulatory changes adopted by the SEC or other regulators of our markets, and regulatory changes that our markets may adopt in fulfillment of their regulatory obligations, could materially affect our business operations. In recent years, there has been increased regulatory and governmental focus on issues affecting the securities markets, including market structure, technological oversight and fees for proprietary market data, connectivity and transactions. The SEC, FINRA and the national securities exchanges have introduced several initiatives to ensure the oversight, integrity and resilience of markets. In December 2022, the SEC proposed significant rule changes that, if adopted in their current form, would substantially alter how stocks are traded in the United States. In October 2023, the SEC proposed to require exchanges to modify their pricing practices for certain types of transactions. While we and other market participants have the opportunity to submit comments on these proposals, and we will adjust our business model in accordance with any new SEC regulations implemented, the adoption of these proposals regarding trading may negatively impact our business and revenue.
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
We face risks related to compliance with economic sanctions (including those administered by the U.S. Office of Foreign Assets Control), export controls, corruption (including the U.S. Foreign Corrupt Practices Act) and money laundering. While we maintain compliance programs to prevent and detect potential violations, such programs cannot completely eliminate the risk of non-compliance. Since our Financial Crime Management Technology and surveillance solutions are important offerings, a significant compliance event involving one of these areas could more negatively impact our business than a comparable business without this service offering.
Liability could also result from disputes over the terms of a trade, claims that a system failure or delay cost a customer money, claims we entered into an unauthorized transaction or claims that we provided materially false or misleading statements in connection with a securities transaction. Although we carry insurance that may limit our risk of damages in some cases, we still may incur significant legal expenses and may sustain uncovered losses or losses in excess of available insurance that would affect our business, financial condition and results of operations.
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
Our Nordic and Baltic exchanges monitor trading and compliance with listing standards in accordance with the European Union’s Market Abuse Regulation and other applicable laws. As further described in Note 18, “Commitments, Contingencies and Guarantees” to the consolidated financial statements of this Form 10-K, during 2023, the SFSA initiated a review of the Nasdaq Stockholm exchange regarding the obligation of Nasdaq Stockholm to report suspected market abuse. Any failure to diligently and fairly regulate the Nordic and Baltic exchanges could significantly harm our reputation, prompt scrutiny from regulators and adversely affect our business and reputation.
Laws and regulations regarding security and safeguarding of our systems and services, protection of sensitive customer data and the handling of personal data and information may affect our services or result in increased costs, legal claims or fines against us.
Our business operates certain systems that may be considered “critical infrastructure” under certain regulations and licenses or sells certain systems or services to customers that are used by customers in their role as providers of critical infrastructure or to fulfill certain core business requirements or process certain sensitive data. New cybersecurity regulations may impact the requirements and cost of delivery for impacted systems and services and, in the event of an incident, increase the cost and complexity of our response and the potential financial and reputation impact from fines or private litigation. These regulations may also impact customer decision making and conditions on contracting for our services.
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
Laws and regulations such as the European Union and United Kingdom General Data Protection Regulation, the California Privacy Rights Act and other comparable laws and regulations adopted globally and within the United States and Canada can apply to our processing of their residents’ personal data by Nasdaq legal entities regardless of the location of such entities; such laws may also require our customers located in such jurisdictions to contractually obligate our compliance.

In addition to directly applying to some of our business activities, these laws and industry-specific regulations, such as the Health Insurance Portability and Accountability Act and the Gramm Leach Bliley Act, impact many of our customers, which may affect their decisions to purchase our services. As a supplier to such customers, regulators may engage in direct enforcement actions or seek to impose liability on us if we do not comply with applicable regulations. Our efforts to comply with privacy and data protection laws may entail substantial expenses, may divert resources from other initiatives and projects, and could impact the services that we offer. The enactment of more restrictive laws, rules or regulations, future enforcement actions or investigations, or the creation of new rights to pursue damages could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.
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
Some of our subsidiaries are subject to tax in the jurisdictions in which they are organized or operate, and in computing our tax obligation in these jurisdictions, we take various tax positions. We cannot ensure that upon review of these positions, the applicable authorities will agree with our positions. A successful challenge by a tax authority could result in additional taxes imposed on our clients or our subsidiaries.
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
•the quality of our products the reliability of our solutions and the accuracy of our information and data offerings;
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
Negative publicity or misrepresentations by third parties, particularly on social media, may adversely impact our credibility as a leader in the global capital markets and as a source for data and analytics. This may have an adverse effect on our brands, business and operating results. Damage to our reputation could cause some issuers not to list their securities on our exchanges or switch to a different exchange. Reputational damage may also reduce trading volumes or values on our exchanges or cause us to lose customers. This may have a material adverse effect on our business, financial condition and operating results.
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
We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, social matters, vendors and suppliers and other matters in our annual Sustainability Report, Task Force on Climate-related Financial Disclosures, on our website, in our filings with the SEC and elsewhere. These initiatives, goals, or commitments, such as our commitment to achieve net-zero for Scope 3 greenhouse gas emissions by 2050, could be difficult to achieve and costly to implement. We could fail to achieve, or be perceived to fail to achieve, these initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. We could be subject to litigation or regulatory enforcement actions regarding the accuracy, adequacy, or completeness of our ESG-related disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation or otherwise materially harm our business.
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
We have registered, or applied to register, our trademarks in the United States and in over 50 foreign jurisdictions and have pending U.S. and foreign applications for other trademarks. We also maintain copyright protection for software products and pursue patent protection for inventions developed by us. We hold a number of patents, patent applications and licenses in the United States and other foreign jurisdictions. However, effective trademark, copyright, patent and trade secret protection might not be available or cost-effective in every country in which we offer our services and products. Moreover, changes in patent law, regulation or practices at the U.S. Patent and Trademark Office and/or analogous offices in other jurisdictions, such as changes in the law regarding patentable subject matter, could also impact our ability to obtain patent protection for our innovations. The scope of protection under our patents may not be sufficient in some cases, or existing patents may be deemed invalid or unenforceable. Failure to protect our intellectual property adequately could harm our brand and affect our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources.
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
•inflation;
•disruptions or delays in our supply chains;

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
Data, other content or information that we distribute may contain errors or be delayed, causing reputational harm. Use of our products and services as part of the investment process creates the risk that clients, or the parties whose assets are managed by our clients, may pursue claims against us in the event of such delay or error, and significant litigation against us might unduly burden management, personnel, financial and other resources.
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
Climate change may have a long-term adverse impact on our business, and climate and ESG-related disclosure requirements may reduce demand for listings on our exchanges.
While we seek to mitigate our business risks associated with climate change by establishing robust environmental and sustainability programs, there are inherent climate related risks wherever our business is conducted. There is an increased focus from our regulators, investors, clients, employees, and other stakeholders concerning corporate citizenship and sustainability matters. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, data centers, vendors, clients or other stakeholders, is a priority. For example, changes in weather where we operate may increase the costs of powering and cooling our data centers or the facilities that we use to operate our exchanges and clearinghouses, develop our products or provide cloud-based services. Climate related events, including extreme weather events and their impact on the critical infrastructure in the United States and elsewhere, have the potential to disrupt our business or the business of our clients; cause increased volatility in commodity markets in which Nasdaq Clearing operates as a clearinghouse, which may result in Nasdaq Clearing holding insufficient collateral for such volatility; lead to an increase in costs of raw materials, which may adversely affect certain of our listed companies operating in certain sectors and create adverse market conditions, including trading volatility beyond historical levels, any of which could adversely affect our business, reputation, financial condition and operating results. Additionally, if the SEC or other federal, state or international regulatory agencies impose comprehensive reporting obligations regarding climate change on U.S. public companies, there may be a decrease in new listings or an increase in delistings of our listed companies, which may adversely affect our business, financial condition and operating results. Such new regulations, whether in the U.S.

or in other countries in which we operate, could also cause us to incur additional compliance and reporting costs.
Our businesses operate in various international markets, which are subject to political, economic and social uncertainties.
Our businesses operate in various international markets, including but not limited to Northern Europe, the Baltics, the Middle East, Latin America, Africa and Asia, and our non-U.S. operations are subject to the risk inherent in the international environment. Political, economic or social events or developments in one or more of our non-U.S. locations or in the U.S. arising from such international developments, such as limitations imposed on securing new listings on our exchanges or restrictions on entering into transactions with new or existing customers, could adversely affect our sales, operations and financial results. Some locations, such as Lithuania, India, the Philippines and in other emerging markets, have economies that may be subject to greater political, economic and social uncertainties than countries with more developed institutional structures, which may increase our operational risk.
Unforeseen or catastrophic events could interrupt our critical business functions. In addition, our U.S. and European businesses are heavily concentrated in particular areas and may be adversely affected by events in those areas.
We may incur losses as a result of unforeseen or catastrophic events, such as terrorist attacks, natural disasters, pandemics, extreme weather, fire, power loss, telecommunications failures, human error, theft, sabotage and vandalism. Given our position in the global capital markets, we may be more likely than other companies to be a target for malicious disruption activities.
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
We utilize widely-accepted methods to identify, assess, monitor and manage our risks, including oversight of risk management by Nasdaq’s Global Risk Management Committee, which comprises senior executives and has the responsibility for regularly reviewing risks and referring significant risks to the board of directors or specific board committees. Local risk management committees in our international offices provide local risk oversight and escalation to local boards, as appropriate. Certain risk management methods require subjective evaluation of dynamic information regarding markets, customers or other matters. That variable information may not in all cases be accurate, complete, up-to-date or properly evaluated. If we do not successfully identify, assess, monitor or manage the risks to which we are exposed, our business, reputation, financial condition and operating results could be materially adversely affected.
Decisions to declare future dividends on our common stock will be at the discretion of our board of directors and there can be no guarantee that we will pay future dividends to our stockholders.
Our board of directors regularly declares quarterly cash dividend payments on our outstanding common stock. Future declarations of dividends and the establishment of future record and payment dates are subject to approval by Nasdaq’s board of directors. The board’s determination to declare dividends will depend upon our profitability and financial condition, contractual restrictions, restrictions imposed by applicable law and other factors that the board deems relevant. Based on an evaluation of these factors, the board may determine not to declare future dividends at all or to declare future dividends at a reduced amount.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk management and strategy
Nasdaq’s brand and role as a critical infrastructure provider for global financial markets, and operator of the Nasdaq Stock Market, make us an attractive target for cybersecurity risks, including from international political opponents, hacktivists and ransomware or other financially motivated criminals targeting the financial sector. Our cybersecurity risks include financial and reputational damage, along with collateral damage from loss of customer confidence in our exchange, products or offerings, as applicable, potential regulatory enforcement actions or litigation, either from governmental authorities or shareholders, or the failure to comply with contractual breach notifications. To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our business, our business strategy, our results of operations or financial condition. For further information, see “Our role in the global marketplace positions us at greater risk for a cyberattack” and “Expanded cybersecurity regulations, and increased cybersecurity infrastructure and compliance costs, may adversely impact our results of operations” in “Item 1A, Risk Factors” of this Annual Report on Form 10-K.
Our risk management and mitigation approach includes the adoption of security controls and adaptive ongoing threat analysis. Our policies and our baseline security controls incorporate robust security infrastructure, risk-based controls and multi- layered defense systems. We have 16 System and Organization Controls Type 2, or SOC 2, certifications with respect to our information security and infrastructure. Our adaptive analysis monitors the threat landscape relevant to Nasdaq, our vendors and financial industry peers, and threats arising from geopolitical events. As the external threat landscape evolves, our information security controls are regularly evaluated, updated and enhanced to help protect against emerging risks. Additionally, we conduct extensive cybersecurity assessments of our acquired entities, both prior to acquisition and following completion of the transaction, to understand potential threats and mitigate any potential security gaps, as well as to ensure compliance with our security infrastructure and access management practices and policies.
We periodically engage external advisors to perform an analysis of our information security procedures, which include a review of program documentation and an overall maturity assessment of Nasdaq’s information security programs. These advisors provide recommendations to further enhance our procedures. The findings are then presented to the Audit & Risk Committee of the Board of Directors, or the Audit & Risk Committee. In 2023, our management team and the Board of Directors conducted tabletop exercises and simulations in cybersecurity matters with assistance from internal and outside experts.

We use certain cloud-based third-party vendors for the core trading systems of certain of our exchanges and certain of our governance products and solutions. Prior to engaging such vendors, we analyze each provider’s SOC2 certifications and perform due diligence and testing for information security and interoperability with our systems, and annually review the SOC2 certifications. Our security assurance and threat assessment team, within our Information Security organization, collaborates with our external threat intelligence providers to proactively review Nasdaq, and our vendors with respect to emerging threats and associated risks.
For our third-party service providers, our risk assessment process evaluates the probability and potential impact of incidents related to operational errors, technology disruptions, information security breaches, workforce issues, internal and external fraud, financial actions, and legal and regulatory matters. This assessment process is part of our Supplier Risk Management program, which establishes processes for identifying, assessing, and periodically reviewing our exposure to risk through third party vendors.
Governance
Cybersecurity is an integral part of risk management at Nasdaq. The Board of Directors appreciates the rapidly evolving nature of threats presented by cybersecurity incidents and is committed to the prevention, timely detection, and mitigation of the effect any such incidents may have on us. We use a cross-departmental approach to assess and manage cybersecurity risk, with our Information Security; Legal, Risk and Regulatory; and Internal Audit functions presenting on key topics to the Audit & Risk Committee, which provides oversight of our cybersecurity risk. Additionally, members from these organizations, along with Finance and Accounting, comprise a rapid response team that would mobilize in the event of a significant cybersecurity incident and would analyze and evaluate the incident while also advising the executive management team. Our Global Risk Management Committee, which includes our Chair and CEO and other senior executives, assists the Board of Directors in its cybersecurity risk oversight role.
Our Audit & Risk Committee receives quarterly or, if needed, more frequent reports on cybersecurity and information security matters from our Chief Information Security Officer, or CISO, and his team. The CISO has more than 25 years of experience in information technology and information security, particularly in the financial services industry, and our Information Security organization has more than 100 members, with expertise in application security; governance and compliance; program and vulnerability management; security engineering; security operations security assurance; and threat intelligence and security architecture.
This regular reporting to the Audit & Risk Committee also includes a cybersecurity dashboard that contains information on cybersecurity governance processes, and from time to time, also includes the status of projects to strengthen internal cybersecurity, ongoing prevention and mitigation efforts, security features of the products and services we provide our customers, or the results of security events during the period. The Audit & Risk Committee also reviews and discusses recent cyber incidents affecting the industry and the emerging threat landscape.
Cybersecurity is a shared responsibility, and our goal is for all employees to be vigilant in helping to protect our organization and themselves, at all times. We routinely perform simulations and tabletop exercises, and incorporate external resources and advisors as needed, to help strengthen our cybersecurity protection and information security procedures and safeguards. All employees are required to complete annual cybersecurity awareness training and have access to continuous cybersecurity educational opportunities throughout the year. Nasdaq also maintains a cybersecurity and information security risk insurance policy, and our Nasdaq Information Security Management System conforms to ISO 27001 requirements and is ISO 27001 certified.
On an annual basis, the Information Security team reviews and updates its governance documents, including the Information Security Charter, the Information Security Policy, and the Information Security Program Plan, and then presents the revised documents to the Audit & Risk Committee for review and/or approval. Additionally, the Information Security team maintains a formal cybersecurity strategic three-year plan, which outlines the strategic vision and associated goals for the cybersecurity of our global operations. The plan is regularly updated with new initiatives that align with technology innovations and changes in the threat landscape, and is reviewed and approved by the CISO and the Audit & Risk Committee. Throughout the three-year plan term, the CISO regularly provides management with progress reports.
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
Generally, our properties are not allocated for use by a particular segment. Instead, most of our properties are used by two or more segments. We regularly monitor the facilities we occupy to ensure that they suit our needs in a hybrid work environment. We believe the facilities that we occupy are adequate for the purposes for which they are currently used and are well-maintained. See Note 16, “Leases,” to the consolidated financial statements for further discussion.

Item 3. Legal Proceedings
For a description of our legal proceedings, if any, see “Legal and Regulatory Matters” of Note 18, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements, which is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Purchases of Equity Securities
Market Information
Our common stock is listed on The Nasdaq Stock Market under the ticker symbol “NDAQ.” As of February 13, 2024, we had approximately 202 holders of record of our common stock.
Issuer Purchases of Equity Securities
Share Repurchase Program
See “Share Repurchase Program,” of Note 12, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of our share repurchase program.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended December 31, 2023:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 2023
Share repurchase program	—	$—	—	$2,000
Employee transactions	19,360	$48.85	N/A	N/A
November 2023
Share repurchase program	1,751,513	$52.36	1,751,513	$1,908
Employee transactions	—	$—	N/A	N/A
December 2023
Share repurchase program	333,261	$54.44	333,261	$1,890
Employee transactions	17,883	$56.22	N/A	N/A
Total Quarter Ended December 31, 2023
Share repurchase program	2,084,774	$52.69	2,084,774	$1,890
Employee transactions	37,243	$52.39	N/A	N/A
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
The following graph compares the total return of our common stock to the Nasdaq Composite Index, the S&P 500 and a peer group selected by us for the past five years. We changed our peer group in the table below to the S&P 500 GICS 4020 Index, or New Peer Group, which is a blend of exchanges, as well as data, financial technology and banking companies to align more closely with Nasdaq’s diverse business and competitors.

	Fiscal Year Ended December 31,
	2018	2019	2020	2021	2022	2023
Nasdaq, Inc.	$100	$134	$169	$270	$240	$231
Nasdaq Composite Index	100	137	198	242	163	236
S&P 500	100	131	156	200	164	207
New Peer Group	100	125	139	188	167	193
2022 Peer Group	100	128	153	171	142	170
The figures represented below assume an initial investment of $100 in the common stock or index at the closing price on December 31, 2018 and the reinvestment of all dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nasdaq, Inc., the Nasdaq Composite Index, the S&P 500 and Peer Groups

$300
$250
$200
$150
$100
$50
2018
2019
2020
2021
2022
2023
Period Ended
Nasdaq, Inc.
Nasdaq Composite Index
S&P 500
New Peer Group
2022 Peer Group

The prior peer group, collectively referred to as the 2022 Peer Group, was comprised of the following companies:

2022 Peer Group
•	ASX Limited	•	Deutsche Börse AG	•	LSE
•	B3 S.A.	•	Euronext N.V.	•	Singapore Exchange Limited
•	Bolsas Mexicana de Valores, S.A.B. de C.V.	•	Hong Kong Exchanges and Clearing Limited	•	TMX Group Limited
•	Cboe	•	ICE
•	CME Group Inc.	•	Japan Exchange Group, Inc.

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Nasdaq refers to the year-over-year comparison for the fiscal years ended December 31, 2023 and December 31, 2022 and should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under “Item 1A. Risk Factors.” For further discussion of our growth strategy, products and services, and competitive strengths, see “Item 1. Business.”
Discussion of fiscal year 2022 items and the year-over year comparison of changes in our financial condition and results of operations as of and for the fiscal years ended December 31, 2022 and December 31, 2021 can be found in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was previously filed with the SEC on February 23, 2023. For the Financial Technology segment, which was impacted by the new divisional structure subsequent to the Adenza acquisition, the comparisons presented in this discussion and analysis also include the year-over-year comparison of results of operations for the fiscal years ended December 31, 2022 and December 31, 2021.
Business Segments
Our organizational structure aligns our businesses with the foundational shifts that are driving the evolution of the global financial system. Following the acquisition of Adenza, we further refined the divisional structure into Capital Access Platforms, Financial Technology and Market Services reportable segments. All prior periods have been restated to conform to the current period presentation. See Note 1, “Organization and Nature of Operations,” and Note 19, “Business Segments,” to the consolidated financial statements for further discussion of our reportable segments and geographic data, as well as how management allocates resources, assesses performance and manages these businesses as three separate segments. See “Part I, Item 1. Business” for additional discussion on recent developments and highlights.
Nasdaq’s Operating Results
The following tables summarize our financial performance for the year ended December 31, 2023 compared to the same period in 2022 and for the year ended December 31, 2022 when compared to the same period in 2021. The comparability of our results of operations between reported periods is impacted by the acquisition of Adenza in November 2023. See “2023 Acquisition,” of Note 4, “Acquisitions,” to the consolidated financial statements for further discussion. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$3,895	$3,582	$3,420	8.7%	4.7%
Operating expenses	2,317	2,018	1,979	14.8%	2.0%
Operating income	1,578	1,564	1,441	0.9%	8.5%
Net income attributable to Nasdaq	$1,059	$1,125	$1,187	(5.9)%	(5.2)%
Diluted earnings per share	$2.08	$2.26	$2.35	(8.0)%	(3.8)%
Cash dividends declared per common share	$0.86	$0.78	$0.70	10.3%	11.4%
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

The following chart summarizes our ARR (in millions):
ARR for a given period is the current annualized value derived from subscription contracts with a defined contract value. This excludes contracts that are not recurring, are one-time in nature, or where the contract value fluctuates based on defined metrics. ARR is currently one of our key performance metrics to assess the health and trajectory of our recurring business. ARR does not have any standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. For Adenza recurring revenue contracts, the amount included in ARR is consistent with the amount that we invoice the customer during the current period. Additionally, for Adenza recurring revenue contracts that include annual values that increase over time, we include in ARR only the annualized value of components of the contract that are considered active as of the date of the ARR calculation. We do not include the future committed increases in the contract value as of the date of the ARR calculation. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.
The ARR chart includes:

▪
Proprietary market data subscriptions and annual listing fees within our Data & Listing Services business, index data subscriptions and guaranteed minimum on futures contracts within our Index business and subscription contracts under our Workflow & Insights business.

▪	SaaS subscription and support contracts related to Verafin, surveillance, market technology, AxiomSL, Calypso and trade management services, excluding one-time service requests.
The following chart summarizes our quarterly annualized SaaS revenues for Solutions, which comprises our Capital Access Platforms and Financial Technology segments, for December 31, 2023, 2022 and 2021 (in millions):

Segment Operating Results
The following table presents our revenues by segment:

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
Capital Access Platforms	$1,770	$1,682	$1,566	5.2%	7.4%
Financial Technology	1,099	864	772	27.2%	11.9%
Market Services, net	987	988	1,005	(0.1)%	(1.7)%
Other revenues	39	48	77	(18.8)%	(37.7)%
Total revenues less transaction-based expenses	$3,895	$3,582	$3,420	8.7%	4.7%
The following chart presents our Capital Access Platforms, Financial Technology and Market Services segments as a percentage of our total revenues, less transaction-based expenses.
CAPITAL ACCESS PLATFORMS
The following table presents revenues from our Capital Access Platforms segment:

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
Data & Listing Services	$749	$727	$678	3.0%	7.2%
Index	528	486	459	8.6%	5.9%
Workflow & Insights	493	469	429	5.1%	9.3%
Total Capital Access Platforms	$1,770	$1,682	$1,566	5.2%	7.4%
Data & Listing Services Revenues
The following table presents key drivers from our Data & Listing Services business:

	Year Ended December 31,
	2023	2022	2021
IPOs
The Nasdaq Stock Market - operating companies	103	87	319
The Nasdaq Stock Market - SPACs	27	74	433
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	7	38	174
Total new listings
The Nasdaq Stock Market	330	366	1,000
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	23	63	207
Number of listed companies
The Nasdaq Stock Market	4,044	4,230	4,178
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,218	1,251	1,235
	As of December 31,
	2023	2022	2021
ARR (in millions)	$682	$664	$627
In the tables above:
•Number of total listed companies on The Nasdaq Stock Market for the years ended December 31, 2023, 2022 and 2021 included 600, 528 and 441 ETPs, respectively.
•IPOs, new listings (which includes IPOs) and total listed companies for exchanges that comprise Nasdaq Nordic and Nasdaq Baltic represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies on the alternative markets of Nasdaq First North.

Data & Listing Services revenues increased in 2023 compared with 2022 primarily due to an increase in proprietary data revenues driven largely by higher international demand and annual listing fee growth, partially offset by lower initial listings fees.
Index Revenues
The following table presents key drivers from our Index business:

	As of or Three Months Ended December 31,
	2023	2022	2021
Number of licensed ETPs	388	379	362
TTM change in period end ETP AUM tracking Nasdaq indices (in billions)
Beginning balance	$315	$424	$359
Net appreciation (depreciation)	128	(142)	83
Net impact of ETP sponsor switches	(1)	(1)	(92)
Net inflows	31	34	74
Ending balance	$473	$315	$424
Quarterly average ETP AUM tracking Nasdaq indices (in billions)	$436	$326	$400
ARR	$72	$68	$67
In the table above, TTM represents trailing twelve months.
Index revenues increased in 2023 compared with 2022 primarily due to higher AUM in exchange traded products linked to Nasdaq indices.
Workflow & Insights Revenues
The following table presents key drivers from our Workflow & Insights business:

	As of or Three Months Ended December 31
	2023	2022	2021
	(in millions)
ARR	$481	$458	$417
Quarterly annualized SaaS revenues	411	388	356
Workflow & Insights revenues increased in 2023 compared with 2022 due to an increase in both analytics and corporate solutions revenues. The increase in analytics revenues was primarily due to the growth in our eVestment and Solovis product offerings. The increase in our corporate solutions revenues was primarily due to continued demand for our ESG solutions.
FINANCIAL TECHNOLOGY
The following table presents revenues from our Financial Technology segment:

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
Financial Crime Management Technology	$223	$176	$104	26.7%	69.2%
Regulatory Technology	212	130	127	63.1%	2.4%
Capital Markets Technology	664	558	541	19.0%	3.1%
Total Financial Technology	$1,099	$864	$772	27.2%	11.9%
Financial Crime Management Technology Revenues
The following table presents key drivers for Financial Crime Management Technology business:

	As of or Twelve Months Ended December 31,
	2023	2022	2021
	(in millions)
ARR	$226	$182	$149
Quarterly annualized SaaS revenues	226	182	149
Financial Crime Management Technology revenues increased in 2023 compared with 2022 and 2022 compared with 2021 due to an increase in demand related to new sales to existing clients and new customer acquisitions. The 2022 increase was also driven by a $28 million purchase price adjustment from the Verafin acquisition on deferred revenue in 2021 and the inclusion of a full year of Verafin revenues in 2022.
Regulatory Technology Revenues
The following table presents key drivers for Regulatory Technology business:

	As of or Twelve Months Ended December 31,
	2023	2022	2021
	(in millions)
ARR	$325	$130	$120
Quarterly annualized SaaS revenues	165	116	104
Regulatory Technology revenues increased in 2023 compared with 2022 primarily due to the inclusion of revenues from our acquisition of Adenza and strong performance from our surveillance offerings in new sales to existing clients and new customer acquisitions. The strong performance of our surveillance offerings was also the key driver of the increase in 2022 compared with 2021.

Capital Markets Technology Revenues
The following table presents key drivers for Capital Markets Technology business:

	As of or Three Months Ended December 30,
	2023	2022	2021
	(in millions)
ARR	$799	$499	$475
Quarterly annualized SaaS revenues	108	39	31
Capital Markets Technology revenues increased in 2023 compared with 2022 and 2022 compared with 2021. The increase in 2023 was primarily due to the inclusion of revenues from our acquisition of Adenza, higher trade management services revenues mainly driven by demand for colocation and connectivity services and higher market technology revenues due to higher support revenues and higher professional services fees. The increase in 2022 was primarily due to higher trade management services revenues associated with increased demand for connectivity services, partially offset by lower market technology revenues. The decrease in market technology revenues in 2022 was due to the successful completion of long-term contracts in 2021 and the unfavorable impact of changes in foreign exchange rates of $10 million, partially offset by growth in SaaS-based revenues.
MARKET SERVICES
The following table presents revenues from our Market Services segment:

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
Market Services	$3,156	$3,632	$3,471	(13.1)%	4.6%
Transaction-based expenses:
Transaction rebates	(1,838)	(2,092)	(2,168)	(12.1)%	(3.5)%
Brokerage, clearance and exchange fees	(331)	(552)	(298)	(40.0)%	85.2%
Total Market Services, net	$987	$988	$1,005	(0.1)%	(1.7)%
Our Market Services segment includes equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, U.S. Tape plans and other revenues. The following tables present net revenues by product from our Market Services segment:

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
U.S. Equity Derivative Trading	$374	$371	$343	0.8%	8.2%
Cash Equity Trading	397	397	429	—%	(7.5)%
U.S. Tape plans	141	149	155	(5.4)%	(3.9)%
Other	75	71	78	5.6%	(9.0)%
Total Market Services, net	$987	$988	$1,005	(0.1)%	(1.7)%
In the table above, Other includes Nordic fixed income trading & clearing, Nordic derivatives and Canadian cash equities trading.
U.S. Equity Derivative Trading
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative Trading business:

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
U.S. Equity Derivative Trading Revenues	$1,257	$1,252	$1,367	0.4%	(8.4)%
Section 31 fees	55	89	32	(38.2)%	178.1%
Transaction-based expenses:
Transaction rebates	(879)	(878)	(1,018)	0.1%	(13.8)%
Section 31 fees	(55)	(89)	(32)	(38.2)%	178.1%
Brokerage and clearance fees	(4)	(3)	(6)	33.3%	(50.0)%
U.S. Equity derivative trading revenues, net	$374	$371	$343	0.8%	8.2%
Section 31 fees are recorded as U.S. equity derivative and cash equity trading revenues with a corresponding amount recorded in transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value traded. Section 31 fees decreased in 2023 compared with 2022 primarily due to lower average SEC fee rates. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Year Ended December 31,
	2023	2022	2021
U.S. equity options
Total industry average daily volume (in millions)	40.4	38.2	37.2
Nasdaq PHLX matched market share	11.3%	11.6%	12.4%
The Nasdaq Options Market matched market share	6.1%	8.0%	8.1%
Nasdaq BX Options matched market share	3.3%	2.8%	1.4%
Nasdaq ISE Options matched market share	5.9%	5.7%	6.6%
Nasdaq GEMX Options matched market share	2.4%	2.3%	4.3%
Nasdaq MRX Options matched market share	2.0%	1.6%	1.6%
Total matched market share executed on Nasdaq’s exchanges	31.0%	32.0%	34.4%
U.S. equity derivative trading revenues, transaction rebates, in which we credit a portion of the execution charge to the market participant, and U.S. equity derivative trading revenues less transaction-based expenses remained relatively flat in 2023 compared with 2022 primarily due to higher industry trading volumes, partially offset by lower overall matched market share executed on Nasdaq’s exchanges and lower gross capture rate.
Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity Trading business:

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
Cash Equity Trading Revenues	$1,355	$1,605	1,578	(15.6)%	1.7%
Section 31 fees	253	436	229	(42.0)%	90.4%
Transaction-based expenses:
Transaction rebates	(939)	(1,184)	(1,118)	(20.7)%	5.9%
Section 31 fees	(253)	(436)	(229)	(42.0)%	90.4%
Brokerage and clearance fees	(19)	(24)	(31)	(20.8)%	(22.6)%
Cash equity trading revenues, net	$397	$397	$429	—%	(7.5)%
See the discussion in "U.S. Equity Derivative Trading" for an explanation of Section 31 fees for 2023 as compared to 2022. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Year Ended December 31,
	2023	2022	2021
Total U.S.-listed securities
Total industry average daily share volume (in billions)	11.0	11.9	11.4
Matched share volume (in billions)	455.6	522.8	491.9
The Nasdaq Stock Market matched market share	15.8%	16.2%	15.8%
Nasdaq BX matched market share	0.4%	0.5%	0.6%
Nasdaq PSX matched market share	0.3%	0.8%	0.7%
Total matched market share executed on Nasdaq’s exchanges	16.5%	17.5%	17.1%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	36.7%	35.2%	34.9%
Total market share	53.2%	52.7%	52.0%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	666,411	908,813	1,036,523
Total average daily value of shares traded (in billions)	$4.5	$5.4	$6.4
Total market share executed on Nasdaq’s exchanges	71.0%	71.5%	76.9%
In the tables above, total market share includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.
Cash equity trading revenues decreased in 2023 compared with 2022 primarily due to lower industry trading volumes, lower overall U.S. matched market share executed on Nasdaq’s exchanges, as well as lower gross capture rates.
Cash equity trading revenues less transaction-based expenses remained flat in 2023 compared with 2022 primarily due to lower industry trading volumes and lower overall U.S. matched market share executed on Nasdaq’s exchanges, partially offset by higher U.S. capture rate.
Transaction rebates decreased in 2023 compared with 2022. For The Nasdaq Stock Market and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The decrease was primarily due to lower rebate capture rate, lower U.S.

industry volumes, and lower U.S. matched market share executed on Nasdaq's exchanges.
U.S. Tape Plans
The following table presents revenues from our U.S. Tape plans business:

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
U.S. Tape plans	$141	$149	$155	(5.4)%	(3.9)%
U.S. Tape plans revenues decreased in 2023 compared with 2022 primarily due to lower market share and usage.
Other
Other includes Nordic fixed income trading and clearing, Nordic derivatives and Canadian cash equities trading. The following tables present revenue and a key driver from our Other business:

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
Other	$75	$71	$78	5.6%	(9.0)%
In the table above, other includes transaction rebates of $20 million, $30 million, and $32 million in 2023, 2022, and 2021 respectively.

	Year Ended December 31,
	2023	2022	2021
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	301,320	296,626	287,182
In the tables above, Nasdaq Nordic and Nasdaq Baltic total average daily volume of options and futures contracts include Finnish option contracts traded on Eurex for which Nasdaq and Eurex have a revenue sharing arrangement.
Other revenues increased in 2023 compared with 2022 primarily due to increased revenues in our Nordic derivatives trading, higher collateral management services revenues, partially offset by lower revenue from Canadian cash equities trading.
OTHER REVENUES
For the years ended December 31, 2023, 2022 and 2021, other revenues include revenues related to our European power trading and clearing business, following our announcement in June 2023 to sell this business to the European Energy Exchange, subject to regulatory approval. Prior to June 2023, these revenues were included in our Market Services and Capital Access Platforms segments. Also for the years ended December 31, 2023, 2022 and 2021, other revenues include a transitional services agreement associated with a divested business. For the year ended December 31, 2022 and 2021, other revenues also include revenues related to our Nordic broker services business for which we completed the wind-down in June 2022. Prior to June 2022, these revenues were included in our Market Services segment. Additionally, for the year ended December 31, 2021, other revenues include revenues associated with the NPM business which we contributed in July 2021 to a standalone, independent company, of which we own the largest minority interest, together with a consortium of third-party financial institutions. Prior to July 2021, these revenues were included in our Capital Access Platforms segment.
EXPENSES
Operating Expenses
The following table presents our operating expenses:

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
Compensation and benefits	$1,082	$1,003	$938	7.9%	6.9%
Professional and contract services	128	140	144	(8.6)%	(2.8)%
Computer operations and data communications	233	207	186	12.6%	11.3%
Occupancy	129	104	109	24.0%	(4.6)%
General, administrative and other	113	125	85	(9.6)%	47.1%
Marketing and advertising	47	51	57	(7.8)%	(10.5)%
Depreciation and amortization	323	258	278	25.2%	(7.2)%
Regulatory	34	33	64	3.0%	(48.4)%
Merger and strategic initiatives	148	82	87	80.5%	(5.7)%
Restructuring charges	80	15	31	433.3%	(51.6)%
Total operating expenses	$2,317	$2,018	$1,979	14.8%	2.0%
The increase in compensation and benefits expense for the year ended December 31, 2023 compared with the same period in 2022 was primarily driven by increased headcount. The increase in the year ended December 31, 2023 was partially offset by a favorable impact from foreign exchange rates of $12 million.
Headcount, including employees of non-wholly owned consolidated subsidiaries, increased to 8,525 employees as of December 31, 2023 from 6,377 as of December 31, 2022, primarily due to our acquisition of Adenza.
Professional and contract services expense decreased in 2023 compared with 2022 primarily due to reduced consulting costs and reduced legal fees.
Computer operations and data communications expense increased in 2023 compared with 2022 primarily due to higher costs related to our cloud initiatives.

Occupancy expense increased in 2023 compared with 2022 primarily due to a review of our real estate and facility capacity requirements due to our new and evolving work models initiated in the first quarter of 2023. As a result of this ongoing review, for the year ended December 31, 2023, we recorded $18 million in impairment charges and exit related costs following the abandonment of leased office space.
General, administrative and other expense decreased in 2023 compared with the same period in 2022 primarily due to an insurance recovery related to a legal matter in 2023 and a loss on extinguishment of debt recorded in 2022.
Marketing and advertising expense decreased in 2023 compared with 2022 primarily due to lower client incentives resulting from lower IPO activity.
Depreciation and amortization expense increased in 2023 compared with 2022 primarily due to an increase in amortization due to the intangible assets acquired as part of the Adenza acquisition.
Regulatory expense remained relatively flat in 2023 compared with 2022.
We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years, which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs and vary based on the size and frequency of the activities described above. The increase for the year ended December 31, 2023 compared with 2022 primarily reflects higher expenses related to the Adenza acquisition.
Restructuring charges increased in 2023 compared with 2022 as a result of charges from our 2022 divisional alignment program as well as the launch of our 2023 Adenza restructuring program. See Note 20, “Restructuring Charges,” to the consolidated financial statements for further discussion. By 2025, we expect to achieve benefits of the 2022 divisional alignment program through combined annual run-rate operating efficiencies and revenue synergies of approximately $30 million annually. We expect to achieve $80 million of net expense synergies two years following the closing of the Adenza acquisition.
Non-operating Income and Expenses
The following table presents our non-operating income and expenses:

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
Interest income	$115	$7	$1	1,542.9%	600.0%
Interest expense	(284)	(129)	(125)	120.2%	3.2%
Net interest expense	(169)	(122)	(124)	38.5%	(1.6)%
Net gain on divestiture of business	—	—	84	—%	(100.0)%
Other income (loss)	(1)	2	81	(150.0)%	(97.5)%
Net income (loss) from unconsolidated investees	(7)	31	52	(122.6)%	(40.4)%
Total non-operating income (expenses)	$(177)	$(89)	$93	98.9%	(195.7)%

The following table presents our interest expense:

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
Interest expense on debt	$272	$120	$115	126.7%	4.3%
Accretion of debt issuance costs and debt discount	9	7	7	28.6%	—%
Other fees	3	2	3	50.0%	(33.3)%
Interest expense	$284	$129	$125	120.2%	3.2%
Interest income increased in 2023 compared with 2022 primarily due to a higher average cash balance during the period between the issuance of the senior unsecured notes in June 2023 and the closing of the Adenza acquisition, and an increase in interest rates.
Interest expense increased in 2023 compared with 2022 primarily due to debt issued in June 2023 to finance the Adenza acquisition as well as an increase in interest rates. See “Financing of the Adenza Acquisition,” of Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.
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
Net income (loss) from unconsolidated investees decreased in 2023 compared with 2022 primarily due to lower income recognized from our equity method investments in OCC and NPM. See “Equity Method Investments,” of Note 6, “Investments,” to the consolidated financial statements for further discussion.
Tax Matters
The following table presents our income tax provision and effective tax rate:

	Year Ended December 31,			Percentage Change
	2023	2022	2021	2023 vs. 2022	2022 vs. 2021
	(in millions)
Income tax provision	$344	$352	$347	(2.3)%	1.4%
Effective tax rate	24.6%	23.9%	22.6%
For further discussion of our tax matters, see Note 17, “Income Taxes,” to the consolidated financial statements.
NON-GAAP FINANCIAL MEASURES
In addition to disclosing results determined in accordance with U.S. GAAP, we also provide non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share in this Annual Report on Form 10-K. Management uses this non-GAAP information internally, along with U.S. GAAP information, in evaluating our performance and in making financial and operational decisions. We believe our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparisons of our ongoing operating performance.
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. These expenses primarily include integration costs, as well as legal, due diligence and other third-party transaction costs. The increase for the year ended December 31, 2023 compared to 2022 primarily reflects costs related to the Adenza acquisition.
•Restructuring charges: In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. In 2019, we initiated the transition of certain technology platforms to advance our strategic opportunities as a technology and analytics provider and continue the realignment of certain business areas. The 2019 restructuring plan was completed in June 2021. See Note 20, “Restructuring Charges,” to the consolidated financial statements for further discussion of our 2023 Adenza restructuring program, our 2022 divisional alignment program and our 2019 restructuring plan.

•Net loss (income) from unconsolidated investees: We exclude our share of the earnings and losses of our equity method investments, primarily our equity interest in OCC and NPM. This provides a more meaningful analysis of Nasdaq’s ongoing operating performance or comparisons in Nasdaq’s performance between periods. See “Equity Method Investments,” of Note 6, “Investments,” to the consolidated financial statements for further discussion.
•Other items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq. Other significant items include:
◦Lease asset impairments: For 2023, this includes impairment charges related to our operating lease assets and leasehold improvements associated with vacating certain leased office space, which are recorded in occupancy and depreciation and amortization expense in our Consolidated Statements of Income.
◦Extinguishment of debt: For 2022 and 2021 this includes a loss on extinguishment of debt, which is recorded under general, administrative and other expense in our Consolidated Statements of Income.
◦Legal and regulatory matters: For 2023 and 2022, this includes accruals related to certain legal matters. For 2023, these charges were partially offset by insurance recoveries related to certain legal matters. The charges and related insurance recoveries are recorded in professional and contract services and general, administrative and other expense in the Consolidated Statements of Income. For 2022 and 2021, this also includes a charge related to an administrative fine imposed by the SFSA. related to the clearing default that occurred in 2018. This charge was included in regulatory expense in the Consolidated Statements of Income.
◦Net gain on divestiture of business: For 2021, this represents our pre-tax net gain of $84 million on the sale of our U.S. Fixed Income business.
◦Pension settlement charge: For 2023, we terminated our U.S. pension plan and recorded a partial settlement charge under compensation and benefits in the Consolidated Statements of Income. See Note 10, “Retirement Plans,” to the consolidated financial statements for further discussion.
◦Other loss (income): For 2023, this includes certain financing costs related to the Adenza acquisition. For 2023, 2022 and 2021 this also includes net gains and losses from strategic investments entered into through our corporate venture program, which are included in other income (loss) in our Consolidated Statements of Income.
•Significant tax items: The non-GAAP adjustment to the income tax provision for all periods primarily includes the tax impact of each non-GAAP adjustment. In addition, for the year ended December 31, 2021, the non-GAAP adjustment to the income tax provision includes adjustments related to return-to-provision.
The following tables present reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$1,059	$1,125	$1,187
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	206	153	170
Merger and strategic initiatives expense	148	82	87
Restructuring charges	80	15	31
Lease asset impairments	25	—	—
Extinguishment of debt	—	16	33
Net loss (income) from unconsolidated investees	7	(29)	(52)
Legal and regulatory matters	12	26	44
Net gain on divestiture of business	—	—	(84)
Pension settlement charge	9	—	—
Other	21	2	(82)
Total non-GAAP adjustments	508	265	147
Total non-GAAP tax adjustments	(134)	(66)	(61)
Total non-GAAP adjustments, net of tax	374	199	86
Non-GAAP net income attributable to Nasdaq	$1,433	$1,324	$1,273

U.S. GAAP effective tax rate	24.6%	23.9%	22.6%
Total adjustments from non-GAAP tax rate	0.4%	0.1%	1.7%
Non-GAAP effective tax rate	25.0%	24.0%	24.3%

Weighted-average common shares outstanding for diluted earnings per share	508.4	497.9	505.1

U.S. GAAP diluted earnings per share	$2.08	$2.26	$2.35
Total adjustments from non-GAAP net income	0.74	0.40	0.17
Non-GAAP diluted earnings per share	$2.82	$2.66	$2.52

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
We expect that our current cash and cash equivalents combined with cash flows provided by operating activities, supplemented with our borrowing capacity and access to additional financing, including our revolving credit facility and our commercial paper program, provides us additional flexibility to meet our ongoing obligations and the capital deployment strategic actions described above, while allowing us to invest in activities and product development that support the long-term growth of our operations.
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
•    a significant decrease in the market price of our common stock; and
•    volatility or disruption in the public debt and equity markets.
The following table summarizes selected measures of our liquidity and capital resources:

	December 31, 2023	December 31, 2022
	(in millions)
Cash and cash equivalents	$453	$502
Financial investments	188	181
Working capital	71	(231)
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of December 31, 2023, our cash and cash equivalents of $453 million were primarily invested in money market funds, commercial paper, municipal bonds and bank deposits.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $236 million as of December 31, 2023 and $275 million as of December 31, 2022. The remaining balance held in the U.S. totaled $217 million as of December 31, 2023 and $227 million as of December 31, 2022.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Year Ended December 31,
	2023	2022	2021
Net cash provided by (used in):	(in millions)
Operating activities	$1,696	$1,706	$1,083
Investing activities	(5,994)	49	(2,653)
Financing activities	4,220	1,036	1,418
Net Cash Provided by Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization expense, expense associated with share-based compensation, deferred income taxes and the effects of changes in working capital. Changes in working capital include changes in accounts receivable and deferred revenue which are impacted by the timing of customer billings and related collections from our customers; accounts payable and accrued expenses due to timing of payments; accrued personnel costs, which are impacted by employee performance targets and the timing of payments related to employee bonus incentives; and Section 31 fees payable to the SEC, which is impacted by the changes in SEC fee rates and the timing of collections from customers and payments to the SEC.
Net cash provided by operating activities decreased $10 million for 2023 compared with 2022, excluding the impact of the Adenza acquisition, which is reflected in net cash provided by (used in) investing activities. The decrease was primarily driven by changes in our working capital and timing of various payments and receipts of $(129) million, partially offset by an increase of $119 million driven by the increase in net income adjusted for certain noncash operating activities. The changes in working capital primarily included a decrease in Section 31 fees payable to the SEC, partially offset by lower receivables largely due to a decrease in Section 31 fees receivable as well as timing of collection and an increase in accounts payable and accrued expenses primarily due to an increase in our accrued interest payable from issuances of senior unsecured notes in connection with the Adenza acquisition. Non-cash charges in 2023 primarily included $323 million of depreciation and amortization and $122 million of share-based compensation.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 primarily related to $5,766 million paid for the acquisition of Adenza, net of cash and cash equivalents acquired, purchases of property and equipment of

$158 million, net purchases of investments related to default funds and margin deposits of $74 million and $3 million from other investing activities, partially offset by proceeds from the sales and redemptions of trading securities, net of $7 million.
Net cash provided by investing activities for the year ended December 31, 2022 primarily related to net proceeds from sales and redemptions of default funds and margin deposits of $211 million and proceeds of $33 million from other investing activities, partially offset by purchases of property and equipment of $152 million and $41 million cash used for acquisitions, net of cash and cash equivalents acquired.
Net Cash Provided by Financing Activities
Net cash provided by financing activities for the year ended December 31, 2023 primarily related to $5,608 million proceeds from issuances of senior unsecured notes and the 2023 Term Loan, in connection with the Adenza acquisition, net of debt issuance costs, partially offset by $441 million of dividend payments to our shareholders, $371 million from repayments of our commercial paper, net, $269 million in repurchases of common stock and $260 million relating to partial repayment of the 2023 Term Loan.
Net cash provided by financing activities for the year ended December 31, 2022 primarily related to an increase in default funds and margin deposits of $2,440 million, proceeds of $541 million from the issuances of long-term-debt and proceeds of $238 million from the issuances of our commercial paper, net, partially offset by $1,097 million related to the repayment of our 2022 and 2024 Notes, $383 million of dividend payments to our shareholders, $325 million of repurchases of common stock pursuant to the ASR agreement and $308 million in other repurchases of common stock.
See Note 4, “Acquisitions,” to the consolidated financial statements for further discussion.
See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.
See “Share Repurchase Program,” and “Cash Dividends on Common Stock,” of Note 12, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of our share repurchase program and cash dividends declared and paid on our common stock.
Financial Investments
Our financial investments totaled $188 million as of December 31, 2023 and $181 million as of December 31, 2022. Of these securities, $168 million as of December 31, 2023 and $161 million as of December 31, 2022 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the consolidated financial statements for further discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of December 31, 2023, our required regulatory capital of $123 million was primarily comprised of highly rated European government debt securities that are included in financial investments in the Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, NFSTX, LLC, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of December 31, 2023, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $27 million, substantially all of which is held in cash and cash equivalents in the Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of December 31, 2023, our required regulatory capital of $37 million was primarily invested in European government bills and mortgage bonds and Icelandic government bonds that are included in financial investments in the Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of December 31, 2023, other required regulatory capital of $16 million, primarily related to Nasdaq Central Securities Depository, was primarily invested in European government debt securities that are included in financial investments in the Consolidated Balance Sheets.
Equity and dividends
Share Repurchase Program
See “Share Repurchase Program,” of Note 12, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of our share repurchase program.

Cash Dividends on Common Stock
The following table presents our quarterly cash dividends paid per common share on our outstanding common stock:

	2023	2022
First quarter	$0.20	$0.18
Second quarter	0.22	0.20
Third quarter	0.22	0.20
Fourth quarter	0.22	0.20
Total	$0.86	$0.78
See “Cash Dividends on Common Stock,” of Note 12, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of the dividends.
Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	December 31, 2023	December 31, 2022
		(in millions)
Short-term debt:
Commercial paper		$291	$664
Total short-term debt		$291	$664
Long-term debt - senior unsecured notes:
2025 Notes	June 2025	497	—
2026 Notes	June 2026	499	498
2028 Notes	June 2028	991	—
2029 Notes	March 2029	658	637
2030 Notes	February 2030	658	637
2031 Notes	January 2031	645	644
2032 Notes	February 2032	819	—
2033 Notes	July 2033	674	653
2034 Notes	February 2034	1,239	—
2040 Notes	December 2040	644	644
2050 Notes	April 2050	487	486
2052 Notes	March 2052	541	541
2053 Notes	August 2053	738	—
2063 Notes	June 2063	738	—
2023 Term Loan	November 2026	339	—
2022 Revolving Credit Facility	December 2027	(4)	(5)
Total long-term debt		$10,163	$4,735
Total debt obligations		$10,454	$5,399
For the year ended December 31, 2023, the weighted average interest rate on our debt obligations was approximately 3.5%. This rate can fluctuate based on changes in interest rates for our variable rate debts, changes in foreign currency exchange rates and changes in the amount and duration of outstanding debt.
In December 2022, Nasdaq amended and restated its previously issued $1.25 billion five-year revolving credit facility, with a new maturity date of December 16, 2027. In addition to the 2022 Revolving Credit Facility, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These European credit facilities, which are available in multiple currencies, totaled $191 million as of December 31, 2023 and $184 million as of December 31, 2022 in available liquidity, none of which was utilized.
Financing of the Adenza Acquisition
In June 2023, Nasdaq issued six series of notes for total proceeds of $5,016 million, net of debt issuance costs of $38 million, with various maturity dates ranging from 2025 to 2063. During the second half of 2023, we incurred an additional $6 million in debt issuance costs, for a total net proceeds from the issuance of the six series of notes of $5,010 million as of December 31, 2023. The net proceeds from these notes were used to finance the majority of the cash consideration due in connection with the Adenza acquisition.
In addition, in connection with the financing of the Adenza acquisition, we entered into the 2023 Term Loan agreement. The 2023 Term Loan provided us with the ability to borrow up to $600 million to finance a portion of the cash consideration for the Adenza acquisition and other amounts incurred in connection with this transaction. Under the 2023 Term Loan, borrowings bear interest on the principal amount outstanding at a variable interest rate based on the SOFR plus an applicable margin that varies with Nasdaq’s debt rating. On November 1, 2023, we borrowed $599 million, net of fees, under this term loan towards payment of the cash consideration due in connection with the Adenza acquisition. We made a partial repayment during the fourth quarter of $260 million. As of December 31, 2023, we had $339 million outstanding under this term loan.
As of December 31, 2023, we were in compliance with the covenants of all of our debt obligations.
See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.

Contractual Obligations and Contingent Commitments
Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, minimum rental commitments under non-cancelable operating leases and other obligations. The following table shows these contractual obligations as of December 31, 2023:

	Payments Due by Period
(in millions)	Total	<1 year	1-3 years	3-5 years	5+ years
Debt obligation by contractual maturity	$16,759	$714	$2,103	$1,651	$12,291
Operating lease obligations	616	84	133	113	286
Purchase obligations	442	92	130	92	128
Total	$17,817	$890	$2,366	$1,856	$12,705
In the preceding table:
•Debt obligations by contractual maturity include both principal and interest obligations. As of December 31, 2023, an interest rate of 4.8% was used to compute the amount of the contractual obligations for interest on the 2022 Revolving Credit Facility and 6.7% was used to compute the amount of the contractual obligations for interest on the 2023 Term Loan. For our Euro denominated notes interest is calculated on an actual basis while all other debt is calculated on a 360-day basis at the contractual fixed rate multiplied by the aggregate principal amount as of December 31, 2023. See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.
•Operating lease obligations represent our undiscounted operating lease liabilities as of December 31, 2023, as well as legally binding minimum lease payments for leases signed but not yet commenced. See Note 16, “Leases,” to the consolidated financial statements for further discussion of our leases.
•Purchase obligations primarily represent minimum outstanding obligations due under software license agreements, of which the majority relates to our multi-year AWS partnership contract.
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
◦Other guarantees; and
◦Routing brokerage activities.
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
Financial Investments
As of December 31, 2023, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. If market interest rates were to increase immediately and uniformly by a hypothetical 100 basis points from levels as of December 31, 2023, the fair value of this portfolio would decline by $3 million.
Debt Obligations
As of December 31, 2023, substantially all of our debt obligations were fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 9, “Debt Obligations,” to the consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2022 Revolving Credit Facility, our commercial paper program and the 2023 Term Loan as these facilities have a variable interest rate. As of December 31, 2023, we have $291 million outstanding borrowings under our commercial paper program and $339 million outstanding under the 2023 Term Loan. A hypothetical 100 basis points increase in interest rates on our outstanding commercial paper and our 2023 Term Loan would increase our annual interest expense by approximately $6 million based on borrowings as of December 31, 2023.
We may utilize interest rate swap agreements to achieve a desired mix of variable and fixed rate debt.

Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the years ended December 31, 2023 and 2022 are presented in the following tables:

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Year Ended December 31, 2023
Average foreign currency rate to the U.S. dollar	1.081	0.094	0.741	#	N/A	N/A
Percentage of revenues less transaction-based expenses	6.6%	4.0%	0.8%	3.0%	85.6%	100.0%
Percentage of operating income	10.7%	(3.8)%	(7.0)%	(8.3)%	108.4%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(26)	$(15)	$(3)	$(12)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(17)	$(6)	$(11)	$(13)	$—

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Year Ended December 31, 2022
Average foreign currency rate to the U.S. dollar	1.054	0.099	0.768	#	N/A	N/A
Percentage of revenues less transaction-based expenses	6.2%	5.1%	0.9%	3.2%	84.6%	100.0%
Percentage of operating income	10.1%	(2.8)%	(5.9)%	(4.7)%	103.3%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(22)	$(18)	$(3)	$(12)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(16)	$(4)	$(9)	$(8)	$—
__________
#    Represents multiple foreign currency rates.
N/A    Not applicable.
The adverse impacts shown above should be viewed individually by currency and not in aggregate due to the correlation between changes in exchanges rates for certain currencies.
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
Our primary exposure to net assets in foreign currencies as of December 31, 2023 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$3,012	$301
Norwegian Krone	144	14
British Pound	140	14
Canadian Dollar	102	10
Australian Dollar	96	10
Euro	60	6
In the table above, Swedish Krona includes goodwill of $2,230 million and intangible assets, net of $498 million.
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
•Interest Rate Risk. Interest rate risk is the risk that interest rates rise causing the value of purchased securities to decline. If we were required to sell securities prior to maturity, and interest rates had risen, the sale of the securities might be made at a loss relative to the latest market price. Our clearinghouse seeks to manage this risk by making short term investments of members’ cash deposits. In addition, the clearinghouse investment guidelines allow for direct purchases or repurchase agreements with short dated maturities of high quality sovereign debt (for example, European government and U.S. Treasury securities), central bank certificates and multilateral development bank debt instruments.
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
Revenue Recognition
As part of our market technology product offering, we enter into certain long-term contracts with customers to develop customized technology solutions, license the right to use software and provide support and other services to our customers which results in these contracts containing multiple performance obligations. We allocate the contract transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. In instances where standalone selling price is not directly observable, such as when we do not sell the product or service separately, we determine the standalone selling price predominantly through an expected cost plus a margin approach.
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
Business combination
We account for business acquisitions under the acquisition method of accounting. The assets acquired and liabilities assumed in connection with business acquisitions are recorded at the date of acquisition at their estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill. Within one year from the date of acquisition, we may update the value allocated to the assets acquired and liabilities assumed, and the resulting goodwill balance, based on information received regarding the valuation of such assets and liabilities that was not available at the time of purchase.
We use various methods to determine fair value depending on the type of assets acquired and liabilities assumed. We make estimates and assumptions about projected future cash flows including, but not limited to, forecasted revenue, cash flows, attrition rates, long term growth rates, royalty rates, EBITDA margin and discount rates.
Significant judgment is required in estimating the fair value of assets acquired and liabilities assumed and in assigning useful lives to certain definite-lived intangible and tangible assets. Accordingly, we may engage third-party valuation specialists to assist in these determinations. The fair value estimates are based on available information as of the acquisition date and assumptions deemed reasonable by management but are inherently uncertain.
See Note 4, “Acquisitions,” to the consolidated financial statements for further discussion of the Adenza Acquisition.
During 2023, 2022 and 2021, we have not recorded any material measurement period adjustments to purchase price allocations.
Goodwill, Indefinite-Lived Intangible Assets and Related Impairment Testing
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
In November 2023, following the acquisition of Adenza, we refined our divisional structure. Our three previous reportable segments, Market Platforms, Capital Access Platforms and Anti-Financial Crime, have been changed to align with our new corporate structure that includes the following three segments: Capital Access Platforms, Financial Technology and Market Services. Under ASC 350-20, “Intangibles Goodwill and Other,” when a company reorganizes its reporting structure, an impairment test must be performed both before and after the change, and goodwill must be reassigned to reporting units. Accordingly, goodwill was reassigned based on relative fair value of each reporting unit.

We perform our goodwill impairment test at the reporting unit level. For 2023, we performed the goodwill impairment test under our previous organizational structure which included three reporting units: Market Platforms, Capital Access Platforms and Anti-Financial Crime segments and under our current organization structure, which includes the following three reporting units: Capital Access Platforms, Financial Technology and Market Services segments.
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
The following table presents the balances of goodwill for our reportable segments pre-segment realignment at the time of our 2023 annual impairment test:

October 1, 2023
(in millions)
Market Platforms	$2,845
Capital Access Platforms	4,138
Anti-Financial Crime	1,005
$7,988
The following table presents the balances of goodwill for our reportable segments post segment realignment, excluding the goodwill acquired as part of the Adenza acquisition. The carrying value of goodwill was reassigned to our new reportable segments based on a relative fair value allocation approach.

October 1, 2023
(in millions)
Capital Access Platforms	$4,138
Financial Technology	1,922
Market Services	1,928
$7,988
In 2023 and 2022, we elected to perform a quantitative impairment test for goodwill and indefinite-lived intangible assets. In conducting the quantitative assessment, we determined that the fair value of our goodwill for each of our reporting units and the fair value of our indefinite-lived intangible assets sufficiently exceed their respective carrying amounts. As a result, there were no goodwill or indefinite-lived intangible assets impairment charges recorded in any of those years.
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

There were no material finite-lived intangible assets impairment charges in 2023 and 2022. We recorded an impairment charge of $14 million in 2021 related to a finite-lived intangible asset for customer relationships associated with the wind down of a previous acquisition included in depreciation and amortization expense in the Consolidated Statements of Income.
We recorded pre-tax, non-cash property and equipment asset impairment charges of $12 million in 2023, $14 million in 2022 and $4 million in 2021. See Note 20, “Restructuring Charges,” to the consolidated financial statements for a discussion of these plans.
In the first quarter of 2023, we initiated a review of our real estate and facility capacity requirements due to our new and evolving work models. As a result of this ongoing review, we recorded impairment charges of $23 million in 2023 of which $18 million related to operating lease asset impairment and exit costs and is included in occupancy expense in the Consolidated Statements of Income and $5 million related to impairment of leasehold improvements, which are recorded in depreciation and amortization expense in the Consolidated Statements of Income. We fully impaired our lease assets for locations that we vacated with no intention to sublease. Substantially all of the property, equipment and leasehold improvements associated with the vacated leased office space were fully impaired as there are no expected future cash flows for these items.
No material impairments were recorded to reduce the carrying value of our other long-lived assets during 2023, 2022 or 2021.
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
Item 8. Financial Statements and Supplementary Data
Nasdaq’s consolidated financial statements, including Consolidated Balance Sheets as of December 31, 2023 and 2022, Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021, Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated February 21, 2024, are attached hereto as pages F-1 through F-45 and incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure controls and procedures.
Nasdaq’s management, with the participation of Nasdaq’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, has evaluated the effectiveness of Nasdaq’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. In November 2023, Nasdaq completed the acquisition of Adenza. We accounted for this acquisition as a business combination. The scope of management’s assessment of the effectiveness of the Company’s disclosure controls and procedures did not include the internal controls over financial reporting of Adenza. This exclusion is in accordance with the SEC staff’s general guidance that an assessment of a recently acquired business may be omitted from the scope of management’s assessment for one year following the acquisition. The recognition of goodwill and intangible assets, however, is covered by our internal controls over mergers and acquisitions, which were included in management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Based upon that evaluation, Nasdaq’s Chief Executive Officer and Executive Vice President and Chief Financial Officer, have concluded that, as of the end of such period, Nasdaq’s disclosure controls and procedures are effective.
Changes in internal control over financial reporting. Based on the evaluation completed by management, in which our Chief Executive Officer and Chief Financial Officer participated, our management has concluded that, except as noted above with respect to the acquisition of Adenza, there were no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.
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
Management is also responsible for establishing and maintaining adequate internal control over Nasdaq’s financial reporting. Although there are inherent limitations in the effectiveness of any system of internal control over financial reporting, or ICFR, we maintain a system of internal control that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition that could have a material effect on the financial statements.
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation.
Our management has excluded the ICFR of Adenza, which we acquired on November 1, 2023 as discussed in Note 4 “Acquisitions,” to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Total revenues subject to Adenza’s ICFR represented 4% and 3% of revenues less transaction-based expenses and operating income, respectively, for the fiscal year ended December 31, 2023. Total assets subject to Adenza’s ICFR represented 36% of our consolidated total assets as of December 31, 2023 (of which $11 billion, or 34% of our consolidated total assets, represents intangible assets acquired and the goodwill resulting from the Adenza acquisition, which were subject to our ICFR as of December 31, 2023) and net assets of Adenza represented 3% of our consolidated net assets, excluding intangible assets acquired and the corresponding deferred tax liability as well as the goodwill resulting from the Adenza acquisition, which were subject to our ICFR as of December 31, 2023. Under guidelines established by the SEC, companies are permitted to exclude acquisitions from their assessment of ICFR for a period of up to one year following an acquisition while integrating the acquired company.
Based on its assessment, our management believes that, as of December 31, 2023, our internal control over financial reporting is effective. Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on Nasdaq’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Nasdaq, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Nasdaq, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nasdaq, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Adenza, which is included in the 2023 consolidated financial statements of the Company and constituted 2% and 3% of total and net assets, respectively, as of December 31, 2023 and 4% and 3% of revenues less transaction-based expenses and operating income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Adenza.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 21, 2024

Item 9B. Other Information
During the three months ended December 31, 2023, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information about Nasdaq’s directors, as required by Item 401 of Regulation S-K, is incorporated by reference, if applicable, from the discussion under the caption “Director Nominees” in Nasdaq’s Proxy Statement. Information about Nasdaq’s executive officers, as required by Item 401 of Regulation S-K, is incorporated by reference from the discussion under the caption “Other Items-Executive Officers” in the Proxy Statement. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by reference from the discussion under the caption “Other Items-Delinquent Section 16(a) Reports” in the Proxy Statement. Information about Nasdaq’s code of ethics, as required by Item 406 of Regulation S-K, is incorporated by reference from the discussion under the caption “Operating with Integrity” in the Proxy Statement. Information about Nasdaq’s nomination procedures, Audit & Risk Committee and Audit & Risk Committee financial experts, as required by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-K, is incorporated by reference from the discussions under the headings “Director Nominees” and “Board Committees” in the Proxy Statement.
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
In addition, in jurisdictions where participation in the ESPP is permitted, all our employees are eligible. The employees that joined us from Adenza are not yet eligible for participation in the ESPP, as payroll and benefits integration efforts remain ongoing following the consummation of the Adenza acquisition in November 2023. Employees may purchase shares of our common stock at a 15% discount to the lesser of the closing price of our common stock on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. Offering periods under the ESPP are six months in duration. As of December 31, 2023, all our employees are eligible to participate.
The Equity Plan and the ESPP have been previously approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under all of Nasdaq’s compensation plans as of December 31, 2023.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a))(c)
Equity compensation plans approved by stockholders	1,420,323	$41.79	36,014,602
Equity compensation plans not approved by stockholders	—	—	—
Total	1,420,323	$41.79	36,014,602
In the table above:
•The number of shares to be issued upon exercise of outstanding options, warrants and rights include only the number of shares to be issued upon exercise of outstanding options, warrants and rights. As of December 31, 2023, we also had 6,217,621 shares to be issued upon vesting of outstanding restricted stock and PSUs.
•The number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) includes 24,598,016 shares of common stock that may be awarded pursuant to the Equity Plan and (b) 11,416,586 shares of common stock that may be issued pursuant to the ESPP.

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
Item 14. Principal Accountant Fees and Services
Information about principal accountant fees and services, as required by Item 9(e) of Schedule 14A, is incorporated herein by reference from the discussion under the heading “Annual Evaluation and 2024 Selection of the Independent Auditors” in the Proxy Statement.
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

2.3
Agreement and Plan of Merger, dated as of June 10, 2023, by and among Nasdaq, Inc., Argus Merger Sub 1, Inc., Argus Merger Sub 2, LLC, Adenza Holdings, Inc. and Adenza Parent, LP. (incorporated herein by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on June 12, 2023).†

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

4.5
Stockholders’ Agreement, dated as of November 1, 2023, by and among Nasdaq, Inc., Adenza Parent, LP and Thoma Bravo, L.P. (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 3, 2023).

4.6	Registration Rights Agreement, dated as of November 1, 2023, by and among Nasdaq, Inc. and Adenza Parent, LP. (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 3, 2023).

4.7	Indenture, dated as of June 7, 2013, between Nasdaq, Inc. (f/k/a The NASDAQ OMX Group, Inc.) and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 10, 2013).

4.8	Sixth Supplemental Indenture, dated as of April 1, 2019, among Nasdaq, Inc., Wells Fargo Bank, National Association, as Trustee, and HSBC Bank USA, National Association, as paying agent and as registrar and transfer agent (incorporated by reference to Exhibit 4.2 to the Form 8-A filed on April 1, 2019).

4.9
Seventh Supplemental Indenture, dated February 13, 2020, among Nasdaq, Inc., Wells Fargo Bank, National Association, as Trustee, and HSBC Bank USA, National Association, as paying agent and as registrar and transfer agent (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-A filed on February 13, 2020).

4.10
Eighth Supplemental Indenture, dated April 28, 2020, by and between Nasdaq, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 28, 2020).

4.11
Tenth Supplemental Indenture, dated December 21, 2020, by and between Nasdaq, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on December 21, 2020).

4.12
Eleventh Supplemental Indenture, dated December 21, 2020, by and between Nasdaq, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on December 21, 2020).

4.13
Twelfth Supplemental Indenture, dated July 30, 2021, by and among Nasdaq, Inc., Wells Fargo Bank, National Association, as Trustee and HSBC Bank USA, National Association, as registrar and transfer agent (incorporated herein by reference to Exhibit 4.2 to the Company’s 8-A filed on July 30, 2021).

4.14
Thirteenth Supplemental Indenture, dated as of March 7, 2022, by and between Nasdaq, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 7, 2022).

4.15
Fourteenth Supplemental Indenture, dated as of June 28, 2023, by and between Nasdaq, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated herein by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on June 28, 2023).

4.16
Fifteenth Supplemental Indenture, dated as of June 28, 2023, by and between Nasdaq, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated herein by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on June 28, 2023).

4.17
Sixteenth Supplemental Indenture, dated as of June 28, 2023, by and between Nasdaq, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated herein by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on June 28, 2023).

4.18
Seventeenth Supplemental Indenture, dated as of June 28, 2023, by and between Nasdaq, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated herein by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on June 28, 2023).

4.19
Eighteenth Supplemental Indenture, dated as of June 28, 2023, by and between Nasdaq, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee (incorporated herein by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on June 28, 2023).

4.20
Nineteenth Supplemental Indenture, dated as of June 28, 2023, by and between Nasdaq, Inc. and Computershare Trust Company, N.A. (as successor to Wells Fargo Bank, National Association), as trustee and HSBC Bank USA, National Association, as paying agent, registrar and transfer agent (incorporated herein by reference to Exhibit 4.7 to the Current Report on Form 8-K filed on June 28, 2023).

4.21	Description of Securities.

10.1
Amended and Restated Board Compensation Policy, effective on June 16, 2023 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 2, 2023).*

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

10.5
Form of Nasdaq Restricted Stock Unit Award Certificate (employees) (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 2, 2023).*

10.6
Form of Nasdaq Restricted Stock Unit Award Certificate (directors) (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 2, 2023).*

10.7
Form of Nasdaq Three-Year Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 2, 2023).*

10.8	Form of Nasdaq Continuing Obligations Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022).

10.9	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.10	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.11	Nasdaq Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.12	Nasdaq, Inc. Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2022).*

10.13	Nonqualified Stock Option Award Certificate to Adena T. Friedman from Nasdaq, Inc. in connection with grant made on January 3, 2017 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 7, 2017).*

10.14
Employment Agreement between Nasdaq and Adena Friedman, made and entered into on November 19, 2021 and effective as of January 1, 2022 (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022).*

10.15
Nonqualified Stock Option Award Certificate to Adena T. Friedman from Nasdaq, Inc. in connection with grant made on January 3, 2022 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022).*

10.17
Employment Agreement by and between Nasdaq, Inc. and Bradley J. Peterson, dated June 22, 2022 (incorporated herein by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on August 3, 2022).*

10.18	Employment Offer Letter by and between Nasdaq, Inc. and Michelle Daly (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2021).*

10.19
General Release and Separation Agreement by and between Nasdaq, Inc. and Ann M. Dennison, dated as of August 31, 2023 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed on November 3, 2023).*

10.20
Employment Offer Letter by and between Nasdaq, Inc. and Sarah Youngwood, dated as of August 31, 2023 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed on November 3, 2023).*

10.21
Nasdaq Change in Control Severance Plan for Executive Vice Presidents and Senior Vice Presidents, effective November 26, 2013, as amended December 6, 2022 (incorporated by reference herein to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023.*

10.22
Amended and Restated Credit Agreement, dated as of December 16, 2022, among Nasdaq, Inc., the various lenders and issuing bank party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2022). †

10.23
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 29, 2023, among Nasdaq, Inc., the Lenders party hereto, Bank of America, N.A., as administrative agent and BofA Securities, Inc., as Sustainability Coordinator (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2023 filed on May 4, 2023).†

10.24
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 16, 2023, among Nasdaq, Inc., a Delaware corporation, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2023).

10.25
Term Loan Credit Agreement, dated as of June 28, 2023, among Nasdaq, Inc., the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 28, 2023).†

10.26	Form of Commercial Paper Dealer Agreement between Nasdaq, Inc., as Issuer, and the Dealer party thereto (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 26, 2017).

10.27
Verafin Holdings Inc. Amended and Restated Management Incentive Plan (incorporated by reference herein to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023.)*

10.28
Verafin Holdings Inc. Amended and Restated Management Incentive Plan Award Agreement, by and between Verafin Solutions ULC and Brendan Brothers, dated as of January 11, 2023 (incorporated by reference herein to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023.)*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 13 to the consolidated financial statements under Part II, Item 8 of this Form 10-K).

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young LLP.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

97.1	Supplemental Executive Officer Recoupment Policy.*

101
The following materials from the Nasdaq, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022; (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022 and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) notes to consolidated financial statements.

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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2024.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	February 21, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 21, 2024.

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer and Chair of the Board

By:	/s/ Sarah Youngwood
Name:	Sarah Youngwood
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ Michelle Daly
Name:	Michelle Daly
Title:	Senior Vice President, Controller and Principal Accounting Officer

By:	*
Name:	Michael R. Splinter
Title:	Director

By:	*
Name:	Melissa M. Arnoldi
Title:	Director

By:	*
Name:	Charlene T. Begley
Title:	Director

By:	*
Name:	Steven D. Black
Title:	Director

By:	*
Name:	Essa Kazim
Title:	Director

By:	*
Name:	Thomas A. Kloet
Title:	Director

By:	*
Name:	Holden Spaht
Title:	Director

By:	*
Name:	Johan Torgeby
Title:	Director

By:	*
Name:	Toni Townes-Whitley
Title:	Director

By:	*
Name:	Jeffery W. Yabuki
Title:	Director

By:	*
Name:	Alfred W. Zollar
Title:	Director

* Pursuant to Power of Attorney
By:	/s/ John A. Zecca
Name:	John A. Zecca
Title:	Attorney-in-Fact

Nasdaq, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following consolidated financial statements of Nasdaq, Inc. and its subsidiaries are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Nasdaq, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nasdaq, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2024 expressed an unqualified opinion thereon.
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

Accounting for the Acquisition of Adenza
Description of the Matter
As described in Note 4 to the consolidated financial statements, during 2023 the Company completed its acquisition of Adenza, which was accounted for as a business combination for total purchase consideration of $5,750 million in cash consideration (subject to customary post-closing adjustments) and the issuance of 85,608,414 shares of Nasdaq common stock at a price of $48.71 per share. The transaction resulted in the recognition of $5,933 million of goodwill and $5,050 million of intangible assets. Intangible assets consisted of customer relationships of $3,740 million, technology of $950 million and trade names of $360 million.

Auditing the Company’s accounting for its acquisition of Adenza was complex due to the significant estimation uncertainty in the Company’s determination of the fair value of identified intangible assets. The significant estimation uncertainty was primarily due to the sensitivity of the fair value of the customer relationships intangible asset to certain underlying assumptions. The Company used the income approach, specifically the excess earnings method, to measure the fair value of the customer relationships intangible asset, and the significant assumptions used in estimating its fair value included customer attrition rate, revenue growth, EBITDA margin, and the discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s processes with respect to estimates that impact the accounting for the Adenza acquisition. For example, we tested controls over the estimation process supporting the recognition and measurement of the identified intangible assets, including the customer relationships intangible asset, which encompassed testing controls over management’s review of assumptions used in the valuation model.

To test the estimated fair value of the customer relationship intangible asset, we performed audit procedures that included, among others, evaluating the Company’s use of valuation methodologies, evaluating significant assumptions utilized by the Company, and evaluating the completeness and accuracy of the underlying data supporting those significant assumptions. We involved our valuation specialists to assist with our evaluation of the methodology used by the Company and significant assumptions included in the fair value estimate, including testing the customer attrition rate, revenue growth, EBITDA margin that form the basis of the forecasted results, and the discount rate. Additionally, we compared the significant assumptions to current industry, market and economic trends, to the historical results of the acquired business, and to the Company’s budgets and forecasts, in addition to performing sensitivity analyses over these assumptions. We also evaluated the adequacy of the Company’s disclosures included in Note 4 in relation to these acquisition matters.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1986.

New York, New York
February 21, 2024

Nasdaq, Inc.
Consolidated Balance Sheets
(in millions, except share and par value amounts)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$453	$502
Restricted cash and cash equivalents	20	22
Default funds and margin deposits (including restricted cash and cash equivalents of $6,645 and $6,470, respectively)	7,275	7,021
Financial investments	188	181
Receivables, net	929	677
Other current assets	231	201
Total current assets	9,096	8,604
Property and equipment, net	576	532
Goodwill	14,112	8,099
Intangible assets, net	7,443	2,581
Operating lease assets	402	444
Other non-current assets	665	608
Total assets	$32,294	$20,868

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$332	$185
Section 31 fees payable to SEC	84	243
Accrued personnel costs	303	243
Deferred revenue	594	357
Other current liabilities	146	122
Default funds and margin deposits	7,275	7,021
Short-term debt	291	664
Total current liabilities	9,025	8,835
Long-term debt	10,163	4,735
Deferred tax liabilities, net	1,642	456
Operating lease liabilities	417	452
Other non-current liabilities	220	226
Total liabilities	21,467	14,704

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 598,014,520 at December 31, 2023 and 513,157,630 at December 31, 2022; shares outstanding: 575,159,336 at December 31, 2023 and 491,592,491 at December 31, 2022	6	5
Additional paid-in capital	5,496	1,445
Common stock in treasury, at cost: 22,855,184 shares at December 31, 2023 and 21,565,139 shares at December 31, 2022	(587)	(515)
Accumulated other comprehensive loss	(1,924)	(1,991)
Retained earnings	7,825	7,207
Total Nasdaq stockholders’ equity	10,816	6,151
Noncontrolling interests	11	13
Total equity	10,827	6,164
Total liabilities and equity	$32,294	$20,868
See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Income
(in millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Capital Access Platforms	$1,770	$1,682	$1,566
Financial Technology	1,099	864	772
Market Services	3,156	3,632	3,471
Other revenues	39	48	77
Total revenues	6,064	6,226	5,886
Transaction-based expenses:
Transaction rebates	(1,838)	(2,092)	(2,168)
Brokerage, clearance and exchange fees	(331)	(552)	(298)
Revenues less transaction-based expenses	3,895	3,582	3,420
Operating expenses:
Compensation and benefits	1,082	1,003	938
Professional and contract services	128	140	144
Computer operations and data communications	233	207	186
Occupancy	129	104	109
General, administrative and other	113	125	85
Marketing and advertising	47	51	57
Depreciation and amortization	323	258	278
Regulatory	34	33	64
Merger and strategic initiatives	148	82	87
Restructuring charges	80	15	31
Total operating expenses	2,317	2,018	1,979
Operating income	1,578	1,564	1,441
Interest income	115	7	1
Interest expense	(284)	(129)	(125)
Net gain on divestiture of business	—	—	84
Other income (loss)	(1)	2	81
Net income (loss) from unconsolidated investees	(7)	31	52
Income before income taxes	1,401	1,475	1,534
Income tax provision	344	352	347
Net income	1,057	1,123	1,187
Net loss attributable to noncontrolling interests	2	2	—
Net income attributable to Nasdaq	$1,059	$1,125	$1,187
Per share information:
Basic earnings per share	$2.10	$2.28	$2.38
Diluted earnings per share	$2.08	$2.26	$2.35
Cash dividends declared per common share	$0.86	$0.78	$0.70

See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income	$1,057	$1,123	$1,187
Other comprehensive income (loss):
Foreign currency translation gains (losses)	39	(375)	(176)
Income tax benefit (expense)(1)	18	(32)	(42)
Foreign currency translation, net	57	(407)	(218)

Net unrealized gain from cash flow hedges	2	—	—

Employee benefit plan adjustment gains (losses)	11	5	(1)
Employee benefit plan income tax provision	(3)	(2)	—
Employee benefit plan, net	8	3	(1)

Total other comprehensive income (loss), net of tax	67	(404)	(219)
Comprehensive income	1,124	719	968
Comprehensive loss attributable to noncontrolling interests	2	2	—
Comprehensive income attributable to Nasdaq	$1,126	$721	$968
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on Euro denominated notes.

See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in millions)

	Year Ended December 31,
	2023		2022		2021
	Shares	$	Shares	$	Shares	$
Common stock
Beginning balance	492	5	500	5	495	5
Acquisition-related stock issuance	86	1	—	—	—	—
Ending balance		6		5		5

Additional paid-in capital
Beginning balance		1,445		1,949		2,544
Share repurchase program	(5)	(269)	(5)	(308)	(9)	(468)
ASR agreement	—	—	(6)	(325)	(7)	(475)
Share-based compensation	3	122	3	106	3	90
Stock option exercises, net	—	—	—	—	—	1
Acquisition-related stock issuance	—	4,169	—	—	—	—
Other issuances of common stock, net	1	29	1	23	19	257
Ending balance		5,496		1,445		1,949

Common stock in treasury, at cost
Beginning balance		(515)		(437)		(376)
Other employee stock activity	(2)	(72)	(1)	(78)	(1)	(61)
Ending balance		(587)		(515)		(437)

Accumulated other comprehensive loss
Beginning balance		(1,991)		(1,587)		(1,368)
Other comprehensive income (loss)		67		(404)		(219)
Ending balance		(1,924)		(1,991)		(1,587)

Retained earnings
Beginning balance		7,207		6,465		5,628
Net income attributable to Nasdaq		1,059		1,125		1,187
Cash dividends declared and paid		(441)		(383)		(350)
Ending balance		7,825		7,207		6,465

Total Nasdaq stockholders’ equity		10,816		6,151		6,395

Noncontrolling interests
Beginning balance		13		10		3
Net activity related to noncontrolling interests		(2)		3		7
Ending balance		11		13		10

Total Equity	575	$10,827	492	$6,164	500	$6,405

See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$1,057	$1,123	$1,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	323	258	278
Share-based compensation	122	106	90
Deferred income taxes	68	38	94
Extinguishment of debt and bridge fees	25	16	33
Net gain on divestiture of business	—	—	(84)
Non-cash restructuring charges	12	—	—
Net (income) loss from unconsolidated investees	7	(31)	(52)
Operating lease asset impairments	13	—	—
Other reconciling items included in net income	30	28	6
Net change in operating assets and liabilities, net of effects of acquisitions:
Receivables, net	3	(101)	(6)
Other assets	9	98	(140)
Accounts payable and accrued expenses	149	19	(17)
Section 31 fees payable to SEC	(160)	181	(162)
Accrued personnel costs	13	—	28
Deferred revenue	88	16	106
Other liabilities	(63)	(45)	(278)
Net cash provided by operating activities	1,696	1,706	1,083
Cash flows from investing activities:
Purchases of securities	(712)	(322)	(316)
Proceeds from sales and redemptions of securities	719	320	285
Proceeds from divestiture of business, net of cash divested	—	—	190
Acquisition of businesses, net of cash and cash equivalents acquired	(5,766)	(41)	(2,430)
Purchases of property and equipment	(158)	(152)	(163)
Investments related to default funds and margin deposits, net(1)	(74)	211	(132)
Other investing activities	(3)	33	(87)
Net cash provided by (used in) investing activities	(5,994)	49	(2,653)
Cash flows from financing activities:
Proceeds from (repayments of) commercial paper, net	(371)	238	420
Repayments of debt and credit commitment	(260)	(1,097)	(804)
Payment of debt extinguishment cost and bridge fees	(25)	(16)	(33)
Proceeds from issuances of debt, net of issuance costs	5,608	541	826
Repurchases of common stock	(269)	(308)	(468)
ASR agreement	—	(325)	(475)
Dividends paid	(441)	(383)	(350)
Proceeds received from employee stock activity and other issuances	29	23	26
Payments related to employee shares withheld for taxes	(72)	(78)	(61)
Default funds and margin deposits	22	2,440	2,330
Other financing activities	(1)	1	7
Net cash provided by financing activities	4,220	1,036	1,418
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	202	(1,293)	(331)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	124	1,498	(483)
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	6,994	5,496	5,979
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$7,118	$6,994	$5,496
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$453	$502	$393
Restricted cash and cash equivalents	20	22	29
Restricted cash and cash equivalents (default funds and margin deposits)	6,645	6,470	5,074
Total	$7,118	$6,994	$5,496
Supplemental Disclosure Cash Flow Information
Interest paid	$177	$116	$118
Income taxes paid, net of refund	$254	$274	$501
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
Our organizational structure aligns our businesses with the foundational shifts that are driving the evolution of the global financial system. Following the acquisition of Adenza, we further refined the divisional structure into three business segments: Capital Access Platforms, Financial Technology and Market Services.
For further discussion of our businesses, see “Products and Services,” of “Part 1, Item 1. Business.”
Capital Access Platforms
Our Capital Access Platforms segment includes Data & Listing Services, Index and Workflow & Insights.
Our Data business distributes historical and real-time market data to the sell-side, the institutional investing community, retail online brokers, proprietary trading firms and other venues, as well as internet portals and data distributors. Our data products can enhance transparency of market activity within our exchanges and provide critical information to professional and non-professional investors globally.
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
As of December 31, 2023, there were 4,044 total listings on The Nasdaq Stock Market, including 600 ETPs. The combined market capitalization was approximately $27.2 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,218 listed companies with a combined market capitalization of approximately $2.1 trillion.
Our Index business develops and licenses Nasdaq-branded indices and financial products. We also license cash-settled options, futures and options on futures on our indices. As of December 31, 2023, 388 ETPs listed on 27 exchanges in over 20 countries tracked a Nasdaq index and accounted for $473 billion in AUM.
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
Financial Technology
Financial Technology comprises Financial Crime Management Technology, Regulatory Technology and Capital Markets Technology solutions.
Financial Crime Management Technology includes our Verafin solution, a cloud-based anti-financial crime management platform, which helps financial institutions detect, investigate, and report money laundering and financial fraud.

Regulatory Technology comprises our surveillance solutions and AxiomSL. Our surveillance solutions are designed for brokers and other market participants to assist them in complying with market rules, regulations as well as regulators and exchanges for surveillance. AxiomSL is a global leader in risk data management and regulatory reporting solutions for the financial industry, including banks, broker dealers and asset managers. Its unique enterprise data management platform delivers data lineage, risk aggregation, analytics, workflow automation, reconciliation, validation and audit functionality, as well as disclosures. AxiomSL’s platform supports compliance across a wide range of global and local regulations.
Capital Markets Technology includes market technology, trade management services and Calypso. Our market technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers, buy-side firms and corporate businesses. Our market technology solutions are utilized by leading markets in North America, Europe and Asia as well as emerging markets in the Middle East, Latin America, and Africa. Our trade management services provides market participants with a wide variety of alternatives for connecting to and accessing our markets for a fee. Our marketplaces may be accessed via a number of different protocols used for quoting, order entry, trade reporting and connectivity to various data feeds. We also provide colocation services to market participants, whereby we offer firms cabinet space and power to house their own equipment and servers within our data centers. Additionally, we offer a number of wireless connectivity offerings between select data centers using millimeter wave and microwave technology. In June 2022, we completed the wind-down of our Nordic broker services business. Calypso is a leading provider of front-to-back technology solutions for the financial markets. The Calypso platform provides customers with a single platform designed from the outset to enable consolidation, innovation and growth.
Market Services
Our Market Services segment includes revenues from equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, Nordic commodities and U.S. Tape plans data. We operate multiple exchanges and other marketplace facilities across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in certain countries where we operate exchanges, we also provide clearing, settlement and central depository services. In June 2023, we entered into an agreement to sell our European energy trading and clearing business, subject to regulatory approval. Beginning in the third quarter of 2023, revenues from this business are reflected in Other Revenues in the Consolidated Statements of Income for all periods, and in our Corporate segment for our segment disclosures. Additionally, certain data revenues from this business that were previously included in our Capital Access Platforms segment are also reflected in Other Revenues in the Consolidated Statements of Income for all
periods, and in our Corporate segment for our segment disclosures.
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

Cash and Cash Equivalents
Cash and cash equivalents include all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $122 million as of December 31, 2023 and $242 million as of December 31, 2022. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments.
Restricted Cash
Restricted cash and cash equivalents, which was $20 million as of December 31, 2023 and $22 million as of December 31, 2022, is restricted from withdrawal due to a contractual or regulatory requirement or not available for general use and as such is classified as restricted in the Consolidated Balance Sheets. As of December 31, 2023 and 2022, restricted cash and cash equivalents primarily includes funds held for regulatory capital for our trading and clearing businesses.
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
Receivables, net
Our receivables are concentrated with our customers which primarily include corporate clients, investment managers, banks, brokers, and exchange operators. Receivables are shown net of allowance for credit losses. The allowance is maintained at a level that management believes to be sufficient to absorb expected losses over the life of our accounts receivable portfolio. The allowance is increased by the provision for bad debts, which is included in general, administrative and other expense in the Consolidated Statements of Income, and decreased by the amount of charge-offs, net of recoveries.
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
In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we determine whether a specific provision for bad debts is required. Accounts receivable are written-off against the allowance when collection efforts cease. Due to changing economic, business and market conditions, we review the allowance quarterly and make changes to the allowance through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount. The total allowance netted against receivables in the Consolidated Balance Sheets was $18 million as of December 31, 2023 and $15 million as of December 31, 2022. Any provision for bad debt or write-off recorded during the year was immaterial.
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
Fair value is generally obtained from third-party pricing sources. When available, quoted market prices are used to determine fair value. If quoted market prices are not available, fair values are estimated using pricing models with observable market inputs. The inputs to the valuation models vary by the type of security being priced but are typically benchmark yields, reported trades, broker-dealer quotes, and prices of similar assets. Pricing models generally do not entail material subjectivity because the methodologies employed use inputs observed from active markets. See “Fair Value Measurements” below for further discussion of fair value measures.
Equity Securities
Investments in equity securities with readily determinable fair values (other than those accounted for under the equity method or those that result in consolidation of the investee) are measured at fair value and any changes in fair value are recognized in other income in the Consolidated Statements of Income.
Equity investments without readily determinable fair values are accounted for under the measurement alternative, under which investments are measured at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer on a prospective basis. We assess relevant transactions that occur on or before the balance sheet date to identify observable price changes, and we regularly monitor these investments to evaluate whether there is an indication that the investment is impaired, based on the share price from the investee’s latest financing round, the performance of the investee in relation to its own operating targets, the investee’s liquidity and cash position, and general market conditions. If a qualitative assessment indicates that the security is impaired, Nasdaq will estimate the fair value of the security and, if the fair value is less than the carrying amount of the security, will recognize an impairment loss in net income equal to the difference in the period the impairment occurs. See Note 6, “Investments,” for further discussion of our equity securities.
For the years ended December 31, 2023, 2022 and 2021, no material adjustments were made to the carrying value of our equity securities.
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
No material impairments were recorded to reduce the carrying value of our equity method investments in 2023, 2022 or 2021.
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
As of December 31, 2023 and 2022, the fair value amounts of our derivative instruments were immaterial.
Net Investment Hedges
Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.
Our 2029, 2030, 2032 and 2033 Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increase or decrease related to the remeasurement of the 2029, 2030, 2032 and 2033 Notes into U.S. dollars is recorded in accumulated other comprehensive loss within stockholders’ equity in the Consolidated Balance Sheets. See “Net Investment Hedge” of Note 9, “Debt Obligations,” for further discussion.
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
Leases
At inception, we determine whether a contract is or contains a lease. We have operating leases which are primarily real estate leases for our U.S. and European headquarters and for general office space. As of December 31, 2023, these leases have varying lease terms with remaining maturities ranging up to 13 years. Operating lease balances are included in operating lease assets, other current liabilities, and operating lease liabilities in our Consolidated Balance Sheets. We do not have any leases classified as finance leases.
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
We review our operating lease assets for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We fully impair our lease assets for locations that we vacate with no intention to sublease.
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
There was no impairment of goodwill or indefinite-lived intangible assets for the years ended December 31, 2023, 2022 and 2021. Future disruptions to our business and events, such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses, may result in goodwill or indefinite-lived intangible asset impairment charges in the future.

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
There were no material finite-lived impairment charges in 2023 and 2022. We recorded pre-tax, non-cash finite-lived intangible assets impairment charges of $14 million in 2021 related to a finite-lived intangible asset for customer relationships associated with the wind down of a previous acquisition. In addition, we also recorded pre-tax, non-cash property and equipment asset impairment charges of $12 million in 2023, $8 million in 2022, and $4 million in 2021.
Revenue Recognition and Transaction-Based Expenses
Revenue From Contracts With Customers
Our revenue recognition policies under “Revenue from Contracts with Customers (Topic 606),” are described in the following paragraphs.
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Consolidated Balance Sheets as receivables which are net of an allowance for credit losses of $18 million as of December 31, 2023 and $15 million as of December 31, 2022. The activity during the period relating to changes in the allowance for credit losses was immaterial. We do not have obligations for warranties, returns or refunds to customers.
The majority of our contracts with customers do not have significant variable consideration. We do not have a material amount of revenues recognized from performance obligations that were satisfied in prior periods. We do not provide disclosures about transaction price allocated to unsatisfied performance obligations if contract durations are less than one year.
For contract durations that are one-year or greater, the portion of transaction price allocated to unsatisfied performance obligations is included in Note 3, “Revenue From Contracts With Customers.” Our deferred revenue primarily arises from contract liabilities related to our fees for annual and initial listings, workflow & insights, regulatory technology, and capital markets technology contracts. Deferred revenue is the only significant contract asset or liability as of December 31, 2023 and 2022. See Note 8, “Deferred Revenue,” for our
discussion of deferred revenue balances, activity, and expected timing of recognition. See “Revenue Recognition” below for further descriptions of our revenue contracts.
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
Revenue Recognition
Our primary revenue contract classifications are described below. Revenues are categorized based on similar economic characteristics of the nature, amount, timing and uncertainty of our revenues and cash flows.
Capital Access Platforms
Data and Listings
Data revenues are earned from U.S. and European proprietary data products. We earn revenues primarily based on the number of data subscribers and distributors of our data. Data revenues are subscription-based and are recognized on a monthly basis.
Listing services revenues primarily include initial listing fees and annual renewal fees. Under Topic 606, the initial listing fee is allocated to multiple performance obligations including initial and subsequent listing services and corporate solutions products (when a company qualifies to receive certain complimentary IPO products under the applicable Nasdaq rule), as well as a customer’s material right to renew the option to list on our exchanges. In performing this allocation, the standalone selling price of the performance obligations is based on the initial and annual listing fees and the standalone selling price of the IPO complimentary services is based on its market value. All listing fees are billed upfront and the identified performance obligations are satisfied over time since the customer receives and consumes the benefit as Nasdaq provides the listing service. The amount of revenue related to the IPO complimentary services performance obligation is recognized ratably over a three-year period, which is based on contract terms, with the remaining revenue recognized ratably over six years which is based on our historical listing experience and projected future listing duration.

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
Index
We develop and license Nasdaq-branded indices and financial products and provide index data products for third-party clients. Revenues primarily include license fees from these branded indices and financial products in the U.S. and abroad. We primarily have two types of license agreements: asset-based licenses and transaction-based licenses. Asset-based licenses are generally renewable agreements. Customers are charged based on a percentage of AUM for licensed products, per the agreement, on a monthly or quarterly basis. These revenues are recognized over the term of the license agreement since the customer receives and consumes the benefit as Nasdaq provides the service. Revenue from index data subscriptions are recognized on a monthly basis. Transaction-based licenses are also generally renewable agreements. Customers are charged based on transaction volume or a minimum contract amount, or both. If a customer is charged based on transaction volume, we recognize revenue when the transaction occurs. If a customer is charged based on a minimum contract amount, we recognize revenue on a pro-rata basis over the licensing term since the customer receives and consumes the benefit as Nasdaq provides the service.
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
Financial Technology
Financial Crime Management Technology
Our financial crime management technology solution primarily consists of SaaS revenues. We enter into subscription agreements which allow customers access to our cloud platform. Subscription agreements are generally three years in term, payable in advance, with the option of automatic renewal for some products. Subscription-based revenues are recognized over time on a ratable basis over the contract period beginning on the date that our service is made available to the customer since the customer receives and consumes the benefit as Nasdaq provides the service.
Regulatory Technology
Our surveillance solutions primarily consist of SaaS revenues and we enter into subscription agreements which allow customers access to our cloud platform or a connection to our servers to access the software. We recognize revenue from these agreements similarly to our revenue recognition for the Financial Crime Management Technology agreements discussed above.
AxiomSL provides financial institutions with risk & financial regulatory reporting and risk management solutions. The products can be offered as an on-premise or as a cloud service agreement.
A license for on-premise software provides customers with the right to use the software at its current state at the time made available to the customer. These contracts generally consist of the following distinct performance obligations: license, professional services and maintenance.
In allocating the contractual price to each performance obligation, we have used our best estimate of the stand-alone selling price. Consideration is first allocated to performance obligations with established stand-alone selling prices based on observable evidence such as professional services with the residual being split between license and maintenance.

License revenue is recognized upfront at the point in time when the software is made available to the customer as this is the point the user of the software can direct the use of and obtain substantially all of the remaining benefits from the software license. Maintenance revenue is recognized over time on a ratable basis over the contract period beginning on the date that our service is made available to the customer since the customer receives and consumes the benefit as Nasdaq provides the service.
Professional services are typically billed on a time and expense basis and revenue is recognized based on actual hours incurred. Nasdaq also offers fixed price contract agreements and revenue is recognized using the input method to measure progress towards complete satisfaction of the services, because the customer simultaneously receives and consumes the benefits provided by the Company.
AxiomSL can also be offered as a cloud service whereby the software is hosted and managed for customers. These hosted agreements generally include a license, hosting services and maintenance services. We have determined that these services are not distinct in the context of the hosting arrangement as the customer cannot benefit from the license or maintenance without the hosting services. Cloud revenues are recognized over time on a ratable basis over the contract period beginning on the date that our service is made available to the customer since the customer receives and consumes the benefit as Nasdaq provides the service.
Capital Markets Technology
Calypso’s capital market product consists of the provision of cloud-enabled, cross-asset, front-to-back solutions for financial markets. Our Calypso product offering includes on-premise and cloud service agreements and we recognize revenue from these agreements similarly to our revenue recognition for the AxiomSL agreements discussed above.
Through our trade management services, we provide market participants with a wide variety of alternatives for connecting to and accessing our markets for a fee. We also offer market participants colocation services, whereby we charge firms for cabinet space and power to house their own equipment and servers within our data centers. These participants are charged monthly fees for cabinet space, connectivity and support in accordance with our published fee schedules. These fees are recognized on a monthly basis when the performance obligation is met. We also earn revenues from annual and monthly exchange membership and registration fees. Revenues for monthly exchange membership and registration fees are recognized on a monthly basis as the service is provided. Revenues from annual fees for exchange membership and registration fees are recognized ratably over the following twelve-month period since the customer receives and consumes the benefit as Nasdaq provides the service.
Market technology revenues primarily consist of software, license and support revenues, SaaS revenues, and change request revenues.
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
For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. In instances where standalone selling price is not directly observable, such as when we do not sell the product or service separately, we determine the standalone selling price predominantly through an expected cost plus a margin approach. For the years ended December 31, 2023, 2022 and 2021 we recognized revenues of $75 million, $75 million and $77 million, respectively, related to the market technology contracts described above.
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
Market Technology SaaS revenues are recognized over time on a ratable basis over the contract period beginning on the date that our service is made available to the customer due to the fact that the customer receives and consumes the benefit as Nasdaq provides the service.
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

•The operating committee of the plan, which comprises representatives from each of the participants, including us solely in our capacity as a plan participant, is responsible for setting the level of fees to be paid by distributors and subscribers and taking action in accordance with the provisions of the plan, subject to SEC approval.
•Risk of loss on the revenue is shared equally among plan participants according to the plan.
Other Revenues
Other revenues related to our European power trading and clearing business, following our announcement in June 2023 to sell this business, subject to regulatory approval. Prior to June 2023, these amounts were included in our Market Services and Capital Access Platforms segments. Other revenues also include revenues related to our Nordic broker services business for which we completed the wind-down in June 2022, as well as revenues associated with our U.S. Fixed Income business, which was sold in June 2021. Prior to the closing of the transaction, these revenues were included in our Market Services and Capital Access Platforms segments. Additionally, for the year ended December 31, 2021, other revenues include revenues associated with the NPM business which we contributed in July 2021 to a standalone, independent company, of which we own the largest minority interest, together with a consortium of third-party financial institutions. Prior to July 2021, these revenues were included in our Capital Access Platforms segment. For the years ended December 31, 2023, 2022 and 2021, other revenues also include a transitional services agreement associated with a divested business.
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
Recent Accounting Developments
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile to segment profit or loss, and the title and position of the entity’s CODM and an explanation of how the CODM uses the reported measure of segment profit or loss in assessing segment performance and deciding how to allocate resources. ASU 2023-07 will be applied retrospectively and is effective for annual reporting periods in fiscal years beginning after December 15, 2023, and interim reporting periods in fiscal years beginning after December 31, 2024. We are currently reviewing the impact that the adoption of ASU 2023-07 may have on our Consolidated Financial Statements and disclosures.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Capital Access Platforms
Data & Listing Services	$749	$727	$678
Index	528	486	459
Workflow & Insights	493	469	429
Financial Technology
Financial Crime Management Technology	223	176	104
Regulatory Technology	212	130	127
Capital Markets Technology	664	558	541
Market Services, net	987	988	1,005
Other revenues	39	48	77
Revenues less transaction-based expenses	$3,895	$3,582	$3,420
Substantially all revenues from the Capital Access Platforms segment are recognized over time for the years ended December 31, 2023, 2022 and 2021. For 2023, 6.7% of the Financial Technology segment revenues were recognized at a point in time. This relates to AxiomSL and Calypso license revenues for the two months since acquisition. The remaining Financial Technology revenues were recognized over time. For the years ended December 31, 2023, 2022 and 2021 approximately 93.0%, 93.2%, and 93.6% respectively, of Market Services revenues were recognized at a point in time and 7.0%, 6.8% and 6.4%, respectively, were recognized over time.
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $18 million as of December 31, 2023 and $15 million as of December 31, 2022. There were no material upward or downward adjustments to the allowance during the year ended December 31, 2023. We do not have obligations for warranties, returns or refunds to customers.
For the majority of our contracts with customers, except for our market technology and listing services contracts, our performance obligations range from three months to three years and there is no significant variable consideration.
Deferred revenue is the only significant contract asset or liability as of December 31, 2023. Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations. Deferred revenue primarily represents our contract liabilities related to our fees for Annual and Initial Listings, Workflow & Insights, Financial Crime Management Technology, Regulatory Technology and Capital Markets Technology contracts. See Note 8, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.
We do not provide disclosures about transaction price allocated to unsatisfied performance obligations if contract durations are less than one year. For our initial listings, the transaction price allocated to remaining performance obligations is included in deferred revenue. For our Financial Crime Management Technology, Regulatory Technology, Capital Markets Technology and Workflow & Insights contracts, the portion of transaction price allocated to unsatisfied performance obligations is presented in the table below. To the extent consideration has been received, unsatisfied performance obligations would be included in the table below as well as deferred revenue.
The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of December 31, 2023:

	Financial Crime Management Technology	Regulatory Technology	Capital Markets Technology	Workflow & Insights	Total
	(in millions)
2024	$224	$261	$311	$159	$955
2025	206	174	243	101	724
2026	137	78	193	47	455
2027	53	44	131	24	252
2028	16	26	71	14	127
2029+	2	5	129	—	136
Total	$638	$588	$1,078	$345	$2,649
4. ACQUISITIONS
2023 Acquisition
In June 2023, we entered into a definitive agreement to acquire Adenza Holdings, Inc., or Adenza, a provider of mission-critical risk management and regulatory software to the financial services industry, for $5.75 billion in cash (subject to customary post-closing adjustments) and a fixed amount of 85.6 million shares of Nasdaq common stock, based on the volume-weighted average price per share over 15 consecutive trading days prior to signing. Nasdaq issued $5.6 billion of debt and entered into a $600 million term loan and used the proceeds for the cash portion of the consideration. See “Senior Unsecured Notes” and “2023 Term Loan” in “Financing of the Adenza Acquisition” of Note 9, “Debt Obligations,” for further discussion.
On November 1, 2023, Nasdaq completed the acquisition of Adenza for a total of purchase consideration of $9,984 million, which comprises the following:

(in millions, except price per share)
Shares of Nasdaq common stock issued	85.6
Closing price per share of Nasdaq common stock on November 1, 2023	$48.71
Fair value of equity portion of the purchase consideration	$4,170
Cash consideration	$5,814
Total purchase consideration	$9,984
At the closing of the transaction, the 85.6 million shares of Nasdaq common stock were issued to Thoma Bravo, the sole shareholder of Adenza, and represented approximately 15% of the outstanding shares of Nasdaq. For further discussion on the rights of common stockholders refer to “Common Stock” of Note 12, “Nasdaq Stockholders’ Equity.” Adenza is part of our Financial Technology segment.
The amounts in the table below represent the preliminary allocation of the purchase price to the acquired intangible assets, the deferred tax liability on the acquired intangible assets and other assets acquired and liabilities assumed based on their preliminary respective estimated fair values on the date of acquisition. The excess purchase price over the net tangible and acquired intangible assets has been recorded as goodwill. The goodwill recognized is attributable primarily to expected synergies and is assigned to our Financial Technology segment.

(in millions)
Goodwill	$5,933
Acquired intangible assets	5,050
Receivables, net	236
Other net assets acquired	153
Cash and cash equivalents	48
Accrued personnel costs	(44)
Deferred revenue	(130)
Deferred tax liability on acquired intangible assets	(1,262)
Total purchase consideration	$9,984
The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the valuation of the identifiable intangible assets and income taxes. The allocation of the purchase price will be finalized within one year of the date of acquisition.
Intangible Assets
The following table presents the details of acquired intangible assets at the date of acquisition. Acquired intangible assets with finite lives are amortized using the straight-line method.

	Customer Relationships	Technology	Trade Names	Total Acquired Intangible Assets
Intangible asset value (in millions)	$3,740	$950	$360	$5,050
Discount rate used	9.5%	8.5%	8.5%
Estimated average useful life	22 years	6 years	20 years
Customer Relationships
Customer relationships represent the contractual relationships with customers.
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
Technology
As part of our acquisition of Adenza, we acquired developed technology relating to AxiomSL and Calypso.
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
Trade Name
As part of our acquisition of Adenza, we acquired the AxiomSL and Calypso trade names. The trade names are recognized in the industry and carry a reputation for quality. As such, the reputation and positive recognition embodied in the trade names is a valuable asset to Nasdaq.
Methodology
The AxiomSL and Calypso trade names were valued using the income approach, specifically the RFRM as discussed above in “Technology.”
Discount Rate
The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the trade name relative to the overall business as discussed above in “Customer Relationships.”
Pro Forma Results and Acquisition-Related Costs
From the date of acquisition through December 31, 2023, Adenza revenues of $149 million were included in Financial Technology revenues in the Consolidated Statement of Income and Adenza operating income of $55 million was included in our operating income in the Consolidated Statement of Income.
Acquisition-related costs were expensed as incurred and are included in merger and strategic initiatives expense in the Consolidated Statements of Income.
Supplemental Pro Forma Information (Unaudited)
The unaudited supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the acquisition had been completed on the date indicated, does not reflect synergies that might have been achieved, nor is it indicative of future operating results or financial position.
The following supplemental pro forma financial information presents the combined results of operations as if Adenza had been acquired as of January 1, 2022. The pro forma adjustments are based upon currently available information and certain assumptions we believe are reasonable under the circumstances. These adjustments primarily include a net increase in amortization expense that would have been recognized due to acquired identifiable intangible assets, a net increase to interest expense to reflect the additional borrowings for the financing of the Adenza acquisition net of the interest expense relating to the repayment of Adenza’s historical debt, and the related income tax effects of the adjustments noted above.
The unaudited supplemental pro forma financial information for the periods presented is as follows:

	Year Ended December 31,
	2023	2022
	(in millions)
Pro forma revenues less transaction-based expenses	$4,329	$4,096
Pro forma operating income	1,485	1,476
Pro forma net income attributable to Nasdaq	822	812
2022 Acquisition
In June 2022, we acquired Metrio, a provider of ESG data collection, analytics and reporting services based in Montreal, Canada. Metrio is part of our Workflow & Insights business in our Capital Access Platforms segment.
The consolidated financial statements for the years ended December 31, 2023 and 2022 include the financial results of the Metrio acquisition from the date of the acquisition. Pro forma financial results have not been presented as this acquisition was not material to our financial results.
Acquisition-related costs were expensed as incurred and are included in merger and strategic initiatives expense in the Consolidated Statements of Income.

5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The following table presents the changes in goodwill by business segment during the year ended December 31, 2023:

(in millions)
Capital Access Platforms
Balance at December 31, 2022	$4,178
Foreign currency translation adjustments	36
Balance at December 31, 2023	$4,214
Financial Technology
Balance at December 31, 2022	$1,933
Goodwill acquired	5,933
Foreign currency translation adjustments	7
Balance at December 31, 2023	$7,873
Market Services
Balance at December 31, 2022	$1,988
Foreign currency translation adjustments	37
Balance at December 31, 2023	$2,025

Total
Balance at December 31, 2022	$8,099
Goodwill acquired	5,933
Foreign currency translation adjustments	80
Balance at December 31, 2023	$14,112
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the years ended December 31, 2023, 2022 and 2021; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses may result in goodwill impairment charges in the future.
Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	December 31, 2023	December 31, 2022
Finite-Lived Intangible Assets	(in millions)
Gross Amount
Technology	$1,254	$304
Customer relationships	5,743	2,005
Trade names and other	417	60
Foreign currency translation adjustment	(194)	(209)
Total gross amount	$7,220	$2,160
Accumulated Amortization
Technology	$(169)	$(97)
Customer relationships	(912)	(778)
Trade names and other	(21)	(17)
Foreign currency translation adjustment	120	120
Total accumulated amortization	$(982)	$(772)
Net Amount
Technology	$1,085	$207
Customer relationships	4,831	1,227
Trade names and other	396	43
Foreign currency translation adjustment	(74)	(89)
Total finite-lived intangible assets	$6,238	$1,388

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(225)	(237)
Total indefinite-lived intangible assets	$1,205	$1,193
Total intangible assets, net	$7,443	$2,581

There was no impairment of indefinite-lived intangible assets for 2023, 2022 and 2021. There were no material finite-lived impairment charges in 2023, 2022 and 2021.

The following table presents our amortization expense for acquired finite-lived intangible assets:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Amortization expense	$206	$153	$170
The table below presents the estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $74 million as of December 31, 2023) of acquired finite-lived intangible assets as of December 31, 2023:

(in millions)
2024	$501
2025	497
2026	494
2027	494
2028	460
2029+	3,866
Total	$6,312
6. INVESTMENTS
The following table presents the details of our investments:

	December 31, 2023	December 31, 2022
	(in millions)
Financial investments	$188	$181
Equity method investments	380	390
Equity securities	87	86
Financial Investments
Financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $168 million as of December 31, 2023 and $161 million as of December 31, 2022 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of December 31, 2023 and 2022, our equity method investments primarily included our 40.0% equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Consolidated Balance Sheets. No material impairments were recorded for the years ended December 31, 2023, 2022 and 2021.
Net income (loss) recognized from our equity interest in the earnings and losses of these equity method investments, primarily OCC and NPM, was $(7) million, $31 million, and $52 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the year ended December 31, 2023, equity interest in the earnings of OCC was offset by our equity interest in the loss of NPM and another equity method investment. For the year ended December 31, 2022, lower equity interest in the earnings of OCC, as compared to 2021, was primarily driven by a reduction in the clearing fee rate that OCC charges its customers, partially offset by elevated U.S. industry trading volumes.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Consolidated Balance Sheets. We elected the measurement alternative for substantially all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the years ended December 31, 2023, 2022 and 2021. As of December 31, 2023 and December 31, 2022, our equity securities primarily represent various strategic investments made through our corporate venture program.
7. PROPERTY AND EQUIPMENT, NET
The following table presents our major categories of property and equipment, net:

	Year Ended December 31,
	2023	2022
	(in millions)
Data processing equipment and software	$913	$786
Furniture, equipment and leasehold improvements	325	305
Total property and equipment	1,238	1,091
Less: accumulated depreciation and amortization and impairment charges	(662)	(559)
Total property and equipment, net	$576	$532
Depreciation and amortization expense for property and equipment was $117 million for the year ended December 31, 2023, $105 million for the year ended December 31, 2022, and $108 million for the year ended December 31, 2021. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income.

We recorded pre-tax, non-cash property and equipment asset impairment charges on capitalized software that was retired and accelerated depreciation expense on certain assets as a result of a decrease in their useful life of $12 million in 2023, $8 million in 2022 and $4 million in 2021. These charges are included in restructuring charges in the Consolidated Statements of Income. See Note 20, “Restructuring Charges,” for further discussion. There were no other material impairments of property and equipment recorded in 2023, 2022 and 2021.
As of December 31, 2023 and 2022, we did not own any real estate properties.
8. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the year ended December 31, 2023 are reflected in the following table:

	Balance at December 31, 2022	Additions	Revenue Recognized	Adjustments	Balance at December 31, 2023
	(in millions)
Capital Access Platforms:
Initial Listings	$116	$19	$(39)	$1	$97
Annual Listings	2	2	(1)	—	3
Workflow & Insights	172	177	(169)	—	180
Financial Technology:
Financial Crime Management Technology	103	122	(102)	—	123
Regulatory Technology	5	81	(19)	1	68
Capital Markets Technology	29	211	(59)	2	183
Other	21	9	(9)	—	21
Total	$448	$621	$(398)	$4	$675
In the above table:
•Additions reflect deferred revenue billed in the current period, net of recognition. Regulatory Technology and Capital Markets Technology additions include deferred revenue acquired as part of the acquisition of Adenza.
•Revenue recognized includes revenue recognized during the current period that was included in the beginning balance.
•Adjustments reflect foreign currency translation adjustments.
•Other primarily includes deferred revenue from our non-U.S. listing of additional shares fees and our Index business. These fees are included in our Capital Access Platforms segment.
As of December 31, 2023, we estimate that our deferred revenue will be recognized in the following years:

Fiscal year ended:	2024	2025	2026	2027	2028	2029+	Total
	(in millions)
Capital Access Platforms:
Initial Listings	$37	$26	$20	$10	$3	$1	$97
Annual Listings	3	—	—	—	—	—	3
Workflow & Insights	178	2	—	—	—	—	180
Financial Technology:
Financial Crime Management Technology	120	2	1	—	—	—	123
Regulatory Technology	68	—	—	—	—	—	68
Capital Markets Technology	176	3	2	2	—	—	183
Other	12	5	3	1	—	—	21
Total	$594	$38	$26	$13	$3	$1	$675
Deferred revenue that will be recognized in 2025 and beyond is included in other non-current liabilities in the Consolidated Balance Sheets. The timing of recognition of deferred revenue related to certain market technology contracts represents our best estimates as the recognition is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts.

9. DEBT OBLIGATIONS
The following table presents the carrying amounts of our debt outstanding, net of unamortized debt issuance costs:

	December 31, 2023	December 31, 2022
	(in millions)
Short-term debt:
Commercial paper	$291	$664
Long-term debt - senior unsecured notes:
2025 Notes, $500 million, 5.650% notes due June 28, 2025	497	—
2026 Notes, $500 million, 3.850% notes due June 30, 2026	499	498
2028 Notes, $1 billion, 5.350% notes due June 28, 2028	991	—
2029 Notes, €600 million, 1.75% notes due March 28, 2029	658	637
2030 Notes, €600 million, 0.875% notes due February 13, 2030	658	637
2031 Notes, $650 million, 1.650% notes due January 15, 2031	645	644
2032 Notes, €750 million, 4.500% notes due February 15, 2032	819	—
2033 Notes, €615 million, 0.900% notes due July 30, 2033	674	653
2034 Notes $1.25 billion, 5.550% notes due February 15, 2034	1,239	—
2040 Notes, $650 million, 2.500% notes due December 21, 2040	644	644
2050 Notes, $500 million, 3.250% notes due April 28, 2050	487	486
2052 Notes, $550 million, 3.950% notes due March 7, 2052	541	541
2053 Notes, $750 million, 5.950% notes due August 15, 2053	738	—
2063 Notes, $750 million, 6.100% notes due June 28, 2063	738	—
2023 Term Loan	339	—
2022 Revolving Credit Facility	(4)	(5)
Total long-term debt	$10,163	$4,735
Total debt obligations	$10,454	$5,399
Commercial Paper Program
Our U.S. dollar commercial paper program is supported by our 2022 Revolving Credit Facility, which provides liquidity support for the repayment of commercial paper issued through this program. See “2022 Revolving Credit Facility” below for further discussion. The effective interest rate of commercial paper issuances fluctuates as short-term interest rates and demand fluctuate. The fluctuation of these rates may impact our interest expense. As of December 31, 2023, we had $291 million outstanding under the commercial paper program.

Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other outstanding senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of December 31, 2023, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt issuance costs, which are being accreted through interest expense over the life of the applicable notes. The accretion of these costs was $10 million for the year ended December 31, 2023. Our Euro denominated notes are adjusted for the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes may be redeemed by Nasdaq at any time, subject to a make-whole amount.
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
Net Investment Hedge
Our Euro denominated notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these notes is recorded in accumulated other comprehensive loss within Nasdaq’s stockholders’ equity in the Consolidated Balance Sheets. For the year ended December 31, 2023, the impact of translation decreased the U.S. dollar value of our Euro denominated notes by $70 million.

Financing of the Adenza Acquisition
Senior Unsecured Notes
In June 2023, Nasdaq issued six series of notes for total proceeds of $5,016 million, net of debt issuance costs of $38 million, with various maturity dates ranging from 2025 to 2063. During the second half of 2023, we incurred an additional $6 million in debt issuance costs, for total net proceeds from the issuance of the six series of notes of $5,010 million as of December 31, 2023. The net proceeds from these notes were used to finance the majority of the cash consideration due in connection with the Adenza acquisition. For further discussion of the Adenza acquisition, see “2023 Acquisition,” of Note 4, “Acquisitions.”
2023 Term Loan
In June 2023, in connection with the financing of the Adenza acquisition, we entered into a term loan credit agreement, or the 2023 Term Loan. The 2023 Term Loan provided us with the ability to borrow up to $600 million to finance a portion of the cash consideration for the Adenza acquisition, for repayment of certain debt of Adenza and its subsidiaries, and to pay fees, costs and expenses related to the transaction. Under the 2023 Term Loan, borrowings bear interest on the principal amount outstanding at a variable interest rate based on the SOFR plus an applicable margin that varies with Nasdaq’s credit rating. On November 1, 2023, we borrowed $599 million, net of fees, under this term loan towards payment of the cash consideration due in connection with the Adenza acquisition. We made a partial repayment during the fourth quarter of $260 million. As of December 31, 2023, we had $339 million outstanding under this term loan.
Credit Facilities
2022 Revolving Credit Facility
In December 2022, Nasdaq amended and restated its previously issued $1.25 billion five-year revolving credit facility, with a new maturity date of December 16, 2027. Nasdaq intends to use funds available under the 2022 Revolving Credit Facility for general corporate purposes and to provide liquidity support for the repayment of commercial paper issued through the commercial paper program. Nasdaq is permitted to repay borrowings under our 2022 Revolving Credit Facility at any time in whole or in part, without penalty.
As of December 31, 2023, no amounts were outstanding on the 2022 Revolving Credit Facility. The $(4) million balance represents unamortized debt issuance costs which are being accreted through interest expense over the life of the credit facility.
Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR (or a successor rate to SOFR), the base rate (as defined in the 2022 Revolving Credit Facility agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.100% to 0.250%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the years ended December 31, 2023 and 2022.
The 2022 Revolving Credit Facility contains financial and operating covenants. Financial covenants include a maximum leverage ratio. Operating covenants include, among other things, limitations on Nasdaq’s ability to incur additional indebtedness, grant liens on assets, dispose of assets and make certain restricted payments. The facility also contains customary affirmative covenants, including access to financial statements, notice of defaults and certain other material events, maintenance of properties and insurance, and customary events of default, including cross-defaults to our material indebtedness.
The 2022 Revolving Credit Facility includes an option for Nasdaq to increase the available aggregate amount by up to $750 million, subject to the consent of the lenders funding the increase and certain other conditions.
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These credit facilities, in aggregate, totaled $191 million as of December 31, 2023 and $184 million as of December 31, 2022 in available liquidity, none of which was utilized. Generally, these facilities each have a one-year term. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the years ended December 31, 2023 and 2022.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of December 31, 2023, we were in compliance with the covenants of all of our debt obligations.

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

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Savings Plan expense	$19	$17	$14
Pension and Supplemental Executive Retirement Plans
We maintain non-contributory, a defined-benefit pension plan, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Our pension plan and SERPs are frozen. Future service and salary for all participants do not count toward an accrual of benefits under the pension plan and SERPs. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred. In June 2023, we terminated our U.S. pension plan and are taking steps to wind down the plan and transfer the resulting liability to an insurance company which started in 2023 and will be completed in 2024. These steps include settling all future obligations under our U.S. pension plan through a combination of lump sum payments to eligible, electing participants (completed in 2023) and the transfer of any remaining benefits to a third-party insurance company through a group annuity contract. In connection with the plan termination and partial settlement, a loss of $9 million was recorded to compensation and benefits expense in the Consolidated Statement of Income. We expect to incur an additional settlement loss upon the finalization of the group annuity purchase during the first half of 2024. The total expense for these plans is included in compensation and benefits expense in the Consolidated Statements of Income:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Retirement Plans expense	$34	$24	$26
Nasdaq recognizes the funded status of our U.S. defined-benefit pension plan, measured as the difference between the fair value of the plan assets and the benefit obligation, in the Consolidated Balance Sheets.
As of December 31, 2023, the fair value of our U.S. defined-benefit pension plan’s assets was $57 million and the benefit obligation was $57 million. As a result, the U.S. defined-benefit pension plan is fully funded as of December 31, 2023.
As of December 31, 2022, the fair value of our U.S. defined-benefit pension plan’s assets was $79 million and the benefit obligation was $81 million. As a result, the U.S. defined-benefit pension plan was underfunded by $2 million as of December 31, 2022.
During 2023 and 2022, we did not make any contributions to our U.S. defined-benefit pension plan. For our SERP and other post-retirement benefit plans, the net underfunded liability was $27 million as of December 31, 2023 and $28 million as of December 31, 2022. The underfunded liability for the above plans is included in accrued personnel costs and other non-current liabilities in the Consolidated Balance Sheets. The U.S. pension plan’s assets are invested per target allocations adopted by Nasdaq’s Pension and 401(k) Committee and are primarily invested in liability driven portfolios that have underlying investments in fixed income securities. More specifically, the plan has investments in long duration cash bonds, as well co-mingled investment options referred to as a separate account under a life insurance company group annuity contract. The life insurance company owns the underlying financial instruments held within the separate accounts and plan sponsors gain access to them through the purchase of a group annuity contract. These group annuity contracts are valued on a daily basis and offer daily liquidity, and use a unit value system of recordkeeping to track a plan sponsor’s interest in the separate account investment.
Accumulated Other Comprehensive Loss
As of December 31, 2023, accumulated other comprehensive
loss for the U.S. pension plan was $15 million reflecting an unrecognized net loss of $17 million, partially offset by an income tax benefit of $2 million.
Estimated Future Benefit Payments
We expect to make future benefit payments to participants in SERPs of approximately $20 million over the next ten years.
Nonqualified Deferred Compensation Plan
In June 2022, we established the Nasdaq, Inc. Nonqualified Deferred Compensation Plan. This plan provides certain eligible employees with the opportunity to defer a portion of their annual salary and bonus up to certain approval limits. All deferrals and associated earnings are our general unsecured obligations and were immaterial for the year ended December 31, 2023 and 2022.
11. SHARE-BASED COMPENSATION
We have a share-based compensation program for employees and non-employee directors. Share-based awards granted under this program include restricted stock (consisting of restricted stock units), PSUs and stock options. For accounting purposes, we consider PSUs to be a form of restricted stock. Generally, annual employee awards are granted on or about April 1st of each year.

Summary of Share-Based Compensation Expense
The following table presents the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the years ended December 31, 2023, 2022 and 2021, which is included in compensation and benefits expense in the Consolidated Statements of Income:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Share-based compensation expense before income taxes	$122	$106	$90
Common Shares Available Under Our Equity Plan
As of December 31, 2023, we had approximately 24.6 million shares of common stock authorized for future issuance under our Equity Plan.
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
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the year ended December 31, 2023, 2022, and 2021:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	4,917,153	$28.07
Granted	1,523,235	50.52
Vested	(1,624,809)	27.78
Forfeited	(416,559)	34.04
Unvested at December 31, 2021	4,399,020	$35.39
Granted	1,785,138	57.65
Vested	(1,525,442)	31.22
Forfeited	(278,203)	42.07
Unvested at December 31, 2022	4,380,513	$45.48
Granted	1,850,790	52.66
Vested	(1,703,252)	38.21
Forfeited	(318,752)	51.15
Unvested at December 31, 2023	4,209,299	$51.15
As of December 31, 2023, $119 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.7 years.
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
Three-Year PSU Program
Under the three-year performance-based program, each eligible individual receives PSUs, subject to the satisfaction of applicable market performance conditions, with a three-year cumulative performance period that vest at the end of the performance period and which settle in shares of our common stock. Compensation cost is recognized over the three-year performance period, taking into account an estimated forfeiture rate, regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50.0%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the S&P 500. For the PSU awards that will be granted in 2024, we will replace the exchange company peer group with the S&P 500 GICS 4020 Index, which is a blend of exchanges, as well as data, financial technology and banking companies to align more closely with Nasdaq’s diverse business and competitors. The PSU award granted to our Chief Financial Officer in December 2023, in connection with the commencement of her employment, also included this new peer group. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The award issuance under this program will be between 0.0% and 200.0% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the award issuance will not exceed 100.0% of the number of PSUs granted. We estimate the fair value of PSUs granted under the three-year PSU program using the Monte Carlo simulation model, as these awards contain a market condition.
Grants of PSUs that were issued in 2021 with a three-year performance period exceeded the applicable performance parameters. As a result, an additional 387,011 units above the original target were granted in the first quarter of 2024 and were fully vested upon issuance.
The following weighted-average assumptions were used to determine the weighted-average fair values of the outstanding PSU awards granted under the three-year PSU program during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Weighted-average risk-free interest rate	3.87%	2.61%
Expected volatility	23.94%	30.04%
Weighted-average grant date share price	$54.68	$60.55
Weighted-average fair value at grant date	$55.36	$63.68
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
Summary of PSU Activity
The following table summarizes our PSU activity for the years ended December 31, 2023, 2022, and 2021:

	PSUs
	One-Year Program		Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2020	508,644	$27.78	2,429,967	$36.04
Granted	—	—	1,081,707	58.66
Vested	(299,292)	27.66	(1,178,181)	38.95
Forfeited	(60,150)	27.76	(41,121)	47.43
Unvested at December 31, 2021	149,202	$28.01	2,292,372	$45.01
Granted	—	—	1,495,092	45.66
Vested	(142,459)	28.02	(1,735,842)	32.57
Forfeited	(6,743)	27.85	(85,080)	52.27
Unvested at December 31, 2022	—	$—	1,966,542	$56.44
Granted	—	—	1,693,065	47.14
Vested	—	—	(1,552,311)	37.59
Forfeited	—	—	(98,974)	57.51
Unvested at December 31, 2023	—	$—	2,008,322	$62.86

In the table above, the granted amount also includes additional awards granted based on overachievement of performance parameters.
As of December 31, 2023, the total unrecognized compensation cost related to the PSU program is $52 million and is expected to be recognized over a weighted-average period of 1.5 years.
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
The fair value of stock options are estimated using the Black-Scholes option-pricing model. These options expire 10 years after the date of grant. There were no stock option awards granted for the years ended December 31, 2023 and 2021.
A summary of our outstanding and exercisable stock options at December 31, 2023, 2022 and 2021 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at December 31, 2020	880,059	$21.07
Exercised	(73,227)	8.43
Forfeited	(381)	8.43
Outstanding at December 31, 2021	806,451	$22.23	5.0	$39
Granted	613,872	67.49
Outstanding at December 31, 2022	1,420,323	$41.79	6.2	$32
Outstanding at December 31, 2023	1,420,323	$41.79	5.2	$29
Exercisable at December 31, 2023	806,451	$22.23	3.0	$29
There were no stock options exercised in 2023 and 2022. The net cash proceeds from the exercise of 73,227 stock options for the year ended December 31, 2021 was $1 million. The total pre-tax intrinsic value of stock options exercised was $3 million for the year ended December 31, 2021.
As of December 31, 2023, the aggregate pre-tax intrinsic value of the outstanding and exercisable stock options in the above table was $29 million and represents the difference between our closing stock price on December 31, 2023 of $58.14 and the exercise price, times the number of shares that would have been received by the option holder had the option holder exercised the stock options on that date. This amount can change based on the fair market value of our common stock. As of December 31, 2023 and 2022, 0.8 million outstanding stock options were exercisable and the weighted-average exercise price was $22.23.
ESPP
We have an ESPP under which approximately 11.4 million shares of our common stock were available for future issuance as of December 31, 2023. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees.

	Year Ended December 31,
	2023	2022	2021
Number of shares purchased by employees	687,688	591,820	605,274
Weighted-average price of shares purchased	$42.33	$43.54	$41.41
Compensation expense (in millions)	$7	$8	$7
12. NASDAQ STOCKHOLDERS’ EQUITY
Common Stock
As of December 31, 2023, 900,000,000 shares of our common stock were authorized, 598,014,520 shares were issued and 575,159,336 shares were outstanding. As of December 31, 2022, 900,000,000 shares of our common stock were authorized, 513,157,630 shares were issued and 491,592,491 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.

Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 22,855,184 shares of common stock in treasury as of December 31, 2023 and 21,565,139 shares as of December 31, 2022, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
In September 2023, our board of directors authorized an increase to our share repurchase program, bringing the aggregate authorized amount to $2.0 billion. As of December 31, 2023, the remaining aggregate authorized amount under the existing share repurchase program was $1.9 billion.
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
The following is a summary of our share repurchase activity, reported based on settlement date, for the year ended December 31, 2023:

Year Ended December 31, 2023
Number of shares of common stock repurchased	4,694,774
Average price paid per share	$57.36
Total purchase price (in millions)	$269
In the table above, the number of shares of common stock repurchased excludes an aggregate of 1,290,045 shares withheld to satisfy tax obligations of the grantee upon the vesting of restricted stock and PSUs for the year ended December 31, 2023.
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of December 31, 2023 and December 31, 2022, no shares of preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During 2023, our board of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 24, 2023	$0.20	March 17, 2023	$97	March 31, 2023
April 18, 2023	0.22	June 16, 2023	109	June 30, 2023
July 18, 2023	0.22	September 15, 2023	108	September 29, 2023
October 17, 2023	0.22	December 8, 2023	127	December 22, 2023
			$441
The total amount paid of $441 million was recorded in retained earnings within Nasdaq’s stockholders’ equity in the Consolidated Balance Sheets at December 31, 2023.
In January 2024, the board of directors approved a regular quarterly cash dividend of $0.22 per share on our outstanding common stock. The dividend is payable on March 28, 2024 to shareholders of record at the close of business on March 14, 2024. The estimated aggregate payment of this dividend is $127 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the intention to provide shareholders with regular and increasing dividends as earnings and cash flows increase.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2023	2022	2021
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$1,059	$1,125	$1,187
Denominator:
Weighted-average common shares outstanding for basic earnings per share	504,909,392	492,420,787	497,698,377
Weighted-average effect of dilutive securities - Employee equity awards	3,483,590	5,436,778	7,389,189
Weighted-average common shares outstanding for diluted earnings per share	508,392,982	497,857,565	505,087,566
Basic and diluted earnings per share:
Basic earnings per share	$2.10	$2.28	$2.38
Diluted earnings per share	$2.08	$2.26	$2.35
In the table above, employee equity awards from our PSU program, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the years ended December 31, 2023, 2022 and 2021.
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022.

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$170	$170	$—	$—
State-owned enterprises and municipal securities	11	—	11	—
Swedish mortgage bonds	6	—	6	—
Total assets at fair value	$187	$170	$17	$—

	December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$147	$147	$—	$—
State-owned enterprises and municipal securities	7	—	7	—
Swedish mortgage bonds	20	—	20	—
Corporate debt securities	7	—	7	—
Total assets at fair value	$181	$147	$34	$—
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

We also consider our debt obligations to be financial instruments. As of December 31, 2023, the majority of our debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2022 Revolving Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. We are also exposed to changes in interest rates on amounts outstanding from the sale of commercial paper under our commercial paper program and under the 2023 Term Loan where the interest rates are based on either the SOFR or the base rate (or other applicable rate with respect to non-dollar borrowings), plus an applicable margin that varies with Nasdaq’s credit rating. The fair value of our remaining debt obligations utilizing discounted cash flow analyses for our floating rate debt, and prevailing market rates for our fixed rate debt was $10.0 billion as of December 31, 2023 and $4.4 billion as of December 31, 2022. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 9, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of December 31, 2023 and December 31, 2022, there were no non-financial assets measured at fair value on a non-recurring basis.
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
Default Fund Contributions and Margin Deposits
As of December 31, 2023, clearing member default fund contributions and margin deposits were as follows:

	December 31, 2023
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$900	$222	$1,122
Margin deposits	6,375	5,750	12,125
Total	$7,275	$5,972	$13,247
Of the total default fund contributions of $1,122 million, Nasdaq Clearing can utilize $858 million as capital resources in the event of a counterparty default. The remaining balance of $264 million pertains to member posted surplus balances.
Our clearinghouse holds material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits.

Clearing member cash contributions are maintained in demand deposits held at central banks and large, highly rated financial institutions or secured through direct investments, primarily central bank certificates and highly rated European government debt securities with original maturities primarily one year or less, reverse repurchase agreements and multilateral development bank debt securities. Investments in reverse repurchase agreements range in maturity from 3 to 5 days and are secured with highly rated government securities and multilateral development banks. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements.
Nasdaq Clearing has invested the total cash contributions of $7,275 million as of December 31, 2023 and $7,021 million as of December 31, 2022, in accordance with its investment policy as follows:

	December 31, 2023	December 31, 2022
	(in millions)
Demand deposits	$5,344	$4,775
Central bank certificates	1,301	1,695
Restricted cash and cash equivalents	$6,645	$6,470
European government debt securities	306	222
Reverse repurchase agreements	209	192
Multilateral development bank debt securities	115	137
Investments	$630	$551
Total	$7,275	$7,021
In the table above, the change from December 31, 2022 to December 31, 2023 includes currency translation adjustments of $229 million for restricted cash and cash equivalents and $5 million for investments.
For the years ended December 31, 2023, 2022 and 2021 investments related to default funds and margin deposits, net includes purchases of investment securities of $53,657 million and $47,525 million, and $41,098 million respectively, and proceeds from sales and redemptions of investment securities of $53,583 million, $47,736 million and $40,966 million respectively.
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

In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of December 31, 2023, Nasdaq Clearing committed capital totaling $123 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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
Regulatory Capital and Risk Management Calculations
Nasdaq Clearing manages risk through a comprehensive counterparty risk management framework, which comprises policies, procedures, standards and financial resources. The level of regulatory capital is determined in accordance with Nasdaq Clearing’s regulatory capital and default fund policy, as approved by the SFSA. Regulatory capital calculations are continuously updated through a proprietary capital-at-risk calculation model that establishes the appropriate level of capital.
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of December 31, 2023.
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
•junior capital contributed by Nasdaq Clearing, which totaled $41 million as of December 31, 2023;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;

•specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis; and
•fully segregated senior capital for each specific market contributed by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $17 million as of December 31, 2023.
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
In addition to the capital held to withstand counterparty defaults described above, Nasdaq Clearing also has committed capital of $65 million to ensure that it can handle an orderly wind-down of its operation, and that it is adequately protected against investment, operational, legal, and business risks.
Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative contracts outstanding prior to netting:

December 31, 2023
(in millions)
Commodity and seafood options, futures and forwards	$139
Fixed-income options and futures	1,027
Stock options and futures	140
Index options and futures	32
Total	$1,338
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
Derivative Contracts Cleared
The following table presents the total number of derivative contracts cleared through Nasdaq Clearing for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Commodity and seafood options, futures and forwards	233,194	288,142
Fixed-income options and futures	19,175,402	21,992,124
Stock options and futures	20,728,290	18,619,950
Index options and futures	40,009,367	45,616,647
Total	80,146,253	86,516,863
In the table above, the total volume in cleared power related to commodity contracts was 422 Terawatt hours (TWh) and 413 TWh for the years ended December 31, 2023 and 2022, respectively.
Resale and Repurchase Agreements Contracts Outstanding and Cleared
The outstanding contract value of resale and repurchase agreements was $580 million and $120 million as of December 31, 2023 and 2022, respectively. The total number of resale and repurchase agreements contracts cleared was 4,669,740 and 6,287,717 for the years ended December 31, 2023 and 2022, respectively.
16. LEASES
We have operating leases which are primarily real estate leases predominantly for our U.S. and European headquarters, data centers and for general office space. The following table provides supplemental balance sheet information related to Nasdaq’s operating leases:

Leases	Balance Sheet Classification	December 31, 2023	December 31, 2022
		(in millions)
Assets:
Operating lease assets	Operating lease assets	$402	$444

Liabilities:
Current lease liabilities	Other current liabilities	$62	$54
Non-current lease liabilities	Operating lease liabilities	417	452
Total lease liabilities		$479	$506

The following table summarizes Nasdaq’s lease cost:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Operating lease cost	$88	$75	$85
Variable lease cost	44	32	28
Sublease income	(3)	(3)	(4)
Total lease cost	$129	$104	$109
In the table above, operating lease costs include short-term lease cost, which was immaterial.
In the first quarter of 2023, we initiated a review of our real estate and facility capacity requirements due to our new and evolving work models. As a result of this ongoing review, for the year ended December 31, 2023, we recorded impairment charges of $23 million, of which $13 million related to operating lease asset impairment and is included in operating lease cost in the table above, $5 million related to exit costs and is included in variable lease cost in the table above and $5 million related to impairment of leasehold improvements, which are recorded in depreciation and amortization expense in the Consolidated Statements of Income. We fully impaired our lease assets for locations that we vacated with no intention to sublease. Substantially all of the property, equipment and leasehold improvements associated with the vacated leased office space were fully impaired as there are no expected future cash flows for these items.
The following table reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded in our Consolidated Balance Sheets.

December 31, 2023
(in millions)
2024	$80
2025	68
2026	55
2027	52
2028	50
2029+	270
Total lease payments	575
Less: interest	(96)
Present value of lease liabilities	$479
In the table above, interest is calculated using the interest rate for each lease. Present value of lease liabilities includes the current portion of $62 million.
Total lease payments in the table above exclude $41 million of legally binding minimum lease payments for leases signed but not yet commenced.
The following table provides information related to Nasdaq’s lease term and discount rate:

December 31, 2023
Weighted-average remaining lease term (in years)	9.6

Weighted-average discount rate	3.8%
The following table provides supplemental cash flow information related to Nasdaq’s operating leases:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$78	$66	$77

Lease assets obtained in exchange for operating lease liabilities	$26	$137	$45
17. INCOME TAXES
Income Before Income Tax Provision
The following table presents the domestic and foreign components of income before income tax provision:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Domestic	$1,073	$1,216	$1,299
Foreign	328	259	235
Income before income tax provision	$1,401	$1,475	$1,534
Income Tax Provision
The income tax provision consists of the following amounts:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Current income taxes provision:
Federal	$145	$170	$144
State	52	67	45
Foreign	79	77	64
Total current income taxes provision	276	314	253
Deferred income taxes provision (benefit):
Federal	51	36	82
State	8	6	22
Foreign	9	(4)	(10)
Total deferred income taxes provision	68	38	94
Total income tax provision	$344	$352	$347

We have determined that undistributed earnings of certain non-U.S. subsidiaries are not considered indefinitely reinvested and would not give rise to a material tax liability when remitted. Nasdaq continues to indefinitely reinvest all other outside basis differences to the extent reversal would incur a significant tax liability. A determination of an unrecognized deferred tax liability related to such outside basis differences is not practicable.
A reconciliation of the income tax provision, based on the U.S. federal statutory rate, to our actual income tax provision for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal income tax provision at the statutory rate	21.0%	21.0%	21.0%
State income tax provision, net of federal effect	3.2%	3.8%	3.9%
Deduction for foreign derived intangible income	(1.6)%	(1.0)%	(1.2)%
Excess tax benefits related to employee share-based compensation	(0.7)%	(0.9)%	(1.4)%
Non-U.S. subsidiary earnings	2.5%	1.2%	1.2%
Tax credits and deductions	(0.2)%	(0.3)%	(0.3)%
Change in unrecognized tax benefits	1.0%	1.1%	0.6%
Other, net	(0.6)%	(1.0)%	(1.2)%
Actual income tax provision	24.6%	23.9%	22.6%
The increase in our effective tax rate in 2023 compared to 2022 was primarily due to increased US tax on overseas earnings. The increase in our effective tax rate in 2022 compared to 2021 was primarily due to an increase in state unrecognized tax benefits.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Deferred Income Taxes
The temporary differences, which give rise to our deferred tax assets and (liabilities), consisted of the following:

	December 31,
	2023	2022
	(in millions)
Deferred tax assets:
Deferred revenues	$19	$18
U.S. federal net operating loss	—	5
Foreign net operating loss	12	12
State net operating loss	3	3
Compensation and benefits	45	42
Deferred interest expense	55	—
Tax credits	26	3
Federal benefit of uncertain tax positions	12	9
Operating lease liabilities	118	118
Other	29	33
Gross deferred tax assets	319	243
Less: valuation allowance	(4)	(4)
Total deferred tax assets, net of valuation allowance	$315	$239

Deferred tax liabilities:
Amortization of software development costs and depreciation	$(21)	$(65)
Amortization of acquired intangible assets and goodwill	(1,736)	(375)
Investments	(74)	(105)
Unrealized gains	(11)	(29)
Operating lease assets	(99)	(103)
Other	(9)	(15)
Gross deferred tax liabilities	$(1,950)	$(692)
Net deferred tax liabilities	$(1,635)	$(453)
Reported as:
Non-current deferred tax assets	$7	$3
Deferred tax liabilities, net	(1,642)	(456)
Net deferred tax liabilities	$(1,635)	$(453)
In the table above, non-current deferred tax assets are included in other non-current assets in the Consolidated Balance Sheets.
We recognized a valuation allowance of $4 million as of December 31, 2023 and 2022 due to recurring operating losses in a foreign jurisdiction. Based on all available positive and negative evidence, we believe the sources of future taxable income are sufficient to realize the remainder of Nasdaq’s deferred tax asset inventory.

Nasdaq has deferred tax assets associated with net operating losses, or NOLs, in U.S. state and local and non-U.S. jurisdictions with the following expiration dates:

Jurisdiction	December 31, 2023	Expiration Date
	(in millions)
Foreign NOL	$12	2039-2043
U.S. state and local NOL	3	2025-2042
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Beginning balance	$70	$57	$42
Additions as a result of tax positions taken in prior periods	2	13	16
Additions as a result of tax positions taken in the current period	25	9	11
Reductions related to settlements with taxing authorities	(14)	(7)	(6)
Reductions as a result of lapses of the applicable statute of limitations	(3)	(2)	(6)
Ending balance	$80	$70	$57
We had $80 million of unrecognized tax benefits as of December 31, 2023, $70 million as of December 31, 2022, and $57 million as of December 31, 2021 which, if recognized in the future, would affect our effective tax rate. Nasdaq does not believe that our unrecognized tax benefits will materially change over the next 12 months.
We recognize interest and/or penalties related to income tax matters in the provision for income taxes in our Consolidated Statements of Income, which was $3 million tax expense for the year ended December 31, 2023 and less than $1 million for the year ended December 31, 2022 and $2 million tax benefit for the year ended for December 31, 2021. Accrued interest and penalties, net of tax effect were $6 million as of December 31, 2023 and $5 million as of December 31, 2022.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. We are subject to examination by federal, state and local, and foreign tax authorities. Our Federal income tax return is under audit for tax year 2018 and is subject to examination by the Internal Revenue Service for the years 2020 through 2022. Several state tax returns are currently under examination by the respective tax authorities for the years 2014 through 2022. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2018 through 2023. We regularly assess the likelihood of additional assessments by each jurisdiction and have established tax reserves that we believe are adequate in relation to the potential for additional assessments. Examination outcomes and the timing of examination settlements are subject to uncertainty. Although the results of such examinations may have an impact on our unrecognized tax benefits, we do not anticipate that such impact will be material to our consolidated financial position or results of operations. We do not expect to settle any material tax audits in the next twelve months.
18. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 15, “Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $4 million as of December 31, 2023 and 2022. As discussed in “Other Credit Facilities,” of Note 9, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $191 million as of December 31, 2023 and $184 million as of December 31, 2022 in available liquidity, none of which was utilized.
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
As previously disclosed, OFAC conducted an inquiry into the Armenian Stock Exchange matter described above and in our prior filings since 2016. During the first quarter of 2021, we were advised that OFAC was considering a civil monetary penalty in connection with that matter. In November 2023, we reached a settlement with, and made a payment to, OFAC, which was materially in line with the immaterial loss contingency we had accrued in 2022.
CFTC Matter
In June 2022, NASDAQ Futures, Inc. (“NFX”), a non-operational, wholly-owned subsidiary of Nasdaq, received a telephonic “Wells Notice” from the staff of the CFTC relating to certain alleged potential violations by NFX of provisions of the Commodity Exchange Act and CFTC rules thereunder during the period beginning July 2015 through October 2018. The alleged potential violations concern the accuracy of NFX’s description of one of its market maker incentive programs. The Wells Notice informed NFX that the CFTC staff has made, subject to consideration of NFX’s response, a preliminary determination to recommend that the CFTC authorize an enforcement action against NFX in connection with its former futures exchange business. Nasdaq sold NFX’s futures exchange business to a third-party in November 2019, including the portfolio of open interest in NFX contracts. During 2020, all remaining open interest in NFX contracts was migrated to other exchanges and NFX ceased operation. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. NFX has submitted a response to the Wells Notice that contests all aspects of the CFTC staff’s position. The CFTC staff subsequently informed us that it plans to formally recommend that the CFTC authorize a civil enforcement action. We cannot predict if or when such an action will be brought, including the scope of the claims or the remedy sought, but such action could commence at any time, and the scope of claims or remedies sought could be material. We believe that NFX would have defenses to any claims if they are the same as those alleged by the CFTC staff during the Wells Notice process. We are unable to predict the ultimate outcome of this matter or the amount or type of remedies that the CFTC may seek or obtain, but any such remedies could have a material negative effect on our operating results and reputation.
SFSA Inquiry
In September 2023, Nasdaq Stockholm AB, a wholly-owned subsidiary of Nasdaq and the operator of the Nasdaq Stockholm exchange, received a written notification from the SFSA regarding a review initiated with regard to the obligation of Nasdaq Stockholm AB to report suspected market abuse. The review was initiated in connection with an investigation of alleged insider trading in the shares of four companies listed on the Nasdaq Stockholm exchange. The SFSA’s preliminary assessment is that Nasdaq Stockholm AB, by not reporting certain suspicious transactions in the four listed companies, breached its obligation under certain provisions of the Market Abuse Regulation and the Swedish Securities Market Act. In January 2024, the SFSA notified Nasdaq Stockholm AB that the review will continue, and in February the SFSA sent a request for submission to Nasdaq for our review and response. Nasdaq Stockholm AB is cooperating fully and is engaged in ongoing communications with the SFSA.
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
Related to the legal and regulatory matters described above we have recorded immaterial legal accruals during the year ended 2023.

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
19. BUSINESS SEGMENTS
Prior to November 1, 2023, we managed, operated and provided our products and services in three business segments: Market Platforms, Capital Access Platforms and Anti-Financial Crime. After the closing of the Adenza acquisition, we realigned our reportable segments to Capital Access Platforms, Financial Technology and Market Services. See Note 1, “Organization and Nature of Operations,” for further discussion of our reportable segments.
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
The following table presents certain information regarding our business segments for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Capital Access Platforms
Total revenues	$1,770	$1,682	$1,566
Depreciation and amortization*	39	36	34
Operating income	971	914	842
Purchase of property and equipment	53	50	50
Financial Technology
Total revenues	1,099	864	772
Depreciation and amortization*	36	35	36
Operating income	494	299	259
Purchase of property and equipment	50	49	55
Market Services
Total revenues	3,156	3,632	3,471
Transaction-based expenses	(2,169)	(2,644)	(2,466)
Revenues less transaction-based expenses	987	988	1,005
Depreciation and amortization*	34	32	34
Operating income	582	627	664
Purchase of property and equipment	55	53	58
Corporate Items
Total revenues	39	48	77
Depreciation and amortization	214	155	174
Operating loss	(469)	(276)	(324)

Consolidated
Total revenues	$6,064	$6,226	$5,886
Transaction-based expenses	(2,169)	(2,644)	(2,466)
Revenues less transaction-based expenses	$3,895	$3,582	$3,420
Depreciation and amortization	$323	$258	$278
Operating income	$1,578	$1,564	$1,441
Purchase of property and equipment	$158	$152	$163
* excludes amortization of acquired intangible assets

Below amounts are allocated to Corporate Items in our management reports as we believe they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance. Management does not consider these items for the purpose of evaluating the performance of our segments or their managers or when making decisions to allocate resources. Therefore, we believe performance measures excluding the below items provide management with a useful representation of our segments’ ongoing activity in each period. These items, which are presented in the table below, include the following:
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. For the year ended December 31, 2023, these costs primarily relate to the Adenza acquisition.
•Restructuring charges: In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. In 2019, we initiated the transition of certain technology platforms to advance our strategic opportunities as a technology and analytics provider and continue the realignment of certain business areas. See Note 20, “Restructuring Charges,” for further discussion of this plan.
•Revenues and expenses - divested businesses: For the years ended December 31, 2023, 2022 and 2021, these amounts include revenues and expenses related to our European power trading and clearing business, following our announcement in June 2023 to sell this business, subject to regulatory approval. Historically, these amounts were included in our Market Services and Capital Access Platforms results. For 2022 and 2021, we have included in corporate items the revenues and expenses of our U.S. Fixed Income business, which was previously included in our Market Services and Capital Access Platforms results.
Also included are the revenues and expenses of our Nordic broker services business for which we completed the wind-down in June 2022. For 2021, we included in corporate items the revenues and expenses associated with the NPM business which we contributed to a standalone, independent company, of which we own the largest minority interest, together with a consortium of third-party financial institutions in July 2021. Prior to July, these revenues were previously included in our Capital Access Platforms results. For the years ended December 31, 2023, 2022 and 2021, other revenues also include a transitional services agreement associated with a divested business.
•Other items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. Other items primarily include:
◦Lease asset impairments: For 2023, this includes impairment charges related to our operating lease assets and leasehold improvements associated with vacating certain leased office space, which are recorded in occupancy and depreciation and amortization expense in our Consolidated Statements of Income.
◦Extinguishment of debt: For 2022 and 2021 this includes a loss on extinguishment of debt, which is recorded under general, administrative and other expense in our Consolidated Statements of Income.
◦Legal and regulatory matters: For 2023 and 2022, this includes accruals related to certain legal matters. For 2023, these charges were partially offset by insurance recoveries related to certain legal matters. The charges and related insurance recoveries are recorded in professional and contract services and general, administrative and other expense in the Consolidated Statements of Income. For 2022 and 2021, this also includes a charge related to an administrative fine imposed by the SFSA related to the clearing default that occurred in 2018. This charge was included in regulatory expense in the Consolidated Statements of Income.
◦Pension settlement charge: For 2023, we terminated our U.S. pension plan and recorded a partial settlement charge under compensation and benefits in the Consolidated Statements of Income. See Note 10, “Retirement Plans,” to the consolidated financial statements for further discussion.

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Revenues - divested businesses	$39	$48	$77
Expenses:
Amortization expense of acquired intangible assets	206	153	170
Merger and strategic initiatives expense	148	82	87
Restructuring charges	80	15	31
Lease asset impairments	25	—	—
Legal and regulatory matters	12	26	44
Extinguishment of debt	—	16	33
Pension Settlement	9	—	—
Expenses - divested businesses	21	27	38
Other	7	5	(2)
Total expenses	508	324	401
Operating loss	$(469)	$(276)	$(324)
For further discussion of our segments’ results, see “Segment Operating Results,” of “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Geographic Data
The following table presents total revenues and property and equipment, net by geographic area for 2023, 2022 and 2021. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

	Total Revenues	Property and Equipment, Net
2023:	(in millions)
United States	$4,870	$367
All other countries	1,194	209
Total	$6,064	$576
2022:
United States	$5,100	$344
All other countries	1,126	188
Total	$6,226	$532
2021:
United States	$4,822	$325
All other countries	1,064	184
Total	$5,886	$509
Property and equipment, net for all other countries primarily includes assets held in Sweden. No single customer accounted for 10.0% or more of our revenues in 2023, 2022 and 2021.
20. RESTRUCTURING CHARGES
In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. In connection with this program, we expect to incur approximately $80 million in pre-tax charges principally related to employee-related costs, contract terminations, real estate impairments and other related costs. We expect to achieve benefits primarily in the form of expense and revenue synergies. Costs related to the 2023 Adenza Restructuring program will be recorded as restructuring charges in the Consolidated Statements of Income.
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
In September 2019, we initiated the transition of certain technology platforms to advance the Company’s strategic opportunities as a technology and analytics provider and continue the realignment of certain business areas. In connection with these restructuring efforts, we retired certain elements of our market infrastructure and technology product offerings as we implemented Nasdaq Financial Framework and other technologies internally and externally. This represented a fundamental shift in our strategy and technology as well as executive realignment. In June 2021, we completed our 2019 restructuring plan and recognized total pre-tax charges of $118 million over a two-year period. Total pre-tax charges related primarily to non-cash items such as asset impairments and accelerated depreciation, and third-party consulting costs. Severance and employee-related charges were also incurred.

The following table presents a summary of the 2023 Adenza restructuring program, our 2022 divisional alignment program and our 2019 restructuring plan charges for the years ended December 31, 2023, 2022 and 2021 as well as total program costs incurred since the inception date of each program.

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Asset impairment charges
Divisional realignment	$12	$8	$—
2019 program	—	—	4
Consulting services
Adenza restructuring	3	—	—
Divisional realignment	34	3	—
2019 program	—	—	19
Employee-related costs			—
Adenza restructuring	6	—	—
Divisional realignment	13	3	—
2019 program	—	—	1
Other	—	—	—
Adenza restructuring	1	—	—
Divisional realignment	11	1	—
2019 program	—	—	7
Total restructuring charges	$80	$15	$31

Total Program Costs Incurred
Adenza restructuring	$10
Divisional realignment	$85
2019 program	$118