Form 10-Q
period 2024-03-31
NASDAQ, INC.
filed 2024-05-02
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2024
Common Stock, $0.01 par value per share	576,532,584	shares

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
ASC: Accounting Standards Codification
ASU: Accounting Standards Update
AUM: Assets Under Management
CCP: Central Counterparty
CFTC: U.S. Commodity Futures Trading Commission
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
PSU: Performance Share Unit
SaaS: Software as a Service
SEC: U.S. Securities and Exchange Commission

SERP: Supplemental Executive Retirement Plan
SPAC: Special Purpose Acquisition Company
SFSA: Swedish Financial Supervisory Authority
SOFR: Secured Overnight Financing Rate
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
This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities (including issuers that switched from other listings venues, closed-end funds and ETPs) is based on data generated internally by us; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges and Nasdaq First North also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in our Form 10-K for the fiscal year ended December 31, 2023 that was filed with the SEC on February 21, 2024.
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
Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are more fully described in the “Risk Factors” section in our Form 10-K filed with the SEC on February 21, 2024. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$388	$453
Restricted cash and cash equivalents	21	20
Default funds and margin deposits (including restricted cash and cash equivalents of $4,821 and $6,645, respectively)	5,595	7,275
Financial investments	173	188
Receivables, net	925	929
Other current assets	219	231
Total current assets	7,321	9,096
Property and equipment, net	575	576
Goodwill	13,974	14,112
Intangible assets, net	7,291	7,443
Operating lease assets	400	402
Other non-current assets	706	665
Total assets	$30,267	$32,294

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$266	$332
Section 31 fees payable to SEC	70	84
Accrued personnel costs	188	303
Deferred revenue	866	594
Other current liabilities	184	146
Default funds and margin deposits	5,595	7,275
Short-term debt	224	291
Total current liabilities	7,393	9,025
Long-term debt	9,765	10,163
Deferred tax liabilities, net	1,655	1,642
Operating lease liabilities	413	417
Other non-current liabilities	222	220
Total liabilities	19,448	21,467

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 599,052,284 at March 31, 2024 and 598,014,520 at December 31, 2023; shares outstanding: 575,758,581 at March 31, 2024 and 575,159,336 at December 31, 2023	6	6
Additional paid-in capital	5,526	5,496
Common stock in treasury, at cost: 23,293,703 shares at March 31, 2024 and 22,855,184 shares at December 31, 2023	(611)	(587)
Accumulated other comprehensive loss	(2,044)	(1,924)
Retained earnings	7,932	7,825
Total Nasdaq stockholders’ equity	10,809	10,816
Noncontrolling interests	10	11
Total equity	10,819	10,827
Total liabilities and equity	$30,267	$32,294
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Capital Access Platforms	$479	$415
Financial Technology	392	229
Market Services	794	879
Other revenues	9	10
Total revenues	1,674	1,533
Transaction-based expenses:
Transaction rebates	(481)	(487)
Brokerage, clearance and exchange fees	(76)	(132)
Revenues less transaction-based expenses	1,117	914
Operating expenses:
Compensation and benefits	340	256
Professional and contract services	34	32
Computer operations and data communications	67	54
Occupancy	28	39
General, administrative and other	28	14
Marketing and advertising	11	9
Depreciation and amortization	155	69
Regulatory	9	9
Merger and strategic initiatives	9	2
Restructuring charges	26	18
Total operating expenses	707	502
Operating income	410	412
Interest income	6	6
Interest expense	(108)	(36)
Other income	1	—
Net income from unconsolidated investees	3	14
Income before income taxes	312	396
Income tax provision	79	95
Net income	233	301
Net loss attributable to noncontrolling interests	1	1
Net income attributable to Nasdaq	$234	$302
Per share information:
Basic earnings per share	$0.41	$0.62
Diluted earnings per share	$0.40	$0.61
Cash dividends declared per common share	$0.22	$0.20

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Net income	$233	$301
Other comprehensive income (loss):
Foreign currency translation losses	(117)	(21)
Income tax benefit (expense)(1)	(15)	6
Foreign currency translation, net	(132)	(15)

Net unrealized loss from cash flow hedges	(2)	—

Employee benefit plan adjustment	19	—
Employee benefit plan income tax provision	(5)	—
Employee benefit plan, net	14	—

Total other comprehensive loss, net of tax	(120)	(15)
Comprehensive income	113	286
Comprehensive loss attributable to noncontrolling interests	1	1
Comprehensive income attributable to Nasdaq	$114	$287
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on Euro denominated notes.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in millions)

	Three Months Ended March 31,
	2024		2023
	Shares	$	Shares	$
Common stock	575	6	492	5

Additional paid-in capital
Beginning balance		5,496		1,445
Share repurchase program	—	—	(3)	(159)
Share-based compensation	1	30	2	26
Ending balance		5,526		1,312

Common stock in treasury, at cost
Beginning balance		(587)		(515)
Other employee stock activity	—	(24)	(1)	(40)
Ending balance		(611)		(555)

Accumulated other comprehensive loss
Beginning balance		(1,924)		(1,991)
Other comprehensive loss		(120)		(15)
Ending balance		(2,044)		(2,006)

Retained earnings
Beginning balance		7,825		7,207
Net income attributable to Nasdaq		234		302
Cash dividends declared and paid		(127)		(98)
Ending balance		7,932		7,411

Total Nasdaq stockholders’ equity		10,809		6,167

Noncontrolling interests
Beginning balance		11		13
Net activity related to noncontrolling interests		(1)		(1)
Ending balance		10		12

Total Equity	576	$10,819	490	$6,179

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$233	$301
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	155	69
Share-based compensation	30	26
Deferred income taxes	(2)	12
Non-cash restructuring charges	—	12
Net income from unconsolidated investees	(3)	(14)
Other reconciling items included in net income	27	16
Net change in operating assets and liabilities:
Receivables, net	(17)	10
Other assets	(5)	7
Accounts payable and accrued expenses	(73)	(10)
Section 31 fees payable to SEC	(14)	(118)
Accrued personnel costs	(110)	(86)
Deferred revenue	274	300
Other liabilities	35	40
Net cash provided by operating activities	530	565
Cash flows from investing activities:
Purchases of securities	(40)	(198)
Proceeds from sales and redemptions of securities	44	184
Purchases of property and equipment	(39)	(40)
Investments related to default funds and margin deposits, net(1)	(184)	(89)
Other investing activities	(13)	10
Net cash used in investing activities	(232)	(133)
Cash flows from financing activities:
Repayments of commercial paper, net	(67)	(317)
Repayments of term loan	(340)	—
Repurchases of common stock	—	(159)
Dividends paid	(127)	(98)
Payments related to employee shares withheld for taxes	(24)	(40)
Default funds and margin deposits	(1,317)	2
Other financing activities	—	(1)
Net cash used in financing activities	(1,875)	(613)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(311)	29
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(1,888)	(152)
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	7,118	6,994
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$5,230	$6,842
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$388	$373
Restricted cash and cash equivalents	21	57
Restricted cash and cash equivalents (default funds and margin deposits)	4,821	6,412
Total	$5,230	$6,842
Supplemental Disclosure Cash Flow Information
Interest paid	$145	$37
Income taxes paid, net of refund	$23	$18
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
In the fourth quarter of 2023, following the completion of the Adenza Holdings, Inc., or Adenza, acquisition, including its two flagship solutions, AxiomSL and Calypso, we further aligned our business more closely with the foundational shifts that are driving the evolution of the global financial system. We now manage, operate and provide our products and services in three business segments: Capital Access Platforms, Financial Technology and Market Services. The divisional structure, which was implemented during the fourth quarter of 2023, is as follows:
Capital Access Platforms
Our Capital Access Platforms segment comprises Data & Listing Services, Index and Workflow & Insights.
Our Data business distributes historical and real-time market data to sell-side customers, the institutional investing community, retail online brokers, proprietary trading firms and other venues, as well as internet portals and data distributors. Our data products can enhance the transparency of market activity within our exchanges and provide critical information to professional and non-professional investors globally.
Our Listing Services business operates listing platforms in the U.S. and Europe to provide multiple global capital raising solutions for public companies. Our main listing markets are The Nasdaq Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges. Through Nasdaq First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies and growth companies.
As of March 31, 2024, a total of 5,223 companies listed securities on our U.S., Nasdaq Nordic, Nasdaq Baltic and Nasdaq First North exchanges. As of March 31, 2024, there were 4,020 total listings on The Nasdaq Stock Market, including 619 ETPs. The combined market capitalization in the U.S. was approximately $29.4 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,203 listed companies with a combined market capitalization of approximately $2.2 trillion.
Our Index business develops and licenses Nasdaq-branded indices and financial products. We also license cash-settled options, futures and options on futures on our indices. As of March 31, 2024, 361 ETPs listed on 27 exchanges in over 20 countries tracked a Nasdaq index and accounted for $519 billion in AUM.
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
Our corporate solutions business serves both public and private companies and organizations through our Investor Relations Intelligence, ESG Solutions and Governance Solutions products. Our public company clients can be companies listed on our exchanges or other U.S. and global exchanges. Our private company clients include a diverse group of organizations ranging from family-owned companies, government organizations, law firms, privately held entities, and various non-profit organizations to hospitals and healthcare systems. We help organizations enhance their ability to understand and expand their global shareholder base, improve corporate governance, and navigate the evolving ESG landscape through our suite of advanced technology, analytics, reporting and consulting services.

Financial Technology
Our Financial Technology segment comprises Financial Crime Management Technology, Regulatory Technology and Capital Markets Technology solutions.
Financial Crime Management Technology includes our Verafin solution, a cloud-based platform to help financial institutions detect, investigate, and report money laundering and financial fraud.
Regulatory Technology comprises our surveillance and AxiomSL solutions. Our surveillance solutions are designed for banks, brokers and other market participants to assist them in complying with market abuse and integrity rules and regulations. In addition, we provide regulators and exchanges with a platform for surveillance. AxiomSL is a global leader in risk data management and regulatory reporting solutions for the financial industry, including banks, broker dealers and asset managers. Its unique enterprise data management platform delivers data lineage, risk aggregation, analytics, workflow automation, reconciliation, validation and audit functionality, as well as disclosures. AxiomSL’s platform supports compliance across a wide range of global and local regulations.
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
Market Services
Our Market Services segment includes revenues from equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, Nordic commodities and U.S. Tape plans data. We operate 19 exchanges across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in certain countries where we operate exchanges, we also provide clearing, settlement and central depository services. In June
2023, we entered into an agreement to sell our European energy trading and clearing business, subject to regulatory approval. Revenues from this business are reflected in Other Revenues in the Condensed Consolidated Statements of Income for all periods, and in our Corporate segment for our segment disclosures. Additionally, certain data revenues from this business that were previously included in our Capital Access Platforms segment are also reflected in Other Revenues in the Condensed Consolidated Statements of Income for all periods, and in our Corporate segment for our segment disclosures.
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
As permitted under U.S. GAAP, certain footnotes or other financial information can be condensed or omitted in the interim condensed consolidated financial statements. The information included in this Quarterly Report on Form 10-Q should be read in conjunction with the consolidated financial statements and accompanying notes included in Nasdaq’s Form 10-K. The year-end balance sheet data was derived from the audited financial statements, but does not include all disclosures required by U.S. GAAP.
Certain prior year amounts have been reclassified to conform to the current year presentation.
Accounting Estimates
In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenues, operating income and net income, as well as on the value of certain assets and liabilities in our Condensed Consolidated Balance Sheets. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary.

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
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the disaggregation of revenue by major product and service and by segment for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Capital Access Platforms
Data & Listing Services	$186	$185
Index	168	110
Workflow & Insights	125	120
Financial Technology
Financial Crime Management Technology	64	52
Regulatory Technology	90	32
Capital Markets Technology	238	145
Market Services, net	237	260
Other revenues	9	10
Revenues less transaction-based expenses	$1,117	$914
Substantially all revenues from the Capital Access Platforms segment were recognized over time for the three months ended March 31, 2024 and 2023. For the three months ended March 31, 2024, 12.2% of Regulatory Technology revenues, related to AxiomSL, were recognized at a point in time and 11.3% of Capital Markets Technology revenues, related to Calypso, were recognized at a point in time. The remaining Financial Technology revenues were recognized over time. For the three months ended March 31, 2024 and 2023 approximately 97.3%, and 93.3%, respectively, of Market Services revenues were recognized at a point in time and 2.7%, and 6.7%, respectively, were recognized over time.
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $18 million as of March 31, 2024 and December 31, 2023. There were no material upward or downward adjustments to the allowance during the three months ended March 31, 2024. We do not have obligations for warranties, returns or refunds to customers.
For the majority of our contracts with customers, except for our market technology and listing services contracts, our performance obligations range from three months to three years and there is no significant variable consideration.
Deferred revenue is the only significant contract asset or liability as of March 31, 2024. Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations. Deferred revenue primarily represents our contract liabilities related to our fees for Annual and Initial Listings, Workflow & Insights, Financial Crime Management Technology, Regulatory Technology and Capital Markets Technology contracts. See Note 7, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.
We do not provide disclosures about transaction price allocated to unsatisfied performance obligations if contract durations are less than one year. For our initial listings, the transaction price allocated to remaining performance obligations is included in deferred revenue, and therefore not included below. For our Financial Crime Management Technology, Regulatory Technology, Capital Markets Technology and Workflow & Insights contracts, the portion of transaction price allocated to unsatisfied performance obligations is presented in the table below. To the extent consideration has been received, unsatisfied performance obligations would be included in the table below as well as deferred revenue.

The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of March 31, 2024:

	Financial Crime Management Technology	Regulatory Technology	Capital Markets Technology	Workflow & Insights	Total
	(in millions)
Remainder of 2024	$167	$202	$252	$125	$746
2025	223	214	260	117	814
2026	157	87	206	56	506
2027	69	50	140	26	285
2028	22	32	87	14	155
2029+	6	10	182	1	199
Total	$644	$595	$1,127	$339	$2,705
4. ACQUISITION
2023 Acquisition
In June 2023, we entered into a definitive agreement to acquire Adenza, a provider of mission-critical risk management and regulatory software to the financial services industry, for $5.75 billion in cash (subject to customary post-closing adjustments) and a fixed amount of 85.6 million shares of Nasdaq common stock, based on the volume-weighted average price per share over 15 consecutive trading days prior to signing. Nasdaq issued approximately $5.0 billion of debt, and entered into a $600 million term loan, and used the proceeds for the cash portion of the consideration. See “Senior Unsecured Notes” and “2023 Term Loan” in “Financing of the Adenza Acquisition” of Note 8, “Debt Obligations,” for further discussion.
On November 1, 2023, Nasdaq completed the acquisition of Adenza for a total purchase consideration of $9,984 million, which comprises the following:

(in millions, except price per share)
Shares of Nasdaq common stock issued	85.6
Closing price per share of Nasdaq common stock on November 1, 2023	$48.71
Fair value of equity portion of the purchase consideration	$4,170
Cash consideration	$5,814
Total purchase consideration	$9,984
At the closing of the transaction, the 85.6 million shares of Nasdaq common stock were issued to Thoma Bravo, the sole shareholder of Adenza, and represented approximately 15% of the outstanding shares of Nasdaq. For further discussion on the rights of common stockholders refer to “Common Stock” of Note 11, “Nasdaq Stockholders’ Equity.” Adenza is part of our Financial Technology segment.
The amounts in the table below represent the preliminary allocation of the purchase price to the acquired intangible assets, the deferred tax liability on the acquired intangible assets and other assets acquired and liabilities assumed based on their preliminary respective estimated fair values on the date of acquisition. These amounts are subject to revision during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
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
Methodology
The developed technology was valued using the income approach, specifically the relief-from-royalty method, which is used to estimate the cost savings that accrue to the owner of an intangible asset who would otherwise have to pay royalties or license fees on revenues earned through the use of the asset. The royalty rate is applied to the projected revenue over the expected remaining life of the intangible asset to estimate royalty savings. The net after-tax royalty savings are calculated for each year in the remaining economic life of the technology and discounted to present value.
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
Methodology
The AxiomSL and Calypso trade names were valued using the income approach, specifically the relief-from-royalty method as discussed above in “Technology.”
Discount Rate
The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the trade name relative to the overall business as discussed above in “Customer Relationships.”
5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The following table presents the changes in goodwill by business segment during the three months ended March 31, 2024:

(in millions)
Capital Access Platforms
Balance at December 31, 2023	$4,214
Foreign currency translation adjustments	(52)
Balance at March 31, 2024	$4,162
Financial Technology
Balance at December 31, 2023	$7,873
Foreign currency translation adjustments	(15)
Balance at March 31, 2024	$7,858
Market Services
Balance at December 31, 2023	$2,025
Foreign currency translation adjustments	(71)
Balance at March 31, 2024	$1,954

Total
Balance at December 31, 2023	$14,112
Foreign currency translation adjustments	(138)
Balance at March 31, 2024	$13,974
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three months ended March 31, 2024 and 2023; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses may result in goodwill impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	March 31, 2024	December 31, 2023
Finite-Lived Intangible Assets	(in millions)
Gross Amount
Technology	$1,235	$1,254
Customer relationships	5,739	5,743
Trade names and other	417	417
Foreign currency translation adjustment	(218)	(194)
Total gross amount	$7,173	$7,220
Accumulated Amortization
Technology	$(200)	$(169)
Customer relationships	(977)	(912)
Trade names and other	(26)	(21)
Foreign currency translation adjustment	136	120
Total accumulated amortization	$(1,067)	$(982)
Net Amount
Technology	$1,035	$1,085
Customer relationships	4,762	4,831
Trade names and other	391	396
Foreign currency translation adjustment	(82)	(74)
Total finite-lived intangible assets	$6,106	$6,238

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(245)	(225)
Total indefinite-lived intangible assets	$1,185	$1,205
Total intangible assets, net	$7,291	$7,443

There was no impairment of intangible assets for the three months ended March 31, 2024 and 2023.
The following table presents our amortization expense for acquired finite-lived intangible assets:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Amortization expense	$123	$38
The table below presents the estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $82 million as of March 31, 2024) of acquired finite-lived intangible assets as of March 31, 2024:

(in millions)
Remainder of 2024	$371
2025	499
2026	494
2027	494
2028	460
2029+	3,870
Total	$6,188
6. INVESTMENTS
The following table presents the details of our investments:

	March 31, 2024	December 31, 2023
	(in millions)
Financial investments	$173	$188
Equity method investments	405	380
Equity securities	90	87
Financial Investments
Financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $160 million as of March 31, 2024 and $168 million as of December 31, 2023 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of March 31, 2024 and 2023, our equity method investments primarily included our 40.0% equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. No impairments were recorded for the three months ended March 31, 2024 and 2023.
Net income recognized from our equity interest in the earnings and losses of these equity method investments, primarily OCC, was $3 million and $14 million for the three months ended March 31, 2024 and 2023, respectively.

Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for substantially all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and December 31, 2023, our equity securities primarily represent various strategic minority investments made through our corporate venture program.
7. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the three months ended March 31, 2024 are reflected in the following table:

	Balance at December 31, 2023	Additions	Revenue Recognized	Adjustments	Balance at March 31, 2024
	(in millions)
Capital Access Platforms:
Initial Listings	$97	$8	$(12)	$(1)	$92
Annual Listings	3	260	(1)	(1)	261
Workflow & Insights	180	99	(75)	—	204
Financial Technology:
Financial Crime Management Technology	123	39	(22)	(4)	136
Regulatory Technology	68	17	(22)	(1)	62
Capital Markets Technology	183	42	(63)	(1)	161
Other	21	13	(5)	(1)	28
Total	$675	$478	$(200)	$(9)	$944
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
As of March 31, 2024, we estimate that our deferred revenue will be recognized in the following years:

Fiscal year ended:	2024	2025	2026	2027	2028	2029+	Total
	(in millions)
Capital Access Platforms:
Initial Listings	$28	$27	$21	$11	$4	$1	$92
Annual Listings	261	—	—	—	—	—	261
Workflow & Insights	188	16	—	—	—	—	204
Financial Technology:
Financial Crime Management Technology	124	12	—	—	—	—	136
Regulatory Technology	57	5	—	—	—	—	62
Capital Markets Technology	148	9	2	2	—	—	161
Other	16	6	4	2	—	—	28
Total	$822	$75	$27	$15	$4	$1	$944
In the above table, 2024 represents the remaining nine months of 2024.
Deferred revenue that will be recognized beyond March 31, 2025 is included in other non-current liabilities in the Condensed Consolidated Balance Sheets. The timing of recognition of deferred revenue related to certain market technology contracts represents our best estimates as the recognition is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts.

8. DEBT OBLIGATIONS
The following table presents the carrying amounts of our debt outstanding, net of unamortized debt issuance costs:

	March 31, 2024	December 31, 2023
Short-term debt:	(in millions)
Commercial paper	$224	$291
Long-term debt - senior unsecured notes:
2025 Notes, $500 million, 5.650% notes due June 28, 2025	498	497
2026 Notes, $500 million, 3.850% notes due June 30, 2026	499	499
2028 Notes, $1 billion, 5.350% notes due June 28, 2028	992	991
2029 Notes, €600 million, 1.75% notes due March 28, 2029	644	658
2030 Notes, €600 million, 0.875% notes due February 13, 2030	643	658
2031 Notes, $650 million, 1.650% notes due January 15, 2031	645	645
2032 Notes, €750 million, 4.500% notes due February 15, 2032	801	819
2033 Notes, €615 million, 0.900% notes due July 30, 2033	659	674
2034 Notes $1.25 billion, 5.550% notes due February 15, 2034	1,240	1,239
2040 Notes, $650 million, 2.500% notes due December 21, 2040	644	644
2050 Notes, $500 million, 3.250% notes due April 28, 2050	487	487
2052 Notes, $550 million, 3.950% notes due March 7, 2052	541	541
2053 Notes, $750 million, 5.950% notes due August 15, 2053	738	738
2063 Notes, $750 million, 6.100% notes due June 28, 2063	738	738
2023 Term Loan	—	339
2022 Revolving Credit Facility	(4)	(4)
Total long-term debt	$9,765	$10,163
Total debt obligations	$9,989	$10,454
Commercial Paper Program
Our U.S. dollar commercial paper program is supported by our 2022 Revolving Credit Facility, which provides liquidity support for the repayment of commercial paper issued through this program. See “2022 Revolving Credit Facility” below for further discussion. The effective interest rate of commercial paper issuances fluctuates as short-term interest rates and demand fluctuate. The fluctuation of these rates may impact our interest expense. As of March 31, 2024, we had $224 million outstanding under the commercial paper program.

Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other outstanding senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of March 31, 2024, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt issuance costs, which are being accreted through interest expense over the life of the applicable notes. The accretion of these costs was $3 million for the three months ended March 31, 2024. Our Euro denominated notes are adjusted for the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes may be redeemed by Nasdaq at any time, subject to a make-whole amount.
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
Net Investment Hedge
Our Euro denominated notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these notes is recorded in accumulated other comprehensive loss within Nasdaq’s stockholders’ equity in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2024, the impact of translation decreased the U.S. dollar value of our Euro denominated notes by $62 million.

Financing of the Adenza Acquisition
Senior Unsecured Notes
In June 2023, Nasdaq issued six series of notes for total proceeds of $5,016 million, net of debt issuance costs of $38 million, with various maturity dates ranging from 2025 to 2063. The net proceeds from these notes were used to finance the majority of the cash consideration due in connection with the Adenza acquisition. For further discussion of the Adenza acquisition, see “2023 Acquisition,” of Note 4, “Acquisition.”
2023 Term Loan
In June 2023, in connection with the financing of the Adenza acquisition, we entered into a term loan credit agreement, or the 2023 Term Loan. The 2023 Term Loan provided us with the ability to borrow up to $600 million to finance a portion of the cash consideration for the Adenza acquisition, for repayment of certain debt of Adenza and its subsidiaries, and to pay fees, costs and expenses related to the transaction. Under the 2023 Term Loan, borrowings bear interest on the principal amount outstanding at a variable interest rate based on the SOFR plus an applicable margin that varies with Nasdaq’s credit rating. On November 1, 2023, we borrowed $599 million, net of fees, under this term loan towards payment of the cash consideration due in connection with the Adenza acquisition. We made a partial repayment during the fourth quarter of 2023 and paid the remaining balance in the first quarter of 2024.
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
As of March 31, 2024, no amounts were outstanding on the 2022 Revolving Credit Facility. The $(4) million balance represents unamortized debt issuance costs which are being accreted through interest expense over the life of the credit facility.
Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR (or a successor rate to SOFR), the base rate (as defined in the 2022 Revolving Credit Facility agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.100% to 0.250%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three months ended March 31, 2024 and 2023.
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
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These credit facilities, in aggregate, totaled $180 million as of March 31, 2024 and $191 million as of December 31, 2023 in available liquidity, none of which was utilized. Generally, these facilities each have a one-year term. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three months ended March 31, 2024 and 2023.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of March 31, 2024, we were in compliance with the covenants of all of our debt obligations.

9. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) plan, which is a voluntary defined contribution savings plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. The following table presents the savings plan expense for the three months ended March 31, 2024 and 2023, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Savings Plan expense	$5	$5
Pension and Supplemental Executive Retirement Plans
Prior to 2024, we maintained non-contributory, defined-benefit pension plans, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred.
In June 2023, we terminated our U.S. pension plan and took steps to wind down the plan and transfer the resulting liability to an insurance company which started in 2023 and was completed in 2024. These steps included settling all future obligations under our U.S. pension plan through a combination of lump sum payments to eligible, electing participants (completed in 2023) and the transfer of any remaining benefits to a third-party insurance company through a group annuity contract. In connection with the plan termination and partial settlement, a pre-tax loss of $9 million was recorded to compensation and benefits expense in 2023. We finalized the transfer of any remaining benefits during the first quarter of 2024 and recorded an additional settlement pre-tax loss of $23 million to compensation and benefits expense in the Condensed Consolidated Statements of Income. This was offset by a $19 million adjustment to Other Comprehensive Income and a $4 million cash settlement.
The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Retirement Plans expense	$31	$6
Nonqualified Deferred Compensation Plan
We sponsor a nonqualified plan, the Nasdaq, Inc. Deferred Compensation Plan. This plan provides certain eligible employees with the opportunity to defer a portion of their annual salary and bonus up to certain approval limits. All deferrals and associated earnings are our general unsecured obligations and were immaterial for the three months ended March 31, 2024 and 2023.
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
Summary of Share-Based Compensation Expense
The following table presents the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three months ended March 31, 2024 and 2023, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Share-based compensation expense before income taxes	$30	$26
Common Shares Available Under Our Equity Plan
As of March 31, 2024, we had approximately 24.9 million shares of common stock authorized for future issuance under our Equity Plan.
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

Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the three months ended March 31, 2024:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	4,209,299	$51.15
Granted	147,247	55.60
Vested	(76,433)	50.34
Forfeited	(45,738)	53.73
Unvested at March 31, 2024	4,234,375	$51.29
As of March 31, 2024, $108 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 1.6 years.
PSUs
We grant three-year PSUs to certain eligible employees. PSUs are based on performance measures that impact the amount of shares that each PSU eligible individual receives, subject to the satisfaction of applicable market performance conditions, with a three-year cumulative performance period that vest at the end of the performance period and which settle in shares of our common stock. Compensation cost is recognized over the three-year performance period, taking into account an estimated forfeiture rate, regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50.0%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the S&P 500. Beginning in 2024, we replaced the exchange company peer group with the S&P 500 GICS 4020 Index, which is a blend of exchanges, as well as data, financial technology and banking companies to align more closely with Nasdaq’s diverse business and competitors. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The award issuance under this program will be between 0.0% and 200.0% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the award issuance will not exceed 100.0% of the number of PSUs granted. We estimate the fair value of PSUs granted under the three-year PSU program using the Monte Carlo simulation model, as these awards contain a market condition.
Grants of PSUs that were issued in 2021 with a three-year performance period exceeded the applicable performance parameters. As a result, an additional 387,011 units above the original target were granted in the first quarter of 2024 and were fully vested upon issuance.
Summary of PSU Activity
The following table summarizes our PSU activity for the three months ended March 31, 2024:

	PSUs
	Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	2,008,322	$62.86
Granted	475,323	69.90
Vested	(961,331)	73.14
Forfeited	(26,106)	62.91
Unvested at March 31, 2024	1,496,208	$58.49
In the table above, the granted amount primarily includes additional awards granted based on overachievement of performance parameters.
As of March 31, 2024, the total unrecognized compensation cost related to the PSU program is $47 million and is expected to be recognized over a weighted-average period of 1.4 years.
Stock Options
There were no stock option awards granted for the three months ended March 31, 2024. There were no stock options exercised for the three months ended March 31, 2024 and 2023.
A summary of our outstanding and exercisable stock options at March 31, 2024 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at March 31, 2024	1,420,323	$41.79	4.9	$33
Exercisable at March 31, 2024	806,451	$22.23	2.8	$33
As of March 31, 2024, the aggregate pre-tax intrinsic value of the outstanding and exercisable stock options in the above table was $33 million and represents the difference between our closing stock price on March 31, 2024 of $63.10 and the exercise price, times the number of shares that would have been received by the option holder had the option holder exercised the stock options on that date. This amount can change based on the fair market value of our common stock. As of March 31, 2024 and 2023, 0.8 million outstanding stock options were exercisable and the exercise price was $22.23.

ESPP
We have an ESPP under which approximately 11.4 million shares of our common stock were available for future issuance as of March 31, 2024. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees.
11. NASDAQ STOCKHOLDERS’ EQUITY
Common Stock
As of March 31, 2024, 900,000,000 shares of our common stock were authorized, 599,052,284 shares were issued and 575,758,581 shares were outstanding. As of December 31, 2023, 900,000,000 shares of our common stock were authorized, 598,014,520 shares were issued and 575,159,336 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 23,293,703 shares of common stock in treasury as of March 31, 2024 and 22,855,184 shares as of December 31, 2023, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As of March 31, 2024, the remaining aggregate authorized amount under the existing share repurchase program was $1.9 billion. There were no share repurchased under our share repurchase program in the first quarter of 2024.
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
For the three months ended March 31, 2024, we repurchased an aggregate of 438,519 shares withheld to satisfy tax obligations of the grantee upon the vesting of restricted stock and PSUs, and these repurchases are excluded from our repurchase program.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of March 31, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During the first quarter of 2024, our board of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 29, 2024	$0.22	March 14, 2024	$127	March 28, 2024
			$127
The total amount paid of $127 million was recorded in retained earnings within Nasdaq’s stockholders’ equity in the Condensed Consolidated Balance Sheets at March 31, 2024.
In April 2024, the board of directors approved a regular quarterly cash dividend of $0.24 per share on our outstanding common stock, which reflects an increase of 9% from our most recent quarterly cash dividend of $0.22 per share. The dividend is payable on June 28, 2024 to shareholders of record at the close of business on June 14, 2024. The estimated aggregate payment of this dividend is $138 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the intention to provide shareholders with regular and increasing dividends as earnings and cash flows increase.

12. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$234	$302
Denominator:
Weighted-average common shares outstanding for basic earnings per share	575,451,665	489,931,178
Weighted-average effect of dilutive securities:
Weighted-average effect of dilutive securities - Employee equity awards	3,479,425	4,837,833
Weighted-average common shares outstanding for diluted earnings per share	578,931,090	494,769,011
Basic and diluted earnings per share:
Basic earnings per share	$0.41	$0.62
Diluted earnings per share	$0.40	$0.61
In the table above, employee equity awards from our PSU program, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three months ended March 31, 2024 and 2023.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$157	$157	$—	$—
State-owned enterprises and municipal securities	10	—	10	—
Swedish mortgage bonds	6	—	6	—
Total assets at fair value	$173	$157	$16	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$170	$170	$—	$—
State-owned enterprises and municipal securities	11	—	11	—
Swedish mortgage bonds	7	—	7	—
Total assets at fair value	$188	$170	$18	$—
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

We also consider our debt obligations to be financial instruments. As of March 31, 2024, the majority of our debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2022 Revolving Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. We are also exposed to changes in interest rates on amounts outstanding from the sale of commercial paper under our commercial paper program. The fair value of our remaining debt obligations utilizing discounted cash flow analyses for our floating rate debt, and prevailing market rates for our fixed rate debt was $9.4 billion as of March 31, 2024 and $10.0 billion as of December 31, 2023. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of March 31, 2024 and December 31, 2023, there were no non-financial assets measured at fair value on a non-recurring basis.
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
Default Fund Contributions and Margin Deposits
As of March 31, 2024, clearing member default fund contributions and margin deposits were as follows:

	March 31, 2024
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$953	$150	$1,103
Margin deposits	4,642	5,776	10,418
Total	$5,595	$5,926	$11,521
Of the total default fund contributions of $1,103 million, Nasdaq Clearing can utilize $906 million as capital resources in the event of a counterparty default. The remaining balance of $197 million pertains to member posted surplus balances.
Our clearinghouse holds material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits.

Clearing member cash contributions are maintained in demand deposits held at central banks and large, highly rated financial institutions or secured through direct investments, primarily central bank certificates and highly rated European government debt securities with original maturities primarily one year or less, reverse repurchase agreements and multilateral development bank debt securities. Investments in reverse repurchase agreements range in maturity from 2 to 32 days and are secured with highly rated government securities and multilateral development banks. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements.
Nasdaq Clearing has invested the total cash contributions of $5,595 million as of March 31, 2024 and $7,275 million as of December 31, 2023, in accordance with its investment policy as follows:

	March 31, 2024	December 31, 2023
	(in millions)
Demand deposits	$3,917	$5,344
Central bank certificates	904	1,301
Restricted cash and cash equivalents	$4,821	$6,645
European government debt securities	433	306
Reverse repurchase agreements	253	209
Multilateral development bank debt securities	88	115
Investments	$774	$630
Total	$5,595	$7,275
In the table above, the change from December 31, 2023 to March 31, 2024 includes currency translation adjustments of $323 million for restricted cash and cash equivalents and $40 million for investments.
For the three months ended March 31, 2024 and 2023, investments related to default funds and margin deposits, net includes purchases of investment securities of $16,745 million and $10,813 million respectively, and proceeds from sales and redemptions of investment securities of $16,561 million, and $10,725 million respectively.
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
In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of March 31, 2024, Nasdaq Clearing committed capital totaling $120 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of March 31, 2024.
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
•junior capital contributed by Nasdaq Clearing, which totaled $40 million as of March 31, 2024;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis; and
•fully segregated senior capital for each specific market contributed by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $17 million as of March 31, 2024.
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

Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative contracts outstanding prior to netting:

March 31, 2024
(in millions)
Commodity and seafood options, futures and forwards	$42
Fixed-income options and futures	985
Stock options and futures	166
Index options and futures	62
Total	$1,255
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
Derivative Contracts Cleared
The following table presents the total number of derivative contracts cleared through Nasdaq Clearing for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Commodity and seafood options, futures and forwards	56,497	48,966
Fixed-income options and futures	4,914,000	4,769,546
Stock options and futures	5,909,474	6,080,134
Index options and futures	9,311,902	11,853,151
Total	20,191,873	22,751,797
In the table above, the total volume in cleared power related to commodity contracts was 135 Terawatt hours (TWh) and 86 TWh for the three months ended March 31, 2024 and 2023, respectively.
Resale and Repurchase Agreements Contracts Outstanding and Cleared
The outstanding contract value of resale and repurchase agreements was $5.0 billion and $1.4 billion as of March 31, 2024 and 2023, respectively. The total number of resale and repurchase agreements contracts cleared was 1,264,000 and 1,220,132 for the three months ended March 31, 2024 and 2023, respectively.
15. LEASES
We have operating leases which are primarily real estate leases predominantly for our U.S. and European headquarters, data centers and for general office space. The following table provides supplemental balance sheet information related to Nasdaq’s operating leases:

Leases	Balance Sheet Classification	March 31, 2024	December 31, 2023
		(in millions)
Assets:
Operating lease assets	Operating lease assets	$400	$402

Liabilities:
Current lease liabilities	Other current liabilities	$62	$62
Non-current lease liabilities	Operating lease liabilities	413	417
Total lease liabilities		$475	$479
The following table summarizes Nasdaq’s lease cost:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Operating lease cost	$21	$28
Variable lease cost	8	12
Sublease income	(1)	(1)
Total lease cost	$28	$39
In the table above, operating lease costs include short-term lease cost, which was immaterial.
In the first quarter of 2023, we initiated a review of our real estate and facility capacity requirements due to our new and evolving work models. As a result of this ongoing review, for the three months ended March 31, 2023, we recorded impairment charges of $17 million, of which $10 million related to operating lease asset impairment and is included in operating lease cost in the table above, $2 million related to exit costs and is included in variable lease cost in the table above and $5 million related to impairment of leasehold improvements, which are recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Income. We fully impaired our lease assets for locations that we vacated with no intention to sublease. Substantially all of the property, equipment and leasehold improvements associated with the vacated leased office space were fully impaired as there are no expected future cash flows for these items.

The following table reconciles the undiscounted cash flows for the following years and total of the remaining years to the operating lease liabilities recorded in our Condensed Consolidated Balance Sheets.

March 31, 2024
(in millions)
Remainder of 2024	$61
2025	70
2026	57
2027	54
2028	52
2029+	276
Total lease payments	$570
Less: interest	(95)
Present value of lease liabilities	$475
In the table above, interest is calculated using the interest rate for each lease. Present value of lease liabilities includes the current portion of $62 million.
Total lease payments in the table above excludes $89 million of legally binding minimum lease payments for leases signed but not yet commenced. The increase from 2023 related to a new lease signed for our European headquarters in the first quarter of 2024. This lease will commence in 2025 with a lease term of 10 years. These payments also include a data center lease for which we have not yet obtained full control of the leased premises.
The following table provides information related to Nasdaq’s lease term and discount rate:

March 31, 2024
Weighted-average remaining lease term (in years)	9.5

Weighted-average discount rate	3.8%
The following table provides supplemental cash flow information related to Nasdaq’s operating leases:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$21	$19

Lease assets obtained in exchange for operating lease liabilities	$12	$7
16. INCOME TAXES
Income Tax Provision
The following table presents our income tax provision and effective tax rate:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Income tax provision	$79	$95
Effective tax rate	25.3%	24.0%
The higher effective tax rate for the three months ended March 31, 2024, as compared to the prior year period, was primarily due to increased U.S. tax on overseas earnings. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
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
17. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $4 million as of March 31, 2024 and December 31, 2023. As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $180 million as of March 31, 2024 and $191 million as of December 31, 2023 in available liquidity, none of which was utilized.

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
SFSA Inquiry
In September 2023, Nasdaq Stockholm AB, a wholly-owned subsidiary of Nasdaq and the operator of the Nasdaq Stockholm exchange, received a written notification from the SFSA regarding a review initiated with regard to the obligation of Nasdaq Stockholm AB to report suspected market abuse. The review was initiated in connection with an investigation of alleged insider trading in the shares of four companies listed on the Nasdaq Stockholm exchange. The SFSA’s preliminary assessment is that Nasdaq Stockholm AB, by not reporting certain suspicious transactions in the four listed companies, breached its obligation under certain provisions of the Market Abuse Regulation and the Swedish Securities Market Act. The SFSA review remains ongoing, and Nasdaq Stockholm AB is cooperating fully, providing applicable responses and engaged in ongoing communications with the SFSA.
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
18. BUSINESS SEGMENTS
In the fourth quarter of 2023, following the completion of the Adenza acquisition, including its two flagship solutions, AxiomSL and Calypso, we further aligned our business more closely with the foundational shifts that are driving the evolution of the global financial system. We now manage, operate and provide our products and services in three business segments: Capital Access Platforms, Financial Technology and Market Services. See Note 1, “Organization and Nature of Operations,” for further discussion of our reportable segments.
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
The following table presents certain information regarding our business segments for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Capital Access Platforms
Total revenues	$479	$415
Operating income	279	225
Financial Technology
Total revenues	392	229
Operating income	176	88
Market Services
Total revenues	794	879
Transaction-based expenses	(557)	(619)
Revenues less transaction-based expenses	237	260
Operating income	133	161
Corporate Items
Total revenues	9	10
Operating loss	(178)	(62)
Consolidated
Total revenues	$1,674	$1,533
Transaction-based expenses	(557)	(619)
Revenues less transaction-based expenses	$1,117	$914
Operating income	$410	$412
The items below are allocated to Corporate Items in our management reports as we believe they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance. Management does not consider these items for the purpose of evaluating the performance of our segments or their managers or when making decisions to allocate resources. Therefore, we believe performance measures excluding the below items provide management with a useful representation of our segments’ ongoing activity in each period. These items, which are presented in the table below, include the following:
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

•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. For the three months ended March 31, 2024, these costs primarily relate to the Adenza acquisition.
•Restructuring charges: In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. See Note 19, “Restructuring Charges,” for further discussion of these plans.
•Revenues and expenses - divested businesses: For the three months ended March 31, 2024 and 2023, these amounts include revenues and expenses related to our European power trading and clearing business, following our announcement in June 2023 to sell this business, subject to regulatory approval. Historically, these amounts were included in our Market Services and Capital Access Platforms results.
•Other items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. Other items primarily include:
◦Lease asset impairments: For the three months ended March 31, 2023, this included impairment charges related to our operating lease assets and leasehold improvements associated with vacating certain leased office space, which are recorded in occupancy and depreciation and amortization expense in our Condensed Consolidated Statements of Income.
◦Legal and regulatory matters: For the three months ended March 31, 2023, this primarily included insurance recoveries related to certain legal matters. The insurance recoveries are recorded in professional and contract services and general, administrative and other expense in the Condensed Consolidated Statements of Income.
◦Pension settlement charge: For the three months ended March 31, 2024, we recorded a pre-tax loss as a result of settling our U.S. pension plan. The plan was terminated and partially settled in 2023, with final settlement occurring during the first quarter of 2024. The pre-tax loss is recorded in compensation and benefits in the Condensed Consolidated Statements of Income. See Note 9, “Retirement Plans,” for further discussion.

	Three Months Ended March 31,
	2024	2023
	(in millions)
Revenues - divested businesses	$9	$10
Expenses:
Amortization expense of acquired intangible assets	123	38
Merger and strategic initiatives expense	9	2
Restructuring charges	26	18
Lease asset impairments	—	17
Legal and regulatory matters	2	(10)
Pension Settlement	23	—
Expenses - divested businesses	4	6
Other	—	1
Total expenses	$187	$72
Operating loss	$(178)	$(62)
For further discussion of our segments’ results, see “Segment Operating Results,” of “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
19. RESTRUCTURING CHARGES
In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. In connection with this program, we expect to incur approximately $80 million in pre-tax charges principally related to employee-related costs, contract terminations, real estate impairments and other related costs. We expect to achieve benefits primarily in the form of expense and revenue synergies. Costs related to the 2023 Adenza Restructuring program will be recorded as restructuring charges in the Condensed Consolidated Statements of Income.
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

The following table presents a summary of the Adenza restructuring program and our divisional alignment program charges for the three months ended March 31, 2024 and 2023 as well as total program costs incurred since the inception date of each program.

	Three Months Ended March 31,
	2024	2023
	(in millions)
Asset impairment charges
Divisional realignment	$—	$12
Consulting services
Divisional realignment	10	3
Employee-related costs
Adenza restructuring	4	—
Divisional realignment	3	3
Other
Adenza restructuring	3	—
Divisional realignment	6	—
Total restructuring charges	$26	$18

Total Program Costs Incurred
Adenza restructuring	$17
Divisional realignment	$104

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
Our organizational structure aligns our businesses with the foundational shifts that are driving the evolution of the global financial system. In order to amplify our strategy, we aligned the Company more closely with evolving client needs into Capital Access Platforms, Financial Technology and Market Services reportable segments. All prior periods have been restated to conform to the current period presentation. See Note 18, “Business Segments,” to the condensed consolidated financial statements for further discussion of our reportable segments and geographic data, as well as how management allocates resources, assesses performance and manages these businesses as three separate segments.
First Quarter 2024 and Recent Developments
•    ETP AUM linked to Nasdaq indices reached record levels, ending the first quarter at $519 billion.
•Nasdaq maintained its leadership among exchanges in U.S. multi-listed options. In the first quarter of 2024, Nasdaq led all exchanges during the period in total volume traded for U.S. multi-listed equity options. Nasdaq also achieved record revenue in its proprietary index options franchise, driven by record trading volumes.
•In April 2024, the board of directors approved a regular quarterly cash dividend of $0.24 per share on our outstanding common stock, which reflects an increase of 9% from our most recent quarterly cash dividend of $0.22 per share.
•For the three months ended March 31, 2024, we returned $127 million to shareholders through dividend payments.

Nasdaq’s Operating Results
The following table summarizes our financial performance for the three months ended March 31, 2024 compared to the same period in 2023. The comparability of our results of operations between reported periods is impacted by the acquisition of Adenza in November 2023. See “2023 Acquisition,” of Note 4, “Acquisition,” to the condensed consolidated financial statements for further discussion. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended March 31,		Percentage Change
	2024	2023
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$1,117	$914	22.2%
Operating expenses	707	502	40.8%
Operating income	$410	$412	(0.5)%
Net income attributable to Nasdaq	$234	$302	(22.5)%
Diluted earnings per share	$0.40	$0.61	(34.4)%
Cash dividends declared per common share	$0.22	$0.20	10.0%
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

The following chart summarizes our ARR (in millions):
ARR for a given period is the current annualized value derived from subscription contracts with a defined contract value. This excludes contracts that are not recurring, are one-time in nature, or where the contract value fluctuates based on defined metrics. ARR is currently one of our key performance metrics to assess the health and trajectory of our recurring business. ARR does not have any standardized definition and is therefore unlikely to be comparable to similarly titled measures presented by other companies. ARR should be viewed independently of revenue and deferred revenue and is not intended to be combined with or to replace either of those items. For AxiomSL and Calypso recurring revenue contracts, the amount included in ARR is consistent with the amount that we invoice the customer during the current period. Additionally, for AxiomSL and Calypso recurring revenue contracts that include annual values that increase over time, we include in ARR only the annualized value of components of the contract that are considered active as of the date of the ARR calculation. We do not include the future committed increases in the contract value as of the date of the ARR calculation. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed by our customers.
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
The following chart summarizes our quarterly annualized SaaS revenues for Solutions, which comprises our Capital Access Platforms and Financial Technology segments, for March 31, 2024 and 2023 (in millions):
Segment Operating Results
The following table presents our revenues by segment:

	Three Months Ended March 31,		Percentage Change
	2024	2023
	(in millions)
Capital Access Platforms	$479	$415	15.4%
Financial Technology	392	229	71.2%
Market Services	794	879	(9.7)%
Other revenues	9	10	(10.0)%
Total revenues	$1,674	$1,533	9.2%
Transaction rebates	(481)	(487)	(1.2)%
Brokerage, clearance and exchange fees	(76)	(132)	(42.4)%
Total revenues less transaction-based expenses	$1,117	$914	22.2%

The following chart presents our Capital Access Platforms, Financial Technology and Market Services segments as a percentage of our total revenues, less transaction-based expenses.
CAPITAL ACCESS PLATFORMS
The following table presents revenues from our Capital Access Platforms segment:

	Three Months Ended March 31,		Percentage Change
	2024	2023
	(in millions)
Data & Listing Services	$186	$185	0.5%
Index	168	110	52.7%
Workflow & Insights	125	120	4.2%
Total Capital Access Platforms	$479	$415	15.4%
Data & Listing Services Revenues
The following table presents key drivers from our Data & Listing Services business:

	Three Months Ended March 31,
	2024	2023
IPOs
The Nasdaq Stock Market	27	40
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1	2
Total new listings
The Nasdaq Stock Market	79	81
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	2	7
Number of listed companies
The Nasdaq Stock Market	4,020	4,163
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,203	1,250

	As of March 31,
	2024	2023
ARR (in millions)	$665	$673
In the table above:
•Number of total listed companies on The Nasdaq Stock Market for the three months ended March 31, 2024 and 2023 included 619 and 539 ETPs, respectively. For the three months ended March 31, 2024 and 2023, IPOs included 5 and 10 SPACs, respectively.
•IPOs, new listings (which includes IPOs) and total listed companies for exchanges that comprise Nasdaq Nordic and Nasdaq Baltic represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies listed on the alternative markets of Nasdaq First North.
Data & Listing Services revenues increased in the first quarter of 2024 compared with the same period in 2023 due to new listings and an increase in proprietary data revenues due to our international expansion, partially offset by the impact of 2023 delistings.

Index Revenues
The following table presents key drivers from our Index business:

	As of or Three Months Ended March 31,
	2024	2023
Number of licensed ETPs	361	387
TTM change in period end ETP AUM tracking Nasdaq indices (in billions)
Beginning balance	$366	$401
Net appreciation (depreciation)	124	(57)
Net impact of ETP sponsor switches	(17)	(1)
Net inflows	46	23
Ending balance	$519	$366
Quarterly average ETP AUM tracking Nasdaq indices (in billions)	$492	$341
ARR (in millions)	$74	$71
In the table above, TTM represents trailing twelve months.
Index revenues increased in the first quarter of 2024 compared with the same period in 2023 primarily due to higher AUM in exchange traded products linked to Nasdaq indices, strong futures capture and trading volume of contracts linked to the Nasdaq-100 Index and a $16 million one-time item related to a legal settlement to recoup revenue.
Workflow & Insights Revenues
The following table presents key drivers from our Workflow & Insights business:

	As of or Three Months Ended March 31
	2024	2023
	(in millions)
ARR	$481	$458
Quarterly annualized SaaS revenues	411	386
Workflow & Insights revenues increased in the first quarter of 2024 compared with the same period in 2023 primarily due to an increase in analytics revenues. The increase was primarily due to higher Data Link sales and growth in our eVestment product offerings.
FINANCIAL TECHNOLOGY
The following table presents revenues from our Financial Technology segment:

	Three Months Ended March 31,		Percentage Change
	2024	2023
	(in millions)
Financial Crime Management Technology	$64	$52	23.1%
Regulatory Technology	90	32	181.3%
Capital Markets Technology	238	145	64.1%
Total Financial Technology	$392	$229	71.2%
Financial Crime Management Technology Revenues
The following table presents key drivers for Financial Crime Management Technology business:

	As of or Three Months Ended March 31
	2024	2023
	(in millions)
ARR and Quarterly annualized SaaS revenues	$243	$196
Financial Crime Management Technology revenues increased in the first quarter of 2024 compared to the same period in 2023 primarily due to an increase in demand related to new sales to existing clients and new customer acquisitions, particularly small and medium-sized businesses.
Regulatory Technology Revenues
The following table presents key drivers for Regulatory Technology business:

	As of or Three Months Ended March 31
	2024	2023
	(in millions)
ARR	$328	$125
Quarterly annualized SaaS revenues	168	110
Regulatory Technology revenues increased in the first quarter of 2024 compared to the same period in 2023 primarily due to the inclusion of revenues from AxiomSL due to our acquisition of Adenza.
Capital Markets Technology Revenues
The following table presents key drivers for Capital Markets Technology business:

	As of or Three Months Ended March 31
	2024	2023
	(in millions)
ARR	$821	$506
Quarterly annualized SaaS revenues	110	37

Capital Markets Technology revenues increased in the first quarter of 2024 compared with the same period in 2023. The increase was primarily due to the inclusion of revenues from Calypso due to our acquisition of Adenza and higher trade management services revenues mainly driven by demand for colocation and connectivity services and pricing, partially offset by lower market technology revenues related to lower professional fees.
MARKET SERVICES
The following table presents revenues from our Market Services segment:

	Three Months Ended March 31,		Percentage Change
	2024	2023
	(in millions)
Market Services	$794	$879	(9.7)%
Transaction-based expenses:
Transaction rebates	(481)	(487)	(1.2)%
Brokerage, clearance and exchange fees	(76)	(132)	(42.4)%
Total Market Services, net	$237	$260	(8.8)%
Our Market Services segment includes equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, U.S. Tape plans and other revenues. The following table presents net revenues by product from our Market Services segment:

	Three Months Ended March 31,		Percentage Change
	2024	2023
	(in millions)
U.S. Equity Derivative Trading	$91	$102	(10.8)%
Cash Equity Trading	100	103	(2.9)%
U.S. Tape plans	28	36	(22.2)%
Other	18	19	(5.3)%
Total Market Services, net	$237	$260	(8.8)%
In the table above, Other includes Nordic fixed income trading & clearing, Nordic derivatives and Canadian cash equities trading.
U.S. Equity Derivative Trading
The following table presents total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative Trading business:

	Three Months Ended March 31,		Percentage Change
	2024	2023
	(in millions)
U.S. Equity Derivative Trading Revenues	$323	$327	(1.2)%
Section 31 fees	11	23	(52.2)%
Transaction-based expenses:
Transaction rebates	(231)	(224)	3.1%
Section 31 fees	(11)	(23)	(52.2)%
Brokerage and clearance fees	(1)	(1)	—%
U.S. Equity derivative trading revenues, net	$91	$102	(10.8)%
Section 31 fees are recorded as U.S. equity derivative and cash equity trading revenues with a corresponding amount recorded in transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value traded. Section 31 fees decreased in the first quarter of 2024 compared with the same period in 2023 primarily due to lower average SEC fee rates. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Three Months Ended March 31,
	2024	2023
U.S. equity options
Total industry average daily volume (in millions)	43.3	42.4
Nasdaq PHLX matched market share	10.3%	11.1%
The Nasdaq Options Market matched market share	5.4%	7.1%
Nasdaq BX Options matched market share	2.2%	3.3%
Nasdaq ISE Options matched market share	6.3%	5.8%
Nasdaq GEMX Options matched market share	2.5%	2.0%
Nasdaq MRX Options matched market share	2.5%	1.5%
Total matched market share executed on Nasdaq’s exchanges	29.2%	30.8%
U.S. equity derivative trading revenues and U.S. equity derivative trading revenues less transaction-based expenses decreased in the first quarter of 2024 compared with the same period in 2023. The decrease in U.S. equity derivative trading revenues was primarily due to lower overall matched market share executed on Nasdaq’s exchanges, partially offset by a higher gross capture rate and higher industry volumes. The decrease in U.S. equity derivative trading revenues less transaction-based expenses was primarily due to lower capture and lower overall matched market share executed on Nasdaq’s exchanges, partially offset by higher industry volumes.

Transaction rebates, in which we credit a portion of the execution charge to the market participant, increased in the first quarter of 2024 compared with the same period in 2023 primarily due to higher rebate capture rate and higher industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges.
Cash Equity Trading Revenues
The following table presents total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity Trading business:

	Three Months Ended March 31,		Percentage Change
	2024	2023
	(in millions)
Cash Equity Trading Revenues	$350	$366	(4.4)%
Section 31 fees	59	102	(42.2)%
Transaction-based expenses:
Transaction rebates	(245)	(257)	(4.7)%
Section 31 fees	(59)	(102)	(42.2)%
Brokerage and clearance fees	(5)	(6)	(16.7)%
Cash equity trading revenues, net	$100	$103	(2.9)%
See the discussion in "U.S. Equity Derivative Trading" for an explanation of Section 31 fees for the first quarter of 2024 as compared with the same period in 2023. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Three Months Ended March 31,
	2024	2023
Total U.S.-listed securities
Total industry average daily share volume (in billions)	11.8	11.8
Matched share volume (in billions)	116.7	121.8
The Nasdaq Stock Market matched market share	15.7%	15.8%
Nasdaq BX matched market share	0.4%	0.4%
Nasdaq PSX matched market share	0.2%	0.5%
Total matched market share executed on Nasdaq’s exchanges	16.3%	16.7%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	41.4%	31.6%
Total market share	57.7%	48.3%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	666,408	787,715
Total average daily value of shares traded (in billions)	$4.7	$5.3
Total market share executed on Nasdaq’s exchanges	71.7%	68.9%
In the table above, total market share includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.
Cash equity trading revenues and cash equity trading revenues less transaction-based expenses decreased in the first quarter of 2024 compared with the same period in 2023 primarily due to lower overall U.S. matched market share executed on Nasdaq’s exchanges.
Transaction rebates decreased in the first quarter of 2024 compared with the same period in 2023. For The Nasdaq Stock Market and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity. The decrease was primarily due to lower U.S. matched market share executed on Nasdaq's exchanges.
U.S. Tape Plans
The following table presents revenues from our U.S. Tape plans business:

	Three Months Ended March 31,		Percentage Change
	2024	2023
	(in millions)
U.S. Tape plans	$28	$36	(22.2)%
U.S. Tape plans revenues decreased in the first quarter of 2024 compared with the same period in 2023 primarily due to lower industry-wide usage volume as well as the impact of one-time industry-wide adjustments.
Other
Other includes Nordic fixed income trading and clearing, Nordic derivatives and Canadian cash equities trading. The following table presents revenue and a key driver from our Other business:

	Three Months Ended March 31,		Percentage Change
	2024	2023
	(in millions)
Other	$18	$19	(5.3)%
In the table above, other includes transaction rebates of $5 million and $6 million for the three months ended March 31, 2024 and 2023, respectively.

	Three Months Ended March 31,
	2024	2023
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	241,665	344,141
In the table above, Nasdaq Nordic and Nasdaq Baltic total average daily volume of options and futures contracts include Finnish option contracts traded on Eurex for which Nasdaq and Eurex have a revenue sharing arrangement. The revenue sharing arrangement ended in the fourth quarter of 2023.
Other revenues decreased in the first quarter of 2024 compared with the same period in 2023 primarily due to lower European equity derivatives trading volumes.

OTHER REVENUES
For the three months ended March 31, 2024 and 2023, other revenues include revenues related to our European power trading and clearing business, following our announcement in June 2023 to sell this business to the European Energy Exchange, subject to regulatory approval. Prior to June 2023, these revenues were included in our Market Services and Capital Access Platforms segments.
EXPENSES
Operating Expenses
The following table presents our operating expenses:

	Three Months Ended March 31,		Percentage Change
	2024	2023
	(in millions)
Compensation and benefits	$340	$256	32.8%
Professional and contract services	34	32	6.3%
Computer operations and data communications	67	54	24.1%
Occupancy	28	39	(28.2)%
General, administrative and other	28	14	100.0%
Marketing and advertising	11	9	22.2%
Depreciation and amortization	155	69	124.6%
Regulatory	9	9	—%
Merger and strategic initiatives	9	2	350.0%
Restructuring charges	26	18	44.4%
Total operating expenses	$707	$502	40.8%
The increase in compensation and benefits expense for the first quarter of 2024 compared with the same period in 2023 was primarily driven by increased headcount as well as a pre-tax loss of $23 million resulting from the finalization of the termination of our pension plan.
Headcount, including employees of non-wholly owned consolidated subsidiaries, increased to 8,568 employees as of March 31, 2024 from 6,486 as of March 31, 2023, primarily due to our acquisition of Adenza.
Professional and contract services expense remained relatively flat in the first quarter of 2024 compared with the same period in 2023.
Computer operations and data communications expense increased in the first quarter of 2024 compared with the same period in 2023 primarily due to an increase in expenses related to the inclusion of Adenza in the first quarter of 2024 and increased investment in technology, primarily higher costs related to our cloud initiatives and software.
Occupancy expense decreased in the first quarter of 2024 compared with the same period in 2023 primarily due to $12 million in impairment charges and exit related costs recorded in the first quarter of 2023 following the abandonment of leased office space.
General, administrative and other expense increased in the first quarter of 2024 compared with the same period in 2023 primarily due to an insurance recovery related to a legal matter in the first quarter of 2023 and increased expenses related to the inclusion of Adenza in the first quarter of 2024.
Marketing and advertising expense remained relatively flat in the first quarter of 2024 compared with the same period in 2023.
Depreciation and amortization expense increased in the first quarter of 2024 compared with the same period in 2023 primarily due to an increase in amortization due to the intangible assets acquired as part of the Adenza acquisition.
We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years, which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs and vary based on the size and frequency of the activities described above. The increase for the three months ended March 31, 2024 compared with the same period in 2023 primarily reflects higher expenses related to the Adenza acquisition.
Restructuring charges increased in the first quarter of 2024 compared with the same period in 2023 as a result of charges from our Adenza restructuring program. See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion. By 2025, we expect to achieve benefits of the 2022 divisional alignment program through combined annual run-rate operating efficiencies and revenue synergies of approximately $30 million annually. We expect to achieve $80 million of net expense synergies two years following the closing of the Adenza acquisition.
Non-operating Income and Expenses
The following table presents our non-operating income and expenses:

	Three Months Ended March 31,		Percentage Change
	2024	2023
	(in millions)
Interest income	$6	$6	—%
Interest expense	(108)	(36)	200.0%
Net interest expense	(102)	(30)	240.0%
Other income	1	—	N/M
Net income from unconsolidated investees	3	14	(78.6)%
Total non-operating expense	$(98)	$(16)	512.5%
________________
N/M - Not meaningful

The following table presents our interest expense:

	Three Months Ended March 31,		Percentage Change
	2024	2023
	(in millions)
Interest expense on debt	$103	$35	194.3%
Accretion of debt issuance costs and debt discount	4	1	300.0%
Other fees	1	—	N/M
Interest expense	$108	$36	200.0%
________________
N/M - Not meaningful
Interest income remained flat in the first quarter of 2024 compared with the same period in 2023.
Interest expense increased in the first quarter of 2024 compared with the same period in 2023 primarily due to debt issued in June 2023 to finance the Adenza acquisition. See “Financing of the Adenza Acquisition,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
Net income from unconsolidated investees decreased in the first quarter of 2024 compared with the same period in 2023 primarily due to lower income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Tax Matters
The following table presents our income tax provision and effective tax rate:

	Three Months Ended March 31,		Percentage Change
	2024	2023
	($ in millions)
Income tax provision	$79	$95	(16.8)%
Effective tax rate	25.3%	24.0%
For further discussion of our tax matters, see Note 16, “Income Taxes,” to the condensed consolidated financial statements.
NON-GAAP FINANCIAL MEASURES
In addition to disclosing results determined in accordance with U.S. GAAP, we also provide non-GAAP net income attributable to Nasdaq and non-GAAP diluted earnings per share in this Quarterly Report on Form 10-Q. Management uses this non-GAAP information internally, along with U.S. GAAP information, in evaluating our performance and in making financial and operational decisions. We believe our presentation of these measures provides investors with greater transparency and supplemental data relating to our financial condition and results of operations. In addition, we believe the presentation of these measures is useful to investors for period-to-period comparisons of our ongoing operating performance.
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. These expenses primarily include integration costs, as well as legal, due diligence and other third-party transaction costs. The increase in the first quarter of 2024 compared with the same period in 2023 primarily reflects costs related to the Adenza acquisition.

•Restructuring charges: In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of our Adenza restructuring program and our divisional alignment program.
•Net income from unconsolidated investees: We exclude our share of the earnings and losses of our equity method investments, primarily our equity interest in OCC. This provides a more meaningful analysis of Nasdaq’s ongoing operating performance or comparisons in Nasdaq’s performance between periods. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
•Other items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq. Other significant items include:
◦Lease asset impairments: For the first quarter of 2023, this included impairment charges related to our operating lease assets and leasehold improvements associated with vacating certain leased office space, which are recorded in occupancy and depreciation and amortization expense in our Condensed Consolidated Statements of Income.
◦Legal and regulatory matters: For the first quarter of 2023, this primarily included insurance recoveries related to certain legal matters. The insurance recoveries are recorded in professional and contract services and general, administrative and other expense in the Condensed Consolidated Statements of Income.
◦Pension settlement charge: In the first quarter of 2024, we recorded a pre-tax loss as a result of settling our U.S. pension plan. The plan was terminated and partially settled in 2023, with final settlement occurring during the first quarter of 2024. The loss is recorded in compensation and benefits in the Condensed Consolidated Statements of Income. See Note 9, “Retirement Plans,” to the condensed consolidated financial statements for further discussion.
•Significant tax items: The non-GAAP adjustment to the income tax provision for all periods primarily includes the tax impact of each non-GAAP adjustment.
The following table presents reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended March 31,
	2024	2023
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$234	$302
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	123	38
Merger and strategic initiatives expense	9	2
Restructuring charges	26	18
Lease asset impairments	—	17
Net income from unconsolidated investees	(3)	(14)
Legal and regulatory matters	2	(10)
Pension settlement charge	23	—
Other	—	1
Total non-GAAP adjustments	$180	$52
Total non-GAAP tax adjustments	(47)	(15)
Total non-GAAP adjustments, net of tax	$133	$37
Non-GAAP net income attributable to Nasdaq	$367	$339

U.S. GAAP effective tax rate	25.3%	24.0%
Total adjustments from non-GAAP tax rate	0.3%	0.6%
Non-GAAP effective tax rate	25.6%	24.6%

Weighted-average common shares outstanding for diluted earnings per share	578.9	494.8

U.S. GAAP diluted earnings per share	$0.40	$0.61
Total adjustments from non-GAAP net income	0.23	0.08
Non-GAAP diluted earnings per share	$0.63	$0.69
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
The following table summarizes selected measures of our liquidity and capital resources:

	March 31, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$388	$453
Financial investments	173	188
Working capital	(72)	71
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of March 31, 2024, our cash and cash equivalents of $388 million were primarily invested in money market funds, commercial paper, municipal bonds and bank deposits.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $206 million as of March 31, 2024 and $236 million as of December 31, 2023. The remaining balance held in the U.S. totaled $182 million as of March 31, 2024 and $217 million as of December 31, 2023.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Three Months Ended March 31,
	2024	2023
Net cash provided by (used in):	(in millions)
Operating activities	$530	$565
Investing activities	(232)	(133)
Financing activities	(1,875)	(613)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(311)	29
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	$(1,888)	$(152)
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	7,118	6,994
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$5,230	$6,842
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$388	$373
Restricted cash and cash equivalents	21	57
Restricted cash and cash equivalents (default funds and margin deposits)	4,821	6,412
Total	$5,230	$6,842
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

Net cash provided by operating activities decreased $35 million for the first quarter of 2024 compared with the same period in 2023. The decrease was primarily driven by changes in our operating assets and liabilities and timing of various payments and receipts of $(53) million, partially offset by an increase of $18 million driven by the increase in net income adjusted for certain noncash operating activities. The changes in our operating assets and liabilities primarily included higher cash outflows in accounts payable and accrued expenses, primarily due to an increase in our accrued interest and interest paid relating to the senior unsecured notes issued in June 2023 in connection with the Adenza acquisition, as well as various other increased cash outflows impacting our working capital. This was partially offset by lower cash outflows from Section 31 fees payable primarily due to a lower Section 31 fee paid in the first quarter of 2024 as compared with the same period in 2023. Non-cash charges in the first quarter of 2024 primarily included $155 million of depreciation and amortization and $30 million of share-based compensation.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2024 primarily related to net purchases of investments related to default funds and margin deposits of $184 million, purchases of property and equipment of $39 million and $13 million from other investing activities, partially offset by proceeds from the sales and redemptions of trading securities, net, of $4 million.
Net cash used in investing activities for the three months ended March 31, 2023 primarily related to net purchases of investments related to default funds and margin deposits of $89 million, purchases of property and equipment of $40 million and net purchases of trading securities of $14 million, partially offset by proceeds of $10 million from other investing activities.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2024 primarily related to a decrease related to our default funds and margin deposits of $1,317 million, $340 million relating to repayment of the 2023 Term Loan, $127 million of dividend payments to our shareholders, $67 million from repayments of our commercial paper, net and $24 million of payments related to employee shares withheld for taxes.
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
Financial Investments
Our financial investments totaled $173 million as of March 31, 2024 and $188 million as of December 31, 2023. Of these securities, $160 million as of March 31, 2024 and $168 million as of December 31, 2023 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of March 31, 2024, our required regulatory capital of $120 million was primarily comprised of highly rated European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, NFSTX, LLC, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of March 31, 2024, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $24 million, substantially all of which is held in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of March 31, 2024, our required regulatory capital of $35 million was primarily invested in European government bills and mortgage bonds and Icelandic government bonds that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of March 31, 2024, other required regulatory capital of $16 million, primarily related to Nasdaq Central Securities Depository, was primarily invested in European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Equity and dividends
Share Repurchase Program
See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends paid per common share on our outstanding common stock:

	2024	2023
First quarter	$0.22	$0.20
See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	March 31, 2024	December 31, 2023
Short-term debt:		(in millions)
Commercial paper		$224	$291
Total short-term debt		$224	$291
Long-term debt - senior unsecured notes:
2025 Notes	June 2025	$498	$497
2026 Notes	June 2026	499	499
2028 Notes	June 2028	992	991
2029 Notes	March 2029	644	658
2030 Notes	February 2030	643	658
2031 Notes	January 2031	645	645
2032 Notes	February 2032	801	819
2033 Notes	July 2033	659	674
2034 Notes	February 2034	1,240	1,239
2040 Notes	December 2040	644	644
2050 Notes	April 2050	487	487
2052 Notes	March 2052	541	541
2053 Notes	August 2053	738	738
2063 Notes	June 2063	738	738
2023 Term Loan	November 2026	—	339
2022 Revolving Credit Facility	December 2027	(4)	(4)
Total long-term debt		$9,765	$10,163
Total debt obligations		$9,989	$10,454
For the three months ended March 31, 2024, the weighted average interest rate on our debt obligations was approximately 4.0%. This rate can fluctuate based on changes in interest rates for our variable rate debts, changes in foreign currency exchange rates and changes in the amount and duration of outstanding debt. In December 2022, Nasdaq amended and restated its previously issued $1.25 billion five-year revolving credit facility, with a new maturity date of December 16, 2027. In addition to the 2022 Revolving Credit Facility, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line for one subsidiary. These European credit facilities, which are available in multiple currencies, totaled $180 million as of March 31, 2024 and $191 million as of December 31, 2023 in available liquidity, none of which was utilized.
Financing of the Adenza Acquisition
In June 2023, Nasdaq issued six series of notes for total proceeds of $5,016 million, net of debt issuance costs of $38 million, with various maturity dates ranging from 2025 to 2063. The net proceeds from these notes were used to finance the majority of the cash consideration due in connection with the Adenza acquisition.

In addition, in connection with the financing of the Adenza acquisition, we entered into the 2023 Term Loan agreement. The 2023 Term Loan provided us with the ability to borrow up to $600 million to finance a portion of the cash consideration for the Adenza acquisition and other amounts incurred in connection with this transaction. Under the 2023 Term Loan, borrowings bear interest on the principal amount outstanding at a variable interest rate based on the SOFR plus an applicable margin that varies with Nasdaq’s debt rating. On November 1, 2023, we borrowed $599 million, net of fees, under this term loan towards payment of the cash consideration due in connection with the Adenza acquisition. We made a partial repayment during the fourth quarter 2023 and paid the remaining balance in the first quarter of 2024.
As of March 31, 2024, we were in compliance with the covenants of all of our debt obligations.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
Contractual Obligations and Contingent Commitments
Nasdaq had no significant changes to our contractual obligations and contingent commitments from those disclosed in “Part I. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report Form 10-K that was filed with the SEC
February 21, 2024.
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
Financial Investments
As of March 31, 2024, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. If market interest rates were to increase immediately and uniformly by a hypothetical 100 basis points from levels as of March 31, 2024, the fair value of this portfolio would decline by $3 million.
Debt Obligations
As of March 31, 2024, substantially all of our debt obligations were fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 8, “Debt Obligations,” to the condensed consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2022 Revolving Credit Facility and our commercial paper program as these facilities have a variable interest rate. As of March 31, 2024, we have $224 million of outstanding borrowings under our commercial paper program. A hypothetical 100 basis points increase in interest rates on our outstanding commercial paper would increase our annual interest expense by approximately $2 million based on borrowings as of March 31, 2024.
We may utilize interest rate swap agreements to achieve a desired mix of variable and fixed rate debt.

Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three months ended March 31, 2024 is presented in the following table:

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended March 31, 2024
Average foreign currency rate to the U.S. dollar	1.086	0.096	0.742	#	N/A	N/A
Percentage of revenues less transaction-based expenses	7.5%	3.7%	0.7%	3.2%	84.9%	100.0%
Percentage of operating income	14.8%	(3.3)%	(8.5)%	(12.0)%	109.0%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(8)	$(4)	$(1)	$(4)	$—	$(17)
Impact of a 10% adverse currency fluctuation on operating income	$(6)	$(1)	$(3)	$(5)	$—	$(15)
__________
#    Represents multiple foreign currency rates.
N/A    Not applicable.
The adverse impacts shown above should be viewed individually by currency and not in aggregate due to the correlation between changes in exchange rates for certain currencies.
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
Our primary exposure to net assets in foreign currencies as of March 31, 2024 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$2,829	$283
Norwegian Krone	135	14
British Pound	151	15
Canadian Dollar	105	11
Australian Dollar	98	10
Euro	74	7
In the table above, Swedish Krona includes goodwill of $2,108 million and intangible assets, net of $467 million.
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
Changes in internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

PART II OTHER INFORMATION
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended March 31, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2024
Share repurchase program	—	$—	—	$1,890
Employee transactions	28,751	$56.29	N/A	N/A
February 2024
Share repurchase program	—	$—	—	$1,890
Employee transactions	409,768	$55.70	N/A	N/A
March 2024
Share repurchase program	—	$—	—	$1,890
Employee transactions	—	$—	N/A	N/A
Total Quarter Ended March 31, 2024
Share repurchase program	—	$—	—	$1,890
Employee transactions	438,519	$55.74	N/A	N/A
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2024, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit Number

4.1
Second Amendment to Nasdaq Stockholders’ Agreement, dated as of March 19, 2024, by and between Nasdaq, Inc. and Borse Dubai Limited (incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on March 20, 2024).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101
The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2024.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	May 2, 2024

By:	/s/ Sarah Youngwood
Name:	Sarah Youngwood
Title:	Executive Vice President and Chief Financial Officer
Date:	May 2, 2024