Form 10-Q
period 2024-06-30
NASDAQ, INC.
filed 2024-08-06
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2024
Common Stock, $0.01 par value per share	575,940,337	shares

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
2022 Revolving Credit Facility: $1.25 billion senior unsecured revolving credit facility, which matures on December 16, 2027
2025 Notes: $500 million aggregate principal amount of 5.650% senior unsecured notes due June 28, 2025
2026 Notes: $500 million aggregate principal amount of 3.850% senior unsecured notes due June 30, 2026
2028 Notes: $1 billion aggregate principal amount of 5.350% senior unsecured notes due June 28, 2028
2029 Notes: €600 million aggregate principal amount of 1.75% senior unsecured notes due March 28, 2029
2030 Notes: €600 million aggregate principal amount of 0.875% senior unsecured notes due February 13, 2030
2031 Notes: $650 million aggregate principal amount of 1.650% senior unsecured notes due January 15, 2031
2032 Notes: €750 million aggregate principal amount of 4.500% senior unsecured notes due February 15, 2032
2033 Notes: €615 million aggregate principal amount of 0.900% senior unsecured notes due July 30, 2033
2034 Notes: $1.25 billion aggregate principal amount of 5.550% senior unsecured notes due February 15, 2034
2040 Notes: $650 million aggregate principal amount of 2.500% senior unsecured notes due December 21, 2040
2050 Notes: $500 million aggregate principal amount of 3.250% senior unsecured notes due April 28, 2050
2052 Notes: $550 million aggregate principal amount of 3.950% senior unsecured notes due March 7, 2052
2053 Notes: $750 million aggregate principal amount of 5.950% senior unsecured notes due August 15, 2053
2063 Notes: $750 million aggregate principal amount of 6.100% senior unsecured notes due June 28, 2063
Adenza: Adenza Holdings, Inc.
ARR: Annualized Recurring Revenue
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
•our products and services;
•the impact of pricing changes;
•tax matters;
•the cost and availability of liquidity and capital; and
•any litigation, or any regulatory or government investigation or action, to which we are or could become a party or which may affect us and any potential settlements of litigation, regulatory or governmental investigations or actions.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$416	$453
Restricted cash and cash equivalents	24	20
Default funds and margin deposits (including restricted cash and cash equivalents of $5,037 and $6,645, respectively)	5,546	7,275
Financial investments	174	188
Receivables, net	960	929
Other current assets	189	231
Total current assets	7,309	9,096
Property and equipment, net	556	576
Goodwill	13,984	14,112
Intangible assets, net	7,171	7,443
Operating lease assets	400	402
Other non-current assets	790	665
Total assets	$30,210	$32,294

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$301	$332
Section 31 fees payable to SEC	213	84
Accrued personnel costs	213	303
Deferred revenue	736	594
Other current liabilities	234	146
Default funds and margin deposits	5,546	7,275
Short-term debt	548	291
Total current liabilities	7,791	9,025
Long-term debt	9,249	10,163
Deferred tax liabilities, net	1,632	1,642
Operating lease liabilities	409	417
Other non-current liabilities	221	220
Total liabilities	19,302	21,467

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 599,826,741 at June 30, 2024 and 598,014,520 at December 31, 2023; shares outstanding: 576,063,740 at June 30, 2024 and 575,159,336 at December 31, 2023	6	6
Additional paid-in capital	5,528	5,496
Common stock in treasury, at cost: 23,763,001 shares at June 30, 2024 and 22,855,184 shares at December 31, 2023	(641)	(587)
Accumulated other comprehensive loss	(2,011)	(1,924)
Retained earnings	8,016	7,825
Total Nasdaq stockholders’ equity	10,898	10,816
Noncontrolling interests	10	11
Total equity	10,908	10,827
Total liabilities and equity	$30,210	$32,294
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Capital Access Platforms	$481	$438	$960	$852
Financial Technology	420	235	813	463
Market Services	883	750	1,678	1,631
Other revenues	8	10	18	20
Total revenues	1,792	1,433	3,469	2,966
Transaction-based expenses:
Transaction rebates	(483)	(444)	(965)	(931)
Brokerage, clearance and exchange fees	(150)	(64)	(227)	(197)
Revenues less transaction-based expenses	1,159	925	2,277	1,838
Operating expenses:
Compensation and benefits	328	261	669	517
Professional and contract services	39	30	72	61
Technology and communication infrastructure	69	56	135	110
Occupancy	27	32	56	71
General, administrative and other	30	22	58	35
Marketing and advertising	12	9	23	19
Depreciation and amortization	153	65	308	134
Regulatory	18	9	28	17
Merger and strategic initiatives	4	45	13	47
Restructuring charges	56	14	82	33
Total operating expenses	736	543	1,444	1,044
Operating income	423	382	833	794
Interest income	6	8	12	15
Interest expense	(102)	(36)	(211)	(73)
Other income (loss)	12	(6)	13	(7)
Net income (loss) from unconsolidated investees	2	(11)	6	3
Income before income taxes	341	337	653	732
Income tax provision	119	70	198	165
Net income	222	267	455	567
Net loss attributable to noncontrolling interests	—	—	1	1
Net income attributable to Nasdaq	$222	$267	$456	$568
Per share information:
Basic earnings per share	$0.39	$0.54	$0.79	$1.16
Diluted earnings per share	$0.38	$0.54	$0.79	$1.15
Cash dividends declared per common share	$0.24	$0.22	$0.46	$0.42

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$222	$267	$455	$567
Other comprehensive income (loss):
Foreign currency translation gains (losses)	38	(116)	(79)	(138)
Income tax benefit (expense)(1)	(5)	3	(20)	10
Foreign currency translation, net	33	(113)	(99)	(128)

Employee benefit plan adjustment	—	—	19	—
Income tax expense	—	—	(5)	—
Employee benefit plan, net	—	—	14	—

Other	—	—	(2)	—

Total other comprehensive income (loss), net of tax	33	(113)	(87)	(128)
Comprehensive income	255	154	368	439
Comprehensive loss attributable to noncontrolling interests	—	—	1	1
Comprehensive income attributable to Nasdaq	$255	$154	$369	$440
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on Euro denominated notes.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Shares	$	Shares	$	Shares	$	Shares	$
Common stock	576	6	490	5	575	6	492	5

Additional paid-in capital
Beginning balance		5,526		1,312		5,496		1,445
Share repurchase program	(1)	(58)	—	—	(1)	(58)	(3)	(159)
Share-based compensation	1	39	2	34	3	69	3	60
Other issuances of common stock, net	—	21	—	17	—	21	—	17
Ending balance		5,528		1,363		5,528		1,363

Common stock in treasury, at cost
Beginning balance		(611)		(555)		(587)		(515)
Other employee stock activity	—	(30)	(1)	(28)	(1)	(54)	(1)	(68)
Ending balance		(641)		(583)		(641)		(583)

Accumulated other comprehensive loss
Beginning balance		(2,044)		(2,006)		(1,924)		(1,991)
Other comprehensive income (loss)		33		(113)		(87)		(128)
Ending balance		(2,011)		(2,119)		(2,011)		(2,119)

Retained earnings
Beginning balance		7,932		7,411		7,825		7,207
Net income attributable to Nasdaq		222		267		456		568
Cash dividends declared and paid		(138)		(109)		(265)		(206)
Ending balance		8,016		7,569		8,016		7,569

Total Nasdaq stockholders’ equity		10,898		6,235		10,898		6,235

Noncontrolling interests
Beginning balance		10		12		11		13
Net activity related to noncontrolling interests		—		—		(1)		(1)
Ending balance		10		12		10		12

Total Equity	576	$10,908	491	$6,247	576	$10,908	491	$6,247

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$455	$567
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	308	134
Share-based compensation	69	60
Deferred income taxes	(40)	30
Extinguishment of debt and bridge fees	—	25
Non-cash restructuring charges	28	12
Net income from unconsolidated investees	(6)	(3)
Operating lease asset impairments	—	13
Other reconciling items included in net income	16	21
Net change in operating assets and liabilities:
Receivables, net	(56)	72
Other assets	2	10
Accounts payable and accrued expenses	(41)	14
Section 31 fees payable to SEC	130	(60)
Accrued personnel costs	(86)	(85)
Deferred revenue	144	189
Other liabilities	67	(20)
Net cash provided by operating activities	990	979
Cash flows from investing activities:
Purchases of securities	(114)	(411)
Proceeds from sales and redemptions of securities	119	296
Purchases of property and equipment	(91)	(79)
Investments related to default funds and margin deposits, net(1)	86	(103)
Other investing activities	(18)	5
Net cash used in investing activities	(18)	(292)
Cash flows from financing activities:
Repayments of commercial paper, net	(241)	(524)
Repayments of term loan	(340)	—
Payment of debt extinguishment cost and bridge fees	—	(25)
Proceeds from issuances of debt, net of issuance costs	—	5,016
Repurchases of common stock	(58)	(159)
Dividends paid	(265)	(206)
Proceeds received from employee stock activity and other issuances	21	18
Payments related to employee shares withheld for taxes	(54)	(68)
Default funds and margin deposits	(1,396)	364
Net cash provided by (used in) financing activities	(2,333)	4,416
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(280)	(230)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(1,641)	4,873
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	7,118	6,994
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$5,477	$11,867
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$416	$5,347
Restricted cash and cash equivalents	24	23
Restricted cash and cash equivalents (default funds and margin deposits)	5,037	6,497
Total	$5,477	$11,867
Supplemental Disclosure Cash Flow Information
Interest paid	$226	$67
Income taxes paid, net of refund	$102	$136
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
In the fourth quarter of 2023, following the completion of the Adenza acquisition, including its two flagship solutions, AxiomSL and Calypso, we aligned our business more closely with the foundational shifts that are driving the evolution of the global financial system. We now manage, operate and provide our products and services in three business segments: Capital Access Platforms, Financial Technology and Market Services. The divisional structure, which was implemented during the fourth quarter of 2023, is as follows:
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
As of June 30, 2024, a total of 5,202 companies listed securities on our U.S., Nasdaq Nordic, Nasdaq Baltic and Nasdaq First North exchanges. As of June 30, 2024, there were 4,004 total listings on The Nasdaq Stock Market, including 645 ETPs. The combined market capitalization in the U.S. was approximately $31.8 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,198 listed companies with a combined market capitalization of approximately $2.2 trillion.
Our Index business develops and licenses Nasdaq-branded indices and financial products. We also license cash-settled options, futures and options on futures on our indices. As of June 30, 2024, 372 ETPs listed on 27 exchanges in over 20 countries tracked a Nasdaq index and accounted for $569 billion in AUM.
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
Market Services
Our Market Services segment includes revenues from equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, Nordic commodities and U.S. Tape plans data. We operate 19 exchanges across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in certain countries where we operate exchanges, we also provide clearing, settlement and central depository services. In June
2023, we entered into an agreement to sell our Nordic power trading and clearing business, which agreement was subsequently terminated in June 2024. Revenues from this business continue to be reflected in Other Revenues in the Condensed Consolidated Statements of Income for all periods, and in our Corporate segment for our segment disclosures. Additionally, certain data revenues from this business that were previously included in our Capital Access Platforms segment are also reflected in Other Revenues in the Condensed Consolidated Statements of Income for all periods, and in our Corporate segment for our segment disclosures.
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
Subsequent Events
We have evaluated subsequent events through the issuance date of this Quarterly Report on Form 10-Q. See Note 4, “Acquisition,” for further discussion.
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
	(in millions)
Capital Access Platforms
Data & Listing Services	$187	$187
Index	167	129
Workflow & Insights	127	122
Financial Technology
Financial Crime Management Technology	67	54
Regulatory Technology	95	35
Capital Markets Technology	258	146
Market Services, net	250	242
Other revenues	8	10
Revenues less transaction-based expenses	$1,159	$925

	Six Months Ended June 30,
	2024	2023
	(in millions)
Capital Access Platforms
Data & Listing Services	$372	$371
Index	336	239
Workflow & Insights	252	242
Financial Technology
Financial Crime Management Technology	131	106
Regulatory Technology	186	67
Capital Markets Technology	496	290
Market Services, net	486	503
Other revenues	18	20
Revenues less transaction-based expenses	$2,277	$1,838
Substantially all revenues from the Capital Access Platforms segment were recognized over time for the three and six months ended June 30, 2024 and 2023. For the three and six months ended June 30, 2024, 15.8% and 13.8%, respectively, of Regulatory Technology revenues related to AxiomSL were recognized at a point in time, and for the three and six months ended June 30, 2024, 14.7% and 13.1%, respectively, of Capital Markets Technology revenues related to Calypso were recognized at a point in time. The remaining Financial Technology revenues were recognized over time. For the three and six months ended June 30, 2024 and 2023 approximately 95.9%, and 92.9%, respectively, of Market Services revenues were recognized at a point in time and 4.1%, and 7.1%, respectively, were recognized over time.

Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $16 million as of June 30, 2024 and $18 million as of December 31, 2023. There were no material upward or downward adjustments to the allowance during the six months ended June 30, 2024. We do not have obligations for warranties, returns or refunds to customers.
Deferred revenue is the only significant contract asset or liability as of June 30, 2024. Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations. See Note 7, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.
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
The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of June 30, 2024:

	Financial Crime Management Technology	Regulatory Technology	Capital Markets Technology	Workflow & Insights	Total
	(in millions)
Remainder of 2024	$110	$140	$178	$89	$517
2025	240	256	278	135	909
2026	181	98	216	72	567
2027	91	57	151	31	330
2028	27	39	98	14	178
2029+	9	13	204	2	228
Total	$658	$603	$1,125	$343	$2,729
4. ACQUISITION
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
On July 26, 2024, Nasdaq announced a secondary public offering of 41.6 million shares of our common stock held by Thoma Bravo, which was offered to the public at $65.30 per share. In addition, on July 25, 2024, Nasdaq entered into a share repurchase agreement with Thoma Bravo to repurchase 1.2 million shares of our common stock, subject to the completion of the secondary public offering. These transactions were completed on July 30, 2024. Nasdaq used cash on hand and borrowings under our commercial paper program to fund the share repurchase amount of $77 million. At the completion of these transactions, Thoma Bravo held 42.8 million shares of Nasdaq common stock, representing approximately 7.4%.
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

5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The following table presents the changes in goodwill by business segment during the six months ended June 30, 2024:

(in millions)
Capital Access Platforms
Balance at December 31, 2023	$4,214
Foreign currency translation adjustments	(47)
Balance at June 30, 2024	$4,167
Financial Technology
Balance at December 31, 2023	$7,873
Foreign currency translation adjustments	(16)
Balance at June 30, 2024	$7,857
Market Services
Balance at December 31, 2023	$2,025
Foreign currency translation adjustments	(65)
Balance at June 30, 2024	$1,960

Total
Balance at December 31, 2023	$14,112
Foreign currency translation adjustments	(128)
Balance at June 30, 2024	$13,984
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three and six months ended June 30, 2024 and 2023; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses may result in goodwill impairment charges in the future.
Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	June 30, 2024	December 31, 2023
Finite-Lived Intangible Assets	(in millions)
Gross Amount
Technology	$1,235	$1,254
Customer relationships	5,722	5,743
Trade names and other	417	417
Foreign currency translation adjustment	(216)	(194)
Total gross amount	$7,158	$7,220
Accumulated Amortization
Technology	$(249)	$(169)
Customer relationships	(1,029)	(912)
Trade names and other	(32)	(21)
Foreign currency translation adjustment	136	120
Total accumulated amortization	$(1,174)	$(982)
Net Amount
Technology	$986	$1,085
Customer relationships	4,693	4,831
Trade names and other	385	396
Foreign currency translation adjustment	(80)	(74)
Total finite-lived intangible assets	$5,984	$6,238

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(243)	(225)
Total indefinite-lived intangible assets	$1,187	$1,205
Total intangible assets, net	$7,171	$7,443

There was no impairment of intangible assets for the three and six months ended June 30, 2024 and 2023.
The following tables present our amortization expense for acquired finite-lived intangible assets:

	Three Months Ended June 30,
	2024	2023
	(in millions)
Amortization expense	$122	$37

	Six Months Ended June 30,
	2024	2023
	(in millions)
Amortization expense	$244	$75

The table below presents the estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $80 million as of June 30, 2024) of acquired finite-lived intangible assets as of June 30, 2024:

(in millions)
Remainder of 2024	$247
2025	499
2026	494
2027	494
2028	460
2029+	3,870
Total	$6,064
6. INVESTMENTS
The following table presents the details of our investments:

	June 30, 2024	December 31, 2023
	(in millions)
Financial investments	$174	$188
Equity method investments	407	380
Equity securities	109	87
Financial Investments
Financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $167 million as of June 30, 2024 and $168 million as of December 31, 2023 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of June 30, 2024 and 2023, our equity method investments primarily included our 40.0% equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. No impairments were recorded for the three and six months ended June 30, 2024 and 2023.
Net income (loss) recognized from our equity interest in the earnings and losses of these equity method investments, was $2 million and $(11) million for the three months ended June 30, 2024 and 2023, respectively, and $6 million and $3 million for the six months ended June 30, 2024 and 2023, respectively.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for substantially all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and December 31, 2023, our equity securities primarily represent various strategic minority investments made through our corporate venture program.
7. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the six months ended June 30, 2024 are reflected in the following table:

	Balance at December 31, 2023	Additions	Revenue Recognized	Foreign Currency Translation Adjustments	Balance at June 30, 2024
	(in millions)
Capital Access Platforms:
Initial Listings	$97	$15	$(21)	$(1)	$90
Annual Listings	3	176	(1)	(1)	177
Workflow & Insights	180	136	(124)	—	192
Financial Technology:
Financial Crime Management Technology	123	98	(83)	(4)	134
Regulatory Technology	68	36	(41)	(1)	62
Capital Markets Technology	183	55	(105)	(1)	132
Other	21	13	(6)	(1)	27
Total	$675	$529	$(381)	$(9)	$814
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

As of June 30, 2024, we estimate that our deferred revenue will be recognized in the following years:

Fiscal year ended:	2024	2025	2026	2027	2028	2029+	Total
	(in millions)
Capital Access Platforms:
Initial Listings	$18	$29	$24	$12	$5	$2	$90
Annual Listings	177	—	—	—	—	—	177
Workflow & Insights	143	49	—	—	—	—	192
Financial Technology:
Financial Crime Management Technology	98	36	—	—	—	—	134
Regulatory Technology	44	18	—	—	—	—	62
Capital Markets Technology	110	17	2	2	1	—	132
Other	13	7	4	3	—	—	27
Total	$603	$156	$30	$17	$6	$2	$814
In the above table, 2024 represents the remaining six months of 2024.
Deferred revenue that will be recognized beyond June 30, 2025 is included in other non-current liabilities in the Condensed Consolidated Balance Sheets. The timing of recognition of deferred revenue related to certain market technology contracts represents our best estimates as the recognition is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing market technology contracts.
8. DEBT OBLIGATIONS
The following table presents the carrying amounts of our debt outstanding, net of unamortized debt issuance costs:

	June 30, 2024	December 31, 2023
Short-term debt:	(in millions)
Commercial paper	$50	$291
2025 Notes, $500 million, 5.650% notes due June 28, 2025	498	497
Total short-term debt	$548	$788
Long-term debt - senior unsecured notes:
2026 Notes, $500 million, 3.850% notes due June 30, 2026	499	499
2028 Notes, $1 billion, 5.350% notes due June 28, 2028	993	991
2029 Notes, €600 million, 1.75% notes due March 28, 2029	639	658
2030 Notes, €600 million, 0.875% notes due February 13, 2030	639	658
2031 Notes, $650 million, 1.650% notes due January 15, 2031	645	645
2032 Notes, €750 million, 4.500% notes due February 15, 2032	795	819
2033 Notes, €615 million, 0.900% notes due July 30, 2033	655	674
2034 Notes $1.25 billion, 5.550% notes due February 15, 2034	1,240	1,239
2040 Notes, $650 million, 2.500% notes due December 21, 2040	644	644
2050 Notes, $500 million, 3.250% notes due April 28, 2050	487	487
2052 Notes, $550 million, 3.950% notes due March 7, 2052	541	541
2053 Notes, $750 million, 5.950% notes due August 15, 2053	738	738
2063 Notes, $750 million, 6.100% notes due June 28, 2063	738	738
2023 Term Loan	—	339
2022 Revolving Credit Facility	(4)	(4)
Total long-term debt	$9,249	$9,666
Total debt obligations	$9,797	$10,454
In the table above, the 2025 Notes were reclassified to short-term debt as of June 30, 2024, including the balance as of December 31, 2023, for presentation purposes.
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

Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other outstanding senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of June 30, 2024, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt issuance costs, which are being accreted through interest expense over the life of the applicable notes. The accretion of these costs was $6 million for the six months ended June 30, 2024. Our Euro denominated notes are adjusted for the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes may be redeemed by Nasdaq at any time, subject to a make-whole amount.
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
Net Investment Hedge
Our Euro denominated notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these notes is recorded in accumulated other comprehensive loss within Nasdaq’s stockholders’ equity in the Condensed Consolidated Balance Sheets. For the six months ended June 30, 2024, the impact of translation decreased the U.S. dollar value of our Euro denominated notes by $83 million.
Financing of the Adenza Acquisition
Senior Unsecured Notes
In June 2023, Nasdaq issued six series of notes for total proceeds of $5,016 million, net of debt issuance costs of $38 million, with various maturity dates ranging from 2025 to 2063. The net proceeds from these notes were used to finance the majority of the cash consideration due in connection with the Adenza acquisition. For further discussion of the Adenza acquisition, see Note 4, “Acquisition.”
2023 Term Loan
In June 2023, in connection with the financing of the Adenza acquisition, we entered into a term loan credit agreement, or the 2023 Term Loan. The 2023 Term Loan provided us with the ability to borrow up to $600 million to finance a portion of the cash consideration for the Adenza acquisition, for repayment of certain debt of Adenza and its subsidiaries, and to pay fees, costs and expenses related to the transaction. On November 1, 2023, we borrowed $599 million, net of fees, under this term loan towards payment of the cash consideration due in connection with the Adenza acquisition. As of June 30, 2024 the term loan is fully repaid.
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
As of June 30, 2024, no amounts were outstanding on the 2022 Revolving Credit Facility. The $(4) million balance represents unamortized debt issuance costs which are being accreted through interest expense over the life of the credit facility.
Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR (or a successor rate to SOFR), the base rate (as defined in the 2022 Revolving Credit Facility agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.100% to 0.250%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and six months ended June 30, 2024 and 2023.
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
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line. These credit facilities, in aggregate, totaled $181 million as of June 30, 2024 and $191 million as of December 31, 2023 in available liquidity, none of which was utilized. Generally, these facilities each have a one-year term. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and six months ended June 30, 2024 and 2023.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of June 30, 2024, we were in compliance with the covenants of all of our debt obligations.
9. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) plan, which is a voluntary defined contribution savings plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. The following table presents the savings plan expense for the three and six months ended June 30, 2024 and 2023, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Savings Plan expense	$5	$5	$10	$10
Pension and Supplemental Executive Retirement Plans
Prior to 2024, we maintained non-contributory, defined-benefit pension plan, non-qualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred.
In June 2023, we terminated our U.S. pension plan and took steps to wind down the plan and transfer the resulting liability to an insurance company which started in 2023 and was completed in 2024. These steps included settling all future obligations under our U.S. pension plan through a combination of lump sum payments to eligible, electing participants (completed in 2023) and the transfer of any remaining benefits to a third-party insurance company through a group annuity contract. In connection with the plan termination and partial settlement, a pre-tax charge of $9 million was recorded to compensation and benefits expense in 2023. We finalized the transfer of any remaining benefits during the first quarter of 2024 and recorded an additional settlement pre-tax charge of $23 million to compensation and benefits expense in the Condensed Consolidated Statements of Income. This was offset by a $19 million adjustment to Other Comprehensive Income and a $4 million cash settlement.
The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Retirement Plans expense	$8	$7	$38	$13
Nonqualified Deferred Compensation Plan
We sponsor a nonqualified plan, the Nasdaq, Inc. Deferred Compensation Plan. This plan provides certain eligible employees with the opportunity to defer a portion of their annual salary and bonus up to certain approval limits. All deferrals and associated earnings are our general unsecured obligations and were immaterial for the three and six months ended June 30, 2024 and 2023.
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

Summary of Share-Based Compensation Expense
The following table presents the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2024 and 2023, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Share-based compensation expense before income taxes	$39	$34	$69	$60
Common Shares Available Under Our Equity Plan
As of June 30, 2024, we had approximately 22.7 million shares of common stock authorized for future issuance under our Equity Plan.
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
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the six months ended June 30, 2024:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	4,209,299	$51.15
Granted	1,798,206	56.96
Vested	(1,395,439)	44.31
Forfeited	(139,114)	54.85
Unvested at June 30, 2024	4,472,952	$55.51
As of June 30, 2024, $164 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 2.5 years.
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
In 2024, we also granted PSUs with a two-year performance period to certain eligible executives at the senior vice president level and above. These PSUs are based on performance measures relating to the implementation of certain integration actions in connection with the Adenza acquisition. Achievement of the targets impacts the amount of shares that each PSU eligible individual receives. The PSUs have a two-year performance period and will vest one year after the end of the performance period, and settle in shares of our common stock. The award issuance under this program will be between 0.0% and 200.0% of the number of PSUs granted.
Grants of PSUs that were issued in 2021 with a three-year performance period exceeded the applicable performance metrics. As a result, an additional 387,011 units above the original target were granted in the first quarter of 2024 and were fully vested upon issuance.

The following weighted-average assumptions were used to determine the weighted-average fair values of the outstanding PSU awards granted under the three-year PSU program during the six months ended June 30, 2024 and 2023:

Grant date	April 1, 2024	April 3, 2023
Weighted-average risk-free interest rate	4.51%	3.75%
Expected volatility	24.50%	23.88%
Weighted-average grant date share price	$62.29	$54.40
Weighted-average fair value at grant date	$78.45	$52.56
Summary of PSU Activity
The following table summarizes our PSU activity for the six months ended June 30, 2024:

	PSUs
	Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	2,008,322	$62.86
Granted	1,270,334	73.76
Vested	(961,331)	73.14
Forfeited	(88,632)	61.76
Unvested at June 30, 2024	2,228,693	$64.68
In the table above, in addition to the annual employee grant described above, the granted amount also includes additional awards granted based on overachievement of performance metrics.
As of June 30, 2024, the total unrecognized compensation cost related to the PSU program is $89 million and is expected to be recognized over a weighted-average period of 1.7 years.
Stock Options
There were no stock option awards granted for the six months ended June 30, 2024. There were no stock options exercised for the six months ended June 30, 2024 and 2023.
A summary of our outstanding and exercisable stock options at June 30, 2024 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at June 30, 2024	1,420,323	$41.79	4.7	$31
Exercisable at June 30, 2024	806,451	$22.23	2.5	$31
As of June 30, 2024, the aggregate pre-tax intrinsic value of the outstanding and exercisable stock options in the above table was $31 million and represents the difference between our closing stock price on June 30, 2024 of $60.26 and the exercise price, times the number of shares that would have been received by the option holder had the option holder exercised the stock options on that date. This amount can change based on the fair market value of our common stock. As of June 30, 2024 and 2023, 0.8 million outstanding stock options were exercisable and the exercise price was $22.23.
ESPP
We have an ESPP under which approximately 11.0 million shares of our common stock were available for future issuance as of June 30, 2024. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees.
11. NASDAQ STOCKHOLDERS’ EQUITY
Common Stock
As of June 30, 2024, 900,000,000 shares of our common stock were authorized, 599,826,741 shares were issued and 576,063,740 shares were outstanding. As of December 31, 2023, 900,000,000 shares of our common stock were authorized, 598,014,520 shares were issued and 575,159,336 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 23,763,001 shares of common stock in treasury as of June 30, 2024 and 22,855,184 shares as of December 31, 2023, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As of June 30, 2024, the remaining aggregate authorized amount under the existing share repurchase program was $1.8 billion.

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
The following is a summary of our share repurchase activity, reported based on settlement date, for the six months ended June 30, 2024:

Six Months Ended June 30, 2024
Number of shares of common stock repurchased	975,102
Average price paid per share	$59.08
Total purchase price (in millions)	$58
In the table above, the number of shares of common stock repurchased excludes an aggregate of 907,817 shares withheld to satisfy tax obligations of the grantee upon the vesting of restricted stock and PSUs, and these repurchases are excluded from our repurchase program.
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of June 30, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During the first six months of 2024, our board of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 29, 2024	$0.22	March 14, 2024	$127	March 28, 2024
April 24, 2024	0.24	June 14, 2024	138	June 28, 2024
			$265
The total amount paid of $265 million was recorded in retained earnings within Nasdaq’s stockholders’ equity in the Condensed Consolidated Balance Sheets at June 30, 2024.
In July 2024, the board of directors approved a regular quarterly cash dividend of $0.24 per share on our outstanding common stock. The dividend is payable on September 27, 2024 to shareholders of record at the close of business on September 13, 2024. The estimated aggregate payment of this dividend is $138 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the intention to provide shareholders with regular and increasing dividends as earnings and cash flows increase.
12. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2024	2023
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$222	$267
Denominator:
Weighted-average common shares outstanding for basic earnings per share	576,375,433	490,778,304
Weighted-average effect of dilutive securities - Employee equity awards	2,575,343	2,852,781
Weighted-average common shares outstanding for diluted earnings per share	578,950,776	493,631,085
Basic and diluted earnings per share:
Basic earnings per share	$0.39	$0.54
Diluted earnings per share	$0.38	$0.54

	Six Months Ended June 30,
	2024	2023
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$456	$568
Denominator:
Weighted-average common shares outstanding for basic earnings per share	575,913,549	490,357,081
Weighted-average effect of dilutive securities - Employee equity awards	3,027,384	3,845,307
Weighted-average common shares outstanding for diluted earnings per share	578,940,933	494,202,388
Basic and diluted earnings per share:
Basic earnings per share	$0.79	$1.16
Diluted earnings per share	$0.79	$1.15

In the preceding table, employee equity awards from our PSU program, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three and six months ended June 30, 2024 and 2023.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$168	$168	$—	$—
Swedish mortgage bonds	6	—	6	—
Total assets at fair value	$174	$168	$6	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$170	$170	$—	$—
State-owned enterprises and municipal securities	11	—	11	—
Swedish mortgage bonds	7	—	7	—
Total assets at fair value	$188	$170	$18	$—
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
We also consider our debt obligations to be financial instruments. As of June 30, 2024, the majority of our debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2022 Revolving Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. We are also exposed to changes in interest rates on amounts outstanding from the sale of commercial paper under our commercial paper program. The fair value of our remaining debt obligations utilizing discounted cash flow analyses for our floating rate debt, and prevailing market rates for our fixed rate debt was $9.0 billion as of June 30, 2024 and $10.0 billion as of December 31, 2023. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of June 30, 2024 and December 31, 2023, there were no non-financial assets measured at fair value on a non-recurring basis.
14. CLEARING OPERATIONS
Nasdaq Clearing
Nasdaq Clearing is authorized and supervised under EMIR as a multi-asset clearinghouse by the SFSA. Such authorization is effective for all member states of the European Union and certain other non-member states that are part of the European Economic Area, including Norway. The clearinghouse acts as the CCP for exchange and OTC trades in equity derivatives, fixed income derivatives, resale and repurchase contracts, power derivatives, emission allowance derivatives, and seafood derivatives. In June 2023, we entered into an agreement to sell our Nordic power trading and clearing business, which agreement was subsequently terminated in June 2024.

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
Default Fund Contributions and Margin Deposits
As of June 30, 2024, clearing member default fund contributions and margin deposits were as follows:

	June 30, 2024
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$993	$124	$1,117
Margin deposits	4,553	5,904	10,457
Total	$5,546	$6,028	$11,574
Of the total default fund contributions of $1,117 million, Nasdaq Clearing can utilize $1,009 million as capital resources in the event of a counterparty default. The remaining balance of $108 million pertains to member posted surplus balances.
Our clearinghouse holds material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits.
Clearing member cash contributions are maintained in demand deposits held at central banks and large, highly rated financial institutions or secured through direct investments, primarily central bank certificates and highly rated European government debt securities with original maturities primarily one year or less, reverse repurchase agreements and multilateral development bank debt securities. Investments in reverse repurchase agreements range in maturity from 1 to 8 days and are secured with highly rated government securities and multilateral development banks. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements.
Nasdaq Clearing has invested the total cash contributions of $5,546 million as of June 30, 2024 and $7,275 million as of December 31, 2023, in accordance with its investment policy as follows:

	June 30, 2024	December 31, 2023
	(in millions)
Demand deposits	$3,943	$5,344
Central bank certificates	1,094	1,301
Restricted cash and cash equivalents	$5,037	$6,645
European government debt securities	124	306
Reverse repurchase agreements	230	209
Multilateral development bank debt securities	155	115
Investments	$509	$630
Total	$5,546	$7,275
In the table above, the change from December 31, 2023 to June 30, 2024 includes currency translation adjustments, driven by the strengthening of the U.S. Dollar against the Swedish Krona and the Euro, of $298 million for restricted cash and cash equivalents and $35 million for investments.
For the six months ended June 30, 2024 and 2023, investments related to default funds and margin deposits, net includes purchases of investment securities of $22,446 million and $19,956 million respectively, and proceeds from sales and redemptions of investment securities of $22,532 million, and $19,853 million respectively.

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
In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of June 30, 2024, Nasdaq Clearing committed capital totaling $122 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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

As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of June 30, 2024.
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
•junior capital contributed by Nasdaq Clearing, which totaled $40 million as of June 30, 2024;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis; and
•fully segregated senior capital for each specific market contributed by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $17 million as of June 30, 2024.
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
Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative contracts outstanding prior to netting:

June 30, 2024
(in millions)
Commodity and seafood options, futures and forwards	$44
Fixed-income options and futures	875
Stock options and futures	151
Index options and futures	48
Total	$1,118
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
Derivative Contracts Cleared
The following table presents the total number of derivative contracts cleared through Nasdaq Clearing for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Commodity and seafood options, futures and forwards	114,432	111,406
Fixed-income options and futures	9,699,691	9,765,001
Stock options and futures	11,827,220	10,695,634
Index options and futures	18,480,430	21,203,826
Total	40,121,773	41,775,867
In the table above, the total volume in cleared power related to commodity contracts was 122 Terawatt hours (TWh) and 162 TWh for the six months ended June 30, 2024 and 2023, respectively.

Resale and Repurchase Agreements Contracts Outstanding and Cleared
The outstanding contract value of resale and repurchase agreements was $3.4 billion and $2.4 billion as of June 30, 2024 and 2023, respectively. The total number of resale and repurchase agreements contracts cleared was 2,431,690 and 2,418,638 for the six months ended June 30, 2024 and 2023, respectively.
15. LEASES
We have operating leases, which are primarily real estate leases, predominantly for our U.S. and European headquarters, data centers and for general office space. The following table provides supplemental balance sheet information related to Nasdaq’s operating leases:

Leases	Balance Sheet Classification	June 30, 2024	December 31, 2023
		(in millions)
Assets:
Operating lease assets	Operating lease assets	$400	$402

Liabilities:
Current lease liabilities	Other current liabilities	$63	$62
Non-current lease liabilities	Operating lease liabilities	409	417
Total lease liabilities		$472	$479
The following table summarizes Nasdaq’s lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Operating lease cost	$19	$22	$40	$50
Variable lease cost	9	11	18	23
Sublease income	(1)	(1)	(2)	(2)
Total lease cost	$27	$32	$56	$71
In the table above, operating lease costs include short-term lease cost, which was immaterial.
In the first quarter of 2023, we initiated a review of our real estate and facility capacity requirements due to our new and evolving work models. As a result of this ongoing review, for the six months ended June 30, 2023, we recorded impairment charges of $23 million, of which $13 million related to operating lease asset impairment and is included in operating lease cost in the table above, $5 million related to exit costs and is included in variable lease cost in the table above and $5 million related to impairment of leasehold improvements, which are recorded in depreciation and amortization expense in the Condensed Consolidated Statements of Income. We fully impaired our lease assets for locations that we vacated with no intention to sublease. Substantially all of the property, equipment and leasehold improvements associated with the vacated leased office space were fully impaired as there are no expected future cash flows for these items.
The following table reconciles the undiscounted cash flows for the following years and total of the remaining years to the operating lease liabilities recorded in our Condensed Consolidated Balance Sheets.

June 30, 2024
(in millions)
Remainder of 2024	$42
2025	73
2026	59
2027	55
2028	54
2029+	280
Total lease payments	$563
Less: interest	(91)
Present value of lease liabilities	$472
In the table above, interest is calculated using the interest rate for each lease. Present value of lease liabilities includes the current portion of $63 million.
Total lease payments in the table above excludes $83 million of legally binding minimum lease payments for leases signed but not yet commenced. The increase from 2023 related to a new lease signed in the first quarter of 2024 for our European headquarters. This lease will commence in 2025 with a lease term of 10 years. These payments also include a data center lease for which we have not yet obtained full control of the leased premises.
The following table provides information related to Nasdaq’s lease term and discount rate:

June 30, 2024
Weighted-average remaining lease term (in years)	9.3

Weighted-average discount rate	3.9%

The following table provides supplemental cash flow information related to Nasdaq’s operating leases:

	Six Months Ended June 30,
	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$42	$38

Lease assets obtained in exchange for operating lease liabilities	$22	$8
16. INCOME TAXES
Income Tax Provision
The following tables present our income tax provision and effective tax rate:

	Three Months Ended June 30,
	2024	2023
	(in millions)
Income tax provision	$119	$70
Effective tax rate	34.9%	20.8%

	Six Months Ended June 30,
	2024	2023
	(in millions)
Income tax provision	$198	$165
Effective tax rate	30.3%	22.5%
The higher effective tax rate for the three and six months ended June 30, 2024, as compared to the prior year periods, was primarily due to the completion of an intra-group transfer of certain intellectual property, or IP, assets to our U.S. headquarters, which resulted in a one-time net tax expense of $33 million. The effective tax rate in 2023 included a higher tax benefit from a favorable audit settlement. The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
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
17. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $4 million as of June 30, 2024 and December 31, 2023. As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $181 million as of June 30, 2024 and $191 million as of December 31, 2023 in available liquidity, none of which was utilized.
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
Legal and Regulatory Matters
CFTC Matter
In June 2022, NASDAQ Futures, Inc. (“NFX”), a non-operational, wholly-owned subsidiary of Nasdaq, received a telephonic “Wells Notice” from the staff of the CFTC relating to certain alleged potential violations by NFX of provisions of the Commodity Exchange Act and CFTC rules thereunder during the period beginning July 2015 through October 2018. The alleged potential violations concern the accuracy of NFX’s description of one of its market maker incentive programs. The Wells Notice informed NFX that the CFTC staff made, subject to consideration of NFX’s response, a preliminary determination to recommend that the CFTC authorize an enforcement action against NFX in connection with its former futures exchange business. Nasdaq sold NFX’s futures exchange business to a third-party in November 2019, including the portfolio of open interest in NFX contracts. During 2020, all remaining open interest in NFX contracts was migrated to other exchanges and NFX ceased operation. A Wells Notice is neither a formal charge of wrongdoing nor a final determination that the recipient has violated any law. NFX has submitted a response to the Wells Notice that contests all aspects of the CFTC staff’s position. The CFTC staff subsequently informed us that it planned to formally recommend that the CFTC authorize a civil enforcement action. We have been engaged, however, in discussions with the CFTC staff about potentially agreeing to a settlement of this matter. The terms of any potential settlement offer are not finalized, are subject to change, and would require the CFTC’s approval, but we anticipate that any settlement will involve the payment of a monetary penalty. While we cannot predict the ultimate outcome of this matter, including whether it will result in a settlement agreement, at this time we do not believe the outcome will have a material impact on our business or operating results. However, in the event that the parties are unable to reach a settlement agreement, the CFTC may still pursue a civil enforcement action, which could have a material negative impact on our business or operating results.
SFSA Inquiry
In September 2023, Nasdaq Stockholm AB, a wholly-owned subsidiary of Nasdaq and the operator of the Nasdaq Stockholm exchange, received a written notification from the SFSA regarding a review initiated with regard to the obligation of Nasdaq Stockholm AB to report suspected market abuse. The review was initiated in connection with an investigation of alleged insider trading in the shares of four companies listed on the Nasdaq Stockholm exchange. In June 2024, the SFSA issued Nasdaq Stockholm AB an administrative fine of SEK100 million, or $9 million, for infringements of the Market Abuse Regulation and the Swedish Securities Market Act. Nasdaq Stockholm AB will not appeal the decision.
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

18. BUSINESS SEGMENTS
In the fourth quarter of 2023, following the completion of the Adenza acquisition, including its two flagship solutions, AxiomSL and Calypso, we aligned our business more closely with the foundational shifts that are driving the evolution of the global financial system. We now manage, operate and provide our products and services in three business segments: Capital Access Platforms, Financial Technology and Market Services. See Note 1, “Organization and Nature of Operations,” for further discussion of our reportable segments.
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
The following tables present certain information regarding our business segments for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
	(in millions)
Capital Access Platforms
Total revenues	$481	$438
Operating income	271	241
Financial Technology
Total revenues	420	235
Operating income	199	96
Market Services
Total revenues	883	750
Transaction-based expenses	(633)	(508)
Revenues less transaction-based expenses	250	242
Operating income	146	143
Corporate Items
Total revenues	8	10
Operating loss	(193)	(98)
Consolidated
Total revenues	$1,792	$1,433
Transaction-based expenses	(633)	(508)
Revenues less transaction-based expenses	$1,159	$925
Operating income	$423	$382

	Six Months Ended June 30,
	2024	2023
	(in millions)
Capital Access Platforms
Total revenues	$960	$852
Operating income	551	465
Financial Technology
Total revenues	813	463
Operating income	375	183
Market Services
Total revenues	1,678	1,631
Transaction-based expenses	(1,192)	(1,128)
Revenues less transaction-based expenses	486	503
Operating income	277	305
Corporate Items
Total revenues	18	20
Operating loss	(370)	(159)
Consolidated
Total revenues	$3,469	$2,966
Transaction-based expenses	(1,192)	(1,128)
Revenues less transaction-based expenses	$2,277	$1,838
Operating income	$833	$794

The items below are allocated to Corporate Items in our management reports as we believe they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance. Management does not consider these items for the purpose of evaluating the performance of our segments or their managers or when making decisions to allocate resources. Therefore, we believe performance measures excluding the below items provide management with a useful representation of our segments’ ongoing activity in each period. These items, which are presented in the tables below, include the following:
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. For the three and six months ended June 30, 2024, and for the three months ended June 30, 2023, these costs primarily relate to the Adenza acquisition. For the three and six months ended June 30, 2024, these costs were partially offset by the recognition of a termination fee due to Nasdaq in the second quarter of 2024, related to the termination of the proposed divestiture of our Nordic power trading and clearing business.
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
•Revenues and expenses - divested businesses: In June 2023, we entered into an agreement to sell our Nordic power trading and clearing business, which agreement was subsequently terminated in June 2024. Revenues and expenses related to this business for the three and six months ended June 30, 2024 and 2023, continue to be included as revenues and expenses - divested businesses. Historically, these amounts were included in our Market Services and Capital Access Platforms results.
•Other items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. Other items primarily include:
◦Lease asset impairments: For the three and six months ended June 30, 2023, this included impairment charges related to our operating lease assets and leasehold improvements associated with vacating certain leased office space, which are recorded in occupancy and depreciation and amortization expense in our Condensed Consolidated Statements of Income.
◦Legal and regulatory matters: For the three and six months ended June 30, 2024, this primarily related to settlement of an SFSA fine, see “SFSA Inquiry” of Note 17, “Commitments, Contingencies and Guarantees,” for further discussion, and accruals related to certain legal matters. For the six months ended June 30, 2023, this primarily included insurance recoveries related to certain legal matters. The fine is recorded in regulatory expense and the accruals and insurance recoveries are recorded in professional and contract services and general, administrative and other expense in the Condensed Consolidated Statements of Income.
◦Pension settlement charge: For the six months ended June 30, 2024, we recorded a pre-tax charge as a result of settling our U.S. pension plan. The plan was terminated and partially settled in 2023, with final settlement occurring during the first quarter of 2024. The pre-tax charge is recorded in compensation and benefits in the Condensed Consolidated Statements of Income. See Note 9, “Retirement Plans,” for further discussion.
The following tables summarize our Corporate Items:

	Three Months Ended June 30,
	2024	2023
	(in millions)
Revenues - divested businesses	$8	$10
Expenses:
Amortization expense of acquired intangible assets	122	37
Merger and strategic initiatives expense	4	45
Restructuring charges	56	14
Lease asset impairments	—	5
Legal and regulatory matters	13	—
Expenses - divested businesses	4	6
Other	2	1
Total expenses	$201	$108
Operating loss	$(193)	$(98)

	Six Months Ended June 30,
	2024	2023
	(in millions)
Revenues - divested businesses	$18	$20
Expenses:
Amortization expense of acquired intangible assets	244	75
Merger and strategic initiatives expense	13	47
Restructuring charges	82	33
Lease asset impairments	—	23
Legal and regulatory matters	16	(11)
Pension Settlement	23	—
Expenses - divested businesses	8	11
Other	2	1
Total expenses	$388	$179
Operating loss	$(370)	$(159)
For further discussion of our segments’ results, see “Segment Operating Results,” of “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
19. RESTRUCTURING CHARGES
In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. In connection with this program, we expect to incur approximately $80 million in pre-tax charges principally related to employee-related costs, contract terminations, real estate impairments and other related costs. We expect to achieve benefits primarily in the form of expense and revenue synergies. Costs related to the Adenza Restructuring program will be recorded as restructuring charges in the Condensed Consolidated Statements of Income.
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

The following table presents a summary of the Adenza restructuring program and our divisional alignment program charges for the three and six months ended June 30, 2024 and 2023 as well as total program costs incurred since the inception date of each program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)
Asset impairment charges
Adenza restructuring	$24	$—	$24	$—
Divisional realignment	4	—	4	12
Consulting services
Adenza restructuring	3	—	3	—
Divisional realignment	11	7	21	10
Employee-related costs
Adenza restructuring	8	—	12	—
Divisional realignment	3	4	6	7
Other
Adenza restructuring	2	—	5	—
Divisional realignment	1	3	7	4
Total restructuring charges	$56	$14	$82	$33

Total Program Costs Incurred
Adenza restructuring	$54
Divisional realignment	$123

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
Second Quarter 2024 and Recent Developments
•    Nasdaq extended its listings leadership in the U.S., leading U.S. exchanges for eligible operating company IPOs with a 72% total win rate in the second quarter of 2024.
•Nasdaq executed the highest ever one-day notional Closing Cross volume in June. During the annual Russell U.S. indexes reconstitution, Nasdaq successfully facilitated approximately 2.9 billion shares traded in 0.878 seconds across Nasdaq-listed securities, representing a record $95.3 billion dollars in market value.
•ETP AUM linked to Nasdaq indices reached record levels, ending the second quarter of 2024 at $569 billion.
•In the second quarter of 2024, we returned $138 million to shareholders through dividend payments and $58 million in repurchases of our common stock.
•In July 2024, the board of directors approved a regular quarterly cash dividend of $0.24 per share on our outstanding common stock.

Nasdaq’s Operating Results
The following tables summarize our financial performance for the three and six months ended June 30, 2024 compared to the same periods in 2023. The comparability of our results of operations between reported periods is impacted by the acquisition of Adenza in November 2023. See Note 4, “Acquisition,” to the condensed consolidated financial statements for further discussion. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended June 30,		Percentage Change
	2024	2023
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$1,159	$925	25.3%
Operating expenses	736	543	35.5%
Operating income	$423	$382	10.7%
Net income attributable to Nasdaq	$222	$267	(16.9)%
Diluted earnings per share	$0.38	$0.54	(29.6)%
Cash dividends declared per common share	$0.24	$0.22	9.1%

	Six Months Ended June 30,		Percentage Change
	2024	2023
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$2,277	$1,838	23.9%
Operating expenses	1,444	1,044	38.3%
Operating income	$833	$794	4.9%
Net income attributable to Nasdaq	$456	$568	(19.7)%
Diluted earnings per share	$0.79	$1.15	(31.3)%
Cash dividends declared per common share	$0.46	$0.42	9.5%
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
The following chart summarizes our quarterly annualized SaaS revenues for Solutions, which comprises our Capital Access Platforms and Financial Technology segments, for June 30, 2024 and 2023 (in millions):

Segment Operating Results
The following tables present our revenues by segment:

	Three Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Capital Access Platforms	$481	$438	9.8%
Financial Technology	420	235	78.7%
Market Services	883	750	17.7%
Other revenues	8	10	(20.0)%
Total revenues	$1,792	$1,433	25.1%
Transaction rebates	(483)	(444)	8.8%
Brokerage, clearance and exchange fees	(150)	(64)	134.4%
Total revenues less transaction-based expenses	$1,159	$925	25.3%

	Six Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Capital Access Platforms	$960	$852	12.7%
Financial Technology	813	463	75.6%
Market Services	1,678	1,631	2.9%
Other revenues	18	20	(10.0)%
Total revenues	$3,469	$2,966	17.0%
Transaction rebates	(965)	(931)	3.7%
Brokerage, clearance and exchange fees	(227)	(197)	15.2%
Total revenues less transaction-based expenses	$2,277	$1,838	23.9%
The following charts present our Capital Access Platforms, Financial Technology and Market Services segments as a percentage of our total revenues, less transaction-based expenses.

CAPITAL ACCESS PLATFORMS
The following tables present revenues from our Capital Access Platforms segment:

	Three Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Data & Listing Services	$187	$187	—%
Index	167	129	29.5%
Workflow & Insights	127	122	4.1%
Total Capital Access Platforms	$481	$438	9.8%

	Six Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Data & Listing Services	$372	$371	0.3%
Index	336	239	40.6%
Workflow & Insights	252	242	4.1%
Total Capital Access Platforms	$960	$852	12.7%

	As of June 30,
	2024	2023
ARR (in millions)	$1,226	$1,216
Data & Listing Services Revenues
The following tables present key drivers from our Data & Listing Services business:

	Three Months Ended June 30,
	2024	2023
IPOs
The Nasdaq Stock Market	39	23
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	5	1
Total new listings
The Nasdaq Stock Market	84	62
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	10	6

	Six Months Ended June 30,
	2024	2023
IPOs
The Nasdaq Stock Market	66	63
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	6	3
Total new listings
The Nasdaq Stock Market	163	143
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	12	13

	As of June 30,
	2024	2023
ARR (in millions)	$668	$678
Number of listed companies
The Nasdaq Stock Market	4,004	4,106
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,198	1,249
In the table above:
•For the three months ended June 30, 2024 and 2023, IPOs included 8 and 5 SPACs, respectively. For the six months ended June 30, 2024 and 2023, IPOs included 13 and 15 SPACs, respectively. Number of total listed companies on The Nasdaq Stock Market for the six months ended June 30, 2024 and 2023 included 645 and 547 ETPs, respectively.
•IPOs, new listings (which includes IPOs) and total listed companies for exchanges that comprise Nasdaq Nordic and Nasdaq Baltic represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies listed on the alternative markets of Nasdaq First North.
Data & Listing Services revenues were essentially unchanged for the three and six months ended June 30, 2024 compared with the same periods in 2023 as higher data sales, higher data usage, new listings and pricing were partially offset by the impact of 2023 delistings and downgrades and lower amortization of prior period initial listing fees.

Index Revenues
The following table presents key drivers from our Index business:

	As of or Three Months Ended June 30,
	2024	2023
Number of licensed ETPs	372	386
TTM change in period end ETP AUM tracking Nasdaq indices (in billions)
Beginning balance	$418	$321
Net appreciation	115	73
Net impact of ETP sponsor switches	(17)	(1)
Net inflows	53	25
Ending balance	$569	$418
Quarterly average ETP AUM tracking Nasdaq indices (in billions)	$531	$381
ARR (in millions)	$74	$72
In the table above, TTM represents trailing twelve months.
Index revenues increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to higher AUM in exchange traded products linked to Nasdaq indices and growth in trading volume on futures contracts linked to the Nasdaq-100 Index. The increase in the first six months also includes a $16 million one-time item related to a legal settlement to recoup revenue.
Workflow & Insights Revenues
The following table presents key drivers from our Workflow & Insights business:

	As of or Three Months Ended June 30
	2024	2023
	(in millions)
ARR	$484	$466
Quarterly annualized SaaS revenues	414	394
Workflow & Insights revenues increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to an increase in analytics revenues. The increase was primarily due to higher Data Link sales and growth in our eVestment product offerings.
FINANCIAL TECHNOLOGY
The following table presents revenues from our Financial Technology segment:

	Three Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Financial Crime Management Technology	$67	$54	24.1%
Regulatory Technology	95	35	171.4%
Capital Markets Technology	258	146	76.7%
Total Financial Technology	$420	$235	78.7%

	Six Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Financial Crime Management Technology	$131	$106	23.6%
Regulatory Technology	186	67	177.6%
Capital Markets Technology	496	290	71.0%
Total Financial Technology	$813	$463	75.6%
Financial Crime Management Technology Revenues
The following tables present revenues and key drivers for our Financial Crime Management Technology business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Revenues	$67	$54	$131	$106

	As of or Three Months Ended June 30
	2024	2023
	(in millions)
ARR and Quarterly annualized SaaS revenues	$258	$207
Financial Crime Management Technology revenues increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to price increases, new sales to existing clients and new customer acquisitions, particularly small and medium-sized businesses.

Regulatory Technology Revenues
The following tables present revenues and key drivers for our Regulatory Technology business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Revenues	$95	$35	$186	$67

	As of or Three Months Ended June 30
	2024	2023
	(in millions)
ARR	$338	$132
Quarterly annualized SaaS revenues	180	116
Regulatory Technology revenues increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to the inclusion of revenues from AxiomSL associated with our acquisition of Adenza and higher surveillance revenues.
Capital Markets Technology Revenues
The following tables present revenues and key drivers for our Capital Markets Technology business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Revenues	$258	$146	$496	$290

	As of or Three Months Ended June 30
	2024	2023
	(in millions)
ARR	$846	$512
Quarterly annualized SaaS revenues	123	38
Capital Markets Technology revenues increased in the second quarter and first six months of 2024 compared with the same periods in 2023. The increase was primarily due to the inclusion of revenues from Calypso associated with our acquisition of Adenza and higher trade management services revenues mainly driven by demand for colocation and connectivity services and pricing, partially offset by lower market technology revenues related to lower professional fees due to a large project delivery in the comparative periods of 2023.
MARKET SERVICES
The following tables present revenues from our Market Services segment:

	Three Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Market Services	$883	$750	17.7%
Transaction-based expenses:
Transaction rebates	(483)	(444)	8.8%
Brokerage, clearance and exchange fees	(150)	(64)	134.4%
Total Market Services, net	$250	$242	3.3%

	Six Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Market Services	$1,678	$1,631	2.9%
Transaction-based expenses:
Transaction rebates	(965)	(931)	3.7%
Brokerage, clearance and exchange fees	(227)	(197)	15.2%
Total Market Services, net	$486	$503	(3.4)%
Our Market Services segment includes equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, U.S. Tape plans and other revenues. The following tables present net revenues by product from our Market Services segment:

	Three Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
U.S. Equity Derivative Trading	$90	$89	1.1%
Cash Equity Trading	112	103	8.7%
U.S. Tape plans	31	35	(11.4)%
Other	17	15	13.3%
Total Market Services, net	$250	$242	3.3%

	Six Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
U.S. Equity Derivative Trading	$181	$191	(5.2)%
Cash Equity Trading	212	206	2.9%
U.S. Tape plans	59	72	(18.1)%
Other	34	34	—%
Total Market Services, net	$486	$503	(3.4)%
In the tables above, Other includes Nordic fixed income trading & clearing, Nordic derivatives and Canadian cash equities trading.

U.S. Equity Derivative Trading
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative Trading business:

	Three Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
U.S. Equity Derivative Trading Revenues	$334	$297	12.5%
Section 31 fees	19	10	90.0%
Transaction-based expenses:
Transaction rebates	(243)	(207)	17.4%
Section 31 fees	(19)	(10)	90.0%
Brokerage and clearance fees	(1)	(1)	—%
U.S. Equity Derivative Trading Revenues, net	$90	$89	1.1%

	Six Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
U.S. Equity Derivative Trading Revenues	$657	$624	5.3%
Section 31 fees	30	33	(9.1)%
Transaction-based expenses:
Transaction rebates	(474)	(431)	10.0%
Section 31 fees	(30)	(33)	(9.1)%
Brokerage and clearance fees	(2)	(2)	—%
U.S. Equity Derivative Trading Revenues, net	$181	$191	(5.2)%
Section 31 fees are recorded as U.S. equity derivative and cash equity trading revenues with a corresponding amount recorded in transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value traded. Section 31 fees increased in the second quarter of 2024 compared with the same period in 2023 primarily due to higher average SEC fee rates as a result of an increase in the SEC fee rate in May 2024. Section 31 fees decreased in the first six months of 2024 compared with the same period in 2023 primarily due to lower average SEC fee rates. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Three Months Ended June 30,
	2024	2023
U.S. equity options
Total industry average daily volume (in millions)	42.1	39.2
Nasdaq PHLX matched market share	9.9%	11.5%
The Nasdaq Options Market matched market share	5.5%	6.4%
Nasdaq BX Options matched market share	2.3%	3.0%
Nasdaq ISE Options matched market share	6.9%	6.0%
Nasdaq GEMX Options matched market share	2.6%	2.2%
Nasdaq MRX Options matched market share	2.1%	1.6%
Total matched market share executed on Nasdaq’s exchanges	29.3%	30.7%

	Six Months Ended June 30,
	2024	2023
U.S. equity options
Total industry average daily volume (in millions)	42.7	40.8
Nasdaq PHLX matched market share	10.1%	11.3%
The Nasdaq Options Market matched market share	5.4%	6.8%
Nasdaq BX Options matched market share	2.3%	3.1%
Nasdaq ISE Options matched market share	6.6%	5.8%
Nasdaq GEMX Options matched market share	2.6%	2.1%
Nasdaq MRX Options matched market share	2.3%	1.6%
Total matched market share executed on Nasdaq’s exchanges	29.3%	30.7%
U.S. equity derivative trading revenues increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to higher gross capture rate and higher industry trading volumes, partially offset by lower overall matched market share executed on Nasdaq’s exchanges. The U.S. equity derivative trading revenues less transaction-based expenses were essentially unchanged in the second quarter compared with the same period in 2023 as higher industry trading volumes were offset by lower capture rate and lower overall matched market share executed on Nasdaq’s exchanges. The U.S. equity derivative trading revenues less transaction-based expenses decreased in first six months of 2024 compared with the same period in 2023 primarily due to lower overall matched market share executed on Nasdaq’s exchanges and lower capture rate, partially offset by higher industry volumes.

Transaction rebates, in which we credit a portion of the execution charge to the market participant, increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to higher rebate capture rate and higher industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges.
Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity Trading business:

	Three Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Cash Equity Trading Revenues	$353	$339	4.1%
Section 31 fees	124	49	153.1%
Transaction-based expenses:
Transaction rebates	(235)	(232)	1.3%
Section 31 fees	(124)	(49)	153.1%
Brokerage and clearance fees	(6)	(4)	50.0%
Cash equity trading revenues, net	$112	$103	8.7%

	Six Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Cash Equity Trading Revenues	$703	$705	(0.3)%
Section 31 fees	184	152	21.1%
Transaction-based expenses:
Transaction rebates	(480)	(489)	(1.8)%
Section 31 fees	(184)	(152)	21.1%
Brokerage and clearance fees	(11)	(10)	10.0%
Cash equity trading revenues, net	$212	$206	2.9%
See the discussion in "U.S. Equity Derivative Trading" for an explanation of Section 31 fees for the second quarter of 2024 as compared with the same period in 2023. Section 31 fees increased in the first six months of 2024 compared with the same period in 2023 primarily due to higher trading volumes partially offset by lower average SEC fee rates. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Three Months Ended June 30,
	2024	2023
Total U.S.-listed securities
Total industry average daily share volume (in billions)	11.8	10.8
Matched share volume (in billions)	119.3	113.7
The Nasdaq Stock Market matched market share	15.6%	16.3%
Nasdaq BX matched market share	0.3%	0.4%
Nasdaq PSX matched market share	0.2%	0.4%
Total matched market share executed on Nasdaq’s exchanges	16.1%	17.1%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	42.9%	34.2%
Total market share	59.0%	51.3%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	663,897	687,158
Total average daily value of shares traded (in billions)	$4.7	$4.7
Total market share executed on Nasdaq’s exchanges	73.5%	71.4%

	Six Months Ended June 30,
	2024	2023
Total U.S.-listed securities
Total industry average daily share volume (in billions)	11.8	11.3
Matched share volume (in billions)	236.0	235.5
The Nasdaq Stock Market matched market share	15.7%	16.1%
Nasdaq BX matched market share	0.3%	0.3%
Nasdaq PSX matched market share	0.2%	0.4%
Total matched market share executed on Nasdaq’s exchanges	16.2%	16.8%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	42.2%	32.9%
Total market share	58.4%	49.7%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	665,183	739,480
Total average daily value of shares traded (in billions)	$4.7	$5.0
Total market share executed on Nasdaq’s exchanges	72.6%	70.1%
In the tables above, total market share includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.

Cash equity trading revenues increased in the second quarter of 2024 compared with the same period in 2023 primarily due to higher U.S. industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges and lower gross capture. Cash equity trading revenues was essentially unchanged in the first six months of 2024 compared with the same period in 2023 primarily due to higher U.S. industry trading volumes, offset by lower overall U.S. matched market share executed on Nasdaq's exchanges.
Cash equity trading revenues less transaction-based expenses increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to higher U.S. industry trading volumes and higher capture rate, partially offset by lower overall U.S. matched market share executed on Nasdaq’s exchanges.
Transaction rebates increased in the second quarter of 2024 compared with the same period in 2023 primarily due to higher U.S. industry volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges and lower rebate capture rate. Transaction rebates decreased in the first six months of 2024 compared with the same period in 2023 primarily due to lower U.S. matched market share executed on Nasdaq's exchanges and lower rebate capture rate, partially offset by higher U.S. trading volumes. For The Nasdaq Stock Market and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity.
U.S. Tape Plans
The following tables present revenues from our U.S. Tape plans business:

	Three Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
U.S. Tape plans	$31	$35	(11.4)%

	Six Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
U.S. Tape plans	$59	$72	(18.1)%
U.S. Tape plans revenues decreased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to lower industry-wide usage volume. The decrease in the first six months of 2024 also reflected the impact of one-time industry-wide adjustments.
Other
Other includes Nordic fixed income trading and clearing, Nordic derivatives and Canadian cash equities trading. The following tables present revenues and a key driver from our Other business:

	Three Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Other	$17	$15	13.3%

	Six Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Other	$34	$34	—%
In the tables above, other includes transaction rebates of $5 million for the three months ended June 30, 2024 and 2023, and $11 million for the six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,
	2024	2023
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	251,677	307,754

	Six Months Ended June 30,
	2024	2023
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	246,527	326,687
In the tables above, Nasdaq Nordic and Nasdaq Baltic total average daily volume of options and futures contracts include Finnish option contracts traded on Eurex for which Nasdaq and Eurex have a revenue sharing arrangement. The revenue sharing arrangement ended in the fourth quarter of 2023.
Other revenues increased in the second quarter of 2024 compared with the same period in 2023 primarily due to an increase in Canadian cash equities trading and Nordic fixed income trading and clearing revenues. Other revenues is unchanged in the first six months of 2024 compared with the same period in 2023.
OTHER REVENUES
For the three and six months ended June 30, 2024 and 2023, other revenues include revenues related to our Nordic power trading and clearing business, following our announcement in June 2023 that we entered into an agreement to sell this business. This agreement was subsequently terminated in June 2024. Revenues from this business will continue to be reflected in Other Revenues. Prior to June 2023, these revenues were included in our Market Services and Capital Access Platforms segments.

EXPENSES
Operating Expenses
The following tables present our operating expenses:

	Three Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Compensation and benefits	$328	$261	25.7%
Professional and contract services	39	30	30.0%
Technology and communication infrastructure	69	56	23.2%
Occupancy	27	32	(15.6)%
General, administrative and other	30	22	36.4%
Marketing and advertising	12	9	33.3%
Depreciation and amortization	153	65	135.4%
Regulatory	18	9	100.0%
Merger and strategic initiatives	4	45	(91.1)%
Restructuring charges	56	14	300.0%
Total operating expenses	$736	$543	35.5%

	Six Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Compensation and benefits	$669	$517	29.4%
Professional and contract services	72	61	18.0%
Technology and communication infrastructure	135	110	22.7%
Occupancy	56	71	(21.1)%
General, administrative and other	58	35	65.7%
Marketing and advertising	23	19	21.1%
Depreciation and amortization	308	134	129.9%
Regulatory	28	17	64.7%
Merger and strategic initiatives	13	47	(72.3)%
Restructuring charges	82	33	148.5%
Total operating expenses	$1,444	$1,044	38.3%
The increase in compensation and benefits expense for the second quarter and first six months of 2024 compared with the same periods in 2023 was primarily driven by increased headcount related to Adenza and higher incentive compensation. The increase in the first six months of 2024 also includes a pre-tax charge of $23 million resulting from the finalization of the termination of our pension plan.
Headcount, including employees of non-wholly owned consolidated subsidiaries, increased to 8,658 employees as of June 30, 2024 from 6,565 employees as of June 30, 2023, primarily due to our acquisition of Adenza.
Professional and contract services expense increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to increased legal and consulting expenses.
Technology and communication infrastructure expense increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to an increase in expenses related to the inclusion of Adenza and an increase in investment in technology expense related to our cloud initiatives and software.
Occupancy expense decreased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to $5 million and $18 million in impairment charges and exit related costs recorded in the second quarter and first six months of 2023, respectively, following the abandonment of leased office space.
General, administrative and other expense increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to insurance recoveries related to legal matters recorded in the second quarter and first six months of 2023, as well as increased expenses related to the inclusion of Adenza and higher travel costs in the second quarter and first six months of 2024.
Marketing and advertising expense increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to higher client incentive spending resulting from higher IPO activity.
Depreciation and amortization expense increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to an increase in amortization related to the intangible assets acquired as part of the Adenza acquisition.
Regulatory expense increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to the fine incurred in connection with the SFSA inquiry. See “SFSA Inquiry” of Note 17, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion.

We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years, which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs and vary based on the size and frequency of the activities described above. For the three and six months ended June 30, 2024, and for the three months ended June 30, 2023, these costs primarily relate to the Adenza acquisition. For the three and six months ended June 30, 2024, these costs were partially offset by the recognition of a termination fee due to Nasdaq in the second quarter of 2024, related to the termination of the proposed divestiture of our Nordic power trading and clearing business.
Restructuring charges increased in the second quarter and first six months of 2024 compared with the same periods in 2023 as a result of charges from our Adenza restructuring program and our divisional alignment program. See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion. By 2025, we expect to achieve benefits of the 2022 divisional alignment program through combined annual run-rate operating efficiencies and revenue synergies of approximately $30 million annually. We expect to achieve $80 million of net expense synergies two years following the closing of the Adenza acquisition.
Non-operating Income and Expenses
The following tables present our non-operating income and expenses:

	Three Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Interest income	$6	$8	(25.0)%
Interest expense	(102)	(36)	183.3%
Net interest expense	(96)	(28)	242.9%
Other income (loss)	12	(6)	(300.0)%
Net income (loss) from unconsolidated investees	2	(11)	(118.2)%
Total non-operating expense	$(82)	$(45)	82.2%

	Six Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Interest income	$12	$15	(20.0)%
Interest expense	(211)	(73)	189.0%
Net interest expense	(199)	(58)	243.1%
Other income (loss)	13	(7)	(285.7)%
Net income (loss) from unconsolidated investees	6	3	100.0%
Total non-operating income (expenses)	$(180)	$(62)	190.3%
The following tables present our interest expense:

	Three Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Interest expense on debt	$99	$34	191.2%
Accretion of debt issuance costs and debt discount	2	1	100.0%
Other fees	1	1	—%
Interest expense	$102	$36	183.3%

	Six Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Interest expense on debt	$202	$69	192.8%
Accretion of debt issuance costs and debt discount	7	3	133.3%
Other fees	2	1	100.0%
Interest expense	$211	$73	189.0%
Interest income decreased in the second quarter and first six months of 2024 compared with the same periods in 2023 due to lower average cash balance.
Interest expense increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to debt issued in June 2023 to finance the Adenza acquisition. See “Financing of the Adenza Acquisition,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
Other income (loss) primarily represents realized and unrealized gains and losses from strategic investments related to our corporate venture program.
Net income (loss) from unconsolidated investees increased in the second quarter and first six months of 2024 compared with the same periods in 2023 primarily due to lower income recognized from our equity method investment in OCC. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.

Tax Matters
The following tables present our income tax provision and effective tax rate:

	Three Months Ended June 30,		Percentage Change
	2024	2023
	($ in millions)
Income tax provision	$119	$70	70.0%
Effective tax rate	34.9%	20.8%

	Six Months Ended June 30,		Percentage Change
	2024	2023
	(in millions)
Income tax provision	$198	$165	20.0%
Effective tax rate	30.3%	22.5%
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. These expenses primarily include integration costs, as well as legal, due diligence and other third-party transaction costs. For the three and six months ended June 30, 2024, and for the three months ended June 30, 2023, these costs primarily relate to the Adenza acquisition. For the three and six months ended June 30, 2024, these costs were partially offset by the recognition of a termination fee due to Nasdaq in the second quarter of 2024, related to the termination of the proposed divestiture of our Nordic power trading and clearing business.
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
•Net income (loss) from unconsolidated investees: We exclude our share of the earnings and losses of our equity method investments. This provides a more meaningful analysis of Nasdaq’s ongoing operating performance or comparisons in Nasdaq’s performance between periods. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.

•Other items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq. Other significant items include:
◦Lease asset impairments: For the three and six months ended June 30, 2023, other items include impairment charges related to our operating lease assets and leasehold improvements associated with vacating certain leased office space, which are recorded in occupancy and depreciation and amortization expense in our Condensed Consolidated Statements of Income.
◦Legal and regulatory matters: For the three and six months ended June 30, 2024, other items primarily include settlement of a SFSA fine, see “SFSA Inquiry” of Note 17, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion, and accruals related to certain legal matters. For the six months ended June 30, 2023, other items include insurance recoveries related to certain legal matters. The fine is recorded in regulatory expense and the accruals related to legal matters and insurance recoveries are recorded in professional and contract services and general, administrative and other expense in the Condensed Consolidated Statements of Income.
◦Pension settlement charge: For the six months ended June 30, 2024, we recorded a pre-tax charge as a result of settling our U.S. pension plan. The plan was terminated and partially settled in 2023, with final settlement occurring during the first quarter of 2024. The loss is recorded in compensation and benefits in the Condensed Consolidated Statements of Income. See Note 9, “Retirement Plans,” to the condensed consolidated financial statements for further discussion.
◦Other (income) loss: For the three and six months ended June 30, 2024, other items include net gains from strategic investments entered into through our corporate venture program, which are included in other income (loss) in our Consolidated Statements of Income
•Significant tax items: The non-GAAP adjustment to the income tax provision for all periods primarily includes the tax impact of each non-GAAP adjustment. In addition, for the three and six months ended June 30, 2024, tax items also include a one-time net tax expense of $33 million related to the completion of an intra-group transfer of certain IP assets to our U.S. headquarters.
The following tables present reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended June 30,
	2024	2023
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$222	$267
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	122	37
Merger and strategic initiatives expense	4	45
Restructuring charges	56	14
Lease asset impairments	—	5
Net (income) loss from unconsolidated investees	(2)	11
Legal and regulatory matters	13	—
Other (income) loss	(10)	8
Total non-GAAP adjustments	$183	$120
Total non-GAAP tax adjustments	(41)	(37)
Tax on intra-group transfer of IP assets	33	—
Total non-GAAP adjustments, net of tax	$175	$83
Non-GAAP net income attributable to Nasdaq	$397	$350

U.S. GAAP effective tax rate	34.9%	20.8%
Total adjustments from non-GAAP tax rate	(10.7)%	2.6%
Non-GAAP effective tax rate	24.2%	23.4%

Weighted-average common shares outstanding for diluted earnings per share	578.9	493.6

U.S. GAAP diluted earnings per share	$0.38	$0.54
Total adjustments from non-GAAP net income	0.31	0.17
Non-GAAP diluted earnings per share	$0.69	$0.71

	Six Months Ended June 30,
	2024	2023
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$456	$568
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	244	75
Merger and strategic initiatives expense	13	47
Restructuring charges	82	33
Lease asset impairments	—	23
Net (income) loss from unconsolidated investees	(6)	(3)
Legal and regulatory matters	16	(11)
Pension settlement charge	23	—
Other (income) loss	(9)	9
Total non-GAAP adjustments	$363	$173
Total non-GAAP tax adjustments	(88)	(52)
Tax on intra-group transfer of IP assets	33	—
Total non-GAAP adjustments, net of tax	$308	$121
Non-GAAP net income attributable to Nasdaq	$764	$689

U.S. GAAP effective tax rate	30.3%	22.5%
Total adjustments from non-GAAP tax rate	(5.4)%	1.5%
Non-GAAP effective tax rate	24.9%	24.0%

Weighted-average common shares outstanding for diluted earnings per share	578.9	494.2

U.S. GAAP diluted earnings per share	$0.79	$1.15
Total adjustments from non-GAAP net income	0.53	0.24
Non-GAAP diluted earnings per share	$1.32	$1.39
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
•    a significant decrease in the market price of our common stock; and
•    volatility or disruption in the public debt and equity markets.
The following table summarizes selected measures of our liquidity and capital resources:

	June 30, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$416	$453
Financial investments	174	188
Working capital	(482)	71
The decrease in working capital is primarily driven by the reclassification of the 2025 Notes to short-term debt in the second quarter of 2024, see “Debt Obligations” below, increased deferred revenue due to the acquisition of Adenza, and increased Section 31 fees payable to the SEC.
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of June 30, 2024, our cash and cash equivalents of $416 million were primarily invested in commercial paper, money market funds and bank deposits.

Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $176 million as of June 30, 2024 and $236 million as of December 31, 2023. The remaining balance held in the U.S. totaled $240 million as of June 30, 2024 and $217 million as of December 31, 2023.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Six Months Ended June 30,
	2024	2023
Net cash provided by (used in):	(in millions)
Operating activities	$990	$979
Investing activities	(18)	(292)
Financing activities	(2,333)	4,416
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
Net cash provided by operating activities increased $11 million for the six months ended June 30, 2024 compared with the same period in 2023. The increase was primarily driven by changes in our operating assets and liabilities and timing of various payments and receipts of $40 million, partially offset by a decrease of $29 million driven by the decrease in net income adjusted for certain noncash operating activities.
The changes in our operating assets and liabilities primarily included higher cash inflows from Section 31 fees payable to SEC due to higher Section 31 fee rate as of May 2024, as well as various other increased cash inflows impacting our working capital. This was partially offset by higher cash outflows from receivables, net primarily due to higher Trading Services receivables driven by higher Section 31 fee rate as well as the growth in our index licensing revenues and higher accounts payable and accrued expenses, primarily due to an increase in our accrued interest and interest paid relating to the senior unsecured notes issued in June 2023 in connection with the Adenza acquisition. Non-cash charges in the first six months of 2024 primarily included $308 million of depreciation and amortization and $69 million of share-based compensation.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2024 primarily related to purchases of property and equipment of $91 million and $18 million from other investing activities primarily related to our corporate venture program, partially offset by net proceeds from sales and redemptions of investments related to default funds and margin deposits of $86 million and proceeds from the sales and redemptions of trading securities, net, of $5 million.
Net cash used in investing activities for the six months ended June 30, 2023 primarily related to net purchases of trading securities of $115 million, net purchases of investments related to default funds and margin deposits of $103 million, and purchases of property and equipment of $79 million, partially offset by proceeds of $5 million from other investing activities.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities for the six months ended June 30, 2024 primarily related to a decrease related to our default funds and margin deposits of $1,396 million, $340 million relating to repayment of the 2023 Term Loan, $265 million of dividend payments to our shareholders, $241 million from repayments of our commercial paper, net, $58 million in repurchases of common stock and $54 million of payments related to employee shares withheld for taxes.
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
Financial Investments
Our financial investments totaled $174 million as of June 30, 2024 and $188 million as of December 31, 2023. Of these securities, $167 million as of June 30, 2024 and $168 million as of December 31, 2023 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.

Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of June 30, 2024, our required regulatory capital of $122 million was primarily comprised of highly rated European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, NFSTX, LLC, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of June 30, 2024, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $23 million, substantially all of which is held in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of June 30, 2024, our required regulatory capital of $36 million was primarily invested in European government bills and mortgage bonds and Icelandic government bonds that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of June 30, 2024, other required regulatory capital of $23 million, primarily related to Nasdaq Central Securities Depository, was primarily invested in European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Equity and dividends
Share Repurchase Program
See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends paid per common share on our outstanding common stock:

	2024	2023
First quarter	$0.22	$0.20
Second quarter	0.24	0.22
Total	$0.46	$0.42
See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	June 30, 2024	December 31, 2023
Short-term debt:		(in millions)
Commercial paper		$50	$291
2025 Notes	June 2025	498	$497
Total short-term debt		$548	$788
Long-term debt - senior unsecured notes:
2026 Notes	June 2026	499	499
2028 Notes	June 2028	993	991
2029 Notes	March 2029	639	658
2030 Notes	February 2030	639	658
2031 Notes	January 2031	645	645
2032 Notes	February 2032	795	819
2033 Notes	July 2033	655	674
2034 Notes	February 2034	1,240	1,239
2040 Notes	December 2040	644	644
2050 Notes	April 2050	487	487
2052 Notes	March 2052	541	541
2053 Notes	August 2053	738	738
2063 Notes	June 2063	738	738
2023 Term Loan	November 2026	—	339
2022 Revolving Credit Facility	December 2027	(4)	(4)
Total long-term debt		$9,249	$9,666
Total debt obligations		$9,797	$10,454
In the table above, the 2025 Notes were reclassified to short-term debt as of June 30, 2024, including the balance as of December 31, 2023, for presentation purposes.

For the six months ended June 30, 2024, the weighted average interest rate on our debt obligations was approximately 3.98%. This rate can fluctuate based on changes in interest rates for our variable rate debts, changes in foreign currency exchange rates and changes in the amount and duration of outstanding debt. In addition to the 2022 Revolving Credit Facility, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line. These European credit facilities, which are available in multiple currencies, totaled $181 million as of June 30, 2024 and $191 million as of December 31, 2023 in available liquidity, none of which was utilized.
Financing of the Adenza Acquisition
In June 2023, Nasdaq issued six series of notes for total proceeds of $5,016 million, net of debt issuance costs of $38 million, with various maturity dates ranging from 2025 to 2063. The net proceeds from these notes were used to finance the majority of the cash consideration due in connection with the Adenza acquisition.
In addition, in connection with the financing of the Adenza acquisition, we entered into the 2023 Term Loan agreement. The 2023 Term Loan provided us with the ability to borrow up to $600 million to finance a portion of the cash consideration for the Adenza acquisition and other amounts incurred in connection with this transaction. On November 1, 2023, we borrowed $599 million, net of fees, under this term loan towards payment of the cash consideration due in connection with the Adenza acquisition. As of June 30, 2024 the term loan is fully repaid.
As of June 30, 2024, we were in compliance with the covenants of all of our debt obligations.
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
Financial Investments
As of June 30, 2024, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. If market interest rates were to increase immediately and uniformly by a hypothetical 100 basis points from levels as of June 30, 2024, the fair value of this portfolio would decline by $3 million.
Debt Obligations
As of June 30, 2024, substantially all of our debt obligations were fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 8, “Debt Obligations,” to the condensed consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2022 Revolving Credit Facility and our commercial paper program as these facilities have a variable interest rate. As of June 30, 2024, we have $50 million of outstanding borrowings under our commercial paper program. A hypothetical 100 basis points increase in interest rates on our outstanding commercial paper would increase our annual interest expense by approximately $1 million based on borrowings as of June 30, 2024.

We may utilize interest rate swap agreements to achieve a desired mix of variable and fixed rate debt.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and six months ended June 30, 2024 is presented in the following tables:

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended June 30, 2024
Average foreign currency rate to the U.S. dollar	1.077	0.094	0.731	#	N/A	N/A
Percentage of revenues less transaction-based expenses	9.2%	3.4%	0.7%	3.8%	82.9%	100.0%
Percentage of operating income	16.9%	(10.3)%	(9.1)%	(13.5)%	116.0%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(11)	$(4)	$(1)	$(4)	$—	$(20)
Impact of a 10% adverse currency fluctuation on operating income	$(7)	$(4)	$(4)	$(6)	$—	$(21)

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Six Months Ended June 30, 2024
Average foreign currency rate to the U.S. dollar	1.081	0.095	0.736	#	N/A	N/A
Percentage of revenues less transaction-based expenses	8.4%	3.6%	0.7%	3.5%	83.8%	100.0%
Percentage of operating income	15.9%	(6.9)%	(8.8)%	(12.8)%	112.6%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(19)	$(8)	$(2)	$(8)	$—	$(37)
Impact of a 10% adverse currency fluctuation on operating income	$(13)	$(6)	$(7)	$(11)	$—	$(37)
__________
#    Represents multiple foreign currency rates.
N/A    Not applicable.
The adverse impacts shown in the preceding tables should be viewed individually by currency and not in aggregate due to the correlation between changes in exchange rates for certain currencies.
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
Our primary exposure to net assets in foreign currencies as of June 30, 2024 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$2,812	$281
British Pound	151	15
Norwegian Krone	150	15
Canadian Dollar	117	12
Australian Dollar	97	10
Euro	49	5
In the table above, Swedish Krona includes goodwill of $2,119 million and intangible assets, net of $466 million.
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

Changes in internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended June 30, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2024
Share repurchase program	—	$—	—	$1,890
Employee transactions	459,790	$62.26	N/A	N/A
May 2024
Share repurchase program	—	$—	—	$1,890
Employee transactions	317	$60.87	N/A	N/A
June 2024
Share repurchase program	975,102	$59.08	975,102	$1,832
Employee transactions	9,191	$59.03	N/A	N/A
Total Quarter Ended June 30, 2024
Share repurchase program	975,102	$59.08	975,102	$1,832
Employee transactions	469,298	$62.20	N/A	N/A
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2024, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) except as follows and each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c): (i) on April 26, 2024, Bradley J. Peterson, Executive Vice President and Chief Information Officer/Chief Technology Officer, adopted a Rule 10b5-1 trading plan for the sale of up to 40,000 shares of our common stock, subject to certain conditions and which expires on September 13, 2024 and (ii) on June 13, 2024, John A. Zecca, Executive Vice President and Chief Legal, Risk and Regulatory Officer, adopted a Rule 10b5-1 trading plan for the sale of up to 11,000 shares of our common stock, subject to certain conditions and which expires on June 13, 2025.
Item 6. Exhibits

Exhibit Number

10.1	Form of Nasdaq Restricted Stock Unit Award Certificate (employees).*

10.2	Form of Nasdaq Restricted Stock Unit Award Certificate (directors).*

10.3	Form of Nasdaq Three-Year Performance Share Unit Agreement.*

10.4	Form of Nasdaq Two-Year Performance Share Unit Agreement.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101
The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2024 and 2023; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2024.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	August 6, 2024

By:	/s/ Sarah Youngwood
Name:	Sarah Youngwood
Title:	Executive Vice President and Chief Financial Officer
Date:	August 6, 2024