Form 10-Q
period 2024-09-30
NASDAQ, INC.
filed 2024-10-29
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2024
Common Stock, $0.01 par value per share	574,757,604	shares

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$266	$453
Restricted cash and cash equivalents	42	20
Default funds and margin deposits (including restricted cash and cash equivalents of $5,487 and $6,645, respectively)	5,865	7,275
Financial investments	202	188
Receivables, net	944	929
Other current assets	239	231
Total current assets	7,558	9,096
Property and equipment, net	584	576
Goodwill	14,165	14,112
Intangible assets, net	7,072	7,443
Operating lease assets	388	402
Other non-current assets	793	665
Total assets	$30,560	$32,294

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$289	$332
Section 31 fees payable to SEC	74	84
Accrued personnel costs	314	303
Deferred revenue	663	594
Other current liabilities	229	146
Default funds and margin deposits	5,865	7,275
Short-term debt	499	291
Total current liabilities	7,933	9,025
Long-term debt	9,359	10,163
Deferred tax liabilities, net	1,566	1,642
Operating lease liabilities	399	417
Other non-current liabilities	222	220
Total liabilities	19,479	21,467

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 598,541,046 at September 30, 2024 and 598,014,520 at December 31, 2023; shares outstanding: 574,742,353 at September 30, 2024 and 575,159,336 at December 31, 2023	6	6
Additional paid-in capital	5,477	5,496
Common stock in treasury, at cost: 23,798,693 shares at September 30, 2024 and 22,855,184 shares at December 31, 2023	(643)	(587)
Accumulated other comprehensive loss	(1,952)	(1,924)
Retained earnings	8,184	7,825
Total Nasdaq stockholders’ equity	11,072	10,816
Noncontrolling interests	9	11
Total equity	11,081	10,827
Total liabilities and equity	$30,560	$32,294
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Capital Access Platforms	$501	$456	$1,460	$1,309
Financial Technology	371	238	1,183	700
Market Services	1,022	747	2,700	2,378
Other revenues	8	10	27	30
Total revenues	1,902	1,451	5,370	4,417
Transaction-based expenses:
Transaction rebates	(513)	(447)	(1,478)	(1,377)
Brokerage, clearance and exchange fees	(243)	(64)	(470)	(262)
Revenues less transaction-based expenses	1,146	940	3,422	2,778
Operating expenses:
Compensation and benefits	332	260	1,000	777
Professional and contract services	36	31	108	92
Technology and communication infrastructure	71	58	207	168
Occupancy	28	28	85	99
General, administrative and other	26	26	84	62
Marketing and advertising	11	12	34	30
Depreciation and amortization	153	64	460	198
Regulatory	9	9	37	27
Merger and strategic initiatives	10	4	23	51
Restructuring charges	22	17	103	49
Total operating expenses	698	509	2,141	1,553
Operating income	448	431	1,281	1,225
Interest income	8	72	20	86
Interest expense	(102)	(101)	(313)	(174)
Other income (loss)	1	1	15	(6)
Net income (loss) from unconsolidated investees	1	(12)	7	(8)
Income before income taxes	356	391	1,010	1,123
Income tax provision	51	97	250	262
Net income	305	294	760	861
Net loss attributable to noncontrolling interests	1	—	2	1
Net income attributable to Nasdaq	$306	$294	$762	$862
Per share information:
Basic earnings per share	$0.53	$0.60	$1.32	$1.76
Diluted earnings per share	$0.53	$0.60	$1.32	$1.74
Cash dividends declared per common share	$0.24	$0.22	$0.70	$0.64

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$305	$294	$760	$861
Other comprehensive income (loss):
Foreign currency translation gains (losses)	31	41	(48)	(96)
Income tax benefit (expense)(1)	28	(24)	7	(15)
Foreign currency translation, net	59	17	(41)	(111)

Employee benefit plan adjustment	—	—	19	—
Income tax expense	—	—	(4)	—
Employee benefit plan, net	—	—	15	—

Other	—	—	(2)	—

Total other comprehensive income (loss), net of tax	59	17	(28)	(111)
Comprehensive income	364	311	732	750
Comprehensive loss attributable to noncontrolling interests	1	—	2	1
Comprehensive income attributable to Nasdaq	$365	$311	$734	$751
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on Euro denominated notes.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Shares	$	Shares	$	Shares	$	Shares	$
Common stock	576	6	491	5	575	6	492	5

Additional paid-in capital
Beginning balance		5,528		1,363		5,496		1,445
Share repurchase program	(1)	(88)	—	—	(2)	(145)	(3)	(159)
Share-based compensation	—	37	—	31	3	105	3	90
Other issuances of common stock, net	—	—	—	—	—	21	—	18
Ending balance		5,477		1,394		5,477		1,394

Common stock in treasury, at cost
Beginning balance		(641)		(583)		(587)		(515)
Other employee stock activity	—	(2)	—	(2)	(1)	(56)	(1)	(70)
Ending balance		(643)		(585)		(643)		(585)

Accumulated other comprehensive loss
Beginning balance		(2,011)		(2,119)		(1,924)		(1,991)
Other comprehensive income (loss)		59		17		(28)		(111)
Ending balance		(1,952)		(2,102)		(1,952)		(2,102)

Retained earnings
Beginning balance		8,016		7,569		7,825		7,207
Net income attributable to Nasdaq		306		294		762		862
Cash dividends declared and paid		(138)		(108)		(403)		(314)
Ending balance		8,184		7,755		8,184		7,755

Total Nasdaq stockholders’ equity		11,072		6,467		11,072		6,467

Noncontrolling interests
Beginning balance		10		12		11		13
Net activity related to noncontrolling interests		(1)		—		(2)		(1)
Ending balance		9		12		9		12

Total Equity	575	$11,081	491	$6,479	575	$11,081	491	$6,479

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended September 30,
Cash flows from operating activities:	2024	2023
Net income	$760	$861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	460	198
Share-based compensation	105	90
Deferred income taxes	(62)	44
Extinguishment of debt and bridge fees	—	25
Non-cash restructuring charges	33	12
Net (income) loss from unconsolidated investees	(7)	8
Operating lease asset impairments	—	13
Adenza purchase accounting adjustment	32	—
Other reconciling items included in net income	39	22
Net change in operating assets and liabilities:
Receivables, net	(99)	75
Other assets	(43)	25
Accounts payable and accrued expenses	(43)	110
Section 31 fees payable to SEC	(10)	(224)
Accrued personnel costs	11	(28)
Deferred revenue	8	90
Other liabilities	50	(42)
Net cash provided by operating activities	1,234	1,279
Cash flows from investing activities:
Purchases of securities	(152)	(530)
Proceeds from sales and redemptions of securities	141	427
Purchases of property and equipment	(147)	(116)
Investments related to default funds and margin deposits, net(1)	237	64
Other investing activities	(24)	(3)
Net cash provided by (used in) investing activities	55	(158)
Cash flows from financing activities:
Repayments of commercial paper, net	(291)	(662)
Repayments of term loan	(340)	—
Payment of debt extinguishment cost and bridge fees	—	(25)
Proceeds from issuances of debt, net of issuance costs	—	5,011
Repurchases of common stock	(145)	(159)
Dividends paid	(403)	(314)
Proceeds received from employee stock activity and other issuances	21	18
Payments related to employee shares withheld for taxes	(56)	(70)
Default funds and margin deposits	(1,320)	(779)
Other financing activities	(3)	(1)
Net cash provided by (used in) financing activities	(2,537)	3,019
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(75)	(300)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(1,323)	3,840
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	7,118	6,994
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$5,795	$10,834
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$266	$5,340
Restricted cash and cash equivalents	42	25
Restricted cash and cash equivalents (default funds and margin deposits)	5,487	5,469
Total	$5,795	$10,834
Supplemental Disclosure Cash Flow Information
Interest paid	$315	$89
Income taxes paid, net of refund	$236	$198
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

Pre-Acquisition		**Post-Acquisition**	
Capital Access Platforms	Data & Listings Index Workflow & Insights	**Capital Access Platforms**	Data & Listings Index Workflow & Insights
Anti-Financial Crime	Fraud & AML Surveillance	**Financial Technology**	Financial Crime Management Technology Regulatory Technology • Surveillance • **AxiomSL** Capital Markets Technology • Market Technology • Trade Management Services • **Calypso**
Market Platforms	Marketplace Technology Trading Services	**Market Services**	Trading Services

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
As of September 30, 2024, a total of 5,225 companies listed securities on our U.S., Nasdaq Nordic, Nasdaq Baltic and Nasdaq First North exchanges. As of September 30, 2024, there were 4,039 total listings on The Nasdaq Stock Market, including 712 ETPs. The combined market capitalization in the U.S. was approximately $32.7 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,186 listed companies with a combined market capitalization of approximately $2.3 trillion.
Our Index business develops and licenses Nasdaq-branded indices and financial products. We also license cash-settled futures, options and options on futures on our indices. As of September 30, 2024, 388 ETPs listed on 27 exchanges in over 20 countries tracked a Nasdaq index and accounted for $600 billion in AUM.
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
Capital Markets Technology includes market technology, trade management services and Calypso solutions. Our market technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers, buy-side firms and corporate businesses. Our market technology solutions are utilized by leading markets in North America, Europe and Asia as well as emerging markets in the Middle East, Latin America, and Africa. Our trade management services provide market participants with a wide variety of alternatives for connecting to and accessing our markets for a fee. Our marketplaces may be accessed via a number of different protocols used for quoting, order entry, trade reporting and connectivity to various data feeds. We also provide colocation services to market participants, whereby we offer firms cabinet space and power to house their own equipment and servers within our data centers. Additionally, we offer a number of wireless connectivity offerings between select data centers using millimeter wave and microwave technology. Calypso is a leading provider of front-to-back technology solutions for the financial markets. The Calypso platform provides customers with a single platform designed from the outset to enable consolidation, innovation and growth.
Market Services
Our Market Services segment includes revenues from equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, Nordic commodities and U.S. Tape plans data. We operate 19 exchanges across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in certain countries where we operate exchanges, we also provide clearing, settlement and central depository services. In June 2023, we entered into an agreement to sell our Nordic power trading and clearing business, which was subsequently terminated in June 2024. While we continue to operate Nordic power trading and clearing, and are focused on providing service to our clients, we are evaluating options for this business. Revenues from this business continue to be reflected in Other Revenues in the Condensed Consolidated Statements of Income for all periods, and in our Corporate segment for our segment disclosures. Additionally, certain data revenues from this business that were previously included in our Capital Access Platforms segment are also reflected in Other Revenues in the Condensed Consolidated Statements of Income for all periods, and in our Corporate segment for our segment disclosures.
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
3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Capital Access Platforms
Data & Listing Services	$190	$188
Index	182	144
Workflow & Insights	129	124
Financial Technology
Financial Crime Management Technology	69	58
Regulatory Technology	68	35
Capital Markets Technology	234	145
Market Services, net	266	236
Other revenues	8	10
Revenues less transaction-based expenses	$1,146	$940

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Capital Access Platforms
Data & Listing Services	$562	$559
Index	517	383
Workflow & Insights	381	367
Financial Technology
Financial Crime Management Technology	200	163
Regulatory Technology	253	102
Capital Markets Technology	730	435
Market Services, net	752	739
Other revenues	27	30
Revenues less transaction-based expenses	$3,422	$2,778
Substantially all revenues from the Capital Access Platforms and Financial Technology segments were recognized over time for the three and nine months ended September 30, 2024 and 2023. For the three months ended September 30, 2024 and 2023, approximately 94.6%, and 92.5%, respectively, of Market Services revenues were recognized at a point in time and 5.4%, and 7.5%, respectively, were recognized over time. For the nine months ended September 30, 2024 and 2023, approximately 95.4%, and 92.9%, respectively, of Market Services revenues were recognized at a point in time and 4.6%, and 7.1%, respectively, were recognized over time.

During the third quarter of 2024, as part of finalizing the purchase accounting of the Adenza acquisition, we implemented a change to the accounting treatment of the revenues associated with AxiomSL on-premises subscription contracts, which are included in the Regulatory Technology business within the Financial Technology segment. Starting in the third quarter of 2024, we began recognizing AxiomSL’s subscription-based revenues on a ratable basis over the contract term. The change reflects new information obtained on the frequent and ongoing mandatory updates to AxiomSL's regulatory reporting software, which are critical to the utility and value of the product for the client. As a result of this change, we recognized a one-time revenue reduction of $32 million in the third quarter of 2024, reflecting the net impact of the accounting change since the date of the Adenza acquisition. See Note 4, “Acquisition,” for further discussion on the measurement period adjustment.
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in our Condensed Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $15 million as of September 30, 2024 and $18 million as of December 31, 2023. There were no material upward or downward adjustments to the allowance during the nine months ended September 30, 2024. We do not have obligations for warranties, returns or refunds to customers.
Deferred revenue is the only significant contract asset or liability as of September 30, 2024. Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations. See Note 7, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.
We do not provide disclosures about the transaction price allocated to unsatisfied performance obligations if contract durations are less than one year. For our initial listings, the transaction price allocated to remaining performance obligations is included in deferred revenue, and therefore not included below. For our Financial Crime Management Technology, Regulatory Technology, Capital Markets Technology and Workflow & Insights contracts, the portion of transaction price allocated to unsatisfied performance obligations is presented in the table below. The timing in the table below is based on our best estimates as, for certain contracts, the recognition is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing contracts. To the extent consideration has been received, unsatisfied performance obligations would be included in the table below as well as deferred revenue.
The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of September 30, 2024:

	Financial Crime Management Technology	Regulatory Technology	Capital Markets Technology	Workflow & Insights	Total
	(in millions)
Remainder of 2024	$58	$88	$95	$48	$289
2025	252	320	304	153	1,029
2026	214	170	241	87	712
2027	125	89	166	39	419
2028	42	63	105	16	226
2029+	16	22	219	3	260
Total	$707	$752	$1,130	$346	$2,935
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
At the closing of the transaction, the 85.6 million shares of Nasdaq common stock were issued to Thoma Bravo, the sole shareholder of Adenza, and represented approximately 15% of the outstanding shares of Nasdaq. For further discussion on the rights of common stockholders refer to “Common Stock” of Note 11, “Nasdaq Stockholders’ Equity.” This acquisition is part of our Financial Technology segment.
On July 26, 2024, Nasdaq announced a secondary public offering of 41.6 million shares of our common stock held by Thoma Bravo, which was offered to the public at $65.30 per share. Concurrently, Nasdaq entered into a share repurchase agreement with Thoma Bravo and repurchased 1.2 million shares of our common stock from this offering. Nasdaq used cash on hand and borrowings under our commercial paper program to fund the share repurchase amount of $77 million. At the completion of these transactions, Thoma Bravo held 42.8 million shares of Nasdaq common stock, representing approximately 7.4% of the outstanding shares of Nasdaq.
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
In the third quarter of 2024 we recorded a purchase accounting adjustment to the estimated purchase price allocation shown above, and disclosed as of December 31, 2023. This adjustment relates to the impact of the change from upfront to ratable revenue recognition for AxiomSL on-premises contracts entered into prior to the acquisition date, as described above, and decreased accrued income (which reflects revenue earned but not yet billed and included in receivables above) by $46 million, increased deferred revenue by $56 million and increased goodwill by $77 million, net of a deferred tax asset of $25 million.
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
5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2024:

(in millions)
Capital Access Platforms
Balance at December 31, 2023	$4,214
Foreign currency translation adjustments	(4)
Balance at September 30, 2024	$4,210
Financial Technology
Balance at December 31, 2023	$7,873
Measurement period adjustment	77
Foreign currency translation adjustments	(5)
Balance at September 30, 2024	$7,945
Market Services
Balance at December 31, 2023	$2,025
Foreign currency translation adjustments	(15)
Balance at September 30, 2024	$2,010

Total
Balance at December 31, 2023	$14,112
Measurement period adjustments	77
Foreign currency translation adjustments	(24)
Balance at September 30, 2024	$14,165
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three and nine months ended September 30, 2024 and 2023; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses may result in goodwill impairment charges in the future. See Note 4, “Acquisition,” for a description of the measurement period adjustment recorded during the third quarter of 2024.
Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	September 30, 2024	December 31, 2023
Finite-Lived Intangible Assets	(in millions)
Gross Amount
Technology	$1,235	$1,254
Customer relationships	5,721	5,743
Trade names and other	417	417
Foreign currency translation adjustment	(197)	(194)
Total gross amount	$7,176	$7,220
Accumulated Amortization
Technology	$(299)	$(169)
Customer relationships	(1,096)	(912)
Trade names and other	(38)	(21)
Foreign currency translation adjustment	127	120
Total accumulated amortization	$(1,306)	$(982)
Net Amount
Technology	$936	$1,085
Customer relationships	4,625	4,831
Trade names and other	379	396
Foreign currency translation adjustment	(70)	(74)
Total finite-lived intangible assets	$5,870	$6,238

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(228)	(225)
Total indefinite-lived intangible assets	$1,202	$1,205
Total intangible assets, net	$7,072	$7,443

There was no impairment of intangible assets for the three and nine months ended September 30, 2024 and 2023.
The following tables present our amortization expense for acquired finite-lived intangible assets:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Amortization expense	$122	$37

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Amortization expense	$366	$112

The table below presents the estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $70 million as of September 30, 2024) of acquired finite-lived intangible assets as of September 30, 2024:

(in millions)
Remainder of 2024	$124
2025	499
2026	494
2027	494
2028	460
2029+	3,869
Total	$5,940
6. INVESTMENTS
The following table presents the details of our investments:

	September 30, 2024	December 31, 2023
	(in millions)
Financial investments	$202	$188
Equity method investments	408	380
Equity securities	111	87
Financial Investments
Financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $192 million as of September 30, 2024 and $168 million as of December 31, 2023 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of September 30, 2024 and 2023, our equity method investments primarily included our 40.0% equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. No impairments were recorded for the three and nine months ended September 30, 2024 and 2023.
Net income (loss) recognized from our equity interest in the earnings and losses of these equity method investments, was $1 million and $(12) million for the three months ended September 30, 2024 and 2023, respectively, and $7 million and $(8) million for the nine months ended September 30, 2024 and 2023, respectively.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for substantially all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024 and December 31, 2023, our equity securities primarily represent various strategic minority investments made through our corporate venture program.
7. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the nine months ended September 30, 2024 are reflected in the following table:

	Balance at December 31, 2023	Additions	Revenue Recognized	Adjustments	Balance at September 30, 2024
	(in millions)
Capital Access Platforms:
Initial Listings	$97	$22	$(29)	$—	$90
Annual Listings	3	89	(1)	—	91
Workflow & Insights	180	172	(160)	—	192
Financial Technology:
Financial Crime Management Technology	123	114	(106)	(4)	127
Regulatory Technology	68	38	(55)	56	107
Capital Markets Technology	183	70	(145)	—	108
Other	21	13	(8)	—	26
Total	$675	$518	$(504)	$52	$741
In the above table:
•Additions reflect deferred revenue billed in the current period, net of recognition.
•Revenue recognized includes revenue recognized during the current period that was included in the beginning balance.
•Adjustments reflect foreign currency translation adjustments and the impact of the measurement period adjustment recorded during the third quarter of 2024. See Note 4, “Acquisition,” for a description of the measurement period adjustment.
•Other primarily includes deferred revenue from our non-U.S. listing of additional shares fees and our Index business. These fees are included in our Capital Access Platforms segment.

As of September 30, 2024, we estimate that our deferred revenue will be recognized in the following years:

Fiscal year ended:	2024	2025	2026	2027	2028	2029+	Total
	(in millions)
Capital Access Platforms:
Initial Listings	$10	$31	$26	$14	$5	$4	$90
Annual Listings	91	—	—	—	—	—	91
Workflow & Insights	87	105	—	—	—	—	192
Financial Technology:
Financial Crime Management Technology	61	66	—	—	—	—	127
Regulatory Technology	48	59	—	—	—	—	107
Capital Markets Technology	63	41	2	2	—	—	108
Other	7	10	6	3	—	—	26
Total	$367	$312	$34	$19	$5	$4	$741
In the above table, 2024 represents the remaining three months of 2024.
Deferred revenue that will be recognized beyond September 30, 2025 is included in other non-current liabilities in the Condensed Consolidated Balance Sheets. The timing of recognition of deferred revenue related to certain contracts represents our best estimates as the recognition is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing contracts.
8. DEBT OBLIGATIONS
The following table presents the carrying amounts of our debt outstanding, net of unamortized debt issuance costs:

	September 30, 2024	December 31, 2023
Short-term debt:	(in millions)
Commercial paper	$—	$291
2025 Notes, $500 million, 5.650% notes due June 28, 2025	499	497
Total short-term debt	$499	$788
Long-term debt - senior unsecured notes:
2026 Notes, $500 million, 3.850% notes due June 30, 2026	499	499
2028 Notes, $1 billion, 5.350% notes due June 28, 2028	993	991
2029 Notes, €600 million, 1.75% notes due March 28, 2029	665	658
2030 Notes, €600 million, 0.875% notes due February 13, 2030	664	658
2031 Notes, $650 million, 1.650% notes due January 15, 2031	645	645
2032 Notes, €750 million, 4.500% notes due February 15, 2032	827	819
2033 Notes, €615 million, 0.900% notes due July 30, 2033	681	674
2034 Notes $1.25 billion, 5.550% notes due February 15, 2034	1,240	1,239
2040 Notes, $650 million, 2.500% notes due December 21, 2040	644	644
2050 Notes, $500 million, 3.250% notes due April 28, 2050	487	487
2052 Notes, $550 million, 3.950% notes due March 7, 2052	541	541
2053 Notes, $750 million, 5.950% notes due August 15, 2053	738	738
2063 Notes, $750 million, 6.100% notes due June 28, 2063	738	738
2023 Term Loan	—	339
2022 Revolving Credit Facility	(3)	(4)
Total long-term debt	$9,359	$9,666
Total debt obligations	$9,858	$10,454
In the table above, the 2025 Notes were reclassified to short-term debt as of September 30, 2024, including the balance as of December 31, 2023, for presentation purposes.
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

Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other outstanding senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of September 30, 2024, the amounts in the table above reflect the aggregate principal amount, less the unamortized debt issuance costs, which are being accreted through interest expense over the life of the applicable notes. The accretion of these costs was $8 million for the nine months ended September 30, 2024. Our Euro denominated notes are adjusted for the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes may be redeemed by Nasdaq at any time, subject to a make-whole amount.
Upon a change of control triggering event (as defined in the various supplemental indentures governing the applicable notes), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.
The 2029 Notes, 2030 Notes, 2032 Notes and 2033 Notes pay interest annually. All other notes pay interest semi-annually. The U.S. dollar senior unsecured notes coupon rates may vary with Nasdaq’s debt rating, to the extent Nasdaq is downgraded below investment grade, up to an upward rate adjustment not to exceed 2%.
Net Investment Hedge
Our Euro denominated notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these notes is recorded in accumulated other comprehensive loss within Nasdaq’s stockholders’ equity in the Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2024, the impact of translation increased the U.S. dollar value of our Euro denominated notes by $25 million.
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
2023 Term Loan
In June 2023, in connection with the financing of the Adenza acquisition, we entered into a term loan credit agreement, or the 2023 Term Loan. The 2023 Term Loan provided us with the ability to borrow up to $600 million to finance a portion of the cash consideration for the Adenza acquisition, for repayment of certain debt of Adenza and its subsidiaries, and to pay fees, costs and expenses related to the transaction. On November 1, 2023, we borrowed $599 million, net of fees, under this term loan towards payment of the cash consideration due in connection with the Adenza acquisition. As of September 30, 2024 the term loan is fully repaid.
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
As of September 30, 2024, no amounts were outstanding on the 2022 Revolving Credit Facility. The $(3) million balance represents unamortized debt issuance costs which are being accreted through interest expense over the life of the credit facility.
Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR (or a successor rate to SOFR), the base rate (as defined in the 2022 Revolving Credit Facility agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.100% to 0.250%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and nine months ended September 30, 2024 and 2023.
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
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line. These credit facilities, in aggregate, totaled $189 million as of September 30, 2024 and $191 million as of December 31, 2023 in available liquidity, none of which was utilized. Generally, these facilities each have a one-year term. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and nine months ended September 30, 2024 and 2023.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of September 30, 2024, we were in compliance with the covenants of all of our debt obligations.
9. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) plan, which is a voluntary defined contribution savings plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. The following table presents the savings plan expense for the three and nine months ended September 30, 2024 and 2023, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Savings Plan expense	$5	$4	$14	$14
Pension and Supplemental Executive Retirement Plans
Prior to 2024, we maintained non-contributory, defined-benefit pension plan, nonqualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred.
In June 2023, we terminated our U.S. pension plan and took steps to wind down the plan and transfer the resulting liability to an insurance company, which started in 2023 and was completed in 2024. These steps included settling all future obligations under our U.S. pension plan through a combination of lump sum payments to eligible, electing participants (completed in 2023) and the transfer of any remaining benefits to a third-party insurance company through a group annuity contract. In connection with the plan termination and partial settlement, a pre-tax charge of $9 million was recorded to compensation and benefits expense in 2023. We finalized the transfer of any remaining benefits during the first quarter of 2024 and recorded an additional settlement pre-tax charge of $23 million to compensation and benefits expense in the Condensed Consolidated Statements of Income. This was offset by a $19 million adjustment to Other Comprehensive Income and a $4 million cash settlement.
The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Retirement Plans expense	$8	$6	$47	$19
Nonqualified Deferred Compensation Plan
We sponsor a nonqualified deferred compensation plan, the Nasdaq, Inc. Deferred Compensation Plan. This plan provides certain eligible employees with the opportunity to defer a portion of their annual salary and bonus up to certain approval limits. All deferrals and associated earnings are our general unsecured obligations and were immaterial for the three and nine months ended September 30, 2024 and 2023.
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

Summary of Share-Based Compensation Expense
The following table presents the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2024 and 2023, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Share-based compensation expense before income taxes	$37	$31	$105	$90
Common Shares Available Under Our Equity Plan
As of September 30, 2024, we had approximately 22.8 million shares of common stock authorized for future issuance under our Equity Plan.
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
Summary of Restricted Stock Activity
The following table summarizes our restricted stock activity for the nine months ended September 30, 2024:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	4,209,299	$51.15
Granted	1,823,569	59.83
Vested	(1,479,226)	44.72
Forfeited	(223,054)	55.26
Unvested at September 30, 2024	4,330,588	$55.59
As of September 30, 2024, $146 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 2.3 years.
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

The following weighted-average assumptions were used to determine the weighted-average fair values of the outstanding PSU awards granted under the three-year PSU program during the nine months ended September 30, 2024 and 2023:

	2024 Grants	2023 Grant
Weighted-average risk-free interest rate	4.51%	3.75%
Expected volatility	24.50%	23.88%
Weighted-average grant date share price	$62.28	$54.40
Weighted-average fair value at grant date	$78.43	$52.56
Summary of PSU Activity
The following table summarizes our PSU activity for the nine months ended September 30, 2024:

	PSUs
	Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	2,008,322	$62.86
Granted	1,275,336	73.75
Vested	(961,331)	73.14
Forfeited	(97,671)	61.30
Unvested at September 30, 2024	2,224,656	$64.72
In the table above, in addition to the annual employee grant described above, the granted amount also includes additional awards granted based on overachievement of performance metrics.
As of September 30, 2024, the total unrecognized compensation cost related to the PSU program is $76 million and is expected to be recognized over a weighted-average period of 1.4 years.
Stock Options
There were no stock option awards granted for the nine months ended September 30, 2024. There were no stock options exercised for the nine months ended September 30, 2024 and 2023.
A summary of our outstanding and exercisable stock options at September 30, 2024 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Outstanding at September 30, 2024	1,420,323	$41.79	4.4	$44
Exercisable at September 30, 2024	806,451	$22.23	2.3	$41
As of September 30, 2024, the aggregate pre-tax intrinsic value of the outstanding and exercisable stock options in the above table was $44 million and represents the difference between our closing stock price on September 30, 2024 of $73.01 and the exercise price, times the number of shares that would have been received by the option holder had the option holder exercised the stock options on that date. This amount can change based on the fair market value of our common stock. As of September 30, 2024 and 2023, 0.8 million outstanding stock options were exercisable and the exercise price was $22.23.
ESPP
We have an ESPP under which approximately 11.0 million shares of our common stock were available for future issuance as of September 30, 2024. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees.
11. NASDAQ STOCKHOLDERS’ EQUITY
Common Stock
As of September 30, 2024, 900,000,000 shares of our common stock were authorized, 598,541,046 shares were issued and 574,742,353 shares were outstanding. As of December 31, 2023, 900,000,000 shares of our common stock were authorized, 598,014,520 shares were issued and 575,159,336 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 23,798,693 shares of common stock in treasury as of September 30, 2024 and 22,855,184 shares as of December 31, 2023, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As of September 30, 2024, the remaining aggregate authorized amount under the existing share repurchase program was $1.7 billion.

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
The following is a summary of our share repurchase activity, reported based on settlement date, for the nine months ended September 30, 2024:

Nine Months Ended September 30, 2024
Number of shares of common stock repurchased	2,344,609
Average price paid per share	$61.94
Total purchase price (in millions)	$145
In the table above, the number of shares of common stock repurchased excludes an aggregate of 943,509 shares withheld to satisfy tax obligations of the grantee upon the vesting of restricted stock and PSUs, and these repurchases are excluded from our repurchase program. Shares repurchased pursuant to the stock repurchase agreement with Thoma Bravo executed in July 2024 are included in the table above. See Note 4, “Acquisition,” for further discussion.
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of September 30, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During the first nine months of 2024, our board of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 29, 2024	$0.22	March 14, 2024	$127	March 28, 2024
April 24, 2024	0.24	June 14, 2024	138	June 28, 2024
July 24, 2024	0.24	September 13, 2024	138	September 27, 2024
			$403
The total amount paid of $403 million was recorded in retained earnings within Nasdaq’s stockholders’ equity in the Condensed Consolidated Balance Sheets at September 30, 2024.
In October 2024, the board of directors approved a regular quarterly cash dividend of $0.24 per share on our outstanding common stock. The dividend is payable on December 20, 2024 to shareholders of record at the close of business on December 6, 2024. The estimated aggregate payment of this dividend is $138 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the intention to provide shareholders with regular and increasing dividends as earnings and cash flows increase.
12. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2024	2023
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$306	$294
Denominator:
Weighted-average common shares outstanding for basic earnings per share	575,120,541	491,315,824
Weighted-average effect of dilutive securities - Employee equity awards	3,896,663	2,796,138
Weighted-average common shares outstanding for diluted earnings per share	579,017,204	494,111,962
Basic and diluted earnings per share:
Basic earnings per share	$0.53	$0.60
Diluted earnings per share	$0.53	$0.60

	Nine Months Ended September 30,
	2024	2023
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$762	$862
Denominator:
Weighted-average common shares outstanding for basic earnings per share	575,647,283	490,680,174
Weighted-average effect of dilutive securities - Employee equity awards	3,317,144	3,495,584
Weighted-average common shares outstanding for diluted earnings per share	578,964,427	494,175,758
Basic and diluted earnings per share:
Basic earnings per share	$1.32	$1.76
Diluted earnings per share	$1.32	$1.74

In the preceding table, employee equity awards from our PSU program, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three and nine months ended September 30, 2024 and 2023.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$192	$192	$—	$—
Swedish mortgage bonds	7	—	7	—
Time deposits	3	—	3	—
Total assets at fair value	$202	$192	$10	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$170	$170	$—	$—
State-owned enterprises and municipal securities	11	—	11	—
Swedish mortgage bonds	7	—	7	—
Total assets at fair value	$188	$170	$18	$—
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
We also consider our debt obligations to be financial instruments. As of September 30, 2024, the majority of our debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2022 Revolving Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. We are also exposed to changes in interest rates on amounts outstanding from the sale of commercial paper under our commercial paper program. The fair value of our remaining debt obligations utilizing discounted cash flow analyses for our floating rate debt, and prevailing market rates for our fixed rate debt was $9.5 billion as of September 30, 2024 and $10.0 billion as of December 31, 2023. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of September 30, 2024 and December 31, 2023, there were no non-financial assets measured at fair value on a non-recurring basis.

14. CLEARING OPERATIONS
Nasdaq Clearing
Nasdaq Clearing is authorized and supervised under EMIR as a multi-asset clearinghouse by the SFSA. Such authorization is effective for all member states of the European Union and certain other non-member states that are part of the European Economic Area, including Norway. The clearinghouse acts as the CCP for exchange and OTC trades in equity derivatives, fixed income derivatives, resale and repurchase contracts, power derivatives, emission allowance derivatives, and seafood derivatives. In June 2023, we entered into an agreement to sell our Nordic power trading and clearing business, which was subsequently terminated in June 2024. While we continue to operate Nordic power trading and clearing, and are focused on providing service to our clients, we are evaluating options for this business.
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
Default Fund Contributions and Margin Deposits
As of September 30, 2024, clearing member default fund contributions and margin deposits were as follows:

	September 30, 2024
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$1,052	$148	$1,200
Margin deposits	4,813	5,961	10,774
Total	$5,865	$6,109	$11,974
Of the total default fund contributions of $1,200 million, Nasdaq Clearing can utilize $1,107 million as capital resources in the event of a counterparty default. The remaining balance of $93 million pertains to member posted surplus balances.
Our clearinghouse holds material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits.
Clearing member cash contributions are maintained in demand deposits held at central banks and large, highly rated financial institutions or secured through direct investments, primarily central bank certificates and highly rated European government debt securities with original maturities primarily one year or less, reverse repurchase agreements and multilateral development bank debt securities. Investments in reverse repurchase agreements range in maturity from 1 to 7 days and are secured with highly rated government securities and multilateral development banks. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements.
Nasdaq Clearing has invested the total cash contributions of $5,865 million as of September 30, 2024 and $7,275 million as of December 31, 2023, in accordance with its investment policy as follows:

	September 30, 2024	December 31, 2023
	(in millions)
Demand deposits	$3,932	$5,344
Central bank certificates	1,555	1,301
Restricted cash and cash equivalents	$5,487	$6,645
European government debt securities	24	306
Reverse repurchase agreements	192	209
Multilateral development bank debt securities	162	115
Investments	$378	$630
Total	$5,865	$7,275

In the preceding table, the change from December 31, 2023 to September 30, 2024 includes currency translation adjustments of $75 million for restricted cash and cash equivalents and $15 million for investments.
For the nine months ended September 30, 2024 and 2023, investments related to default funds and margin deposits, net includes purchases of investment securities of $27,301 million and $33,506 million respectively, and proceeds from sales and redemptions of investment securities of $27,538 million, and $33,570 million respectively.
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
In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of September 30, 2024, Nasdaq Clearing committed capital totaling $140 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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

As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of September 30, 2024.
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
Liability Waterfall
The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral and default fund contribution would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:
•junior capital contributed by Nasdaq Clearing, which totaled $43 million as of September 30, 2024;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis; and
•fully segregated senior capital for each specific market contributed by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $21 million as of September 30, 2024.
If additional funds are needed after utilization of the liability waterfall, or if part of the waterfall has been utilized and needs to be replenished, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.
In addition to the capital held to withstand counterparty defaults described above, Nasdaq Clearing also has committed capital of $76 million to ensure that it can handle an orderly wind-down of its operation, and that it is adequately protected against investment, operational, legal, and business risks.
Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative contracts outstanding prior to netting:

September 30, 2024
(in millions)
Commodity and seafood options, futures and forwards	$34
Fixed-income options and futures	888
Stock options and futures	162
Index options and futures	53
Total	$1,137
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
Derivative Contracts Cleared
The following table presents the total number of derivative contracts cleared through Nasdaq Clearing for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Commodity and seafood options, futures and forwards	165,641	172,222
Fixed-income options and futures	14,306,316	14,437,712
Stock options and futures	17,592,459	15,584,780
Index options and futures	26,833,338	30,059,441
Total	58,897,754	60,254,155
In the table above, the total volume in cleared power related to commodity contracts was 110 Terawatt hours (TWh) and 284 TWh for the nine months ended September 30, 2024 and 2023, respectively.

Resale and Repurchase Agreements Contracts Outstanding and Cleared
The outstanding contract value of resale and repurchase agreements was $2.1 billion and $1.9 billion as of September 30, 2024 and 2023, respectively. The total number of resale and repurchase agreements contracts cleared was 3,706,152 and 3,519,163 for the nine months ended September 30, 2024 and 2023, respectively.
15. LEASES
We have operating leases, which are primarily real estate leases, predominantly for our U.S. and European headquarters, data centers and for general office space. The following table provides supplemental balance sheet information related to Nasdaq’s operating leases:

Leases	Balance Sheet Classification	September 30, 2024	December 31, 2023
Assets:		(in millions)
Operating lease assets	Operating lease assets	$388	$402

Liabilities:
Current lease liabilities	Other current liabilities	$59	$62
Non-current lease liabilities	Operating lease liabilities	399	417
Total lease liabilities		$458	$479
The following table summarizes Nasdaq’s lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Operating lease cost	$19	$19	$59	$68
Variable lease cost	10	10	28	32
Sublease income	(1)	(1)	(2)	(1)
Total lease cost	$28	$28	$85	$99
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

September 30, 2024
(in millions)
Remainder of 2024	$20
2025	73
2026	60
2027	56
2028	54
2029+	283
Total lease payments	$546
Less: interest	(88)
Present value of lease liabilities	$458
In the table above, interest is calculated using the interest rate for each lease. Present value of lease liabilities includes the current portion of $59 million.
Total lease payments in the table above excludes $76 million of legally binding minimum lease payments for leases signed but not yet commenced. This primarily relates to a new lease signed in the first quarter of 2024 for our European headquarters. This lease will commence in 2025 with a lease term of 10 years. These payments also include a data center lease for which we have not yet obtained full control of the leased premises.
The following table provides information related to Nasdaq’s lease term and discount rate:

September 30, 2024
Weighted-average remaining lease term (in years)	9.2

Weighted-average discount rate	3.9%

The following table provides supplemental cash flow information related to Nasdaq’s operating leases:

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$64	$57

Lease assets obtained in exchange for operating lease liabilities	$28	$8
16. INCOME TAXES
Income Tax Provision
The following tables present our income tax provision and effective tax rate:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Income tax provision	$51	$97
Effective tax rate	14.3%	24.8%

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Income tax provision	$250	$262
Effective tax rate	24.8%	23.3%
The lower effective tax rate for the three months ended September 30, 2024 was primarily due to a reduction in U.S. taxes on international income related to the changes in our tax profile from recent acquisitions and the purchase of energy tax credits made available under the Inflation Reduction Act. The higher effective tax rate for the nine months ended September 30, 2024 included the completion of an intra-group transfer of certain intellectual property, or IP, assets to our U.S. headquarters, which resulted in a one-time net tax expense of $33 million, partially offset by the items mentioned above. The effective tax rate in 2023 included a higher tax benefit from a favorable audit settlement.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return, applicable state and local income tax returns and non-U.S. income tax returns. We are subject to examination by federal, state and local, and foreign tax authorities. Our federal income tax return is under audit for tax year 2018 and is subject to examination by the Internal Revenue Service for the years 2020 through 2023. Several state tax returns are currently under examination by the respective tax authorities for the years 2014 through 2022. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2018 through 2023.
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
17. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $4 million as of September 30, 2024 and December 31, 2023. As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $189 million as of September 30, 2024 and $191 million as of December 31, 2023 in available liquidity, none of which was utilized.
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
Legal and Regulatory Matters
CFTC Matter
In August 2024, following an inquiry that resulted in the issuance of a Wells notice in June 2022, the CFTC issued an order alleging certain violations of the Commodity Exchange Act and CFTC regulations by NASDAQ Futures, Inc. (“NFX”), a non-operational, wholly-owned subsidiary of Nasdaq, during the period from July 2015 through July 2018. The CFTC also announced that NFX had consented to the entry of the order, without admitting or denying any of its findings or conclusions, to pay a civil monetary penalty, of an immaterial amount, for which we have previously accrued, to cease and desist from violating in the future certain provisions of the Commodity Exchange Act and CFTC regulations, and to abide by certain undertakings relating to cooperation and public statements. Nasdaq sold NFX’s futures exchange business to a third-party in November 2019, including the portfolio of open interest in NFX contracts. During 2020, all remaining open interest in NFX contracts was migrated to other exchanges and NFX ceased operation.
European Commission Matter
In September 2024, the European Commission conducted an inspection at the Nasdaq Stockholm offices. The inspection related to a potential competition law concern regarding the trading of Nordics financial derivatives. We have been cooperating with the European Commission, but are uncertain about the duration or ultimate outcome of the European Commission’s review, or to the extent there is any finding against us, the nature of any remedies or the amount of any fines.
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

The following tables present certain information regarding our business segments for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Capital Access Platforms
Total revenues	$501	$456
Operating income	290	254
Financial Technology
Total revenues	405	238
Operating income	182	95
Market Services
Total revenues	1,022	747
Transaction-based expenses	(756)	(511)
Revenues less transaction-based expenses	266	236
Operating income	161	136
Corporate Items
Total revenues	(26)	10
Operating loss	(185)	(54)
Consolidated
Total revenues	$1,902	$1,451
Transaction-based expenses	(756)	(511)
Revenues less transaction-based expenses	$1,146	$940
Operating income	$448	$431

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Capital Access Platforms
Total revenues	$1,460	$1,309
Operating income	840	720
Financial Technology
Total revenues	1,217	700
Operating income	556	279
Market Services
Total revenues	2,700	2,378
Transaction-based expenses	(1,948)	(1,639)
Revenues less transaction-based expenses	752	739
Operating income	439	440
Corporate Items
Total revenues	(7)	30
Operating loss	(554)	(214)
Consolidated
Total revenues	$5,370	$4,417
Transaction-based expenses	(1,948)	(1,639)
Revenues less transaction-based expenses	$3,422	$2,778
Operating income	$1,281	$1,225

The following tables summarize our Corporate Items:

	Three Months Ended September 30,
	2024	2023
	(in millions)
Revenues:
Divested businesses	$8	$10
Adenza purchase accounting adjustment	(34)	—
Expenses:
Amortization expense of acquired intangible assets	122	37
Merger and strategic initiatives expense	10	4
Restructuring charges	22	17
Expenses - divested businesses	4	4
Other	1	2
Total expenses	$159	$64
Operating loss	$(185)	$(54)

	Nine Months Ended September 30,
	2024	2023
	(in millions)
Revenues:
Divested businesses	$27	$30
Adenza purchase accounting adjustment	(34)	—
Expenses:
Amortization expense of acquired intangible assets	366	112
Merger and strategic initiatives expense	23	51
Restructuring charges	103	49
Lease asset impairments	—	24
Legal and regulatory matters	16	(10)
Pension Settlement	23	—
Expenses - divested businesses	12	16
Other	4	2
Total expenses	$547	$244
Operating loss	$(554)	$(214)
For further discussion of our segments’ results, see “Segment Operating Results,” of “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The items in the preceding tables are allocated to Corporate Items in our management reports as we believe they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance. Management does not consider these items for the purpose of evaluating the performance of our segments or their managers or when making decisions to allocate resources. Therefore, we believe performance measures excluding the below items provide management with a useful representation of our segments’ ongoing activity in each period. These items, which are presented in the tables above, include the following:
•Revenues and expenses - divested businesses: In June 2023, we entered into an agreement to sell our Nordic power trading and clearing business, which was subsequently terminated in June 2024. While we continue to operate Nordic power trading and clearing and are focused on providing service to our clients, we are evaluating options for this business. Revenues and expenses related to this business for the three and nine months ended September 30, 2024 and 2023, continue to be included as revenues and expenses - divested businesses. Historically, these amounts were included in our Market Services and Capital Access Platforms results.
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. For the three and nine months ended September 30, 2024 and 2023, these costs primarily relate to the Adenza acquisition. For the nine months ended September 30, 2024, these costs were partially offset by receipt of a fee related to the termination of the proposed divestiture of our Nordic power trading and clearing business.
•Restructuring charges: In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. In September 2024, we completed our divisional alignment program. See Note 19, “Restructuring Charges,” for further discussion of these plans.
•Other items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. Other items primarily include:
◦Adenza purchase accounting adjustment: As discussed in Note 3, “Revenue from Contracts with Customers,” during the third quarter of 2024, as part of finalizing the purchase accounting of the Adenza acquisition, a one-time net revenue reduction of $32 million was recorded in our Financial Technology segment, reflecting the net impact of the accounting change on AxiomSL subscription revenue from the date of the Adenza acquisition. For purposes of evaluating the performance of our segments, we have excluded the reduction of $34 million as this relates to the prior year impact of this change. We have not excluded the $2 million offsetting current year impact of this change.
◦Lease asset impairments: For the nine months ended September 30, 2023, this included impairment charges related to our operating lease assets and leasehold improvements associated with vacating certain leased office space, which are recorded in occupancy and depreciation and amortization expense in our Condensed Consolidated Statements of Income.
◦Legal and regulatory matters: For the nine months ended September 30, 2024, this primarily related to the settlement of a previously disclosed SFSA inquiry, and accruals related to certain legal matters. For the nine months ended September 30, 2023, this primarily included insurance recoveries related to certain legal matters. The fine is recorded in regulatory expense and the accruals and insurance recoveries are recorded in professional and contract services and general, administrative and other expense in the Condensed Consolidated Statements of Income.
◦Pension settlement charge: For the nine months ended September 30, 2024, we recorded a pre-tax charge as a result of settling our U.S. pension plan. The plan was terminated and partially settled in 2023, with final settlement occurring during the first quarter of 2024. The pre-tax charge is recorded in compensation and benefits in the Condensed Consolidated Statements of Income. See Note 9, “Retirement Plans,” for further discussion.

19. RESTRUCTURING CHARGES
In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. In connection with this program, we expect to incur approximately $80 million in pre-tax charges principally related to employee-related costs, contract terminations and other related costs. We expect to achieve benefits primarily in the form of expense and revenue synergies.
In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. As of September 30, 2024, we completed our divisional alignment program and recognized total pre-tax charges of $139 million over a two-year period, within the anticipated range of $115 million to $145 million.
Costs related to these programs are recorded as restructuring charges in the Condensed Consolidated Statements of Income.

The following table presents a summary of the Adenza restructuring program and our divisional alignment program charges for the three and nine months ended September 30, 2024 and 2023 as well as total program costs incurred since the inception date of each program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)
Asset impairment charges
Adenza restructuring	$—	$—	$24	$—
Divisional realignment	5	—	9	12
Consulting services
Adenza restructuring	1	—	4	—
Divisional realignment	6	9	27	20
Employee-related costs
Adenza restructuring	3	—	15	—
Divisional realignment	2	4	8	10
Other
Adenza restructuring	1	—	6	—
Divisional realignment	4	4	10	7
Total restructuring charges	$22	$17	$103	$49

Total Program Costs Incurred
Adenza restructuring	$59
Divisional realignment	$139

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q. The period over period percentages below are calculated based on exact dollars, and therefore may not recalculate exactly using rounded numbers as presented in millions in the tables below.
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
Third Quarter 2024 and Recent Developments
•    Nasdaq’s Index business achieved another record in Index ETP AUM, averaging $575 billion during the third quarter of 2024 and reaching $600 billion at quarter-end.
•Nasdaq strengthened its listings leadership in the U.S. in the third quarter of 2024 with a 85% win rate of eligible operating companies.
•In the third quarter of 2024, Nasdaq achieved a record quarter of U.S. equity derivatives net revenue of $107 million, with multi-listed U.S. options market share once again surpassing 30% in the quarter and 19% growth in U.S. index options volume.
•In the third quarter of 2024, we returned $138 million to shareholders through dividend payments and $88 million in repurchases of our common stock.
•In October 2024, the board of directors approved a regular quarterly cash dividend of $0.24 per share on our outstanding common stock.

Nasdaq’s Operating Results
The following tables summarize our financial performance for the three and nine months ended September 30, 2024 compared to the same periods in 2023. The comparability of our results of operations between reported periods is impacted by the acquisition of Adenza in November 2023. See Note 4, “Acquisition,” to the condensed consolidated financial statements for further discussion. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended September 30,		Percentage Change
	2024	2023
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$1,146	$940	21.9%
Operating expenses	698	509	37.3%
Operating income	$448	$431	3.7%
Net income attributable to Nasdaq	$306	$294	3.9%
Diluted earnings per share	$0.53	$0.60	(11.3)%
Cash dividends declared per common share	$0.24	$0.22	9.1%

	Nine Months Ended September 30,		Percentage Change
	2024	2023
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$3,422	$2,778	23.2%
Operating expenses	2,141	1,553	37.9%
Operating income	$1,281	$1,225	4.5%
Net income attributable to Nasdaq	$762	$862	(11.6)%
Diluted earnings per share	$1.32	$1.74	(24.6)%
Cash dividends declared per common share	$0.70	$0.64	9.4%
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
The following chart summarizes our quarterly annualized SaaS revenues for Solutions, which comprises our Capital Access Platforms and Financial Technology segments, for September 30, 2024 and 2023 (in millions):

Segment Operating Results
The following tables present our revenues by segment:

	Three Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Capital Access Platforms	$501	$456	9.7%
Financial Technology	371	238	56.0%
Market Services	1,022	747	36.7%
Other revenues	8	10	(13.3)%
Total revenues	$1,902	$1,451	31.0%
Transaction rebates	(513)	(447)	14.7%
Brokerage, clearance and exchange fees	(243)	(64)	278.1%
Total revenues less transaction-based expenses	$1,146	$940	21.9%

	Nine Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Capital Access Platforms	$1,460	$1,309	11.6%
Financial Technology	1,183	700	68.9%
Market Services	2,700	2,378	13.6%
Other revenues	27	30	(10.9)%
Total revenues	$5,370	$4,417	21.6%
Transaction rebates	(1,478)	(1,377)	7.3%
Brokerage, clearance and exchange fees	(470)	(262)	79.9%
Total revenues less transaction-based expenses	$3,422	$2,778	23.2%
The following charts present our Capital Access Platforms, Financial Technology and Market Services segments as a percentage of our total revenues, less transaction-based expenses.

CAPITAL ACCESS PLATFORMS
The following tables present revenues from our Capital Access Platforms segment:

	Three Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Data & Listing Services	$190	$188	1.0%
Index	182	144	26.4%
Workflow & Insights	129	124	3.6%
Total Capital Access Platforms	$501	$456	9.7%

	Nine Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Data & Listing Services	$562	$559	0.5%
Index	517	383	35.3%
Workflow & Insights	381	367	3.8%
Total Capital Access Platforms	$1,460	$1,309	11.6%

	As of September 30,
	2024	2023
ARR (in millions)	$1,254	$1,222
Data & Listing Services Revenues
The following tables present key drivers from our Data & Listing Services business:

	Three Months Ended September 30,
	2024	2023
IPOs
The Nasdaq Stock Market	48	39
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1	—
Total new listings
The Nasdaq Stock Market	138	87
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	6	3

	Nine Months Ended September 30,
	2024	2023
IPOs
The Nasdaq Stock Market	114	102
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	7	3
Total new listings
The Nasdaq Stock Market	301	230
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	18	16

	As of September 30,
	2024	2023
ARR (in millions)	$683	$679
Number of listed companies
The Nasdaq Stock Market	4,039	4,086
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,186	1,236
In the table above:
•For the three months ended September 30, 2024 and 2023, IPOs included 15 and 4 SPACs, respectively. For the nine months ended September 30, 2024 and 2023, IPOs included 28 and 19 SPACs, respectively. The number of total listed companies on The Nasdaq Stock Market for the nine months ended September 30, 2024 and 2023 included 712 and 570 ETPs, respectively.
•IPOs, new listings (which includes IPOs) and total listed companies for exchanges that comprise Nasdaq Nordic and Nasdaq Baltic represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies listed on the alternative markets of Nasdaq First North.
Data & Listing Services revenues were essentially unchanged for the three and nine months ended September 30, 2024 compared with the same periods in 2023 as new data sales, price increases on regulated data and higher usage, as well as new listings, were primarily offset by lower annual fees due to the impact of 2023 delistings and downgrades and lower amortization of prior period initial listing fees.

Index Revenues
The following table presents key drivers from our Index business:

	As of or Three Months Ended September 30,
	2024	2023
Number of licensed ETPs	388	366
TTM change in period end ETP AUM tracking Nasdaq indices (in billions)
Beginning balance	$411	$311
Net appreciation	143	78
Net impact of ETP sponsor switches	(16)	(2)
Net inflows	62	24
Ending balance	$600	$411
Quarterly average ETP AUM tracking Nasdaq indices (in billions)	$575	$423
ARR (in millions)	$74	$72
In the table above, TTM represents trailing twelve months. The number of listed ETPs as of September 30, 2023 has been updated to reflect a revised methodology whereby an ETP listed on multiple exchanges is counted as one product, rather than formerly being counted per exchange. This change has no impact on reported AUM.
Index revenues increased in the third quarter and first nine months of 2024 compared with the same periods in 2023 primarily due to higher AUM in exchange traded products linked to Nasdaq indices and growth in trading volume on futures contracts linked to the Nasdaq-100 Index. The increase in the first nine months of 2024 also includes a $16 million one-time item related to a legal settlement to recoup revenue.
Workflow & Insights Revenues
The following table presents key drivers from our Workflow & Insights business:

	As of or Three Months Ended September 30
	2024	2023
	(in millions)
ARR	$497	$471
Quarterly annualized SaaS revenues	427	402
Workflow & Insights revenues increased in the third quarter and first nine months of 2024 compared with the same periods in 2023 primarily due to an increase in analytics revenues. The increase was primarily due to higher Data Link sales and growth in our eVestment product offerings.
FINANCIAL TECHNOLOGY
The following tables present revenues from our Financial Technology segment:

	Three Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Financial Crime Management Technology	$69	$58	19.8%
Regulatory Technology	68	35	92.2%
Capital Markets Technology	234	145	61.6%
Total Financial Technology	$371	$238	56.0%

	Nine Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Financial Crime Management Technology	$200	$163	22.1%
Regulatory Technology	253	102	148.5%
Capital Markets Technology	730	435	67.7%
Total Financial Technology	$1,183	$700	68.9%
Financial Crime Management Technology Revenues
The following table presents key drivers for our Financial Crime Management Technology business:

	As of or Three Months Ended September 30
	2024	2023
	(in millions)
ARR and Quarterly annualized SaaS revenues	$268	$216
Financial Crime Management Technology revenues increased in the third quarter and first nine months of 2024 compared with the same periods in 2023 primarily due to price increases, new sales to existing clients and new customer acquisitions, particularly small and medium-sized businesses.
Regulatory Technology Revenues
The following table presents key drivers for our Regulatory Technology business:

	As of or Three Months Ended September 30
	2024	2023
	(in millions)
ARR	$350	$132
Quarterly annualized SaaS revenues	188	116

Regulatory Technology revenues increased in the third quarter and first nine months of 2024 compared with the same periods in 2023 primarily due to the inclusion of revenues from AxiomSL associated with our acquisition of Adenza and higher surveillance revenues, partially offset by a one-time revenue reduction recognized in the third quarter of 2024 related to a purchase accounting adjustment. See Note 3, “Revenue from Contracts with Customers,” to the condensed consolidated financial statements for discussion on the measurement period adjustment.
Capital Markets Technology Revenues
The following table presents key drivers for our Capital Markets Technology business:

	As of or Three Months Ended September 30
	2024	2023
	(in millions)
ARR	$864	$511
Quarterly annualized SaaS revenues	128	39
Capital Markets Technology revenues increased in the third quarter and first nine months of 2024 compared with the same periods in 2023. The increase for both periods was primarily due to the inclusion of revenues from Calypso associated with our acquisition of Adenza. The increase was also driven by subscription revenue from trade management services and market technology, partially offset by lower market technology professional services revenue due to a large project delivery in the comparative period.
MARKET SERVICES
The following tables present revenues from our Market Services segment:

	Three Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Market Services	$1,022	$747	36.7%
Transaction-based expenses:
Transaction rebates	(513)	(447)	14.7%
Brokerage, clearance and exchange fees	(243)	(64)	278.1%
Total Market Services, net	$266	$236	12.6%

	Nine Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Market Services	$2,700	$2,378	13.6%
Transaction-based expenses:
Transaction rebates	(1,478)	(1,377)	7.3%
Brokerage, clearance and exchange fees	(470)	(262)	79.9%
Total Market Services, net	$752	$739	1.8%
The following tables present net revenues by product from our Market Services segment:

	Three Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
U.S. Equity Derivative Trading	$107	$92	16.4%
Cash Equity Trading	107	93	14.5%
U.S. Tape plans	35	35	0.9%
Other	17	16	4.9%
Total Market Services, net	$266	$236	12.6%

	Nine Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
U.S. Equity Derivative Trading	$289	$283	1.9%
Cash Equity Trading	317	299	6.3%
U.S. Tape plans	94	107	(11.6)%
Other	52	50	2.1%
Total Market Services, net	$752	$739	1.8%

In the preceding tables, Other includes Nordic fixed income trading & clearing, Nordic derivatives and Canadian cash equities trading.
U.S. Equity Derivative Trading
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative Trading business:

	Three Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
U.S. Equity Derivative Trading Revenues	$374	$316	18.0%
Section 31 fees	27	9	176.7%
Transaction-based expenses:
Transaction rebates	(266)	(223)	18.8%
Section 31 fees	(27)	(9)	176.7%
Brokerage and clearance fees	(1)	(1)	(30.0)%
U.S. Equity Derivative Trading Revenues, net	$107	$92	16.4%

	Nine Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
U.S. Equity Derivative Trading Revenues	$1,031	$940	9.6%
Section 31 fees	57	43	32.4%
Transaction-based expenses:
Transaction rebates	(740)	(654)	13.1%
Section 31 fees	(57)	(43)	32.4%
Brokerage and clearance fees	(2)	(3)	(27.0)%
U.S. Equity Derivative Trading Revenues, net	$289	$283	1.9%
Section 31 fees are recorded as U.S. equity derivative and cash equity trading revenues with a corresponding amount recorded in transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value traded. Section 31 fees increased in the third quarter and the first nine months of 2024 compared with the same periods in 2023 primarily due to higher average SEC fee rates as a result of an increase in the SEC fee rate in May 2024. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Three Months Ended September 30,
	2024	2023
U.S. equity options
Total industry average daily volume (in millions)	44.5	39.6
Nasdaq PHLX matched market share	9.4%	11.0%
The Nasdaq Options Market matched market share	5.8%	5.6%
Nasdaq BX Options matched market share	2.3%	4.4%
Nasdaq ISE Options matched market share	6.8%	5.7%
Nasdaq GEMX Options matched market share	2.7%	3.0%
Nasdaq MRX Options matched market share	3.2%	2.0%
Total matched market share executed on Nasdaq’s exchanges	30.2%	31.7%

	Nine Months Ended September 30,
	2024	2023
U.S. equity options
Total industry average daily volume (in millions)	43.3	40.4
Nasdaq PHLX matched market share	9.9%	11.2%
The Nasdaq Options Market matched market share	5.5%	6.4%
Nasdaq BX Options matched market share	2.3%	3.6%
Nasdaq ISE Options matched market share	6.7%	5.8%
Nasdaq GEMX Options matched market share	2.6%	2.3%
Nasdaq MRX Options matched market share	2.6%	1.7%
Total matched market share executed on Nasdaq’s exchanges	29.6%	31.0%
U.S. equity derivative trading revenues and U.S. equity derivative trading revenues, net increased in the third quarter and first nine months of 2024 compared with the same periods in 2023 primarily due to higher industry trading volumes for both periods and higher capture for the third quarter of 2024, partially offset by lower overall matched market share executed on Nasdaq’s exchanges. For the first nine months of 2024 higher capture contributed to the increase in U.S. equity derivative trading revenues, however, for U.S. equity derivative trading revenues, net lower capture partially offset the increase.
Transaction rebates, in which we credit a portion of the execution charge to the market participant, increased in the third quarter and first nine months of 2024 compared with the same periods in 2023 primarily due to higher industry trading volumes and rebate capture rate, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges.

Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity Trading business:

	Three Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Cash Equity Trading Revenues	$354	$316	11.7%
Section 31 fees	210	50	325.6%
Transaction-based expenses:
Transaction rebates	(242)	(219)	10.3%
Section 31 fees	(210)	(50)	325.6%
Brokerage and clearance fees	(5)	(4)	21.8%
Cash equity trading revenues, net	$107	$93	14.5%

	Nine Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Cash Equity Trading Revenues	$1,056	$1,022	3.4%
Section 31 fees	394	201	96.5%
Transaction-based expenses:
Transaction rebates	(722)	(708)	1.9%
Section 31 fees	(394)	(201)	96.5%
Brokerage and clearance fees	(17)	(15)	15.8%
Cash equity trading revenues, net	$317	$299	6.3%
See the discussion in "U.S. Equity Derivative Trading" for an explanation of Section 31 fees for the third quarter and first nine months of 2024 as compared with the same periods in 2023.

	Three Months Ended September 30,
	2024	2023
Total U.S.-listed securities
Total industry average daily share volume (in billions)	11.5	10.4
Matched share volume (in billions)	117.4	106.7
The Nasdaq Stock Market matched market share	15.6%	15.5%
Nasdaq BX matched market share	0.3%	0.4%
Nasdaq PSX matched market share	0.2%	0.3%
Total matched market share executed on Nasdaq’s exchanges	16.1%	16.2%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	44.7%	40.2%
Total market share	60.8%	56.4%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	609,167	556,257
Total average daily value of shares traded (in billions)	$4.1	$3.6
Total market share executed on Nasdaq’s exchanges	71.6%	71.6%

	Nine Months Ended September 30,
	2024	2023
Total U.S.-listed securities
Total industry average daily share volume (in billions)	11.7	11.0
Matched share volume (in billions)	354.3	342.2
The Nasdaq Stock Market matched market share	15.6%	15.9%
Nasdaq BX matched market share	0.4%	0.4%
Nasdaq PSX matched market share	0.2%	0.4%
Total matched market share executed on Nasdaq’s exchanges	16.2%	16.7%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	43.0%	35.2%
Total market share	59.2%	51.9%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	645,622	676,132
Total average daily value of shares traded (in billions)	$4.5	$4.5
Total market share executed on Nasdaq’s exchanges	72.2%	70.6%
In the tables above, total market share includes transactions executed on The Nasdaq Stock Market’s, Nasdaq BX’s and Nasdaq PSX’s systems plus trades reported through the FINRA/Nasdaq Trade Reporting Facility.

Cash equity trading revenues and cash equity trading revenues, net increased in the third quarter and first nine months of 2024 compared with the same periods in 2023 primarily due to higher U.S. industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges. Higher capture also contributed to the increase in cash equity trading revenues for the third quarter of 2024 and to cash equity trading revenues, net for the third quarter and first nine months of 2024.
Transaction rebates increased in the third quarter of 2024 compared with the same period in 2023 primarily due to higher U.S. industry volumes. Transaction rebates increased in the first nine months of 2024 compared with the same period in 2023 primarily due to higher U.S. industry volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges and lower rebate capture rate. For The Nasdaq Stock Market and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity.
U.S. Tape Plans
The following tables present revenues from our U.S. Tape plans business:

	Three Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
U.S. Tape plans	$35	$35	0.9%

	Nine Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
U.S. Tape plans	$94	$107	(11.6)%
U.S. Tape plans revenues were essentially unchanged in the third quarter of 2024 compared with the same period in 2023. U.S. Tape plans revenues decreased in the first nine months of 2024 compared with the same period in 2023 primarily due to lower industry-wide usage volume and the impact of one-time industry-wide adjustments.
Other
Other includes Nordic fixed income trading and clearing, Nordic derivatives and Canadian cash equities trading. The following tables present revenues and a key driver from our Other business:

	Three Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Other	$17	$16	4.9%

	Nine Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Other	$52	$50	2.1%
In the preceding table, other includes transaction rebates of $5 million for the three months ended September 30, 2024 and 2023, $16 million for the nine months ended September 30, 2024, and $15 million for the nine months ended September 30, 2023.

	Three Months Ended September 30,
	2024	2023
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	213,911	245,986

	Nine Months Ended September 30,
	2024	2023
Nasdaq Nordic and Nasdaq Baltic options and futures
Total average daily volume of options and futures contracts	235,137	298,785
In the tables above, Nasdaq Nordic and Nasdaq Baltic total average daily volume of options and futures contracts include Finnish option contracts traded on Eurex for which Nasdaq and Eurex have a revenue sharing arrangement. The revenue sharing arrangement ended in the fourth quarter of 2023.
Other revenues increased in the third quarter of 2024 compared with the same period in 2023 due to an increase in Canadian cash equities trading and increased in the first nine months of 2024 compared with the same period in 2023 primarily due to an increase in Nordic fixed income trading and clearing revenues and Canadian cash equities trading, partially offset by a decrease in Nordic derivatives revenues.
OTHER REVENUES
For the three and nine months ended September 30, 2024 and 2023, other revenues include revenues related to our Nordic power trading and clearing business, following our announcement in June 2023 that we entered into an agreement to sell this business, which was subsequently terminated in June 2024. While we continue to operate Nordic power trading and clearing and are focused on providing service to our clients, we are evaluating options for this business. Revenues from this business will continue to be reflected in Other Revenues. Prior to June 2023, these revenues were included in our Market Services and Capital Access Platforms segments.

EXPENSES
Operating Expenses
The following tables present our operating expenses:

	Three Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Compensation and benefits	$332	$260	27.5%
Professional and contract services	36	31	15.0%
Technology and communication infrastructure	71	58	24.3%
Occupancy	28	28	0.5%
General, administrative and other	26	26	1.6%
Marketing and advertising	11	12	(4.6)%
Depreciation and amortization	153	64	136.4%
Regulatory	9	9	(2.3)%
Merger and strategic initiatives	10	4	193.6%
Restructuring charges	22	17	29.9%
Total operating expenses	$698	$509	37.3%

	Nine Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Compensation and benefits	$1,000	$777	28.7%
Professional and contract services	108	92	17.3%
Technology and communication infrastructure	207	168	23.2%
Occupancy	85	99	(15.0)%
General, administrative and other	84	62	36.5%
Marketing and advertising	34	30	13.4%
Depreciation and amortization	460	198	131.8%
Regulatory	37	27	40.1%
Merger and strategic initiatives	23	51	(54.3)%
Restructuring charges	103	49	109.7%
Total operating expenses	$2,141	$1,553	37.9%
The increase in compensation and benefits expense for the third quarter and first nine months of 2024 compared with the same periods in 2023 was primarily driven by increased headcount related to Adenza and higher incentive compensation. The increase in the first nine months of 2024 also includes a pre-tax charge of $23 million resulting from the finalization of the termination of our pension plan.
Headcount, including employees of non-wholly owned consolidated subsidiaries, increased to 9,120 employees as of September 30, 2024 from 6,590 employees as of September 30, 2023, primarily due to our acquisition of Adenza.
Professional and contract services expense increased in the third quarter of 2024 compared with the same period in 2023 primarily due to increased consulting expenses and our acquisition of Adenza. The increase in the first nine months of 2024 compared with the same period in 2023 was primarily due to our acquisition of Adenza.
Technology and communication infrastructure expense increased in the third quarter and first nine months of 2024 compared with the same periods in 2023 primarily due to an increase in expenses related to the inclusion of Adenza and an increase in investment in technology expense related to our cloud initiatives and software licensing.
Occupancy expense was unchanged in the third quarter compared with the same period in 2023. Occupancy expense decreased in the first nine months of 2024 compared with the same periods in 2023 primarily due to $18 million in impairment charges and exit related costs recorded in the first nine months of 2023 following the abandonment of leased office space, partially offset by an increase in costs related to the inclusion of Adenza office space.
General, administrative and other expense was unchanged in the third quarter compared with the same period in 2023. General, administrative and other expense increased in the first nine months of 2024 compared with the same period in 2023 primarily due to insurance recoveries related to legal matters recorded in the first nine months of 2023, as well as increased expenses related to the inclusion of Adenza and higher travel costs in the first nine months of 2024.
Marketing and advertising expense was essentially unchanged in the third quarter compared with the same period in 2023. Marketing and advertising expense increased in the first nine months of 2024 compared with the same period in 2023 primarily due to higher client incentive spending resulting from higher IPO activity.
Depreciation and amortization expense increased in the third quarter and first nine months of 2024 compared with the same periods in 2023 primarily due to an increase in amortization related to the intangible assets acquired as part of the Adenza acquisition.
Regulatory expense was unchanged in the third quarter compared with the same period in 2023. Regulatory expense increased in the first nine months of 2024 compared with the same period in 2023 primarily due to the settlement of a previously disclosed SFSA inquiry.

We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years, which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs and vary based on the size and frequency of the activities described above. For the three and nine months ended September 30, 2024 and 2023, these costs primarily relate to the Adenza acquisition. For the nine months ended September 30, 2024, these costs were partially offset by the recognition of a termination fee received by Nasdaq in 2024 related to the termination of the proposed divestiture of our Nordic power trading and clearing business.
Restructuring charges increased in the third quarter and first nine months of 2024 compared with the same periods in 2023 as a result of charges from our Adenza restructuring program and our divisional alignment program.
At the completion of the Adenza restructuring program, we expect to achieve $80 million of net expense synergies. As of September 30, 2024 we have actioned approximately 80% of these net synergies.
The divisional alignment program concluded on September 30, 2024, incurring total pre-tax charges of $139 million over a two-year period, within the projected range of $115 million to $145 million. For further discussion, refer to Note 19, “Restructuring Charges,” in the condensed consolidated financial statements. In addition to significantly boosting the scalability of our platforms, and thus revenue opportunities, we expect to achieve benefits from the 2022 divisional alignment program through combined annual run-rate operational efficiencies of approximately $30 million annually by 2025, of which approximately $10 million was actioned in 2024.

Non-operating Income and Expenses
The following tables present our non-operating income and expenses:

	Three Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Interest income	$8	$72	(88.4)%
Interest expense	(102)	(101)	1.1%
Net interest expense	(94)	(29)	216.0%
Other income	1	1	87.4%
Net income (loss) from unconsolidated investees	1	(12)	(108.3)%
Total non-operating expense	$(92)	$(40)	125.4%

	Nine Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Interest income	$20	$86	(76.3)%
Interest expense	(313)	(174)	79.7%
Net interest expense	(293)	(88)	232.7%
Other income (loss)	15	(6)	(372.3)%
Net income (loss) from unconsolidated investees	7	(8)	(176.7)%
Total non-operating expense	$(271)	$(102)	165.6%
The following tables present our interest expense:

	Three Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Interest expense on debt	$98	$97	1.0%
Accretion of debt issuance costs and debt discount	3	3	(0.5)%
Other fees	1	1	15.3%
Interest expense	$102	$101	1.1%

	Nine Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Interest expense on debt	$301	$166	80.6%
Accretion of debt issuance costs and debt discount	10	6	71.7%
Other fees	2	2	28.3%
Interest expense	$313	$174	79.7%
Interest income decreased in the third quarter and first nine months of 2024 compared with the same periods in 2023 due to lower average cash balance.

Interest expense was essentially unchanged in the third quarter of 2024 compared with the same period in 2023. Interest expense increased in the first nine months of 2024 compared with the same period in 2023 primarily due to debt issued in June 2023 to finance the Adenza acquisition. See “Financing of the Adenza Acquisition,” of Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
Other income (loss) primarily represents realized and unrealized gains and losses from strategic investments related to our corporate venture program.
Net income (loss) from unconsolidated investees increased in the third quarter and first nine months of 2024 compared with the same periods in 2023 primarily due to higher income recognized from our equity method investment in OCC and lower losses from our equity method investment in Nasdaq Private Market, LLC. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Tax Matters
The following tables present our income tax provision and effective tax rate:

	Three Months Ended September 30,		Percentage Change
	2024	2023
	($ in millions)
Income tax provision	$51	$97	(47.2)%
Effective tax rate	14.3%	24.8%

	Nine Months Ended September 30,		Percentage Change
	2024	2023
	(in millions)
Income tax provision	$250	$262	(4.9)%
Effective tax rate	24.8%	23.3%
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

The following tables present reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended September 30,
	2024	2023
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$306	$294
Non-GAAP adjustments:
Adenza purchase accounting adjustment	34	—
Amortization expense of acquired intangible assets	122	37
Merger and strategic initiatives expense	10	4
Restructuring charges	22	17
Net (income) loss from unconsolidated investees	(1)	12
Other loss	1	9
Total non-GAAP adjustments	$188	$79
Total non-GAAP tax adjustments	(65)	(24)
Total non-GAAP adjustments, net of tax	$123	$55
Non-GAAP net income attributable to Nasdaq	$429	$349

U.S. GAAP effective tax rate	14.3%	24.8%
Total adjustments from non-GAAP tax rate	7.0%	0.9%
Non-GAAP effective tax rate	21.3%	25.7%

Weighted-average common shares outstanding for diluted earnings per share	579.0	494.1

U.S. GAAP diluted earnings per share	$0.53	$0.60
Total adjustments from non-GAAP net income	0.21	0.11
Non-GAAP diluted earnings per share	$0.74	$0.71

	Nine Months Ended September 30,
	2024	2023
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$762	$862
Non-GAAP adjustments:
Adenza purchase accounting adjustment	34	—
Amortization expense of acquired intangible assets	366	112
Merger and strategic initiatives expense	23	51
Restructuring charges	103	49
Lease asset impairments	—	24
Net (income) loss from unconsolidated investees	(7)	8
Legal and regulatory matters	16	(10)
Pension settlement charge	23	—
Other (income) loss	(8)	17
Total non-GAAP adjustments	$550	$251
Total non-GAAP tax adjustments	(151)	(76)
Tax on intra-group transfer of IP assets	33	—
Total non-GAAP adjustments, net of tax	$432	$175
Non-GAAP net income attributable to Nasdaq	$1,194	$1,037

U.S. GAAP effective tax rate	24.8%	23.3%
Total adjustments from non-GAAP tax rate	(1.2)%	1.3%
Non-GAAP effective tax rate	23.6%	24.6%

Weighted-average common shares outstanding for diluted earnings per share	579.0	494.2

U.S. GAAP diluted earnings per share	$1.32	$1.74
Total adjustments from non-GAAP net income	0.74	0.36
Non-GAAP diluted earnings per share	$2.06	$2.10
We believe that excluding the following items from the non-GAAP net income attributable to Nasdaq provides a more meaningful analysis of Nasdaq’s ongoing operating performance and comparisons in Nasdaq’s performance between periods:
•Adenza purchase accounting adjustment: As discussed in Note 3, “Revenue from Contracts with Customers,” to the condensed consolidated financial statements, during the third quarter of 2024, as part of finalizing the purchase accounting of the Adenza acquisition, a one-time revenue reduction of $32 million was recorded, reflecting the net impact of the accounting change on AxiomSL subscription revenue from the date of the Adenza acquisition. We have excluded the reduction of $34 million as this relates to the prior year impact of this change from our non-GAAP results. We have not excluded the $2 million offsetting impact of this change as it is related to current year results.
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. These expenses primarily include integration costs, as well as legal, due diligence and other third-party transaction costs. For the three and nine months ended September 30, 2024, and 2023, these costs primarily relate to the Adenza acquisition. For the nine months ended September 30, 2024, these costs were partially offset by the recognition of a termination fee received by Nasdaq in 2024, related to the termination of the proposed divestiture of our Nordic power trading and clearing business.
•Restructuring charges: In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. In September 2024, we completed our divisional alignment program. See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of our Adenza restructuring program and our divisional alignment program.
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
•Other items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq. Other significant items include:
◦Lease asset impairments: For the nine months ended September 30, 2023, other items include impairment charges related to our operating lease assets and leasehold improvements associated with vacating certain leased office space, which are recorded in occupancy and depreciation and amortization expense in our Condensed Consolidated Statements of Income.
◦Legal and regulatory matters: For the nine months ended September 30, 2024, other items primarily include the settlement of a previously disclosed SFSA inquiry, and accruals related to certain legal matters. For the nine months ended September 30, 2023, other items include insurance recoveries related to certain legal matters. The fine is recorded in regulatory expense and the accruals related to legal matters and insurance recoveries are recorded in professional and contract services and general, administrative and other expense in the Condensed Consolidated Statements of Income.
◦Pension settlement charge: For the nine months ended September 30, 2024, we recorded a pre-tax charge as a result of settling our U.S. pension plan. The plan was terminated and partially settled in 2023, with final settlement occurring during the first quarter of 2024. The loss is recorded in compensation and benefits in the Condensed Consolidated Statements of Income. See Note 9, “Retirement Plans,” to the condensed consolidated financial statements for further discussion.
◦Other (income) loss: For the nine months ended September 30, 2024 and 2023 other items include net gains from strategic investments entered into through our corporate venture program, which are included in other income (loss) in our Consolidated Statements of Income. For the three and nine months ended September 30, 2023, other items included certain financing costs related to the Adenza acquisition.
•Significant tax items: The non-GAAP adjustment to the income tax provision for all periods primarily includes the tax impact of each non-GAAP adjustment. In addition, for the nine months ended September 30, 2024, tax items also include a one-time net tax expense of $33 million related to the completion of an intra-group transfer of certain IP assets to our U.S. headquarters.

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
The following table summarizes selected measures of our liquidity and capital resources:

	September 30, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$266	$453
Financial investments	202	188
Working capital	(375)	71
The decrease in working capital is primarily driven by the reclassification of the 2025 Notes to short-term debt in 2024, partially offset by a decrease in commercial paper, net, as further described below under “Debt Obligations.” The decrease was also driven by a decrease in cash and cash equivalents.
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of September 30, 2024, our cash and cash equivalents of $266 million were primarily invested in commercial paper, money market funds and bank deposits.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $189 million as of September 30, 2024 and $236 million as of December 31, 2023. The remaining balance held in the U.S. totaled $77 million as of September 30, 2024 and $217 million as of December 31, 2023.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in):	(in millions)
Operating activities	$1,234	$1,279
Investing activities	55	(158)
Financing activities	(2,537)	3,019
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
Net cash provided by operating activities decreased $45 million for the nine months ended September 30, 2024 compared with the same period in 2023. The decrease was primarily driven by changes in our operating assets and liabilities and timing of various payments and receipts of $(132) million, partially offset by an increase of $87 million driven by the increase in net income adjusted for certain noncash operating activities.

The changes in our operating assets and liabilities primarily included higher receivables, net primarily due to higher Trading Services receivables driven by higher Section 31 fee rate as well as the growth in our index licensing revenues and higher cash outflows from accounts payable and accrued expenses, primarily due to interest paid relating to the senior unsecured notes and the settlement of a legal matter. This was partially offset by lower cash outflows from Section 31 fees payable to SEC due to changes in Section 31 fee rate between the different periods. Non-cash charges in the first nine months of 2024 primarily included $460 million of depreciation and amortization and $105 million of share-based compensation.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2024 primarily related to net proceeds from sales and redemptions of investments related to default funds and margin deposits of $237 million partially offset by purchases of property and equipment of $147 million, other investing activities primarily related to our corporate venture program of $24 million and purchases of trading securities, net, of $11 million.
Net cash used in investing activities for the nine months ended September 30, 2023 primarily related to purchases of property and equipment of $116 million and net purchases of trading securities of $103 million, partially offset by net proceeds from the sale of investments related to default funds and margin deposits of $64 million.
Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2024 primarily related to a decrease related to our default funds and margin deposits of $1,320 million, dividend payments to our shareholders of $403 million, 2023 Term Loan repayment of $340 million, repayments of our commercial paper, net of $291 million, repurchases of common stock of $145 million and payments related to employee shares withheld for taxes of $56 million.
Net cash provided by financing activities for the nine months ended September 30, 2023 primarily related to $5,011 million proceeds from issuances of senior unsecured notes, in connection with the Adenza transaction, net of debt issuance costs partially offset by a decrease in default funds and margin deposits of $779 million, repayments of our commercial paper, net of $662 million, dividend payments to our shareholders of $314 million, repurchases of common stock of $159 million and payments related to employee shares withheld for taxes of $70 million.
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
Financial Investments
Our financial investments totaled $202 million as of September 30, 2024 and $188 million as of December 31, 2023. Of these securities, $192 million as of September 30, 2024 and $168 million as of December 31, 2023 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of September 30, 2024, our required regulatory capital of $140 million was primarily comprised of highly rated European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, NFSTX, LLC, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of September 30, 2024, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $22 million, substantially all of which is held in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of September 30, 2024, our required regulatory capital of $38 million was primarily invested in European government bills and mortgage bonds and Icelandic government bonds that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of September 30, 2024, other required regulatory capital of $25 million, primarily related to Nasdaq Central Securities Depository, was primarily invested in European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Equity and dividends
Share Repurchase Program
See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends paid per common share on our outstanding common stock:

	2024	2023
First quarter	$0.22	$0.20
Second quarter	0.24	0.22
Third quarter	0.24	0.22
Total	$0.70	$0.64
See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Debt Obligations
The following table summarizes our debt obligations by contractual maturity:

	Maturity Date	September 30, 2024	December 31, 2023
Short-term debt:		(in millions)
Commercial paper		$—	$291
2025 Notes	June 2025	499	497
Total short-term debt		$499	$788
Long-term debt - senior unsecured notes:
2026 Notes	June 2026	499	499
2028 Notes	June 2028	993	991
2029 Notes	March 2029	665	658
2030 Notes	February 2030	664	658
2031 Notes	January 2031	645	645
2032 Notes	February 2032	827	819
2033 Notes	July 2033	681	674
2034 Notes	February 2034	1,240	1,239
2040 Notes	December 2040	644	644
2050 Notes	April 2050	487	487
2052 Notes	March 2052	541	541
2053 Notes	August 2053	738	738
2063 Notes	June 2063	738	738
2023 Term Loan	November 2026	—	339
2022 Revolving Credit Facility	December 2027	(3)	(4)
Total long-term debt		$9,359	$9,666
Total debt obligations		$9,858	$10,454
In the table above, the 2025 Notes were reclassified to short-term debt as of September 30, 2024, including the balance as of December 31, 2023, for presentation purposes.
For the three and nine months ended September 30, 2024, the weighted average interest rate on our debt obligations was approximately 3.93% and 3.96%, respectively. This rate can fluctuate based on changes in interest rates for our variable rate debts, changes in foreign currency exchange rates and changes in the amount and duration of outstanding debt. In addition to the 2022 Revolving Credit Facility, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line. These European credit facilities, which are available in multiple currencies, totaled $189 million as of September 30, 2024 and $191 million as of December 31, 2023 in available liquidity, none of which was utilized.

Financing of the Adenza Acquisition
In June 2023, Nasdaq issued six series of notes for total proceeds of $5,016 million, net of debt issuance costs of $38 million, with various maturity dates ranging from 2025 to 2063. The net proceeds from these notes were used to finance the majority of the cash consideration due in connection with the Adenza acquisition.
In addition, in connection with the financing of the Adenza acquisition, we entered into the 2023 Term Loan agreement. The 2023 Term Loan provided us with the ability to borrow up to $600 million to finance a portion of the cash consideration for the Adenza acquisition and other amounts incurred in connection with this transaction. On November 1, 2023, we borrowed $599 million, net of fees, under this term loan towards payment of the cash consideration due in connection with the Adenza acquisition. As of September 30, 2024, the term loan was fully repaid.
As of September 30, 2024, we were in compliance with the covenants of all of our debt obligations.
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
Financial Investments
As of September 30, 2024, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. If market interest rates were to increase immediately and uniformly by a hypothetical 100 basis points from levels as of September 30, 2024, the fair value of this portfolio would decline by $2 million.
Debt Obligations
As of September 30, 2024, substantially all of our debt obligations were fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 8, “Debt Obligations,” to the condensed consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2022 Revolving Credit Facility, as this facility has a variable interest rate. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program, which have variable interest rates. As of September 30, 2024, there were no outstanding borrowings under our 2022 Revolving Credit Facility or commercial paper program.
We may utilize interest rate swap agreements to achieve a desired mix of variable and fixed rate debt.

Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and nine months ended September 30, 2024 is presented in the following tables:

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Three Months Ended September 30, 2024
Average foreign currency rate to the U.S. dollar	1.099	0.096	0.733	#	N/A	N/A
Percentage of revenues less transaction-based expenses	7.7%	3.3%	0.6%	4.1%	84.3%	100.0%
Percentage of operating income	5.8%	(2.6)%	(7.8)%	(14.6)%	119.2%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(9)	$(4)	$(1)	$(4)	$—	$(18)
Impact of a 10% adverse currency fluctuation on operating income	$(3)	$(1)	$(3)	$(7)	$—	$(14)

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar	Total
	(in millions, except currency rate)
Nine Months Ended September 30, 2024
Average foreign currency rate to the U.S. dollar	1.081	0.095	0.736	#	N/A	N/A
Percentage of revenues less transaction-based expenses	8.1%	3.5%	0.7%	3.7%	84.0%	100.0%
Percentage of operating income	12.3%	(5.4)%	(8.4)%	(13.4)%	114.9%	100.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(28)	$(12)	$(2)	$(13)	$—	$(55)
Impact of a 10% adverse currency fluctuation on operating income	$(16)	$(7)	$(11)	$(17)	$—	$(51)
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
Our primary exposure to net assets in foreign currencies as of September 30, 2024 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$2,961	$(296)
British Pound	153	(15)
Norwegian Krone	143	(14)
Canadian Dollar	119	(12)
Australian Dollar	107	(11)
In the table above, Swedish Krona includes goodwill of $2,210 million and intangible assets, net of $482 million.
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

Changes in internal control over financial reporting. There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended September 30, 2024:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2024
Share repurchase program	1,369,507	$63.97	1,369,507	$1,745
Employee transactions	33,935	$59.76	N/A	N/A
August 2024
Share repurchase program	—	$—	—	$1,745
Employee transactions	1,143	$68.10	N/A	N/A
September 2024
Share repurchase program	—	$—	—	$1,745
Employee transactions	614	$71.8	N/A	N/A
Total Quarter Ended September 30, 2024
Share repurchase program	1,369,507	$63.97	1,369,507	$1,745
Employee transactions	35,692	$60.23	N/A	N/A
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2024, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) except as follows and each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c): (i) on August 7, 2024, Jeremy Skule, Executive Vice President and Chief Strategy Officer, adopted a Rule 10b5-1 trading plan for the sale of up to 36,149 shares of our common stock, subject to certain conditions and which expires on December 31, 2024, (ii) on August 14, 2024, Bradley J. Peterson, Executive Vice President and Chief Information Officer/Chief Technology Officer, adopted a Rule 10b5-1 trading plan for the sale of up to 11,820 shares of our common stock, subject to certain conditions and which expires on November 29, 2024 and (iii) on September 5, 2024, Bryan E. Smith, Executive Vice President and Chief People Officer, adopted a Rule 10b5-1 trading plan for the sale of (a) up to 9,000 shares of our common stock and (b) after an aggregate of 4,005 shares of our common stock vest on April 1, 2025 and April 3, 2025, any shares remaining after the applicable number of shares of common stock are forfeited to satisfy tax obligations, subject to certain conditions and which expires on May 30, 2025.
Item 6. Exhibits

Exhibit Number

10.1
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of August 2, 2024, among Nasdaq, Inc., a Delaware corporation, the lenders party thereto and Bank of America, N.A., as administrative agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101
The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 29, 2024.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	October 29, 2024

By:	/s/ Sarah Youngwood
Name:	Sarah Youngwood
Title:	Executive Vice President and Chief Financial Officer
Date:	October 29, 2024