Form 10-K
period 2024-12-31
NASDAQ, INC.
filed 2025-02-21
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $22.3 billion (this amount represents approximately 370.0 million shares of Nasdaq, Inc.’s common stock based on the last reported sales price of $60.26 of the common stock on The Nasdaq Stock Market on such date).
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 12, 2025
Common Stock, $0.01 par value per share	575,145,323	shares

Documents Incorporated by Reference: Certain portions of the Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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
2022 Revolving Credit Facility: $1.25 billion senior unsecured revolving credit facility, which matures on December 16, 2027
2025 Notes: $500 million aggregate principal amount issued of 5.650% senior unsecured notes due June 28, 2025
2026 Notes: $500 million aggregate principal amount issued of 3.850% senior unsecured notes due June 30, 2026
2028 Notes: $1 billion aggregate principal amount issued of 5.350% senior unsecured notes due June 28, 2028
2029 Notes: €600 million aggregate principal amount issued of 1.75% senior unsecured notes due March 28, 2029
2030 Notes: €600 million aggregate principal amount issued of 0.875% senior unsecured notes due February 13, 2030
2031 Notes: $650 million aggregate principal amount issued of 1.650% senior unsecured notes due January 15, 2031
2032 Notes: €750 million aggregate principal amount issued of 4.500% senior unsecured notes due February 15, 2032
2033 Notes: €615 million aggregate principal amount issued of 0.900% senior unsecured notes due July 30, 2033
2034 Notes: $1.25 billion aggregate principal amount issued of 5.550% senior unsecured notes due February 15, 2034
2040 Notes: $650 million aggregate principal amount issued of 2.500% senior unsecured notes due December 21, 2040
2050 Notes: $500 million aggregate principal amount issued of 3.250% senior unsecured notes due April 28, 2050
2052 Notes: $550 million aggregate principal amount issued of 3.950% senior unsecured notes due March 7, 2052
2053 Notes: $750 million aggregate principal amount issued of 5.950% senior unsecured notes due August 15, 2053
2063 Notes: $750 million aggregate principal amount issued of 6.100% senior unsecured notes due June 28, 2063
Adenza: Adenza Holdings, Inc.
AI: Artificial Intelligence
AML: Anti-money Laundering
ARR: Annualized Recurring Revenue
ASC: Accounting Standards Codification
ASR: Accelerated Share Repurchase
ASU: Accounting Standards Update
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
EMIR: European Market Infrastructure Regulation
Equity Plan: Nasdaq Equity Incentive Plan
ESG: Environmental, Social and Governance
ESPP: Nasdaq Employee Stock Purchase Plan
ETF: Exchange Traded Fund
ETP: Exchange Traded Product
Euro Notes: The 2029, 2030, 2032 and 2033 Notes

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
NPM: Nasdaq Private Market, LLC
NSCC: National Securities Clearing Corporation
OCC: The Options Clearing Corporation
OTC: Over-the-Counter
PCS: Post-contract Customer Support
Proxy Statement: Nasdaq’s Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders
PSU: Performance Share Unit
Regulation NMS: Regulation National Market System
Regulation SCI: Regulation Systems Compliance and Integrity
SaaS: Software as a Service
SEC: U.S. Securities and Exchange Commission
SERP: Supplemental Executive Retirement Plan
SFSA: Swedish Financial Supervisory Authority
SOFR: Secured Overnight Financing Rate
SPAC: Special Purpose Acquisition Company
S&P: Standard & Poor's
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
This Annual Report on Form 10-K includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Annual Report on Form 10-K for IPOs and new listings of equity securities (including issuers that switched from other listings venues, closed-end funds and ETPs) is based on data generated internally by us; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Annual Report on Form 10-K for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges and Nasdaq First North also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors, including those discussed in “Part I, Item 1A. Risk Factors” section in this Annual Report on Form 10-K.
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
•the effective dates for, and expected benefits of, ongoing initiatives, including transactional activities and other strategic, restructuring, technology, sustainability, de-leveraging and capital return initiatives;
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
•our ability to keep up with rapid technological advances, including our ability to effectively manage the development and use of AI in certain of our products and offerings, and adequately address cybersecurity risks;
•economic, political, regulatory and market conditions and fluctuations, including inflation, tariffs, interest rate and foreign currency risk inherent in U.S. and international operations, and geopolitical instability;
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
Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are discussed under the caption “Part I. Item 1A. Risk Factors” in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. You should carefully read this entire Annual Report on Form 10-K, including “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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
In November 2023, we accelerated our transformation as a leading technology provider to the global financial system through the acquisition of Adenza and its two flagship solutions, AxiomSL and Calypso.
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
Our Strategy: In 2017, we implemented a new strategic direction with the aim of optimizing the deployment of resources, human capital, and financial assets towards our most promising growth opportunities. These opportunities, which we identified as substantial and expanding opportunities, included solutions for combating financial crime, compliance solutions, marketplace technology, workflow for investment managers and asset owners as well as insight solutions. Our strengths in technology, proprietary data, analytics, and capital markets expertise, in conjunction with our broad client base and innovative brand has positioned us favorably to meet the evolving demands of our clientele and deliver in a sustainable way.
In order to amplify our strategy, we aligned our company more closely with the evolving client needs with an aim to drive growth across our key pillars of liquidity, transparency and integrity:
•Liquidity: Within our Financial Technology and Market Services segments, we continue to modernize markets by utilizing technology to maximize the liquidity of the global economy. New technologies, including cloud, blockchain, machine learning and AI, present significant opportunities to further enhance market resiliency and scalability and make markets even more accessible. We believe that these technologies will enable more opportunities for market participants and new asset classes to be integrated across markets globally.
•Transparency: With nearly 10,000 corporate clients and 5,000 clients across the investment management ecosystem, our Capital Access Platforms segment is a trusted partner to enable the corporate and investment communities in making more informed decisions. Leveraging the insights and capabilities across our listings, advisory, data, index, and analytics teams, we believe that Capital Access Platforms segment serves as a bridge between the investor and corporate communities, focused on enhancing the client experience by providing efficient routes to capital, delivering more holistic, actionable insights and intelligence, modernizing workflows, and navigating the climate and sustainability landscape.
•Integrity: Financial Crime Management Technology and Regulatory Technology, within our Financial Technology segment, include Nasdaq’s fraud detection, anti-money laundering, surveillance and risk data management and regulatory reporting solutions businesses. These businesses remain focused on capturing the opportunities arising from protecting the integrity of the financial system by fighting financial crime and helping our clients solve their most complex risk and compliance challenges.

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
We collect, process, and create information and earn revenues as a distributor of our own, as well as select third-party, content. We provide varying levels of quote and trade information to market participants and to data distributors who in turn provide subscriptions for this information. Our systems enable distributors to gain access to our market depth, order imbalances, market sentiment and other analytical data.
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
We operate several other proprietary services and data products to provide market information, including Nasdaq Basic, a lower cost alternative to the industry Level 1 feed and Nasdaq Canada Basic, a lower cost alternative to other data feeds. We also provide various other data, including data relating to our U.S. equities and options exchanges and Nordic equities, derivatives, fixed income and futures.
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
As of December 31, 2024, a total of 5,249 companies listed securities on our U.S., Nasdaq Nordic, Nasdaq Baltic and Nasdaq First North exchanges. As of December 31, 2024, a total of 4,075 companies listed securities on The Nasdaq Stock Market, with 1,383 listings on The Nasdaq Global Select Market, 1,366 on The Nasdaq Global Market and 1,326 on The Nasdaq Capital Market.
We seek new listings from companies conducting IPOs, including SPACs, and direct listings as well as companies looking to switch from alternative exchanges. The 2024 new listings were comprised of the following:

Operating company IPOs	130
SPAC IPOs	50
Switches from the New York Stock Exchange LLC, or NYSE, and the NYSE American LLC, or NYSE American	17
Upgrades from OTC	22
ETPs and Other Listings	244
Total	463

The Nasdaq Stock Market eligible IPO win rates:
2024 total	82%
Operating companies	80%
During 2024, we had 17 new listings resulting from operating companies switching their listings from NYSE or NYSE American to join The Nasdaq Stock Market as well as 13 ETP switches, included in ETPs and other listings in the table above. More than $180 billion in global equity market capitalization switched to The Nasdaq Stock Market. Eligible IPO win rate only includes companies that meet quantitative Nasdaq listing standards.
We also offer listings on the exchanges that comprise Nasdaq Nordic and Nasdaq Baltic. For smaller companies and growth companies, we offer access to the financial markets through the Nasdaq First North alternative marketplaces. As of December 31, 2024, a total of 1,174 companies listed securities on our Nordic and Baltic exchanges.
Our European listing customers include companies, funds and governments. Customers issue securities in the form of cash equities, depository receipts, warrants, ETPs, convertibles, rights, options, bonds or fixed-income related products. In 2024, a total of 31 new companies listed on our Nordic and Baltic exchanges.

Index
Our Index business develops and licenses Nasdaq-branded indices and financial products. License fees for our trademark licenses vary by product based on a percentage of underlying assets, dollar value of a product issuance, number of products or number of contracts traded. We also license cash-settled options, futures and options on futures on our indices.
As of December 31, 2024, 401 ETPs listed on 28 exchanges in over 20 countries tracked a Nasdaq index and accounted for $647 billion in AUM. Our flagship index, the Nasdaq-100 Index, or NDX, includes the top 100 non-financial companies listed on The Nasdaq Stock Market. More than 150 ETPs worldwide track indices in the NDX ecosystem, which had over $520 billion in assets tracking the indices as of December 31, 2024, or 80% of total AUM.
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
Our analytics products provide asset managers, investment consultants and institutional asset owners with information and analytics to make data-driven investment decisions, deploy their resources more productively, and provide liquidity solutions for private funds. Through our eVestment and Solovis platforms, we provide a suite of cloud-based solutions that help institutional investors and consultants conduct pre-investment due diligence, and monitor their portfolios post-investment. The eVestment platform also enables asset managers to efficiently distribute information about their firms and funds to asset owners and consultants worldwide.
The Nasdaq Fund Network and Nasdaq Data Link are additional platforms in our suite of investment data analytics offerings and data management tools. Nasdaq Fund Network gathers and distributes daily net asset values from over 50,000 funds and other investment vehicles across North America. Nasdaq Data Link strengthens our position as a leading source for financial, economic, and alternative datasets.
Corporate solutions serves both public and private companies and organizations through our Investor Relations Intelligence, Governance Solutions and Sustainability Solutions products. Our public company clients can be companies listed on our exchanges or other U.S. and global exchanges. Our private company clients include a diverse group of organizations ranging from family-owned companies, government organizations, law firms, privately held entities, and various non-profit organizations to hospitals and healthcare systems.
Our Investor Relations Intelligence offerings include a global team of expert consultants that deliver advisory services including Equity Surveillance & Shareholder Analysis, Investor Engagement and Perception Studies, as well as an industry-leading platform, Nasdaq IR Insight, to investor relations professionals and executive teams. These solutions allow investor relations officers and executives to better manage their investor relations programs, understand their investor base, target new investors, manage meetings and consume key data such as investor profiles, equity research, consensus estimates and news.
Through our Governance Solutions products, we provide an industry-leading board meeting management platform, Nasdaq Boardvantage, and consulting services that streamline the meeting process for board of directors and executive leadership teams and enable them to accelerate decision making and strengthen governance.
Our Sustainability Solutions includes consulting services and purpose built sustainability reporting software. Our advisory practice helps companies analyze, assess and action best practices as it relates to their sustainability programs. Nasdaq Metrio is our SaaS-based end-to-end sustainability reporting platform that enables corporates to collect, measure, disclose and communicate investor-grade, audited ESG data efficiently across dozens of raters, rankers and framework organizations to drive strategic outcomes and attract investors.
Financial Technology
The Financial Technology segment delivers world leading platforms that improve the liquidity, transparency and integrity of the global economy by architecting and operating the world’s best markets. This segment comprises Financial Crime Management Technology, Regulatory Technology and Capital Markets Technology businesses.
We are a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, banks, brokers, buy-side firms and corporate businesses, and power more than 135 marketplaces (including those operated by Nasdaq) and regulators, in more than 55 countries. Our solutions can handle a wide array of assets, including but not limited to cash equities, equity derivatives, currencies, various interest-bearing securities, commodities, energy products and digital currencies. Our solutions can also be used in the creation of new asset classes by non-capital markets customers, as discussed further below.

Financial Crime Management Technology
Financial Crime Management Technology includes our Nasdaq Verafin solution which delivers a leading anti-financial crime platform improving the integrity and transparency of the financial world. Nasdaq Verafin provides a SaaS solution to financial institutions for fraud detection and management, AML and countering the financing of terrorism compliance and management, high-risk customer management, sanctions screening and management, and information sharing.
Nasdaq Verafin has leveraged AI for more than 20 years to deliver industry-leading financial crime management solutions, combining deep domain and technical expertise with consortium data. Nasdaq Verafin's comprehensive solutions help financial institutions tackle complex problems, including payments fraud targeting all payment channels.
Our innovative AI-based Targeted Typology Analytics solution examines a range of behavioral, transactional, third-party, and consortium insights for more effective detection of crimes with fewer false positives and high quality results.
Our Nasdaq Verafin solution provides the tools to help more than 2,600 North American financial institutions with regulatory compliance as well as detect, investigate and report money laundering and financial fraud.
Regulatory Technology
Regulatory Technology includes AxiomSL and surveillance solutions.
AxiomSL is a global leader in risk data management and regulatory reporting solutions for the financial industry, including banks, broker dealers and asset managers. Its unique enterprise data management platform delivers data lineage, risk aggregation, analytics, workflow automation, reconciliation, validation and audit functionality, as well as disclosures.
AxiomSL’s platform supports compliance across a wide range of global and local regulations and delivers solutions and services for financial regulatory reporting, liquidity, capital and credit, operations, trade and transaction reporting, and ESG reporting.
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
Capital Markets Technology
Capital Markets Technology includes our Calypso and market technology solutions as well as trade management services.
Calypso is a leading platform providing cross-asset, front-to-back trading, treasury, risk and collateral management solutions. The Calypso solution provides customers with a single platform designed to enable consolidation, innovation and growth. The platform supports front, middle and back office activities in exchange-traded and OTC instruments and supports multiple financial asset classes and the associated financial instruments. Calypso’s software application specializes in capital markets, investment management, risk management, clearing, collateral, treasury and liquidity management.
The Calypso platform, leveraging modern technology, is versatile and serves customers across different industries, including banks, central banks, buy-side clients, government-sponsored entities and corporate clients, and can quickly adapt to changing paradigms including new asset classes, regulations, trading venues, and trading and processing workflows.
Nasdaq’s market technology solutions are utilized by leading markets in North America, Europe, Asia, Middle East, Latin America and Africa. These solutions can handle a wide array of assets, including but not limited to cash equities, equity derivatives, currencies, various interest-bearing securities, commodities, energy products and digital currencies. Our solutions can also be used in the creation of new asset classes by non-capital markets customers. We continue to develop our SaaS business portfolio by extending and migrating our current offerings to SaaS.
We provide and deliver mission-critical solutions to market infrastructure operators, which include exchanges, regulators, clearinghouses and central securities depositories. These solutions are designed to cover all aspects of a market operator’s needs, from trading and clearing to risk management, index development, data, management, testing and quality assurance.
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
Our market technology business also provides complex delivery management and systems integration. Through our integration services, we can assume responsibility for projects that involve migration to a new system and the establishment of entirely new marketplaces. We also offer operation and support for the applications, systems platforms, networks and other components included in an information technology solution, as well as advisory services.

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
We provide trading services in North America and Europe. In the U.S., we operate six options exchanges: Nasdaq PHLX, The Nasdaq Options Market, Nasdaq BX Options, Nasdaq ISE, Nasdaq GEMX and Nasdaq MRX. These exchanges facilitate the trading of equity, ETF, index and foreign currency options. Our combined options market share in 2024 represented the largest share of the U.S. market for multi-listed equity options. Our options trading platforms provide trading opportunities to retail investors, algorithmic trading firms and market makers, who tend to prefer electronic trading, and institutional investors, who typically require high touch services to execute their trades, which are often performed on our trading floor in Philadelphia.
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
Our Market Services segment also includes revenues from U.S. Tape plans. The plan administrators sell quotation and last sale information for all transactions, whether traded on The Nasdaq Stock Market or other exchanges, to market participants and to data distributors, who then provide the information to subscribers. After deducting costs, the plan administrators distribute the tape revenues to the respective plan participants based on a formula required by Regulation NMS that takes into account both trading and quoting activity.
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
In Europe, Nasdaq Nordic offers trading in derivatives, such as stock options and futures and index options and futures. Nasdaq Clearing offers CCP clearing services for stock options and futures and index options and futures.
Nasdaq Fixed Income, or NFI, provides a wide range of products and services, such as trading and clearing, for fixed income products in Sweden, Denmark, Finland, Iceland, Estonia, Lithuania and Latvia. Nasdaq is the largest bond listing venue in the Nordics, with more than 5,600 listed retail and institutional bonds. In addition, Nasdaq Nordic facilitates the trading and clearing of Nordic fixed income derivatives in a unique market structure. Buyers and sellers agree to trades in fixed income derivatives through bilateral negotiations and then report those trades to Nasdaq Clearing. Nasdaq Clearing offers CCP clearing services for fixed-income options and futures and interest rate swaps. Nasdaq Clearing also operates a clearing service for the resale and repurchase agreement market.
Nasdaq Commodities is the brand name for Nasdaq’s European commodity-related products and services such as trading and clearing. Nasdaq Commodities’ offerings include derivatives in power, natural gas and carbon emission markets, seafood and electricity certificates. These products are listed on Nasdaq Oslo ASA, except for seafood, which is listed on Fish Pool, a third-party platform. In June 2023, we entered into an agreement to sell our Nordic power trading and clearing business, which was subsequently terminated in June 2024. In January 2025, we entered into a new agreement to transfer existing open positions in our Nordic power derivatives trading and clearing business to a European exchange. The completion of this transaction is subject to customary regulatory approvals. Additionally, beginning in January 2025, Nasdaq no longer offered seafood derivatives clearing.
Nasdaq Oslo ASA is the commodity derivatives exchange for European products. All trades with Nasdaq Oslo ASA are subject to clearing with Nasdaq Clearing, which offers CCP clearing services for commodities options and futures.
We also own a majority stake in Puro.earth, a Finnish-based leading platform for carbon removal. Puro.earth offers engineered carbon removal instruments that are verified and tradable through an open, online platform. Puro.earth’s marketplace capabilities add to our suite of sustainability-focused technologies and workflow solutions and give our clients further resources to achieve their sustainability objectives.
ENABLERS, DIFFERENTIATORS AND COMPETITION
Technology
Technology plays a key role in ensuring the growth, reliability and regulation of financial markets. We have established a technology risk program to evaluate the resiliency of critical systems, including risks associated with cybersecurity. This program is focused on identifying areas for improvement in systems, and implementing changes and upgrades to technology and processes to minimize future risk. We have continued our focus on improving the security of our technology with an emphasis on employee awareness through training, targeted phishing education campaigns, and new tool deployment for our securities operations team. See “Item 1A. Risk Factors” in this Annual Report on Form 10-K for further discussion.
We are focused on amplifying the impact that AI has on the business and in our products. We continue to develop products and services using AI, including generative AI, and the use of AI in product development remains a priority for us in 2025. We are currently leveraging AI to further develop products and solutions in areas such as investment analytics, investor relations and fraud and anti-money laundering, as well as to modernize markets with the SEC approval of the first AI-powered order type. For example, we are working on developing AI systems to track financial transactions across the ecosystem to determine potential fraud, money laundering, or other actions. These solutions can be utilized by our clients, including banks, other exchanges and brokers firms that use our solutions to reduce or eliminate threats.
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
We believe that our focus on AI to enhance features of our existing offerings and in the development of new solutions, together with our significant proprietary data sets and our use of AI to drive internal operating efficiencies, provides us with a competitive advantage.
During 2024, Nasdaq continued its shift from traditional on-premises deployments by utilizing and deploying cloud infrastructure. We believe that migrating our exchanges to the cloud, through our partnership with AWS, will result in improved performance and increased flexibility for our customers. We expect to move additional markets to the cloud with AWS during the next several years. The shift to cloud-based markets enables Nasdaq to provide its clients access to enhanced capabilities, including virtual connectivity services, market analytics and machine learning. We also expect to continue to leverage the cloud-based infrastructure for our market technology clients, assisting such clients in developing their own platforms and customizing their offerings for their local, rapidly changing industry dynamics. Additionally, we expanded our existing colocation facility to meet the growing demand of market participants that seek proximity to the Nasdaq trading systems. Our expanded and enhanced facility is designed to provide the optimal environment for the next generation of compute workloads and offer clients access to a wider range of services and capabilities.
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

Our Value Proposition
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
Technological Strength
The strength and resiliency of our technology, enhanced by our Financial Technology segment, in meeting the advancing demands of our global customer base is vital to the continued success of our business and distinguishes us from our competitors.
We strive to be a trusted partner to a diverse range of clients that participate across the global financial ecosystem, including:
•Banks and Financial Institutions: Providing banks and financial institutions with safety and integrity through a suite of trade surveillance, cloud-native fraud and anti-money laundering solutions and robust regulatory reporting software.
•Market Infrastructure Operators: Assisting market infrastructure operators in increasing efficiency, meeting customer needs, and growing revenue across the trade lifecycle.
•Brokers and Traders: Helping brokers and traders to confidently plan, optimize, manage risk and execute their business vision.
•Market Participants: Providing market participants with access to liquidity and enabling them to efficiently consume, monitor, analyze, and capitalize on real-time market changes.
•Listed Companies: Enabling companies to access capital markets effectively, manage stakeholders and leverage technology to operate and govern effectively.
•Investors and Asset Managers: Offering products and services to assist investors and asset managers in optimizing their portfolios and offerings.
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
Our Listing Services business in both the U.S. and Europe provides a means of facilitating capital formation through public capital markets. There are competing ways of raising capital, and we seek to demonstrate the benefits of listing shares on our exchange. Our primary competitor for larger company stock share listings in the U.S. is NYSE. The Nasdaq Stock Market competes with local and international markets located outside the U.S. for listings of equity securities of both U.S. and non-U.S. companies that choose to list (or dual-list) outside of their home country. For example, The Nasdaq Stock Market competes for listings with exchanges in Europe and Asia. Additionally, we face competition from private equity firms that may elect to keep their portfolio companies as private companies.
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
Our corporate solutions business faces competition that can be varied and fragmented. Other exchange operators are partnering with firms that have capabilities in this area and seeking to acquire relevant assets in order to provide investor relations services to customers alongside listing services. Our Sustainability Solutions, including Nasdaq Metrio and sustainability consulting services, are positioned in evolving markets with competitors offering multiple point solutions providing software, data or consulting services. Our Governance Solutions products compete against a wide range of companies that vary by customer segment and geography.

Financial Technology
For our Financial Crime Management Technology and trade and market surveillance businesses, competitors include core banking solution providers ranging from small to large, independent solution providers, FinTech start-ups and in-house custom builds. We compete against enterprise solution providers and point solutions for clients with larger AUM. Competitors also include companies that serve multiple industries in addition to financial services with generalized solutions, such as business intelligence tools, data integrators, investigation platforms and software covering the broader compliance lifecycle. Recently, there has been an increase of FinTech start-ups shifting into the surveillance, fraud detection and AML space offering highly-specialized solutions for advanced data analytics, AI and machine learning technology. The Financial Crime Management Technology and surveillance offerings compete on a number of factors, including but not limited to, increased workflow efficiency, quality of the data, quality of alerts and pricing.
Our Financial Crime Management Technology and surveillance offerings must demonstrate the ability to decrease false-positives and provide in-depth views into potential abuses and risks that stem from those cases. These offerings help firms reduce both the reputational and regulatory risk as well as the complexity in efforts to keep markets and financial institutions safe.
Competitors to our AxiomSL solutions, which includes financial, statistical and prudential reporting as well as shareholder disclosures, trade reporting and ESG reporting, include large independent solution providers, in-house solutions at financial institutions as well as some smaller independent point solution providers. As regulatory reporting becomes more granular and time sensitive, the ability of our platform to operate with speed at scale, and with consistency across functional business domains continues to set AxiomSL apart.
Competitors to our Calypso product, which includes solutions for cross-asset, front-to-back trading, treasury, risk and collateral management, include enterprise solution providers as well as local and regional providers focusing on smaller clients. Competition among larger clients, such as global banks, typically includes internally developed solutions. Other competitors include point solution companies, such as pricing library providers, and post-trade service providers.
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
In the U.S., our options markets compete with exchanges operated by Cboe Global Markets, Inc., or Cboe, Miami International Holdings, Inc., or MIAX, Intercontinental Exchange, Inc., or ICE, Members Exchange and BOX Options Market. In the U.S., our cash equities markets compete with exchanges operated by Cboe, ICE, MIAX, The Investors Exchange, Members Exchange and Long Term Stock Exchange. We also face competition from ATSs, known as “dark pools,” and other less-heavily regulated broker-owned trade facilitation systems, as well as from other types of OTC trading. In Canada, our cash equities exchange competes principally with exchanges such as the Toronto Stock Exchange, or TSX.
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
In Europe, our cash equities markets compete with exchanges such as Euronext N.V., Deutsche Börse AG, London Stock Exchange Group plc, or LSE, and many Multilateral Trading Facilities, or MTFs, such as Cboe, Turquoise and Aquis. Our competitors in the trading and clearing of options and futures on European equities include Eurex, Cboe, ICE Futures Europe and London Clearing House, or LCH. In addition, in equities markets in Europe, we face competition from other broker-owned systems, dark pools, Systematic Internalizers, or SIs, and other types of OTC trading. Competition among exchanges for trading European equity derivatives tends to occur where there is competition in the trading of the underlying equities. In addition to exchange-based competition, we face competition from OTC derivative markets.

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
CORPORATE VENTURE PROGRAM
We operate a corporate venture program to make minority investments primarily in emerging growth FinTech companies that are strategically relevant to, and aligned with, Nasdaq. Investments are made through the venture program to further our research and development efforts and accelerate the path to commercial viability. We expect that capital invested will continue to be modest and will not have a material impact on our consolidated financial statements, existing capital return or deployment priorities. Since its inception in 2017, our venture program has grown in size and has invested in companies covering various sectors, including data, analytics and workflow technologies, blockchain and digital assets, market infrastructure, anti-financial crime, new marketplaces and enabling technologies. As of December 31, 2024, our investments, which primarily include equity and convertible debt investments, were valued at $218 million.
ENVIRONMENTAL, SOCIAL AND GOVERNANCE MATTERS
Nasdaq is committed to our long-term governance and sustainability strategy, advocacy and oversight. We continue to engage with internal and external stakeholders at all levels regarding sustainability matters. During 2024, we continued our corporate, community and commercial ESG efforts, including furthering our commitment to climate change awareness, reducing our environmental impact, building a workplace culture of inclusivity and evolving our portfolio of sustainability-related solutions and services.
The Nominating & ESG Committee has formal responsibility and oversight for corporate ESG policies and programs and receives regular reports on key ESG matters and initiatives. Our Corporate ESG Steering Committee serves as the central coordinating body for our ESG strategy; it is co-chaired by executive leaders and comprised of a cross-functional group of Nasdaq senior executives.
We continued to be committed to our decarbonization and climate strategy. We have taken steps to achieve carbon neutrality across all our business operations for the seventh consecutive year after we retire our remaining carbon offsets for 2024 by the third quarter of 2025. We are working towards our short- and long-term net-zero science-based targets, which were validated and approved by the Science Based Targets initiative in 2022. In 2024, we were named to the Dow Jones Best-in-Class World Index for the first time, the Dow Jones Best-in-Class North America Index for the ninth consecutive year and Just Capital’s Just100 list of America’s most just companies for the second consecutive year. In addition, Nasdaq maintained industry leading scores from ESG rating agencies, including a rating of “AA,” from MSCI placing Nasdaq in MSCI’s “Leaders” category.

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
We help companies of all maturity levels through our robust combination of technology, tools, data, insights and capital market solutions.
Our sustainability-focused solutions are centered around three strategic pillars to meet our audience’s needs in a rapidly evolving market:
•Regulatory-focused Workflows: A powerful, built-for-purpose sustainability data management platform with user-friendly workflows for the most impactful regulation and climate strategy needs.
•AI-powered Insights: Proprietary insights powered by trusted data sources and generative AI to provide our users with a better lens to make faster sustainability decisions.
•In-house Expertise: In-house sustainability expertise combined with technology to provide full-service support to organizations navigating global compliance requirements, while also monitoring the capital markets.
During 2024, we also maintained, and continued to expand, our portfolio of sustainability services and solutions for our clients and stakeholders.
In 2024, we requested our existing leading suppliers by spend to attest to our Supplier Code of Ethics. The Supplier Code of Ethics, which is available on our website, encourages our suppliers and vendors to adopt sustainability and environmental practices in line with our published Environmental Practices Statement. Additionally, our new suppliers are required to attest to the Supplier Code of Ethics in connection with the commencement of their engagement.
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
Section 19 of the Exchange Act provides that our exchanges must submit to the SEC proposed changes to any of the SROs’ rules, practices and procedures, including revisions to provisions of our certificate of incorporation and by-laws that constitute SRO rules. The SEC will typically publish such proposed changes for public comment, after which the SEC may approve or disapprove the proposal, as it deems appropriate. SEC approval requires a finding by the SEC that the proposal is consistent with the requirements of the Exchange Act and the rules and regulations thereunder. Pursuant to the requirements of the Exchange Act, our exchanges must file with and seek approval from the SEC for, among other things, all proposals to change their pricing structure.

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
Broker-dealer regulation. Nasdaq’s broker-dealer subsidiaries are subject to regulation by the SEC, the SROs and various state securities regulators. Nasdaq operates three broker-dealers: Nasdaq Execution Services, LLC, NFSTX, LLC, and Nasdaq Capital Markets Advisory LLC. Each broker-dealer is registered with the SEC, a member of FINRA and registered in the U.S. states and territories required by the operation of its business. In addition, we own a minority interest in NPM.
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
Our registered broker-dealers are subject to regulatory requirements intended to ensure their general financial soundness and liquidity, which require that they comply with certain minimum capital requirements. As of December 31, 2024, each of our broker-dealers were in compliance with applicable capital requirements.
Regulatory contractual relationships with FINRA. Our SROs have signed a series of regulatory service agreements covering the services FINRA provides to the respective SROs. Under these agreements, FINRA personnel act as our agents in performing the regulatory functions outlined above, and FINRA bills us a fee for these services. These agreements ensure that the markets for which we are responsible are properly regulated. In conjunction with these agreements, we also perform certain of these functions ourselves. In addition, our SROs retain ultimate regulatory responsibility for all regulatory activities performed under these agreements by FINRA.
Exchange Act Rule 17d-2 permits SROs to enter into agreements, commonly called Rule 17d-2 agreements, approved by the SEC with respect to enforcement of common rules relating to common members. Our SROs have entered into several such agreements under which FINRA assumes regulatory responsibility for various rules or areas covered by agreements.
Regulation NMS and Options Intermarket Linkage Plan. We are subject to Regulation NMS for our cash equity markets, and our options markets have joined the Options Intermarket Linkage Plan. These are designed to facilitate the routing of orders among exchanges to create a national market system as mandated by the Exchange Act. One of the principal purposes of a national market system is to ensure that brokers may execute investors’ orders at the best market price. Both Regulation NMS and the Options Intermarket Linkage Plan require that exchanges avoid trade-throughs, locking or crossing of markets and provide market participants with electronic access to the best prices among the markets for the applicable cash equity or options order.
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
Regulation of Registered Investment Advisor Subsidiary. Our subsidiary Nasdaq Dorsey Wright, or NDW, is an investment advisor registered with the SEC under the Investment Advisors Act of 1940. In this capacity, NDW is subject to oversight and inspections by the SEC. Among other things, registered investment advisors like NDW must comply with certain disclosure obligations, advertising and fee restrictions and requirements relating to client suitability and custody of funds and securities. Registered investment advisors are also subject to anti-fraud provisions under both federal and state law.
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
We are subject to MiFID II and MiFIR, the European Union’s Market Abuse Regulation, which primarily affects our European trading businesses. Many of the provisions of MiFID II and MiFIR are implemented through technical standards drafted by the European Securities and Markets Authority and approved by the European Commission. In addition, in 2016, the European Union adopted legislation on governance and control of the production and use of benchmark indices. The Benchmark Regulation became effective in the European Union beginning in 2018, and Nasdaq must comply beginning January 1, 2026 in relation to benchmarks provided by non-European Nasdaq entities as well as European Nasdaq entities. As the regulatory environment continues to evolve and related opportunities arise, we intend to continue developing our products and services to ensure that the exchanges and clearinghouse that comprise Nasdaq Nordic and Nasdaq Baltic maintain favorable liquidity and offer fair and efficient trading.
In addition, proposed rules under MiFID II and MiFIR rules include provisions potentially impacting various parts of Nasdaq’s exchanges and data business, including a proposal to establish a European consolidated tape of pre- and/or post-trade data.
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

In the United Kingdom, The Nasdaq Stock Market, Nasdaq Oslo ASA, Nasdaq Stockholm AB, Nasdaq Copenhagen A/S, and Nasdaq Helsinki Ltd are each subject to regulation by the Financial Conduct Authority as “Recognised Overseas Investment Exchanges.” Nasdaq Clearing is registered as a recognized third country CCP with the Bank of England under the temporary recognition regime. The registration became effective on December 31, 2020 and lasts until December 31, 2026 (which may be extended further), during which time Nasdaq Clearing may continue to act as a CCP vis-a-vis UK members. Nasdaq Clearing has submitted its application for permanent recognition and is awaiting further information as to the process and timeline from the Bank of England.
HUMAN CAPITAL MANAGEMENT
Nasdaq has continued to strengthen our commitment to, and investment in, attracting, retaining, developing and motivating our employees during 2024.
We also continued our efforts to create an inclusive work environment of equal opportunity, where employees feel respected and valued for their contributions, and where Nasdaq and its employees have opportunities to make positive contributions to our local communities.
Additional information regarding our human capital management matters can be found in our annual Sustainability Report, which will be available on our website later in 2025. Our Sustainability Report and other information on our website are not incorporated by reference into this Annual Report on Form 10-K.
As of December 31, 2024, Nasdaq had 9,162 full and part-time employees, including employees of non-wholly owned consolidated subsidiaries.
Flexible and Hybrid Workplace
Following the COVID pandemic, we re-shaped our expectations of the work environment. Most of our employees balance their time between several days in the office and several days working from home, contributing to a positive work-life balance. In addition to vacation time, we provide every employee six paid “flex” days per year, to be used as extra vacation days for mental health, family time, or any other purpose. We have found this flexibility has contributed both to our high engagement scores among current employees, as well as a positive element in attracting new talent to join Nasdaq.
Talent Management and Development
We continued to increase our efforts in attracting and retaining our employees. Nasdaq seeks to hire world-class and innovative talent across the globe.
In 2024, our internal employee engagement score, based on our biannual employee engagement surveys, which most recently had a 94% participation rate, reached its record high rating of 80% favorable, with 14% neutral, placing us in the top 10% of tech companies, according to our survey provider. Our workforce voluntary attrition rate during 2024 was approximately 6.7%, which was nearly one percentage point lower than 2023.
During 2024, we continued a series called the Manager Forum, facilitated by our CEO and other senior and mid-career leaders, to engage managers in sustained leadership development, alongside our existing formal leadership development curriculum.
Our AI-driven career development platform, the Career Hub, matches employees, based on their career aspirations, to internal training, potential mentors, short-term projects and full-time internal roles. This helped us again increase our career satisfaction scores in our biannual employee engagement survey and supported employee retention.
We have invested in professional development for our employees, including offering access to professional development programs; providing tuition assistance to employees enrolled in degree-granting academic programs; holding internal career fairs and career development programs; connecting employees to our formal mentoring programs and providing one-on-one professional coaching opportunities. Our 2024 AI training initiative saw 98% of the firm participating in at least one program to bolster their AI knowledge and skills.
To reward our employees at various stages of their tenure with Nasdaq, we continued our anniversary recognition program that includes Nasdaq-branded merchandise, and, for major milestones, recognition on our Nasdaq Tower in Times Square. Additionally, our peer-to-peer employee recognition program rewards employees and highlights recognized employees on our internal social media channels, further amplifying the recognition. In 2024, more than 18,600 peer-to-peer recognition awards were issued by employees to other employees across the organization.
A Culture of Inclusion
At Nasdaq, three pillars guide our inclusion efforts: Workforce, Workplace and Marketplace.
•Workforce seeks to ensure that our employee population is representative of the communities in which we operate.
•Workplace seeks to create a positive, equitable workplace experience for all employees of Nasdaq.
•Marketplace aims to positively influence our peers in the capital market ecosystem and invest in the local communities where we operate.

Workplace Demographics
Our global female employee base in 2024 was approximately 36%. Our minority representation in the U.S., which includes Asian, Black/African American, Hispanic/Latino, Multiracial, Native American, Native Hawaiian, and Pacific Islander employees, was 33% in 2024.
Gender and Ethnicity Data as of December 31, 2024 and 2023 are presented below:
* In the charts above, the "not disclosed" percentage includes employees that have chosen not to disclose and race and ethnicities that are less than 0.3% of our total employee headcount.
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
Beyond compensation, we offer a suite of programs, benefits, perquisites, and resources. Our core benefits include health (medical, dental, and vision) and risk insurances (life and disability), retirement plans, and an employee stock purchase plan. We also offer robust paid time-off benefits which include vacation, incidental sick days and parental leave. In addition, all Nasdaq employees, regardless of their location in any of our global offices, are offered paid time off for key life events such as bereavement leave and volunteer days. Our North American employees continue to have access to our flexible time off policy. These programs, coupled with our hybrid work schedules, are designed to meet the various needs of our workforce.
In 2024, we continued to build awareness of our wellness programs and increase support to our employees through on-site and virtual events such as Wellness Week and World Mental Health Day. Wellness Week included six virtual webinars for U.S. employees to learn about the scope of wellness benefits offered. World Mental Health Day was a month-long campaign where managers and employees could participate in webinars to learn about mental health in the workplace. The benefits team also started “well-being moments,” which are monthly reminders shared in employee newsletters and town hall meetings to improve the physical, mental and financial health of our employees in their personal and professional life.
Community Involvement
Nasdaq’s “Purpose” initiative comprises our philanthropic, community outreach, entrepreneurial support and employee volunteerism programs, all designed to leverage our unique place at the center of capital creation, markets, and technology and drive stronger economies, more equitable opportunities and contribute to a more sustainable world.
Through our Nasdaq GoodWorks Corporate Responsibility Program, we have committed to supporting the communities in which we live and work by providing eligible full and part-time employees with two paid days off per year to volunteer. We also match charitable donations of all Nasdaq employees and contractors up to $1,000, or more in certain circumstances, per calendar year. In 2024, Nasdaq employees raised over $550,000, including donations and matches, supporting more than 800 charities worldwide.
During 2024, Nasdaq held its fourth annual Purpose Week, a week dedicated to celebrating and advancing economic progress for all. Throughout Purpose Week, we hosted employees from around the world for panels and workshops highlighting our continued purpose of advancing economic progress for all. Employees participated in a variety of activities, including packing Thanksgiving food kits, preparing financial literacy guidebooks and building solar lights for communities affected by natural disasters
Additionally, Nasdaq also hosted its second annual Purpose Forum in 2024, focusing on the theme “A Better Tomorrow: Built for Purpose.” The Purpose Forum convened thought leaders, change-makers, and innovators to discuss creating positive impact through embracing and adopting purpose-driven strategy, culture, and brand.
The Nasdaq Foundation works with organizations that promote and support under-resourced communities by reimagining investor engagement and equipping communities with the financial knowledge needed to share in the wealth that markets create. During 2024, the Nasdaq Foundation provided grants to 23 organizations that share that mission. These grants were awarded to, among others: The Legal Aid Society, which provides through its Community Development Project legal trainings and technical assistance to small businesses in New York City; Future Founders, which empowers entrepreneurs ages 18-30 to launch and grow their own businesses; and World Services for the Blind, in collaboration with Penny Forward, which will create the first investing courses specifically designed for people who are blind or have low vision.
NASDAQ WEBSITE AND AVAILABILITY OF SEC FILINGS
We file periodic reports, proxy statements and other information with the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.
Our website is ir.nasdaq.com. Information on our website is not a part of this Form 10-K. We make available free of charge on our website, or provide a link to our SEC filings, including our Forms 10-K, Forms 10-Q and Forms 8-K and any amendments to these documents, that are filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. To access these filings, go to our website and click on “Financials” then click on “SEC Filings.”

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
Our business performance is impacted by a number of factors, including general economic conditions, current or expected inflation, interest rate fluctuations, market volatility, changes in investment patterns and priorities, regulatory shifts, pandemics and other factors that are generally beyond our control. To the extent that global or national economic conditions weaken and result in slower growth or recessions, our business may be negatively impacted. Adverse market conditions could reduce customer demand for our services and the ability of our customers, lenders and other counterparties to meet their obligations to us. Poor economic conditions may result in a reduction in the demand for our products and services, including data, indices and corporate solutions, or could result in a decline in the number of IPOs, reduced trading volumes or values and deterioration of the economic welfare of our listed companies, which could cause an increase in delistings. The demand for our Regulatory Technology, Capital Markets Technology and Financial Crime Management Technology offerings are primarily influenced by regulatory changes and the financial strength and growth plans of our clients at any given time, and such demand may be adversely affected by economic, political and geopolitical market conditions.
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
The number of listings on our markets is primarily influenced by factors such as investor demand, the global economy, available sources of financing, and tax and regulatory policies. Adverse conditions may jeopardize the ability of our listed companies to comply with the continued listing requirements of our exchanges, or reduce the number of issuers launching IPOs, including SPACs, and direct listings. While the number of IPOs on our exchanges increased in 2024 as compared to 2023, there is no assurance that demand for IPOs will continue at the same or higher rate.
Our Capital Access Platforms segment may be significantly affected by global economic conditions. Professional subscriptions to our data products are at risk if staff reductions occur in financial services companies or if our customers consolidate, which could result in significant reductions in our professional user revenue or expose us to increased risks relating to dependence on a smaller number of customers. In addition, adverse market conditions may cause reductions in the number of non-professional investors with investments in the market and in ETP AUM tracking Nasdaq indices as well as trading in futures linked to Nasdaq indices.
There may be less demand for our analytics, corporate solutions, market technology and risk and regulatory products and services if global economic conditions weaken. Our customers historically reduce purchases of new services and technology when growth rates decline, thereby diminishing our opportunities to sell new products and services or upgrade existing products and services.
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
The liberalization and globalization of world markets has resulted in greater mobility of capital, greater international participation in local markets and more competition. As a result, both in the U.S. and in other countries, the competition among exchanges and other execution venues has become more intense. Marketplaces in both U.S. and Europe have also merged to achieve greater economies of scale and scope.
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
Our businesses depend on the integrity and performance of the technology, computer and communications systems supporting them. If new systems fail to operate as intended or our existing systems cannot expand to cope with increased demand or otherwise fail to perform, we could experience unanticipated disruptions in service, slower response times and delays in the introduction of new products and services. We could experience a systems failure due to human error by our employees, contractors or vendors, electrical or telecommunications failures or disruptions, hardware or software failures or defects, cyberattacks, sabotage or similar unexpected events. These consequences could result in service outages, lower trading volumes or values, financial losses, decreased customer satisfaction, litigation and regulatory sanctions. Our markets and the markets that rely on our technology have experienced system failures and delays in the past and we could experience future system failures and delays.
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
In our technology operations, we have invested substantial amounts in the development of system platforms, the rollout of our platforms and the adoption of new technologies, including cloud-based infrastructure and AI for certain of our offerings. Although investments are carefully planned, there can be no assurance that the demand for such platforms or technologies will justify the related investments. If we fail to generate adequate revenue from planned system platforms or the adoption of new technologies, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our results of operations and financial condition. In addition, clients may delay purchases in anticipation of new products or enhancements. We may allocate significant amounts of cash and other resources to product technologies or business models for which market demand is lower than anticipated. In addition, the introduction of new products by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing product offerings could render our existing or future products obsolete.
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
Our systems and operations are vulnerable to damage, misappropriation or disruption from security breaches. Some of these threats include attacks from foreign governments, hacktivists, insiders and criminal organizations. Foreign governments may seek to obtain a foothold in U.S. critical infrastructure, hacktivists may seek to deploy denial of service attacks to bring attention to their cause, insiders may pose a risk of human error or malicious activity and criminal organizations may seek to profit by gaining control of company systems or accounts or from stolen data via ransomware or other means, such as social engineering, including deepfake scams, compromised business email or other methods. Our hybrid work model and our global footprint elevate cybersecurity and operational risks, particularly in geographies with adversary nation-states and/or unreliable law enforcement. Given our position in the global securities industry, we may be more likely than other companies to be a direct target, or an indirect casualty, of such events.
While we continue to employ and invest resources to monitor our systems and protect our infrastructure, these measures may prove insufficient due to the continuously evolving nature of threat activity. Any system issue, whether as a result of an intentional breach, collateral damage from a cybersecurity incident involving our supply chain vendors, a negligent or malicious act by an insider, or the use of AI by bad actors, including the use of such tools to engage in social engineering or similar activities, or due to a cybersecurity breach of a customer that results in a loss of our data or compromises our systems or those of our other customers utilizing the same products, could damage our reputation and result in: a loss of customers; disrupted customer relationships; the loss of our intellectual property or sensitive data; lower trading volumes or values, significant liabilities, litigation or regulatory fines; or otherwise have a negative impact on our business, our products and services, financial condition and operating results. There can be no assurance we will be able to identify and mitigate every incident involving cybersecurity attacks, breaches or incidents. A system breach may go undetected for an extended period of time.
Expanded cybersecurity regulations, and increased cybersecurity infrastructure and compliance costs, may adversely impact our results of operations.
As cybersecurity threats continue to increase in frequency and sophistication, and as the domestic and international regulatory and compliance structure related to information, cybersecurity, data privacy, resiliency and data usage becomes increasingly complex and exacting, we may be required to devote significant additional resources to strengthen our cybersecurity capabilities, and to identify and remediate any security vulnerabilities. Compliance with laws and regulations concerning cybersecurity, data privacy, resiliency and data usage could result in significant expense, and any failure to comply could result in proceedings against us by regulatory authorities or other third parties. Costs for bolstering cybersecurity capabilities, and increased cybersecurity and data privacy compliance costs, could adversely impact our business, financial condition and operating results. Additionally, our clients increasingly demand rigorous contractual, certification and audit provisions regarding cybersecurity, data protection and data usage, which may also increase our overall compliance burden and costs in meeting such obligations.
The success of our business depends on our ability to keep up with rapid technological and other competitive changes affecting our industry. Specifically, we must complete development of, successfully implement and maintain platforms that have the functionality, performance, capacity, reliability and speed required by our business and our regulators, as well as by our customers.
The markets in which we compete are characterized by rapidly changing technology, evolving industry and regulatory standards, frequent enhancements to existing products and services, the adoption of new services and products and changing customer demands. We are reliant on our customers that purchase our on-premises solutions to maintain a certain level of network infrastructure for our products to operate and to allow for our support of those products, and to secure our software and other proprietary materials stored in such systems, and there is no assurance that a customer will implement such measures. We may not be able to keep up with rapid technological and other competitive changes affecting our industry. For example, we must continue to enhance our platforms and, where relevant, our customers', to remain competitive as well as to address our regulatory responsibilities, and our business will be negatively affected if our platforms or the technology solutions we sell to our customers fail to function as expected. If we are unable to develop our platforms to include other products and markets, or if our platforms do not have the required functionality, performance, capacity, reliability and speed required by our business and our regulators, as well as by our customers, we may not be able to compete successfully. Further, our failure to anticipate or respond adequately to changes in technology and customer preferences or any significant delays in product development efforts, could have a material adverse effect on our business, financial condition and operating results.
Our AI initiatives under development and the use of AI in certain of our existing products may be unsuccessful and may give rise to various risks, which could adversely affect our business, reputation, or operating results.
We have made, and are continuing to make, significant investments in AI including generative AI, to, among other things, develop new products or features for our existing products, including our anti-financial crime, equity trading, investor relations, sustainability and investment analytics solutions, and to enhance and refine our internal business operations. As AI is a new and evolving technology in the early stages of commercial use, there are significant risks involved in the development and deployment of AI, and there can be no assurance that the use of AI will enhance our products or services or augment our business or operating results. Market acceptance of AI technologies is uncertain, and we may be unsuccessful in our product development efforts. Moreover, our AI-related product initiatives and offerings, or use in our internal business operations, may give rise to risks related to harmful content, accuracy, bias, discrimination, intellectual property infringement, the ability to obtain intellectual property protection, misappropriation or leakage of intellectual property, defamation, data privacy, and cybersecurity, among others. In addition, these risks include the possibility of the introduction of new or enhanced laws or regulations or novel enforcement of existing laws to uses of AI, for which compliance may be costly and burdensome or involve changes to our business practices or products, litigation or other legal liability, or additional oversight, audits or enforcement under existing laws or regulations. The use of AI may also give rise to ethical concerns or negative public perceptions, which may cause brand or reputational harm. Additionally, our competitors may be developing their own AI products and technologies, which may be superior in features or functionality, or cost, to our offerings. Any of these factors could adversely affect our business, reputation, or operating results.
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
The market for listings is dependent on the prosperity of companies and the availability of risk capital. A stagnation or decline in the number of new listings, or an increase in the number of delistings, on The Nasdaq Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges could cause a decrease in revenues for future years. A prolonged decrease in the number of listings, failure of existing SPACs to successfully complete transactions with target companies and dissolve or an increase in the number of delistings, could negatively impact the growth of our revenues. Our corporate solutions business is also impacted by declines in the listings market or increases in acquisitions, privatizations or bankruptcies as there may be fewer publicly-traded customers that need our products.
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
We must rationalize, coordinate and integrate the operations of our acquired businesses, including the acquisition of Adenza, which was completed in November 2023. This process involves complex technological, operational and personnel-related challenges, which are time-consuming and expensive and may disrupt our business. The difficulties, costs and delays that could be encountered may include:
•difficulties, costs or complications in combining the companies’ operations, including technology platforms, security measures and infrastructure or regulatory or legal non-compliance that may need greater remediation than anticipated, which could lead to us not achieving the synergies or efficiencies we anticipate or customers not renewing their contracts with us as we migrate platforms;
•incompatibility of systems and operating methods;
•reliance on, or provision of, transition services;
•inability to use capital assets efficiently to develop the business of the combined company and achieve revenue growth, including cross-sell activity;
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
For these reasons, we may not achieve the anticipated financial and strategic benefits from our acquisitions and strategic initiatives. Any actual efficiencies and synergies may be lower than we expect and may take a longer time to achieve than we anticipate, and we may fail to realize the anticipated benefits of acquisitions.
We rely on third parties to perform certain functions, and our business could be adversely affected if these third parties fail to perform as expected or experience service interruptions affecting our operations.
We rely on third parties for regulatory, data center, cloud computing, data storage and processing, connectivity, data content, clearing, maintaining markets and exchange liquidity and other services. Interruptions or delays in services from our third-party providers could impair our services or their delivery and harm our business. To the extent that any of our vendors or other third-party service providers experience difficulties or a significant disruption, breach or outage, materially changes their business relationship with us or fails or delays for any reason to perform their obligations, including due to geopolitical instability, our business or our reputation may be materially adversely affected.
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
AWS operates a platform that we use to provide exchange and other services to our clients, and therefore we are vulnerable to service outages on the AWS platform that affect Nasdaq workloads running or stored in the AWS environment. If AWS does not deliver our system requirements on time, fails to provide maintenance and support to our specifications or a migration experiences integration challenges, the successful migration of our exchanges to the AWS cloud platform may be significantly delayed, which may adversely affect our reputation and financial results.
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
Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of those assets may become impaired in the future. As of December 31, 2024, goodwill totaled $14.0 billion and intangible assets, net of accumulated amortization, totaled $6.9 billion. The determination of the value of such goodwill and intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.
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
There were no impairment charges recorded relating to goodwill and indefinite-lived intangible assets and there were no material impairment charges recorded relating to other long-lived assets in 2024, 2023 and 2022.
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
•changes in our credit rating and financing costs;
•risks to the continued achievement of our strategic direction;
•risks associated with divesting employees, customers or vendors when divesting businesses or assets;
•declines in the value of investments;
•exposure to unanticipated liabilities, including after a transaction is completed;
•incurred but unreported claims for an acquired company; and
•difficulties in realizing projected efficiencies and synergies.
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
Our indebtedness as of December 31, 2024 was $9.5 billion. We may borrow additional amounts by utilizing available liquidity under our existing credit facilities, issuing additional debt securities or issuing short-term, unsecured commercial paper notes through our commercial paper program.
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

In addition, we must comply with the covenants in our credit facilities. Among other things, these covenants restrict our ability to effect certain fundamental transactions, dispose of certain assets, incur additional indebtedness and grant liens on assets. Failure to meet any of the covenant terms of our credit facilities could result in an event of default. If an event of default or cross-default occurs, and we are unable to receive a waiver of default, our lenders may increase our borrowing costs, restrict our ability to obtain additional borrowings and accelerate repayment of all amounts outstanding.
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
RISKS RELATED TO LEGAL AND REGULATORY MATTERS
We operate several of our businesses in highly regulated industries and may be subject to censures, fines and enforcement proceedings if we fail to comply with regulatory obligations that can be ambiguous and can change unexpectedly.
We operate several of our businesses in highly regulated industries and are subject to extensive regulation in the U.S., Europe and Canada. The securities trading industry is subject to significant regulatory oversight and could be subject to increased governmental and public scrutiny in the future that can change in response to global conditions and events, or due to changes in trading patterns, such as due to the recent volatility involving the trading of certain stocks.
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
In 2016, the SEC approved a plan for Nasdaq and other exchanges to establish a CAT to improve regulators’ ability to monitor trading activity. Implementation of a CAT has resulted in significant additional expenditures, including to implement the costly and complex new technology. In September 2023, the SEC approved a “Funding Model” for the CAT that allocated one-third of CAT expenses to the SROs, including Nasdaq, and two-thirds of CAT expenses to the industry. This SEC approval order has been appealed to the 11th Circuit U.S. Court of Appeals, and the appeal remains pending. This allocation of expenses could be resolved unfavorably to the SEC and to the SROs, resulting in a delay in recovering expenses or the inability to recover those expenses. The SROs have yet to seek reimbursement for a portion of their expenses related to delivery of certain technology. If the SEC determines that we failed to timely or properly deliver the technology, we may forfeit recovery of an undetermined portion of those expenses. As of December 31, 2024, we have an outstanding net receivable of $135 million in connection with our portion of expenses related to the CAT implementation.
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
Our non-U.S. business is subject to regulatory oversight in all the countries in which we operate regulated businesses, such as exchanges, clearinghouses or central securities depositories. In these countries, we have received authorization from the relevant authorities to conduct our regulated business activities. The authorities may issue regulatory fines or may ultimately revoke our authorizations if we do not suitably carry out our regulated business activities. The authorities are also entitled to request that we adopt measures in order to ensure that we continue to fulfill the authorities’ requirements. We are also subject to current and forthcoming regulations applicable to the financial services sector generally including, but not limited to, the Digital Operational Resilience Act, or DORA, which became effective in January 2025. Such regulations may impact our operational, contracting and compliance costs by requiring the implementation of new risk management procedures, requirements for procuring information and communication technology services, and ongoing processes to monitor compliance; failure to maintain compliance may cause us to be subject to regulatory actions and fines. Additionally, we are subject to the obligations under the Benchmark Regulation ((EU) 2016/1011), compliance with which could be costly or cause a change in our business practices.
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
With respect to our regulated businesses, our business model can be severely impacted by policy decisions. In September 2024, the SEC adopted a rule that would significantly reduce the fees that exchanges are permitted to charge for access to liquidity quoted on the exchange, with a resulting reduction in the ability of exchanges to pay rebates to attract liquidity. Nasdaq has petitioned the U.S. Court of Appeals for the District of Columbia Circuit to vacate the proposed rule. While we will adjust our business model in accordance with the new rule if it is not vacated, the implementation of the rule may adversely impact our business and revenue.
In Canada, all new marketplace fees and changes to existing fees, including trading and market data fees, must be filed with and approved by the Ontario Securities Commission. The Canadian Securities Administrators adopted a Data Fees Methodology that restricts the total amount of fees that can be charged for professional uses by all marketplaces to a reference benchmark. Currently, all marketplaces are subject to annual reviews of their market data fees tying market data revenues to pre- and post-trade market share metrics. Permitted fee ranges are based on an interim domestic benchmark that is subject to change to an international benchmark, which could lower the permitted fees charged by marketplaces, which could adversely impact our revenues.
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
We are subject to litigation risks, risks from compliance obligations and associated enforcement risks, and other liabilities.
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
Our Nordic and Baltic exchanges monitor trading and compliance with listing standards in accordance with the European Union’s Market Abuse Regulation and other applicable laws. As previously disclosed, the SFSA initiated a review of the Nasdaq Stockholm exchange regarding the obligation of Nasdaq Stockholm to report suspected market abuse, which resulted in Nasdaq Stockholm paying an administrative fine to the SFSA of 100 million SEK, or $9 million, during 2024. Any failure to diligently and fairly regulate the Nordic and Baltic exchanges could significantly harm our reputation, prompt scrutiny from regulators and adversely affect our business and reputation.

Laws and regulations regarding security and safeguarding of our systems and services, protection of sensitive customer data and the handling of personal data and information may affect our services or result in increased costs, legal claims or fines against us.
Our business operates certain systems that may be considered “critical infrastructure” under certain regulations and licenses or sells certain systems or services to customers that are used by customers in their role as providers of critical infrastructure or to fulfill certain core business requirements or process certain sensitive data. New cybersecurity, privacy, data sovereignty, and resiliency regulations may impact the requirements and cost of delivery for impacted systems and services and, in the event of an incident, increase the cost and complexity of our response and the potential financial and reputation impact from fines or private litigation. These regulations may also impact customer decision making and conditions on contracting for our services.
Our businesses and internal operations rely on the processing of data in many jurisdictions and the movement of data, including personal data, across national borders. Legal and contractual requirements relating to the processing, including, but not limited to, collection, storage, handling, use, disclosure, transfer and security, and brokering, of personal data continue to evolve and regulatory scrutiny and customer requirements in this area are increasing around the world. Significant uncertainty exists as privacy and data protection laws may be interpreted and applied differently across jurisdictions and may create inconsistent or conflicting requirements with privacy and other laws to which we are subject.
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
In addition to directly applying to some of our business activities, these laws and industry-specific regulations, such as the Health Insurance Portability and Accountability Act and the Gramm-Leach-Bliley Act, impact many of our customers, which may affect their decisions to purchase our services. As a supplier to such customers, regulators may engage in direct enforcement actions or seek to impose liability on us if we do not comply with applicable regulations. Our efforts to comply with privacy and data protection laws may entail substantial expenses, may divert resources from other initiatives and projects, and could impact the services that we offer. The enactment of more restrictive laws, rules or regulations, future enforcement actions or investigations, or the creation of new rights to pursue damages could impact us through increased costs or restrictions on our business, and noncompliance could result in regulatory penalties and significant legal liability.
Changes in tax laws, regulations or policies could have a material adverse effect on our financial results.
Changes in tax laws, regulations, trade policies or other policies, including with respect to renewable energy tax credits, could result in us having to pay higher taxes or operating expenses, which may reduce our net income, or could adversely affect our ability to continue our capital allocation program, purchase additional energy tax credits or effect strategic transactions in a tax-favorable manner. In addition, such changes, including federal or state financial transaction taxes, may increase the cost of our offerings or services, which may cause our clients to reduce their use of our services. Any changes to laws, regulations, policies or other legal restrictions regarding the employment, staffing, supervision or business activities of international or non-U.S. citizen employees of U.S. companies may adversely affect our results of operations.
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
•the accuracy of our financial statements, other financial and statistical information or sustainability-related disclosures;
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
Our reputation or business could be negatively impacted by sustainability matters and our reporting of such matters.
We communicate certain sustainability-related initiatives, goals, and/or commitments regarding environmental matters, social matters, vendors and suppliers and other matters in our annual Sustainability Report, Task Force on Climate-related
Financial Disclosures Report, on our website, in our filings with the SEC and elsewhere. These goals or commitments, such as our commitment to achieve net-zero for Scope 3 greenhouse gas emissions by 2050, could be difficult to achieve and costly to implement. Our initiatives could fail to achieve, or be perceived to fail to achieve, these goals or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. We could be subject to litigation or regulatory enforcement actions regarding the accuracy, adequacy, or completeness of our sustainability-related disclosures. Our actual or perceived failure to achieve, or stakeholder dissatisfaction of, our sustainability-related goals or commitments could negatively impact our reputation or otherwise materially harm our business.
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
•the imposition of governmental economic sanctions or tariffs, on countries in which we do business or where we plan to expand our business or sell our products and services; and
•the perceived attractiveness of the U.S. or European capital markets.
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
Climate change may have a long-term adverse impact on our business, while simultaneously, we face reputational, regulatory and financial risks related to our ability to respond to diverse stakeholder expectations and requirements on climate change and other sustainability-related topics.
While we seek to mitigate our business risks associated with climate change by establishing robust environmental and sustainability programs, there are inherent climate related risks wherever our business is conducted. Climate related events, including extreme weather events and their impact on the critical infrastructure in the U.S. and elsewhere, have the potential to disrupt our business or the business of our clients and/or suppliers. For example, changes in weather where we operate may increase the costs of powering and cooling our data centers or the facilities that we use to operate our exchanges and clearinghouses, develop our products or provide cloud-based services; cause increased volatility in commodity markets in which Nasdaq Clearing operates as a clearinghouse, which may result in Nasdaq Clearing holding insufficient collateral for such volatility; lead to an increase in costs of raw materials, which may adversely affect certain of our listed companies operating in certain sectors and create adverse market conditions, including trading volatility beyond historical levels, any of which could adversely affect our business, reputation, financial condition and operating results. Access to clean water and reliable energy in the communities where we conduct our business, whether for our offices, data centers, vendors, clients or other stakeholders, is a priority.
Additionally, there is an increased focus from our regulators, investors, clients, employees, and other stakeholders concerning corporate citizenship, greenhouse gas emissions reduction and sustainability matters, including proposed or adopted laws, regulations or policies on sustainability-related topics that diverge from, or potentially conflict with, laws in other jurisdictions in which we operate. Changing legal requirements, policies and stakeholder expectations have resulted in, and are likely to continue to result in, increased general and administrative expenses and management time and attention to comply with, or meet, those regulations and expectations.
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
We may incur losses as a result of unforeseen or catastrophic events, such as terrorist attacks, natural disasters, pandemics, extreme weather, fire, power loss, telecommunications failures, human error, theft, sabotage and vandalism. Given our position in the global capital markets and our brand, we may be more likely than other companies to be a target for malicious disruption activities or physical attacks on our senior leadership team and/or our office locations.
In addition, our U.S. and European business operations are heavily concentrated in the east coast of the U.S., and Stockholm, Sweden, respectively. Any event that impacts either of those geographic areas could potentially affect our ability to operate our businesses.
We have disaster recovery and business continuity plans and capabilities for critical systems and business functions to mitigate the risk of an interruption. However, any interruption in our critical business functions or systems could negatively impact our financial condition and operating results. Additionally, some colocation customers may lack adequate disaster recovery solutions to avoid loss of trade flow from a sustained interruption of our critical systems.

Because we have operations in numerous countries, we are exposed to currency risk.
We have operations in the U.S., the Nordic and Baltic countries, Canada, the United Kingdom, Australia and many other foreign countries. We therefore have significant exposure to exchange rate movements between the Euro, Swedish Krona, the Canadian dollar and other foreign currencies against the U.S. dollar. Significant inflation or disproportionate changes in foreign exchange rates with respect to one or more of these currencies could occur as a result of general economic conditions, acts of war or terrorism, changes in governmental monetary, trade or tax policy, changes in local interest rates or other factors. These exchange rate differences will affect the translation of our non-U.S. results of operations, interest expense and financial condition into U.S. dollars as part of the preparation of our consolidated financial statements.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Nasdaq’s brand and role as a critical infrastructure provider for global financial markets, and operator of The Nasdaq Stock Market, make us an attractive target for cybersecurity risks, including from international political opponents, hacktivists and ransomware or other financially motivated criminals targeting the financial sector. Our cybersecurity risks include financial and reputational damage, along with collateral damage from loss of customer confidence in our exchange, products or offerings, as applicable, potential regulatory enforcement actions or litigation, either from governmental authorities, shareholders, or other litigants, or the failure to comply with contractual breach notifications. To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our business, our business strategy, our results of operations or financial condition. For further information, see “Our role in the global marketplace positions us at greater risk for a cyberattack” and “Expanded cybersecurity regulations, and increased cybersecurity infrastructure and compliance costs, may adversely impact our results of operations” in “Item 1A, Risk Factors” of this Annual Report on Form 10-K.
Our risk management and mitigation approach includes the adoption of NIST CSF and NIST 800-53 security control frameworks and adaptive ongoing threat analysis. In addition, our Information Security, or InfoSec, team reviews and conducts a risk assessment of any novel technologies Nasdaq plans to implement. Our policies and our baseline security controls incorporate robust security infrastructure with multi-layered defense systems. We have 17 System and Organization Controls Type 2, or SOC 2, certifications with respect to our information security and infrastructure. Our adaptive analysis monitors the threat landscape relevant to Nasdaq, our vendors and financial industry peers, and threats arising from geopolitical events. As the external threat landscape evolves, our information security controls are regularly evaluated, updated and enhanced to help protect against emerging risks. Additionally, we conduct extensive cybersecurity assessments of our acquired entities, both prior to acquisition and following completion of the transaction, to understand potential threats and mitigate any potential security gaps, as well as to ensure compliance with our security infrastructure and access management practices and policies.
We periodically engage external advisors to perform an independent assessment of the maturity of Nasdaq’s information security programs, and compare our programs to our financial and technology industry peers. Nasdaq’s InfoSec program has demonstrated increasing levels of maturity year-over-year for every InfoSec department.
Recommendations to further enhance our procedures and maturity ratings from these assessments are then presented to the Audit & Risk Committee.
On a periodic basis, our management team and the Board of Directors conduct tabletop exercises and simulations in cybersecurity matters with assistance from internal and outside experts. These exercises are intended to strengthen resilience and readiness with scenarios, including cybersecurity matters.
We use certain cloud-based third-party vendors for the core trading systems of certain of our exchanges and certain of our governance products and solutions. Prior to engaging such vendors, we analyze each provider’s SOC2 certifications, perform due diligence testing for information security and interoperability with our systems, and annually review the SOC2 certifications. Our security assurance and threat assessment team, within our Information Security organization, collaborates with our external threat intelligence providers to proactively review Nasdaq, and our vendors with respect to emerging threats and associated risks.
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
Our Audit & Risk Committee receives quarterly or, if needed, more frequent reports on cybersecurity and information security matters from our Chief Information Security Officer, or CISO, and his team. The CISO has more than 25 years of experience in information technology and information security, particularly in the financial services industry, and our InfoSec organization has seasoned members with expertise in application security; governance and compliance; program and vulnerability management; security engineering; security operations security assurance; and threat intelligence and security architecture.
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
Generally, our properties are not allocated for use by a particular business segment. Instead, most of our properties are used by two or more segments. We regularly monitor the facilities we occupy to ensure that they suit our needs in a hybrid work environment. We believe the facilities that we occupy are adequate for the purposes for which they are currently used and are well-maintained. See Note 16, “Leases,” to the consolidated financial statements for further discussion.
Item 3. Legal Proceedings
See “Legal and Regulatory Matters” of Note 18, “Commitments, Contingencies and Guarantees,” to the consolidated financial statements for a description of our legal proceedings, if any.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on The Nasdaq Stock Market under the ticker symbol “NDAQ.” As of February 12, 2025, we had approximately 193 holders of record of our common stock.
Issuer Purchases of Equity Securities
Share Repurchase Program
See “Share Repurchase Program,” of Note 12, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of our share repurchase program.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended December 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 2024
Share repurchase program	—	$—	—	$1,745
Employee transactions	4,444	$73.00	N/A	N/A
November 2024
Share repurchase program	—	$—	—	$1,745
Employee transactions	10,561	$74.32	N/A	N/A
December 2024
Share repurchase program	—	$—	—	$1,745
Employee transactions	44,463	$79.38	N/A	N/A
Total Quarter Ended December 31, 2024
Share repurchase program	—	$—	—	$1,745
Employee transactions	59,468	$78.00	N/A	N/A
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
The following graph compares the total return of our common stock to the Nasdaq Composite Index, the S&P 500 and S&P 500 GICS 4020 Index, our peer group, for the past five years.

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024
Nasdaq, Inc.	$100	$126	$202	$179	$173	$233
Nasdaq Composite Index	100	145	177	119	173	224
S&P 500	100	118	152	125	158	197
S&P 500 GICS 4020 Index	100	111	151	134	155	199
The figures represented below assume an initial investment of $100 in the common stock or index at the closing price on December 31, 2019 and the reinvestment of all dividends.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nasdaq, Inc., the Nasdaq Composite Index, the S&P 500 and S&P 500 GICS 4020 Index

$300
$250
$200
$150
$100
$50
2019
2020
2021
2022
2023
2024
Period Ended
Nasdaq, Inc.
Nasdaq Composite Index
S&P 500
S&P 500 GICS 4020 Index

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Nasdaq refers to the year over year comparison for the fiscal years ended December 31, 2024 and 2023 and should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-K, as well as the discussion under “Part I, Item 1A. Risk Factors.” For further discussion of our growth strategy, products and services, and competitive strengths, see “Part I, Item 1. Business.” For a similar discussion comparing the fiscal years ended December 31, 2023 and 2022, refer to “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was previously filed with the SEC on February 21, 2024.
The period over period percentages below are calculated based on exact dollars, and therefore may not recalculate exactly using rounded numbers as presented in millions in the tables below.
EXECUTIVE OVERVIEW
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

2024 Highlights
•Throughout 2024, Nasdaq substantially completed the integration of AxiomSL and Calypso.
•In 2024, our Financial Technology segment delivered more than 10% ARR growth, reflecting an increase in new clients, cross-sells and upsells.
•Nasdaq extended listing leadership in 2024 with its sixth consecutive year as the top U.S. exchange by number of IPOs and proceeds raised.
•In 2024, Nasdaq achieved an 82% win rate among Nasdaq-eligible IPOs in the U.S., representing 180 deals and $23 billion in total proceeds raised.
•In 2024, our Index business had $80 billion of net inflows, including $28 billion in the fourth quarter, and reported its fifth consecutive record quarter in ETP AUM, reaching $647 billion as of December 31, 2024. In addition, the Index business launched a record 116 new products with its clients.
•In 2024, our Market Services segment achieved record net revenue. The Closing Cross set full year records in both share volume and notional value traded.
Macroeconomic environment
Our business performance can be positively or negatively impacted by a number of factors, including general economic conditions, current or expected inflation, interest rate fluctuations, market volatility, changes in investment patterns and priorities, regulatory changes, pandemics and other factors that are generally beyond our control. For example, higher overall U.S. trading volumes in 2024 as compared to 2023 has led to an increase in our U.S. Equity Derivative Trading and U.S. Cash Equity Trading revenues. Market factors also contributed to higher valuations in Nasdaq Indices. In our corporate solutions business, we managed through market challenges, as corporate buying cycles remained elongated throughout the year. To the extent that global or national economic conditions weaken and result in slower growth or recessions, our business may be negatively impacted. See “Part I, Item 1A. Risk Factors” for further discussion.

Nasdaq’s Operating Results
The following table summarizes our financial performance for the year ended December 31, 2024 compared to the same period in 2023 and for the year ended December 31, 2023 compared to the same period in 2022. The comparability of our results of operations between reported periods is impacted by the acquisition of Adenza in November 2023. See Note 4, “Acquisition,” to the consolidated financial statements for further discussion. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$4,649	$3,895	$3,582	19.4%	8.8%
Operating expenses	2,851	2,317	2,018	23.0%	14.9%
Operating income	$1,798	$1,578	$1,564	13.9%	0.8%
Net income attributable to Nasdaq	$1,117	$1,059	$1,125	5.5%	(5.9)%
Diluted earnings per share	$1.93	$2.08	$2.26	(7.4)%	(7.8)%
Cash dividends declared per common share	$0.94	$0.86	$0.78	9.3%	10.3%
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

The ARR chart includes:

▪	Capital Access Platforms
	◦	Proprietary market data subscriptions and annual listing fees within our Data & Listing Services business
	◦	Index data subscriptions and guaranteed minimum on futures contracts within our Index business
	◦	Subscription contracts under our Workflow & Insights business
▪	Financial Technology
	◦	Financial Crime Management Technology SaaS subscription contracts excluding one-time service requests
	◦	Regulatory Technology SaaS subscription and support contracts excluding one-time service requests
	◦	Capital Markets Technology SaaS subscription and support contracts excluding one-time service requests
The following chart summarizes our quarterly annualized SaaS revenues for Solutions, which comprises our Capital Access Platforms and Financial Technology segments, for December 31, 2024, 2023 and 2022 (in millions):
SEGMENT OPERATING RESULTS
The following table presents our revenues by segment:

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions)
Capital Access Platforms	$1,972	$1,770	$1,682	11.4%	5.2%
Financial Technology	1,621	1,099	864	47.5%	27.1%
Market Services	3,771	3,156	3,632	20.9%	(13.4)%
Other revenues	36	39	48	(8.6)%	(16.9)%
Total revenues	$7,400	$6,064	$6,226	22.0%	(2.6)%
Transaction rebates	(2,026)	(1,838)	(2,092)	10.2%	(12.1)%
Brokerage, clearance and exchange fees	(725)	(331)	(552)	119.1%	(40.1)%
Total revenues less transaction-based expenses	$4,649	$3,895	$3,582	19.4%	8.8%
The following chart presents our Capital Access Platforms, Financial Technology and Market Services segments as a percentage of our total revenues, less transaction-based expenses.

Capital Access Platforms
The following tables present revenues and ARR from our Capital Access Platforms segment:

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions)
Data & Listing Services	$754	$749	$727	0.7%	3.0%
Index	706	528	486	33.7%	8.6%
Workflow & Insights	512	493	469	3.8%	5.2%
Total Capital Access Platforms	$1,972	$1,770	$1,682	11.4%	5.2%

	As of December 31,
	2024	2023	2022
ARR (in millions)	$1,268	$1,235	$1,190
Data & Listing Services Revenues
The following tables present key drivers from our Data & Listing Services business:

	Year Ended December 31,
	2024	2023	2022
IPOs
The Nasdaq Stock Market	180	130	161
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	14	7	38
Total new listings
The Nasdaq Stock Market	463	330	366
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	31	23	63

	As of December 31,
	2024	2023	2022
Number of listed companies
The Nasdaq Stock Market	4,075	4,044	4,230
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,174	1,218	1,251
ARR (in millions)	691	682	664
In the table above:
•For the years ended December 31, 2024, 2023 and 2022, IPOs included 50, 27 and 74 SPACs, respectively. The number of total listed companies on The Nasdaq Stock Market for the years ended December 31, 2024, 2023 and 2022 included 768, 600 and 528 ETPs, respectively.
•IPOs, new listings (which includes IPOs) and total listed companies for exchanges that comprise Nasdaq Nordic and Nasdaq Baltic represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies listed on the alternative markets of Nasdaq First North.
Data & Listing Services revenues increased in 2024 compared with the same period in 2023 as higher data usage, price increases on regulated data, higher initial listing fees and new data sales were partially offset by lower annual fees due to the impact of 2023 delistings and downgrades and lower amortization of prior period initial listing fees.
Index Revenues
The following table presents key drivers from our Index business:

	As of or Year Ended December 31,
	2024	2023	2022
Number of licensed ETPs	401	364	348
TTM change in period end ETP AUM tracking Nasdaq indices (in billions)
Beginning balance	$473	$315	$424
Net appreciation (depreciation)	110	128	(142)
Net impact of ETP sponsor switches	(16)	(1)	(1)
Net inflows	80	31	34
Ending balance	$647	$473	$315
Annual average ETP AUM tracking Nasdaq indices (in billions)	$558	$396	$351
ARR (in millions)	$76	$72	$68
In the table above, TTM represents trailing twelve months. The number of listed ETPs as of December 31, 2023 and 2022 has been updated to reflect a revised methodology whereby an ETP listed on multiple exchanges is counted as one product, rather than formerly being counted per exchange. This change has no impact on reported AUM.
Index revenues increased in 2024 compared with the same period in 2023 primarily due to higher AUM in exchange traded products linked to Nasdaq indices and growth in trading volume on futures contracts linked to the Nasdaq-100 Index. The increase in 2024 also includes a $16 million one-time item related to a legal settlement to recoup revenue.
Workflow & Insights Revenues
The following table presents key drivers from our Workflow & Insights business:

	As of or Year Ended December 31
	2024	2023	2022
	(in millions)
ARR	$501	$481	$458
Quarterly annualized SaaS revenues	431	411	388
Workflow & Insights revenues increased in 2024 compared with the same period in 2023 primarily due to an increase in analytics revenue, particularly our Data Link and eVestment product offerings.

Financial Technology
The following table presents revenues from our Financial Technology segment:

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions)
Financial Crime Management Technology	$273	$223	$176	22.2%	26.5%
Regulatory Technology	352	212	130	66.3%	63.5%
Capital Markets Technology	996	664	558	50.0%	18.9%
Total Financial Technology	$1,621	$1,099	$864	47.5%	27.1%
Financial Crime Management Technology Revenues
The following table presents key drivers for our Financial Crime Management Technology business:

	As of or Year Ended December 31
	2024	2023	2022
	(in millions)
ARR and Quarterly annualized SaaS revenues	$278	$226	$182
Financial Crime Management Technology revenues increased in 2024 compared with the same period in 2023 primarily due to revenue recognition from the full year impact of contracts signed in 2023, including higher value contracts, new sales and price increases to existing clients and new customer acquisitions, particularly small and medium-sized businesses.
Regulatory Technology Revenues
The following table presents key drivers for our Regulatory Technology business:

	As of or Year Ended December 31
	2024	2023	2022
	(in millions)
ARR	$354	$325	$130
Quarterly annualized SaaS revenues	191	165	116
Regulatory Technology revenues increased in 2024 compared with the same period in 2023 primarily due to the inclusion of revenues from AxiomSL associated with our acquisition of Adenza and higher surveillance revenues, partially offset by a one-time revenue reduction recognized in the third quarter of 2024 related to a purchase accounting adjustment. See Note 3, “Revenue from Contracts with Customers,” to the consolidated financial statements for discussion on the measurement period adjustment.
Capital Markets Technology Revenues
The following table presents key drivers for our Capital Markets Technology business:

	As of or Year Ended December 31
	2024	2023	2022
	(in millions)
ARR	$868	$799	$499
Quarterly annualized SaaS revenues	134	108	39
Capital Markets Technology revenues increased in 2024 compared with the same period in 2023. The increase was primarily due to the inclusion of revenues from Calypso associated with our acquisition of Adenza. The increase was also driven by higher trade management services revenues mainly driven by demand for additional colocation and connectivity services following our recent data center expansion and higher market technology license and support revenues, partially offset by lower market technology professional services revenue due to a large project delivery in the comparable period in 2023.
Market Services
The following table presents revenues from our Market Services segment:

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions)
Market Services	$3,771	$3,156	$3,632	20.9%	(13.4)%
Transaction-based expenses:
Transaction rebates	(2,026)	(1,838)	(2,092)	10.2%	(12.1)%
Brokerage, clearance and exchange fees	(725)	(331)	(552)	119.1%	(40.1)%
Total Market Services, net	$1,020	$987	$988	3.4%	(0.1)%
The following table presents net revenues by product from our Market Services segment:

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions)
U.S. Equity Derivative Trading	$395	$374	$371	5.7%	0.7%
Cash Equity Trading	430	397	397	8.3%	—%
U.S. Tape plans	125	141	149	(11.5)%	(5.4)%
Other	70	75	71	(6.2)%	4.6%
Total Market Services, net	$1,020	$987	$988	3.4%	(0.1)%

In the preceding table, Other includes Nordic fixed income trading & clearing, Nordic derivatives and Canadian cash equities trading.
U.S. Equity Derivative Trading
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative Trading business:

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions)
U.S. Equity Derivative Trading Revenues	$1,428	$1,257	$1,252	13.6%	0.4%
Section 31 fees	87	55	89	56.9%	(37.9)%
Transaction-based expenses:
Transaction rebates	(1,030)	(879)	(878)	17.1%	0.2%
Section 31 fees	(87)	(55)	(89)	56.9%	(37.9)%
Brokerage and clearance fees	(3)	(4)	(3)	(16.5)%	13.9%
U.S. Equity Derivative Trading Revenues, net	$395	$374	$371	5.7%	0.7%
Section 31 fees are recorded as U.S. equity derivative and cash equity trading revenues with a corresponding amount recorded in transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value traded. Section 31 fees increased in 2024 compared with the same period in 2023 primarily due to higher average SEC fee rates as a result of an increase in the SEC fee rate in May 2024. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Year Ended December 31,
	2024	2023	2022
U.S. equity options
Total industry average daily volume (in millions)	44.4	40.4	38.2
Nasdaq PHLX matched market share	10.0%	11.3%	11.6%
The Nasdaq Options Market matched market share	5.5%	6.1%	8.0%
Nasdaq BX Options matched market share	2.1%	3.3%	2.8%
Nasdaq ISE Options matched market share	6.9%	5.9%	5.7%
Nasdaq GEMX Options matched market share	2.6%	2.4%	2.3%
Nasdaq MRX Options matched market share	2.7%	2.0%	1.6%
Total matched market share executed on Nasdaq’s exchanges	29.8%	31.0%	32.0%
U.S. equity derivative trading revenues and U.S. equity derivative trading revenues, net increased in 2024 compared with the same period in 2023 primarily due to higher industry trading volumes, partially offset by lower overall matched market share executed on Nasdaq’s exchanges. U.S. equity derivative trading revenues also increased in 2024 compared with the same period in 2023 due to higher gross capture.
Transaction rebates, in which we credit a portion of the execution charge to the market participant, increased in 2024 compared with the same period in 2023 primarily due to higher rebate capture rate and industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq’s exchanges.

Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity Trading business:

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions)
Cash Equity Trading Revenues	$1,428	$1,355	$1,605	5.4%	(15.6)%
Section 31 fees	611	253	436	141.7%	(42.0)%
Transaction-based expenses:
Transaction rebates	(974)	(939)	(1,184)	3.8%	(20.8)%
Section 31 fees	(611)	(253)	(436)	141.7%	(41.9)%
Brokerage and clearance fees	(24)	(19)	(24)	29.5%	(22.3)%
Cash equity trading revenues, net	$430	$397	$397	8.3%	—%
See the discussion in "U.S. Equity Derivative Trading" for an explanation of Section 31 fees for 2024 as compared with the same period in 2023.

	Year Ended December 31,
	2024	2023	2022
Total U.S.-listed securities
Total industry average daily share volume (in billions)	12.2	11.0	11.9
Matched share volume (in billions)	479.4	455.6	522.8
The Nasdaq Stock Market matched market share	15.1%	15.8%	16.2%
Nasdaq BX matched market share	0.3%	0.4%	0.5%
Nasdaq PSX matched market share	0.2%	0.3%	0.8%
Total matched market share executed on Nasdaq’s exchanges	15.6%	16.5%	17.5%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	44.3%	36.7%	35.2%
Total market share	59.9%	53.2%	52.7%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	651,455	666,411	908,813
Total average daily value of shares traded (in billions)	$4.5	$4.5	$5.4
Total market share executed on Nasdaq’s exchanges	71.9%	71.0%	71.5%
Cash equity trading revenues and cash equity trading revenues, net increased in 2024 compared with the same period in 2023 primarily due to higher U.S. industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges.
Transaction rebates increased in 2024 compared with the same period in 2023 primarily due to higher U.S. industry volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq’s exchanges. For The Nasdaq Stock Market and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity.
U.S. Tape Plans
The following table presents revenues from our U.S. Tape plans business:

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions)
U.S. Tape plans	$125	$141	$149	(11.5)%	(5.4)%
U.S. Tape plans revenues decreased in 2024 compared with the same period in 2023 primarily due to lower industry-wide usage volume and the impact of one-time industry-wide adjustments.
Other
Other includes Nordic fixed income trading and clearing, Nordic derivatives and Canadian cash equities trading. The following tables present revenues and a key driver from our Other business:

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions)
Other	$70	$75	$71	(6.2)%	4.6%
In the preceding table, Other includes Canadian cash equity transaction rebates of $22 million, $20 million and $30 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Other revenues decreased in 2024 compared with the same period in 2023 primarily due to a decrease in Nordic derivatives revenues due to a non-recurring payment received in 2023, partially offset by an increase in Nordic fixed income trading and clearing.

Other Revenues
For the years ended December 31, 2024, 2023 and 2022, Other revenues include revenues related to our Nordic power trading and clearing business, following our announcement in June 2023 that we entered into an agreement to sell this business, which was subsequently terminated in June 2024. In January 2025, we entered into a new agreement to transfer existing open positions in our Nordic power derivatives trading and clearing business to a European exchange. The completion of this transaction is subject to customary regulatory approvals. Revenues from this business will continue to be reflected in Other revenues. Prior to June 2023, these revenues were included in our Market Services and Capital Access Platforms segments. For the years ended December 31, 2023 and 2022, Other revenues also include revenues related to a transitional services agreement associated with a divested business. For the year ended December 31, 2022, Other revenues also include revenues related to our Nordic broker services business for which we completed the wind-down in June 2022. Prior to June 2022, these revenues were included in our Market Services and Capital Access Platforms segments.
EXPENSES
Operating Expenses
The following table presents our operating expenses:

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions)
Compensation and benefits	$1,324	$1,082	$1,003	22.4%	7.9%
Professional and contract services	152	128	140	18.4%	(8.6)%
Technology and communication infrastructure	281	233	207	20.9%	12.7%
Occupancy	112	129	104	(12.9)%	23.7%
General, administrative and other	109	113	125	(3.6)%	(9.8)%
Marketing and advertising	54	47	51	16.4%	(8.8)%
Depreciation and amortization	613	323	258	89.3%	25.5%
Regulatory	55	34	33	60.8%	4.4%
Merger and strategic initiatives	35	148	82	(76.5)%	79.7%
Restructuring charges	116	80	15	44.3%	454.5%
Total operating expenses	$2,851	$2,317	$2,018	23.0%	14.9%
The increase in compensation and benefits expense in 2024 compared with the same period in 2023 was primarily driven by the inclusion of a full year of compensation costs related to Adenza employees as compared to two months in 2023, a pre-tax charge of $23 million resulting from the finalization of the termination of our pension plan and higher incentive compensation.
Headcount, including employees of non-wholly owned consolidated subsidiaries, increased to 9,162 employees as of December 31, 2024 from 8,525 employees as of December 31, 2023, primarily due to an increase in our Financial Technology segment as we support revenue growth and innovation.
Professional and contract services expense increased in 2024 compared with the same period in 2023 primarily due to an increase in expenses related to the inclusion of Adenza.
Technology and communication infrastructure expense increased in 2024 compared with the same period in 2023 primarily due to an increase in expenses related to the inclusion of Adenza and an increase in investment in technology expense related to our cloud initiatives and software licensing.
Occupancy expense decreased in 2024 compared with the same period in 2023 primarily due to $18 million in impairment charges and exit related costs recorded in 2023 following the abandonment of leased office space, partially offset by an increase in costs related to the inclusion of Adenza office space.
General, administrative and other expense decreased in 2024 compared with the same period in 2023 primarily due to a one-time accrual in 2023 related to a legal matter, partially offset by the inclusion of Adenza expense for a full year in 2024 and insurance recoveries related to legal matters recorded in 2023.
Marketing and advertising expense increased in 2024 compared with the same period in 2023 primarily due to higher client incentive spending resulting from higher IPO activity.
Depreciation and amortization expense increased in 2024 compared with the same period in 2023 primarily due to an increase in amortization related to the intangible assets acquired as part of the Adenza acquisition.
Regulatory expense increased in 2024 compared with the same period in 2023 primarily due to the settlement of a previously disclosed SFSA inquiry.

We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years, which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs and vary based on the size and frequency of the activities described above. For the years ended December 31, 2024 and 2023, these costs primarily relate to the Adenza acquisition. For the year ended December 31, 2024, these costs were partially offset by the recognition of a termination fee received by Nasdaq in 2024 related to the termination of the proposed divestiture of our Nordic power trading and clearing business.
Restructuring charges increased in 2024 compared with the same period in 2023 as a result of charges from our Adenza restructuring program, which we implemented to optimize our efficiencies as a combined organization, and our divisional alignment program, which was completed in September 2024.
We further expanded our Adenza restructuring program in the fourth quarter of 2024 to accelerate our momentum. In connection with this program, we expect to incur approximately $140 million in pre-tax charges. Actions taken as part of this program are expected to be completed by the end of 2025, while certain costs may be recognized in the first half of 2026. We expect to achieve benefits primarily in the form of expense synergies with annual cost savings of $140 million by the end of 2025, inclusive of the $80 million of net expense synergies related to the AxiomSL and Calypso acquisition.
The divisional alignment program concluded on September 30, 2024, incurring total pre-tax charges of $139 million over a two-year period, within the projected range of $115 million to $145 million. In addition to significantly boosting the scalability of our platforms, and thus revenue opportunities, we expect to achieve benefits from the 2022 divisional alignment program through combined annual run-rate operational efficiencies of approximately $30 million annually by 2025.
For further discussion related to both programs described above, see Note 20, “Restructuring Charges,” to the consolidated financial statements.
Non-Operating Income and Expenses
The following table presents our non-operating income and expenses:

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions)
Interest income	$28	$115	$7	(75.5)%	1,538.3%
Interest expense	(414)	(284)	(129)	45.6%	120.2%
Net interest expense	(386)	(169)	(122)	128.3%	38.4%
Other income (loss)	21	(1)	2	(5,232.5)%	(121.9)%
Net income (loss) from unconsolidated investees	16	(7)	31	(328.7)%	(122.9)%
Total non-operating expense	$(349)	$(177)	$(89)	97.4%	96.7%
The following table presents our interest expense:

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions)
Interest expense on debt	$398	$272	$120	46.3%	126.8%
Accretion of debt issuance costs and debt discount	13	9	7	33.9%	37.0%
Other fees	3	3	2	18.7%	21.2%
Interest expense	$414	$284	$129	45.6%	120.2%
Interest income decreased in 2024 compared with the same period in 2023 primarily due to a higher cash balance in 2023 during the period between the issuance of the senior unsecured notes in June 2023 and the close of the Adenza acquisition in November 2023.
Interest expense increased in 2024 compared with the same period in 2023 primarily due to debt issued in June 2023 to finance the Adenza acquisition. See “Financing of the Adenza Acquisition,” of Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.
Other income (loss) primarily represents realized and unrealized gains and losses from strategic investments related to our corporate venture program.
Net income (loss) from unconsolidated investees increased in 2024 compared with the same period in 2023 primarily due to higher income recognized from our equity method investment in OCC and lower losses from our equity method investment in NPM. See “Equity Method Investments,” of Note 6, “Investments,” to the consolidated financial statements for further discussion.

Tax Matters
The following table presents our income tax provision and effective tax rate:

	Year Ended December 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
	(in millions)
Income tax provision	$334	$344	$352	(2.8)%	(2.1)%
Effective tax rate	23.1%	24.6%	23.9%
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
The following table presents reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$1,117	$1,059	$1,125
Non-GAAP adjustments:
Adenza purchase accounting adjustment	34	—	—
Amortization expense of acquired intangible assets	488	206	153
Merger and strategic initiatives expense	35	148	82
Restructuring charges	116	80	15
Lease asset impairments	—	25	—
Extinguishment of debt	4	—	16
Net (income) loss from unconsolidated investees	(16)	7	(29)
Legal and regulatory matters	20	12	26
Pension settlement charge	23	9	—
Other (income) loss	(15)	21	2
Total non-GAAP adjustments	$689	$508	$265
Total non-GAAP tax adjustments	(208)	(134)	(66)
Tax on intra-group transfer of IP assets	33	—	—
Total non-GAAP adjustments, net of tax	$514	$374	$199
Non-GAAP net income attributable to Nasdaq	$1,631	$1,433	$1,324

U.S. GAAP effective tax rate	23.1%	24.6%	23.9%
Total adjustments from non-GAAP tax rate	0.7%	0.4%	0.1%
Non-GAAP effective tax rate	23.8%	25.0%	24.0%

Weighted-average common shares outstanding for diluted earnings per share	579.2	508.4	497.9

U.S. GAAP diluted earnings per share	$1.93	$2.08	$2.26
Total adjustments from non-GAAP net income	0.89	0.74	0.40
Non-GAAP diluted earnings per share	$2.82	$2.82	$2.66
We believe that excluding the following items from the non-GAAP net income attributable to Nasdaq provides a more meaningful analysis of Nasdaq’s ongoing operating performance and comparisons in Nasdaq’s performance between periods:
•Adenza purchase accounting adjustment: As discussed in Note 3, “Revenue from Contracts with Customers,” to the consolidated financial statements, during the third quarter of 2024, as part of finalizing the purchase accounting of the Adenza acquisition, a one-time revenue reduction of $32 million was recorded, reflecting the net impact of the accounting change on AxiomSL subscription revenue from the date of the Adenza acquisition. We have excluded the reduction of $34 million as this relates to the prior year impact of this change from our non-GAAP results. We have not excluded the $2 million offsetting impact of this change as it is related to current year results.
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. These expenses primarily include integration costs, as well as legal, due diligence and other third-party transaction costs. For the years ended December 31, 2024 and 2023, these costs primarily relate to the Adenza acquisition. For the year ended December 31, 2024, these costs were partially offset by the recognition of a termination fee received by Nasdaq in 2024, related to the termination of the proposed divestiture of our Nordic power trading and clearing business.
•Restructuring charges: In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, to optimize our efficiencies as a combined organization. We further expanded this restructuring program in the fourth quarter of 2024 to accelerate our momentum. In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. We completed this program in September 2024. See Note 20, “Restructuring Charges,” to the consolidated financial statements for further discussion of these programs.

•Net (income) loss from unconsolidated investees: We exclude our share of the earnings and losses of our equity method investments. This provides a more meaningful analysis of Nasdaq’s ongoing operating performance or comparisons in Nasdaq’s performance between periods. See “Equity Method Investments,” of Note 6, “Investments,” to the consolidated financial statements for further discussion.
•Other items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq. Other significant items include:
◦Lease asset impairments: For the year ended December 31, 2023, other items include impairment charges related to our operating lease assets and leasehold improvements associated with vacating certain leased office space, which are recorded in occupancy and depreciation and amortization expense in the Consolidated Statements of Income. See Note 16, “Leases,” to the consolidated financial statements for further discussion.
◦Extinguishment of debt: For the years ended December 31, 2024 and 2022 this includes a loss on extinguishment of debt, which is recorded under general, administrative and other expense in the Consolidated Statements of Income. See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.
◦Legal and regulatory matters: For the year ended December 31, 2024, other items primarily include the settlement of a previously disclosed SFSA inquiry, and accruals related to certain legal matters. For 2023 and 2022, other items also includes accruals related to certain legal matters. For 2023, these charges were partially offset by insurance recoveries related to certain legal matters. The charges and related insurance recoveries are recorded in professional and contract services and general, administrative and other expense in the Consolidated Statements of Income. For 2022, this also includes a charge related to an administrative fine imposed by the SFSA related to the clearing default that occurred in 2018. This charge was included in regulatory expense in the Consolidated Statements of Income.
◦Pension settlement charge: For the years ended December 31, 2024 and 2023, we recorded a pre-tax charge as a result of settling our U.S. pension plan. The plan was terminated and partially settled in 2023, with final settlement occurring during the first quarter of 2024. The pre-tax charge is recorded in compensation and benefits expense in the Consolidated Statements of Income. See Note 10, “Retirement Plans,” to the consolidated financial statements for further discussion.

◦Other (income) loss: For the years ended December 31, 2024 and 2022, other items include net gains from strategic investments entered into through our corporate venture program, which are included in other income (loss) in the Consolidated Statements of Income. For 2023, other items included certain financing costs related to the Adenza acquisition and a net loss from a strategic investments entered into through our corporate venture program.
•Significant tax items: The non-GAAP adjustment to the income tax provision for all periods primarily includes the tax impact of each non-GAAP adjustment. In addition, for the year ended December 31, 2024, tax items also include a one-time net tax expense of $33 million related to the completion of an intra-group transfer of certain intellectual property, or IP, assets to our U.S. headquarters as well as a tax benefit related to return to provision adjustments and release of tax reserves due to lapse in statute of limitations.
LIQUIDITY AND CAPITAL RESOURCES
Historically, we have funded our operating activities and met our commitments through cash generated by operations, augmented by the periodic issuance of debt. Currently, our cost and availability of funding remain healthy. We continue to prudently assess our capital deployment strategy through balancing internal investments, debt repayments, and shareholder return activity, including dividends and share repurchases, and potential acquisitions.
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

The following table summarizes selected measures of our liquidity and capital resources:

	December 31, 2024	December 31, 2023
	(in millions)
Cash and cash equivalents	$592	$453
Financial investments	184	188
Working capital	(116)	71
The decrease in working capital is primarily driven by the reclassification of the 2025 Notes to short-term debt in 2024 and an increase in current deferred revenue, partially offset by a decrease in commercial paper, net, as further described below under “Debt Obligations.”
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of December 31, 2024, our cash and cash equivalents of $592 million were primarily invested in money market funds, commercial paper and bank deposits.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $181 million as of December 31, 2024 and $236 million as of December 31, 2023. The remaining balance held in the U.S. totaled $411 million as of December 31, 2024 and $217 million as of December 31, 2023.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Year Ended December 31,
	2024	2023	2022
Net cash provided by (used in):	(in millions)
Operating activities	$1,939	$1,696	$1,706
Investing activities	(953)	(5,994)	49
Financing activities	(2,561)	4,220	1,036
Net Cash Provided by Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including, but not limited to, depreciation and amortization expense, expense associated with share-based compensation, deferred income taxes and the effects of changes in working capital. Changes in working capital include changes in accounts receivable and deferred revenue which are impacted by the timing of customer billings and related collections from our customers; accounts payable and accrued expenses due to timing of payments; accrued personnel costs, which are impacted by employee performance targets and the timing of payments related to employee bonus incentives; and Section 31 fees payable to the SEC, which is impacted by the changes in SEC fee rates and the timing of collections from customers and payments to the SEC.
Net cash provided by operating activities increased $243 million for the year ended December 31, 2024 compared with the same period in 2023. The increase was primarily driven by an increase in net income and the impact of certain non-cash items on net income, primarily an increase in amortization expense due to acquired intangibles related to the Adenza acquisitions offset by a decrease in deferred income tax liabilities.
The changes in our operating assets and liabilities primarily included higher Section 31 fees payable to the SEC due to changes in Section 31 fee rate between periods, partially offset by higher cash outflows from accounts payable and accrued expenses, primarily due to interest paid relating to the senior unsecured notes and the settlement of a legal matter, and higher cash outflows from higher receivables, net, primarily due to higher Market Services receivables driven by higher Section 31 fee rate as well as higher billings.
Net Cash Used in Investing Activities
Net cash used in investing activities for the year ended December 31, 2024 related to net purchases of investments related to default funds and margin deposits of $707 million, purchases of property and equipment of $207 million, other investing activities primarily related to our corporate venture program of $32 million and net purchases of trading securities, net, of $7 million.
Net cash used in investing activities for the year ended December 31, 2023 related to $5,766 million paid for the acquisition of Adenza, net of cash and cash equivalents acquired, purchases of property and equipment of $158 million, net purchases of investments related to default funds and margin deposits of $74 million and $3 million from other investing activities, partially offset by proceeds from the sale and redemption of trading securities, net of $7 million.

Net Cash Provided by (Used in) Financing Activities
Net cash used in financing activities for the year ended December 31, 2024 primarily related to a decrease in default funds and margin deposits of $1,030 million, dividend payments to our shareholders of $541 million, 2023 Term Loan repayment of $340 million, net repayments of our commercial paper of $291 million, repayments of debt and credit commitments of $181 million and repurchases of common stock of $145 million.
Net cash provided by financing activities for the year ended December 31, 2023 primarily related to $5,608 million in proceeds from issuances of senior unsecured notes and the 2023 Term Loan, in connection with the Adenza acquisition, net of debt issuance costs partially offset by dividend payments to our shareholders of $441 million, repayments of our commercial paper, net of $371 million, repurchases of common stock of $269 million and partial repayment of the 2023 Term Loan of $260 million.
See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.
See “Share Repurchase Program,” and “Cash Dividends on Common Stock,” of Note 12, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of our share repurchase program and cash dividends declared and paid on our common stock.
Financial Investments
Our financial investments totaled $184 million as of December 31, 2024 and $188 million as of December 31, 2023. Of these securities, $171 million as of December 31, 2024 and $168 million as of December 31, 2023 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the consolidated financial statements for further discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of December 31, 2024, our required regulatory capital of $129 million was primarily comprised of highly rated European government debt securities that are included in financial investments in the Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, NFSTX, LLC, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of December 31, 2024, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $24 million, substantially all of which is held in cash and cash equivalents in the Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of December 31, 2024, our required regulatory capital of $35 million was primarily invested in European government bills and mortgage bonds that are included in financial investments in the Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of December 31, 2024, other required regulatory capital of $12 million, primarily related to Nasdaq Central Securities Depository, was primarily invested in European government debt securities that are included in financial investments in the Consolidated Balance Sheets.
Equity and dividends
Share Repurchase Program
See “Share Repurchase Program,” of Note 12, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of our share repurchase program.
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends paid per common share on our outstanding common stock:

	2024	2023
First quarter	$0.22	$0.20
Second quarter	0.24	0.22
Third quarter	0.24	0.22
Fourth quarter	0.24	0.22
Total	$0.94	$0.86
See “Cash Dividends on Common Stock,” of Note 12, “Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of the dividends.

Debt Obligations
The debt obligations, by contractual maturity, at December 31, 2024 are as follows (in U.S. Dollar millions):
■ Euro Notes ■ U.S. Notes

$1,200
$800
$400
$—
'25
'26
/
'28
'29
'30
'31
'32
'33
'34
/
'40
/
'50
/
'52
'53
/
'63

In the fourth quarter of 2024, we repurchased an aggregate amount of $181 million of outstanding notes, primarily related to the 2025 Notes, 2028 Notes and 2034 Notes. In February 2025, Nasdaq commenced a cash tender offer to repurchase up to an aggregate principal amount of $200 million of our 2028, 2034 and 2052 Notes.
For the year ended December 31, 2024, the weighted average interest rate on our debt obligations was approximately 3.95%. This rate can fluctuate based on changes in interest rates for our variable rate debts, changes in foreign currency exchange rates and changes in the amount and duration of outstanding debt. In addition to the 2022 Revolving Credit Facility, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line. These European credit facilities, which are available in multiple currencies, totaled $174 million as of December 31, 2024 and $191 million as of December 31, 2023 in available liquidity, none of which was utilized.
Financing of the Adenza Acquisition
In June 2023, Nasdaq issued six series of notes for total proceeds of $5,016 million, net of debt issuance costs of $38 million, with various maturity dates ranging from 2025 to 2063. The net proceeds from these notes were used to finance the majority of the cash consideration due in connection with the Adenza acquisition.
In addition, in connection with the financing of the Adenza acquisition, we entered into the 2023 Term Loan agreement. The 2023 Term Loan provided us with the ability to borrow up to $600 million to finance a portion of the cash consideration for the Adenza acquisition and other amounts incurred in connection with this transaction. On November 1, 2023, we borrowed $599 million, net of fees, under this term loan, which was used towards payment of the cash consideration due in connection with the Adenza acquisition, a portion of which had been repaid in the fourth quarter of 2023. The term loan was fully repaid in 2024.
As of December 31, 2024, we were in compliance with the covenants of all of our debt obligations.
See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.
CONTRACTUAL OBLIGATIONS AND CONTINGENT COMMITMENTS
Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, operating lease payments, and other obligations. The following table summarizes material cash requirements for known contractual and other obligations as of December 31, 2024, and the estimated timing thereof.

	Payments Due by Period
(in millions)	Total	<1 year	1-3 years	3-5 years	5+ years
Debt obligation by contractual maturity	$15,252	$761	$1,171	$2,148	$11,172
Operating lease obligations	617	75	140	129	273
Purchase obligations	384	96	115	89	84
Total	$16,253	$932	$1,426	$2,366	$11,529
In the table above:
•Debt obligations by contractual maturity include both principal and interest obligations. For our Euro denominated notes interest is calculated on an actual basis while all other debt obligations were primarily calculated on a 365-day basis at the contractual fixed rate multiplied by the aggregate principal amount as of December 31, 2024. See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion.
•Operating lease obligations represent our undiscounted operating lease liabilities as of December 31, 2024, as well as legally binding minimum lease payments for leases signed but not yet commenced. See Note 16, “Leases,” to the consolidated financial statements for further discussion of our leases.
•Purchase obligations primarily represent minimum outstanding obligations due under software license agreements. The balance as of December 31, 2024 is primarily comprised of our multi-year AWS partnership contract.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our exposure to market risk for changes in interest rates relates primarily to our financial investments and debt obligations, which are discussed below. Substantially all of our debt obligations are fixed-rate obligations. We may enter into transactions that expose us to interest rate risk, for which we may utilize interest rate swap agreements to manage that risk.
Financial Investments
As of December 31, 2024, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. The impact of an immediate increase to market interest rates, uniformly, by a hypothetical 100 basis points from levels as of December 31, 2024, would not have a material impact on our financial statements.
Debt Obligations
As of December 31, 2024, substantially all of our debt obligations are fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 9, “Debt Obligations,” to the consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2022 Revolving Credit Facility, as this facility has a variable interest rate. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program, which have variable interest rates. As of December 31, 2024, there were no outstanding borrowings under our 2022 Revolving Credit Facility or commercial paper program.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the years ended December 31, 2024 and 2023 is presented in the following tables:

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar
	(in millions, except currency rate)
Year Ended December 31, 2024
Average foreign currency rate to the U.S. dollar	1.082	0.095	0.730	#	N/A
Percentage of revenues less transaction-based expenses	7.9%	3.4%	0.7%	3.7%	84.3%
Percentage of operating income	11.8%	(5.9)%	(7.8)%	(10.5)%	112.4%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(37)	$(16)	$(3)	$(17)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(21)	$(11)	$(14)	$(19)	$—

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar
	(in millions, except currency rate)
Year Ended December 31, 2023
Average foreign currency rate to the U.S. dollar	1.081	0.094	0.741	#	N/A
Percentage of revenues less transaction-based expenses	6.6%	4.0%	0.8%	3.0%	85.6%
Percentage of operating income	10.7%	(3.8)%	(7.0)%	(8.3)%	108.4%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(26)	$(15)	$(3)	$(12)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(17)	$(6)	$(11)	$(13)	$—
__________
#    Represents multiple foreign currency rates.
N/A    Not applicable.
The adverse impacts shown in the preceding tables should be viewed individually by currency and not in aggregate due to the correlation between changes in exchange rates for certain currencies. Additionally, the table does not include the offsetting impact of our hedging programs.
We may use foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenues and expenses in the normal course of business. We do not use these contracts for speculative trading purposes. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These foreign exchange contracts are carried at fair value, with maturities that can range up to 24 months. We record changes in fair value of these cash flow hedges of foreign currency denominated revenue and expenses in accumulated other comprehensive loss in the Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the cash flow hedge to revenue or operating expenses, as applicable. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to revenue or operating expenses, as applicable. As of December 31, 2024, the fair value of our derivatives designated as cash flow hedging instruments are not material.
Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. The financial statements of these subsidiaries are translated into U.S. dollars for consolidated reporting using a current rate of exchange, with net gains or losses recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets.
Our primary exposure to net assets in foreign currencies as of December 31, 2024 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$2,737	$(274)
British Pound	136	(14)
Norwegian Krone	134	(13)
Canadian Dollar	107	(11)
Australian Dollar	89	(9)
In the table above, Swedish Krona includes goodwill of $2,028 million and intangible assets, net of $439 million.
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
We have credit risk related to transaction and subscription-based revenues that are billed to customers on a monthly or quarterly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances in the Consolidated Balance Sheets. We review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.
We also are exposed to credit risk through our clearing operations with Nasdaq Clearing. See Note 15, “Clearing Operations,” to the consolidated financial statements for further discussion. Our clearinghouse holds material amounts of clearing member cash deposits, which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearinghouse may remit to the members interest earned at prevailing market rates, less a spread, this could include negative or reduced yield due to market conditions. The following is a summary of the risks associated with these deposits and how these risks are mitigated.
•Credit Risk: When the clearinghouse has the ability to hold cash collateral at a central bank, the clearinghouse utilizes its access to the central bank system to minimize credit risk exposures. When funds are not held at a central bank, we seek to substantially mitigate credit risk by ensuring that investments are primarily placed in large, highly rated financial institutions, highly rated government debt instruments and other creditworthy counterparties.
•Liquidity Risk: Liquidity risk is the risk a clearinghouse may not be able to meet its payment obligations in the right currency, in the right place and the right time. To mitigate this risk, the clearinghouse monitors liquidity requirements closely and maintains funds and assets in a manner which minimizes the risk of loss or delay in the access by the clearinghouse to such funds and assets. For example, holding funds with a central bank where possible or investing in highly liquid government debt instruments serves to reduce liquidity risks.
•Interest Rate Risk: Interest rate risk is the risk that interest rates rise causing the value of purchased securities to decline. If we were required to sell securities prior to maturity, and interest rates had risen, the sale of the securities might be made at a loss relative to the latest market price. Our clearinghouse seeks to manage this risk by making short term investments of members’ cash deposits. In addition, the clearinghouse investment guidelines allow for direct purchases or repurchase agreements with short dated maturities of high quality sovereign debt (for example, European government and U.S. Treasury securities), central bank certificates and multilateral development bank debt instruments.

•Security Issuer Risk: Security issuer risk is the risk that an issuer of a security defaults on its payment when the security matures. This risk is mitigated by limiting allowable investments and collateral under reverse repurchase agreements to high quality sovereign, government agency or multilateral development bank debt instruments.
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
Revenue Recognition
As part of our market technology product offering, within our Capital Markets Technology business, we enter into certain long-term contracts with customers to develop customized technology solutions, license the right to use software and provide support and other services to our customers which results in these contracts containing multiple performance obligations. We allocate the contract transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. In instances where standalone selling price is not directly observable, such as when we do not sell the product or service separately, we determine the standalone selling price predominantly through an expected cost plus a margin approach.
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
Our Calypso product, also part of our Capital Markets Technology business, provides cross-asset, front-to-back trading, treasury, risk and collateral management solutions for the financial markets. This offering is also provided as an on-premises software solution. A license for on-premises software provides customers with the right to use the software at its current state at the time made available to the customer. These contracts generally consist of the following distinct performance obligations: license and PCS. In allocating the contractual price to each performance obligation, we have used our best estimate of the stand-alone selling price. Consideration is first allocated to performance obligations with established stand-alone selling prices based on observable evidence, with the residual being split between license and PCS.
License revenue is recognized upfront at the point in time when the software is made available to the customer as this is the point the user of the software can direct the use of and obtain substantially all of the remaining benefits from the software license. PCS revenue is recognized over time on a ratable basis over the contract period beginning on the date that our service is made available to the customer since the customer receives and consumes the benefit as Nasdaq provides the service.
Accounting for these contracts requires judgment relative to the allocation of the contractual price to each performance obligation.
Due to the significance of judgment in the estimation process, as discussed above, changes in assumptions and estimates may adversely or positively affect financial performance in future periods.
For further discussion related to recognition of these revenues, see “Revenue From Contracts with Customers - Revenue Recognition - Capital Markets Technology,” of Note 2, “Summary of Significant Accounting Policies,” to the consolidated financial statements.
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
In the third quarter of 2024 we recorded a purchase accounting adjustment to the estimated purchase price allocation shown above, and disclosed as of December 31, 2023. This adjustment relates to the impact of the change from upfront to ratable revenue recognition for AxiomSL on-premises contracts entered into prior to the acquisition date, as described above, and decreased accrued income (which reflects revenue earned but not yet billed and included in receivables above) by $46 million, increased deferred revenue by $56 million and increased goodwill by $77 million, net of a deferred tax asset of $25 million. During 2023 and 2022, we have not recorded any material measurement period adjustments to purchase price allocations.
See Note 4, “Acquisition,” to the consolidated financial statements for further discussion of the Adenza Acquisition.
Goodwill, Indefinite-Lived Intangible Assets and Related Impairment Testing
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We recognize specifically identifiable intangibles, such as customer relationships, technology, exchange and clearing registrations, trade names and licenses when a specific right or contract is acquired. Goodwill and intangible assets deemed to have indefinite useful lives, primarily exchange and clearing registrations, are not amortized but instead are tested for impairment at least annually as of October 1 and more frequently whenever events or changes in circumstances indicate that the fair value of the asset may be less than its carrying amount, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. We perform our goodwill impairment test at the reporting unit level for our three reporting units: Capital
Access Platforms, Financial Technology and Market Services segments.
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
The following table presents the carrying value of goodwill for our reportable segments at the time of our 2024 annual impairment test:

October 1, 2024
(in millions)
Capital Access Platforms	$4,210
Financial Technology	7,945
Market Services	2,010
$14,165

In 2024, we performed a qualitative impairment test for goodwill on all reporting units and indefinite-lived intangible assets, as the excesses of their fair values over their respective carrying amounts, at the time of the last quantitative test in 2023, were significant. In conducting the qualitative assessment, we evaluated the performance of each of these reporting units and indefinite-lived intangible assets since the last quantitative test, as well as future financial projections to determine if there were any changes in the key inputs used to determine their respective fair values. We also considered the qualitative factors in FASB ASC Topic 350, “Intangibles–Goodwill and Other,” as well as other relevant events and circumstances. Based on the results of the qualitative assessment for each reporting unit and indefinite-lived intangible asset, and the predominance of positive indicators and the weight of such indicators, we concluded that the fair values of our reporting units and indefinite-lived intangible assets are more likely than not greater than their respective carrying amounts and as a result, quantitative analyses were not needed. No impairment of goodwill or indefinite-lived intangible assets was recorded in 2024, 2023 and 2022.
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
There were no material finite-lived intangible assets impairment charges in 2024, 2023 and 2022.
We recorded pre-tax, non-cash property and equipment asset impairment charges, primarily in relation to our restructuring programs of $37 million in 2024, $12 million in 2023 and $8 million in 2022. See Note 20, “Restructuring Charges,” to the consolidated financial statements for a discussion of these plans.
In 2023, we initiated a review of our real estate and facility capacity requirements due to our new and evolving work models. As a result of this ongoing review, we recorded impairment charges of $23 million in 2023 of which $18 million related to operating lease asset impairment and exit costs and is included in occupancy expense in the Consolidated Statements of Income and $5 million related to impairment of leasehold improvements, which are recorded in depreciation and amortization expense in the Consolidated Statements of Income.
No material impairments were recorded to reduce the carrying value of our other long-lived assets during 2024, 2023 or 2022.
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
Item 8. Financial Statements and Supplementary Data
Nasdaq’s consolidated financial statements, including Consolidated Balance Sheets as of December 31, 2024 and 2023, Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022, Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022 and notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated February 21, 2025, are attached hereto as pages F-1 through F-44 and incorporated by reference herein.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
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
Changes in Internal Control Over Financial Reporting There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.
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
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on its assessment, our management believes that, as of December 31, 2024, our internal control over financial reporting is effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on Nasdaq’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Nasdaq, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Nasdaq, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Nasdaq, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP
New York, New York
February 21, 2025

Item 9B. Other Information
During the three months ended December 31, 2024, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) except as follows and each of which is intended to satisfy the affirmative defense of Rule 10b5-1(c): (i) on November 1, 2024, Bradley J. Peterson, Executive Vice President and Chief Information Officer/Chief Technology Officer, adopted a Rule 10b5-1 trading plan for the sale of our common stock in the following amounts: (a) up to 100% of the net vested shares resulting from the vesting of 4,719 restricted stock units on April 1, 2025, (b) up to 100% of the net vested shares resulting from the vesting of 22,494 restricted stock units on July 1, 2025 and (c) up to 100% of the net vested shares upon the settlement of 28,020 performance share units on or about February 19, 2025, with each of the foregoing subject to certain conditions and which plan expires on August 1, 2025 and (ii) on December 12, 2024, Sarah Youngwood, Executive Vice President and Chief Financial Officer, adopted a Rule 10b5-1 trading plan for the sale of 14,959 shares of our common stock, subject to certain conditions and which expires on March 31, 2025. Vested shares are net of tax withholding.
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
Nasdaq has an insider trading policy governing the purchase, sale and other dispositions of Nasdaq’s securities that applies to all Nasdaq personnel, including directors, officers, employees, and other covered persons, as well as Nasdaq itself. Nasdaq also follows procedures for the repurchase of its securities. Nasdaq believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of Nasdaq’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11. Executive Compensation
Information about Nasdaq’s director and executive compensation, as required by Items 402, 407(e)(4) and 407(e)(5) of Regulation S-K, is incorporated by reference from the discussions under the headings “Director Compensation” and “Executive Compensation” (except under “Pay versus Performance”) in the Proxy Statement.
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
In addition, in jurisdictions where participation in the ESPP is permitted, all our employees are eligible. Employees may purchase shares of our common stock at a 15% discount to the lesser of the closing price of our common stock on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. Offering periods under the ESPP are six months in duration. As of December 31, 2024, all our employees are eligible to participate.
The Equity Plan and the ESPP have been previously approved by our stockholders. The following table sets forth information regarding outstanding options and shares reserved for future issuance under all of Nasdaq’s compensation plans as of December 31, 2024.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a))(c)
Equity compensation plans approved by stockholders	1,420,323	$41.79	33,615,389
Equity compensation plans not approved by stockholders	—	—	—
Total	1,420,323	$41.79	33,615,389
In the table above:
•As of December 31, 2024, we also had 6,353,018 shares to be issued upon vesting of outstanding restricted stock and PSUs.
•The number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) includes 22,886,514 shares of common stock that may be awarded pursuant to the Equity Plan and (b) 10,728,875 shares of common stock that may be issued pursuant to the ESPP.
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
Item 14. Principal Accountant Fees and Services
Information about principal accountant fees and services, as required by Item 9(e) of Schedule 14A, is incorporated herein by reference from the discussion under the heading “Annual Evaluation and 2025 Selection of the Independent Auditors” in the Proxy Statement.

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

4.2.2
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

4.7.1
Fourth Supplemental Indenture, dated as of June 7, 2016, among Nasdaq, Inc. and Wells Fargo Bank, National Association, as Trustee (incorporated herein by reference to the Current Report on Form 8-K filed on June 7, 2016).

4.8
Sixth Supplemental Indenture, dated as of April 1, 2019, among Nasdaq, Inc., Wells Fargo Bank, National Association, as Trustee, and HSBC Bank USA, National Association, as paying agent and as registrar and transfer agent (incorporated herein by reference to Exhibit 4.2 to the Form 8-A filed on April 1, 2019).

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

4.13
Twelfth Supplemental Indenture, dated July 30, 2021, by and among Nasdaq, Inc., Wells Fargo Bank, National Association, as Trustee and HSBC Bank USA, National Association, as registrar and transfer agent (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-A filed on July 30, 2021).

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

4.21	Description of Securities (incorporated herein by reference to Exhibit 4.21 to the Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 21, 2024).

10.1
Amended and Restated Board Compensation Policy, effective on June 21, 2023 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on August 2, 2023).*

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

10.5
Form of Nasdaq Restricted Stock Unit Award Certificate (employees) (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed on August 6, 2024).*

10.6
Form of Nasdaq Restricted Stock Unit Award Certificate (directors) (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed on August 6, 2024).*

10.7
Form of Nasdaq Three-Year Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed on August 6, 2024).*

10.7.1
Form of Nasdaq Two-Year Performance Share Unit Agreement (incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 filed on August 6, 2024).*

10.8	Form of Nasdaq Continuing Obligations Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 23, 2022).

10.9	Amended and Restated Supplemental Executive Retirement Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.10	Amendment No. 1 to Amended and Restated Supplemental Executive Retirement Plan, effective as of December 31, 2008 (incorporated herein by reference to Exhibit 10.6.1 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.11	Nasdaq Supplemental Employer Retirement Contribution Plan, dated as of December 17, 2008 (incorporated herein by reference to Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 filed on February 27, 2009).*

10.12	Nasdaq, Inc. Deferred Compensation Plan, effective July 1, 2022 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2022).*

10.13	Nonqualified Stock Option Award Certificate to Adena T. Friedman from Nasdaq, Inc. in connection with grant made on January 3, 2017 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed on November 7, 2017).*

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

10.18	Employment Offer Letter by and between Nasdaq, Inc. and Michelle Daly dated January 29, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2021).*

10.19
General Release and Separation Agreement by and between Nasdaq, Inc. and Ann M. Dennison, dated as of August 31, 2023 (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed on November 3, 2023).*

10.20
Employment Offer Letter by and between Nasdaq, Inc. and Sarah Youngwood, dated as of August 31, 2023 (incorporated herein by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 filed on November 3, 2023).*

10.21
Nasdaq Change in Control Severance Plan For Non-CEO Presidents, Executive Vice Presidents and Senior Vice Presidents, effective November 26, 2013, as amended December 6, 2022 (incorporated herein by reference to Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023.*

10.22
Amended and Restated Credit Agreement, dated as of December 16, 2022, among Nasdaq, Inc., the various lenders and issuing bank party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 16, 2022).†

10.23
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of March 29, 2023, among Nasdaq, Inc., the Lenders party hereto, Bank of America, N.A., as administrative agent and BofA Securities, Inc., as Sustainability Coordinator (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 30, 2023 filed on May 4, 2023).†

10.24
Amendment No. 2 to Amended and Restated Credit Agreement, dated as of June 16, 2023, among Nasdaq, Inc., a Delaware corporation, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 20, 2023).

10.25
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of August 2, 2024, among Nasdaq, Inc., a Delaware corporation, the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 filed on October 29, 2024).†

10.26
Amendment No. 4 to Amended and Restated Credit Agreement, dated as of December 16, 2024, among Nasdaq, Inc., a Delaware corporation, the lenders party thereto, Bank of America, N.A., as administrative agent and BofA Securities, Inc., as sustainability coordinator.†

10.27
Term Loan Credit Agreement, dated as of June 28, 2023, among Nasdaq, Inc., the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 28, 2023).†

10.28	Form of Commercial Paper Dealer Agreement between Nasdaq, Inc., as Issuer, and the Dealer party thereto (incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 26, 2017).

10.29
Verafin Holdings Inc. Amended and Restated Management Incentive Plan, effective as of October 3, 2022 (incorporated herein by reference to Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023).*

10.30
Verafin Holdings Inc. Amended and Restated Management Incentive Plan Award Agreement, by and between Verafin Solutions ULC and Brendan Brothers, dated as of January 11, 2023 (incorporated by reference herein to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed on February 22, 2023).*

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 13 to the consolidated financial statements under Part II, Item 8 of this Form 10-K).

19.1	Insider Trading Policy.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young LLP.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

97.1	Supplemental Executive Officer Recoupment Policy (incorporated by reference herein to Exhibit 97.1 to the Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 21, 2024).*

101
The following materials from the Nasdaq, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023; (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023 and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) notes to consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
____________
*    Management contract or compensatory plan or arrangement.
†     Schedules have been omitted pursuant to Items 601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K.
(b)     Exhibits:
    See Item 15(a)(3) above.
(c)     Financial Statement Schedules:
    All schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2025.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	February 21, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 21, 2025.

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer and Chair of the Board

By:	/s/ Sarah Youngwood
Name:	Sarah Youngwood
Title:	Executive Vice President and Chief Financial Officer

By:	/s/ Michelle Daly
Name:	Michelle Daly
Title:	Senior Vice President, Controller and Principal Accounting Officer

By:	*
Name:	Melissa M. Arnoldi
Title:	Director

By:	*
Name:	Charlene T. Begley
Title:	Director

By:	*
Name:	Essa Kazim
Title:	Director

By:	*
Name:	Thomas A. Kloet
Title:	Director

By:	*
Name:	Kathryn A. Koch
Title:	Director

By:	*
Name:	Holden Spaht
Title:	Director

By:	*
Name:	Michael R. Splinter
Title:	Director

By:	*
Name:	Johan Torgeby
Title:	Director

By:	*
Name:	Toni Townes-Whitley
Title:	Director

By:	*
Name:	Jeffery W. Yabuki
Title:	Director

By:	*
Name:	Alfred W. Zollar
Title:	Director

* Pursuant to Power of Attorney
By:	/s/ John A. Zecca
Name:	John A. Zecca
Title:	Attorney-in-Fact

Nasdaq, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
The following consolidated financial statements of Nasdaq, Inc. and its subsidiaries are presented herein on the page indicated:

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Nasdaq, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Nasdaq, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2025 expressed an unqualified opinion thereon.
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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosure to which it relates.

Calypso and AxiomSL on-premises license revenue recognition
Description of the Matter
As described in Note 2 to the consolidated financial statements, the Company recognizes revenue within its Regulatory Technology and Capital Markets Technology products for AxiomSL and Calypso on-premises license agreements, respectively. The AxiomSL on-premises software offering includes both license and post-contract customer support, which includes frequent and ongoing mandatory regulatory updates. Both the AxiomSL on-premises license and the post-contract customer support, inclusive of the frequent and ongoing mandatory regulatory updates are accounted for as a single performance obligation and recognized ratably over the contract term. For the on-premises Calypso capital markets product, distinct performance obligations are recognized for the license and post-contract customer support and the performance obligation of the on-premises license revenue is recognized upfront at the point in time when the software is made available to the user.

Auditing the Company’s initial identification of performance obligations along with the timing over which those performance obligations are satisfied for the acquired AxiomSL and Calypso on-premise license agreements required complex judgment.

How We Addressed the Matter in Our Audit
We obtained an understanding, performed a walkthrough of the process and evaluated the design and tested the operating effectiveness of controls over the Company's processes for identifying performance obligations and determining the timing over which the performance obligations are satisfied with respect to these products.

To test the Company’s judgments and conclusions related to the identification of performance obligations and timing of satisfaction of those performance obligations, our audit procedures included, among others, obtaining an understanding of the Company’s AxiomSL and Calypso service offerings and evaluating management’s conclusions regarding which were distinct. We involved subject matter resources to assist in testing management’s identification of performance obligations and determining timing over which they are satisfied. We read a sample of executed contracts to assess management’s evaluation of significant terms, including the determination of distinct performance obligations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1986.

New York, New York
February 21, 2025

Nasdaq, Inc.
Consolidated Balance Sheets
(in millions, except share and par value amounts)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$592	$453
Restricted cash and cash equivalents	31	20
Default funds and margin deposits (including restricted cash and cash equivalents of $4,383 and $6,645, respectively)	5,664	7,275
Financial investments	184	188
Receivables, net	1,022	929
Other current assets	293	231
Total current assets	7,786	9,096
Property and equipment, net	593	576
Goodwill	13,957	14,112
Intangible assets, net	6,905	7,443
Operating lease assets	375	402
Other non-current assets	779	665
Total assets	$30,395	$32,294

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$269	$332
Section 31 fees payable to SEC	319	84
Accrued personnel costs	325	303
Deferred revenue	711	594
Other current liabilities	215	146
Default funds and margin deposits	5,664	7,275
Short-term debt	399	291
Total current liabilities	7,902	9,025
Long-term debt	9,081	10,163
Deferred tax liabilities, net	1,594	1,642
Operating lease liabilities	388	417
Other non-current liabilities	230	220
Total liabilities	19,195	21,467

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 598,920,378 at December 31, 2024 and 598,014,520 at December 31, 2023; shares outstanding: 575,062,217 at December 31, 2024 and 575,159,336 at December 31, 2023	6	6
Additional paid-in capital	5,530	5,496
Common stock in treasury, at cost: 23,858,161 shares at December 31, 2024 and 22,855,184 shares at December 31, 2023	(647)	(587)
Accumulated other comprehensive loss	(2,099)	(1,924)
Retained earnings	8,401	7,825
Total Nasdaq stockholders’ equity	11,191	10,816
Noncontrolling interests	9	11
Total equity	11,200	10,827
Total liabilities and equity	$30,395	$32,294
See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Income
(in millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Capital Access Platforms	$1,972	$1,770	$1,682
Financial Technology	1,621	1,099	864
Market Services	3,771	3,156	3,632
Other revenues	36	39	48
Total revenues	7,400	6,064	6,226
Transaction-based expenses:
Transaction rebates	(2,026)	(1,838)	(2,092)
Brokerage, clearance and exchange fees	(725)	(331)	(552)
Revenues less transaction-based expenses	4,649	3,895	3,582
Operating expenses:
Compensation and benefits	1,324	1,082	1,003
Professional and contract services	152	128	140
Technology and communication infrastructure	281	233	207
Occupancy	112	129	104
General, administrative and other	109	113	125
Marketing and advertising	54	47	51
Depreciation and amortization	613	323	258
Regulatory	55	34	33
Merger and strategic initiatives	35	148	82
Restructuring charges	116	80	15
Total operating expenses	2,851	2,317	2,018
Operating income	1,798	1,578	1,564
Interest income	28	115	7
Interest expense	(414)	(284)	(129)
Other income (loss)	21	(1)	2
Net income (loss) from unconsolidated investees	16	(7)	31
Income before income taxes	1,449	1,401	1,475
Income tax provision	334	344	352
Net income	1,115	1,057	1,123
Net loss attributable to noncontrolling interests	2	2	2
Net income attributable to Nasdaq	$1,117	$1,059	$1,125
Per share information:
Basic earnings per share	$1.94	$2.10	$2.28
Diluted earnings per share	$1.93	$2.08	$2.26
Cash dividends declared per common share	$0.94	$0.86	$0.78

See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,115	$1,057	$1,123
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(135)	39	(375)
Income tax benefit (expense)(1)	(45)	18	(32)
Foreign currency translation, net	(180)	57	(407)

Employee benefit plan adjustment	17	11	5
Income tax expense	(4)	(3)	(2)
Employee benefit plan, net	13	8	3

Unrealized gain (loss) on derivatives instruments, net	(8)	2	—

Total other comprehensive income (loss), net of tax	(175)	67	(404)
Comprehensive income	940	1,124	719
Comprehensive loss attributable to noncontrolling interests	2	2	2
Comprehensive income attributable to Nasdaq	$942	$1,126	$721
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on Euro denominated notes.

See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in millions)

	Year Ended December 31,
	2024		2023		2022
	Shares	$	Shares	$	Shares	$
Common stock
Beginning balance	575	6	492	5	500	5
Acquisition-related stock issuance	—	—	86	1	—	—
Ending balance		6		6		5

Additional paid-in capital
Beginning balance		5,496		1,445		1,949
Share repurchase program	(2)	(145)	(5)	(269)	(5)	(308)
ASR agreement	—	—	—	—	(6)	(325)
Share-based compensation	2	141	3	122	3	106
Acquisition-related stock issuance	—	—	—	4,169	—	—
Other issuances of common stock, net	1	38	1	29	1	23
Ending balance		5,530		5,496		1,445

Common stock in treasury, at cost
Beginning balance		(587)		(515)		(437)
Other employee stock activity	(1)	(60)	(2)	(72)	(1)	(78)
Ending balance		(647)		(587)		(515)

Accumulated other comprehensive loss
Beginning balance		(1,924)		(1,991)		(1,587)
Other comprehensive income (loss)		(175)		67		(404)
Ending balance		(2,099)		(1,924)		(1,991)

Retained earnings
Beginning balance		7,825		7,207		6,465
Net income attributable to Nasdaq		1,117		1,059		1,125
Cash dividends declared and paid		(541)		(441)		(383)
Ending balance		8,401		7,825		7,207

Total Nasdaq stockholders’ equity		11,191		10,816		6,151

Noncontrolling interests
Beginning balance		11		13		10
Net activity related to noncontrolling interests		(2)		(2)		3
Ending balance		9		11		13

Total Equity	575	$11,200	575	$10,827	492	$6,164

See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
Cash flows from operating activities:	2024	2023	2022
Net income	$1,115	$1,057	$1,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	613	323	258
Share-based compensation	141	122	106
Deferred income taxes	(67)	68	38
Extinguishment of debt and bridge fees	3	25	16
Non-cash restructuring charges	37	12	—
Net (income) loss from unconsolidated investees	(16)	7	(31)
Operating lease asset impairments	—	13	—
Adenza purchase accounting adjustment	32	—	—
Other reconciling items included in net income	35	30	28
Net change in operating assets and liabilities:
Receivables, net	(193)	3	(101)
Other assets	(50)	9	98
Accounts payable and accrued expenses	(60)	149	19
Section 31 fees payable to SEC	235	(160)	181
Accrued personnel costs	34	13	—
Deferred revenue	67	88	16
Other liabilities	13	(63)	(45)
Net cash provided by operating activities	1,939	1,696	1,706
Cash flows from investing activities:
Purchases of securities	(206)	(712)	(322)
Proceeds from sales and redemptions of securities	199	719	320
Acquisition of businesses, net of cash and cash equivalents acquired	—	(5,766)	(41)
Purchases of property and equipment	(207)	(158)	(152)
Investments related to default funds and margin deposits, net(1)	(707)	(74)	211
Other investing activities	(32)	(3)	33
Net cash provided by (used in) investing activities	(953)	(5,994)	49
Cash flows from financing activities:
Proceeds from (repayments of) commercial paper, net	(291)	(371)	238
Repayments of debt and credit commitment	(521)	(260)	(1,097)
Proceeds from issuances of debt, net of issuance costs	—	5,608	541
Repurchases of common stock	(145)	(269)	(308)
ASR agreement	—	—	(325)
Dividends paid	(541)	(441)	(383)
Payments related to employee shares withheld for taxes	(60)	(72)	(78)
Default funds and margin deposits	(1,030)	22	2,440
Other financing activities	27	3	8
Net cash provided by (used in) financing activities	(2,561)	4,220	1,036
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(537)	202	(1,293)
Net increase (decrease) in cash and cash equivalents and restricted cash and cash equivalents	(2,112)	124	1,498
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	7,118	6,994	5,496
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$5,006	$7,118	$6,994
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$592	$453	$502
Restricted cash and cash equivalents	31	20	22
Restricted cash and cash equivalents (default funds and margin deposits)	4,383	6,645	6,470
Total	$5,006	$7,118	$6,994
Supplemental Disclosure Cash Flow Information
Interest paid	$405	$177	$116
Income taxes paid, net of refund	$358	$254	$274
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
For further discussion of our businesses, see “Products and Services,” of “Part I, Item 1. Business.”
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
Our Listing Services business operates listing platforms in the U.S. and Europe and provides multiple global capital raising solutions for public companies. Our main listing markets are The Nasdaq Stock Market and the Nasdaq Nordic and Nasdaq Baltic exchanges. Through Nasdaq First North, our Nordic and Baltic operations also offer alternative marketplaces for smaller companies and growth companies.
As of December 31, 2024, a total of 5,249 companies listed securities on our U.S., Nasdaq Nordic, Nasdaq Baltic and Nasdaq First North exchanges. As of December 31, 2024, there were 4,075 total listings on The Nasdaq Stock Market, including 768 ETPs. The combined market capitalization in the U.S. was approximately $34.4 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,174 listed companies with a combined market capitalization of approximately $2.0 trillion.
Our Index business develops and licenses Nasdaq-branded indices and financial products. We also license cash-settled futures, options and options on futures on our indices. As of December 31, 2024, 401 ETPs listed on 28 exchanges in over 20 countries tracked a Nasdaq index and accounted for $647 billion in AUM.
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
Our corporate solutions business serves both public and private companies and organizations through our Investor Relations Intelligence, Sustainability Solutions and Governance Solutions products. Our public company clients can be companies listed on our exchanges or other U.S. and global exchanges. Our private company clients include a diverse group of organizations ranging from family-owned companies, government organizations, law firms, privately held entities, and various non-profit organizations to hospitals and healthcare systems. We help organizations enhance their ability to understand and expand their global shareholder base, improve corporate governance, and navigate the evolving sustainability landscape through our suite of advanced technology, analytics, reporting and consulting services.
Financial Technology
Our Financial Technology segment comprises Financial Crime Management Technology, Regulatory Technology and Capital Markets Technology businesses.
Financial Crime Management Technology includes our Nasdaq Verafin solution, a cloud-based platform to help financial institutions detect, investigate, and report money laundering and financial fraud.

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
Capital Markets Technology includes market technology, trade management services and Calypso solutions. Our market technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers, buy-side firms and corporate businesses. Our market technology solutions are utilized by leading markets in North America, Europe and Asia as well as emerging markets in the Middle East, Latin America, and Africa. Our trade management services provide market participants with a wide variety of alternatives for connecting to and accessing our markets for a fee. Our marketplaces may be accessed via a number of different protocols used for quoting, order entry, trade reporting and connectivity to various data feeds. We also provide colocation services to market participants, whereby we offer firms cabinet space and power to house their own equipment and servers within our data centers. Additionally, we offer a number of wireless connectivity offerings between select data centers using millimeter wave and microwave technology. Calypso is a leading platform providing cross-asset, front-to-back trading, treasury, risk and collateral management solutions. The Calypso solution provides customers with a single platform designed from the outset to enable consolidation, innovation and growth.
Market Services
Our Market Services segment includes revenues from equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, Nordic commodities and U.S. Tape plans data. We operate 19 exchanges across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in certain countries where we operate exchanges, we also provide clearing, settlement and central depository services. In June 2023, we entered into an agreement to sell our Nordic power trading and clearing business, which was subsequently terminated in June 2024. In January 2025, we entered into a new agreement to transfer existing open positions in our Nordic power derivatives trading and clearing business to a European exchange. The completion of this transaction is subject to customary regulatory approvals. Revenues from this business will continue to be reflected in other revenues in the Consolidated Statements of Income for all periods, and in our Corporate segment for our segment disclosures. Prior to
June 2023, these revenues were included in our Market Services segment. Additionally, certain data revenues from this business that were previously included in our Capital Access Platforms segment are also reflected in Other revenues in the Consolidated Statements of Income for all periods, and in our Corporate segment for our segment disclosures.
Our transaction-based platforms provide market participants with the ability to access, process, display and integrate orders and quotes. The platforms allow the routing and execution of buy and sell orders as well as the reporting of transactions, providing fee-based revenues.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of Nasdaq, its wholly-owned subsidiaries and other entities in which Nasdaq has a controlling financial interest. When we do not have a controlling interest in an entity but exercise significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. See “Equity Method Investments” within “Investments” below for further discussion.
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
Use of Estimates
In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on our revenue, operating income and net income, as well as on the value of certain assets and liabilities in the consolidated balance sheets. At least quarterly, we evaluate our assumptions, judgments and estimates, and make changes as deemed necessary.
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

Translation gains or losses resulting from translating our subsidiaries’ financial statements from the local functional currency to the reporting currency, net of tax, are included in accumulated other comprehensive loss in the Consolidated Balance Sheets. Assets and liabilities are translated at the balance sheet date while revenues and expenses are translated at the date the transaction occurs or at an applicable average rate.
Cash and Cash Equivalents
Cash and cash equivalents include all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. Such equivalent investments included in cash and cash equivalents in the Consolidated Balance Sheets were $373 million as of December 31, 2024 and $122 million as of December 31, 2023. Cash equivalents are carried at cost plus accrued interest, which approximates fair value due to the short maturities of these investments.
Restricted Cash
Restricted cash and cash equivalents, which was $31 million as of December 31, 2024 and $20 million as of December 31, 2023, is restricted from withdrawal due to a contractual or regulatory requirement or not available for general use and as such is classified as restricted in the Consolidated Balance Sheets. As of December 31, 2024 and 2023, restricted cash and cash equivalents primarily includes funds held for regulatory capital for our trading and clearing businesses.
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
Receivables, net
Our receivables are concentrated with our customers which primarily include corporate clients, banks, investment managers, brokers, and exchange operators. Receivables are shown net of allowance for credit losses. The allowance is maintained at a level that management believes to be sufficient to absorb expected losses over the life of our accounts receivable portfolio. The allowance is increased by the provision for bad debts, which is included in general, administrative and other expense in the Consolidated Statements of Income, and decreased by the amount of charge-offs, net of recoveries.
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
In circumstances where a specific customer’s inability to meet its financial obligations is known (i.e., bankruptcy filings), we determine whether a specific provision for bad debts is required. Accounts receivable are written-off against the allowance when collection efforts cease. Due to changing economic, business and market conditions, we review the allowance quarterly and make changes to the allowance through the provision for bad debts as appropriate. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to pay), our estimates of recoverability could be reduced by a material amount. The total allowance netted against receivables in the Consolidated Balance Sheets was $10 million as of December 31, 2024 and $18 million as of December 31, 2023. Any provision for bad debt or write-off recorded during the year was immaterial.
Investments
Purchases and sales of investment securities are recognized on settlement date.
Financial Investments
Financial investments are comprised of trading securities bought principally to meet regulatory capital requirements mainly for our clearing operations at Nasdaq Clearing. These investments are classified as trading securities as they are generally sold in the near term, with changes in fair value included in other income (loss) in the Consolidated Statements of Income.
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

Equity Securities
Investments in equity securities with readily determinable fair values (other than those accounted for under the equity method or those that result in consolidation of the investee) are measured at fair value and any changes in fair value are recognized in other income (loss) in the Consolidated Statements of Income.
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
For the years ended December 31, 2024, 2023 and 2022, no material adjustments were made to the carrying value of our equity securities.
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
No material impairments were recorded to reduce the carrying value of our equity method investments in 2024, 2023 or 2022.
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
As of December 31, 2024 and 2023, the fair value of our derivative instruments were immaterial.
Derivatives designated as cash flow hedges
We enter into foreign currency contracts and designate them as cash flow hedges to manage forecasted foreign currency revenue and expenses. To receive hedge accounting treatment, all hedging relationships are formally documented at the inception of the hedge, and the hedges must be highly effective in offsetting changes to future cash flows on the hedged transactions. The change in fair value of these contracts is recorded, net of tax, in accumulated other comprehensive loss in the Consolidated Balance Sheets until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the foreign currency revenue or foreign currency expense to revenue or operating expense, as applicable.
As of December 31, 2024 and 2023, the fair value of our derivative instruments designated as cash flow hedges were immaterial.
Net Investment Hedges
Net assets of our foreign subsidiaries are exposed to volatility in foreign currency exchange rates. We may utilize net investment hedges to offset the translation adjustment arising from re-measuring our investment in foreign subsidiaries.
Our Euro Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Any increase or decrease related to the remeasurement of these notes into U.S. dollars is recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. See “Net Investment Hedge” of Note 9, “Debt Obligations,” for further discussion.

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
Implementation costs incurred in a cloud computing arrangement that is a service contract are capitalized as a prepaid asset, primarily included in other current assets in the Consolidated Balance Sheets, and are amortized over the expected service period in the relevant expense category in the Consolidated Statements of Income.
Property and equipment are subject to impairment testing when events or conditions indicate that the carrying amount of an asset may not be recoverable. For internal use software, an impairment charge is recognized when the carrying amount of the internal use software exceeds its fair value and is not recoverable. For software to be sold, leased, or marketed, the carrying amount of the software is compared to its net realizable value, which represents the estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product. The amount by which the carrying amount exceeds the net realizable value shall be written off. Any required impairment loss is recorded as a reduction in the carrying amount of the related asset and a charge to operating results.
See Note 7, “Property and Equipment, net,” for further discussion.
Leases
At inception, we determine whether a contract is or contains a lease. We have operating leases which are primarily real estate leases for our U.S. and European headquarters and for general office space. As of December 31, 2024, these leases have varying lease terms with remaining maturities ranging up to 12 years. Operating lease balances are included in operating lease assets, other current liabilities, and operating lease liabilities in the Consolidated Balance Sheets. We do not have any leases classified as finance leases.
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
There was no impairment of goodwill or indefinite-lived intangible assets for the years ended December 31, 2024, 2023 and 2022. Future disruptions to our business and events, such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses, may result in goodwill or indefinite-lived intangible asset impairment charges in the future.
Other Long-Lived Assets
We review our other long-lived assets, such as finite-lived intangible assets, property and equipment and operating lease assets, for potential impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Fair value of finite-lived intangible assets and property and equipment is based on various valuation techniques. Any required impairment loss is measured as the amount by which the carrying amount of the asset exceeds its fair value and is recorded as a reduction in the carrying amount of the related asset and a charge to operating results. We fully impair our lease assets for locations that we vacate with no intention to sublease.
There were no material finite-lived intangible assets impairment charges in 2024, 2023 and 2022. We recorded pre-tax, non-cash property and equipment asset impairment charges, primarily in relation to our restructuring programs of $37 million in 2024, $12 million in 2023, and $8 million in 2022. See Note 20, “Restructuring Charges,” for further discussion. There were no material operating lease assets impairments in 2024 and 2022. As a result of the review of our real estate and facility capacity requirements, for the year ended December 31, 2023, we recorded impairment charges of $23 million, of which $13 million related to operating lease asset impairment. See Note 16, “Leases,” for further discussion.
Revenue Recognition and Transaction-Based Expenses
Revenue From Contracts With Customers
Our revenue recognition policies under FASB ASC Topic 606, “Revenue from Contracts with Customers,” or Topic 606, are described in the following paragraphs.
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in the Consolidated Balance Sheets as receivables which are net of an allowance for credit losses. We do not have obligations for warranties, returns or refunds to customers.
The majority of our contracts with customers do not have significant variable consideration. We do not have a material amount of revenues recognized from performance obligations that were satisfied in prior periods. We do not provide disclosures about transaction price allocated to unsatisfied performance obligations if contract durations are less than one year.
For contract durations that are one-year or greater, the portion of transaction price allocated to unsatisfied performance obligations is included in Note 3, “Revenue From Contracts With Customers.” Our deferred revenue primarily arises from contract liabilities related to our fees for annual and initial listings, workflow & insights, financial crime management technology, regulatory technology, and capital markets technology contracts. Deferred revenue is the only significant contract asset or liability as of December 31, 2024 and 2023. See Note 8, “Deferred Revenue,” for our discussion of deferred revenue balances, activity, and expected timing of recognition. See “Revenue Recognition” below for further descriptions of our revenue contracts.

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
Our corporate solutions business includes our Investor Relations Intelligence, Governance Solutions and Sustainability Solutions products, which serve both public and private companies and organizations.

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
Financial Technology
Financial Crime Management Technology
Our financial crime management technology business, which includes our Nasdaq Verafin solution, primarily consists of SaaS revenues. We enter into subscription agreements which allow customers access to our cloud platform. Subscription agreements are generally three years in term, payable in advance, with the option of automatic renewal for some products. Subscription-based revenues are recognized over time on a ratable basis over the contract period beginning on the date that our service is made available to the customer since the customer receives and consumes the benefit as Nasdaq provides the service.
Regulatory Technology
Regulatory Technology includes AxiomSL and surveillance solutions.
AxiomSL solutions
AxiomSL provides financial institutions with risk & financial regulatory reporting and risk management solutions. The products can be offered as an on-premises or as a cloud service agreement.
The AxiomSL on-premises software offering includes license and PCS, which includes frequent and ongoing mandatory regulatory updates. Historically, the license and the PCS were considered distinct performance obligations, with license revenue recognized upfront at the point in time when the software is made available to the customer, and support is recognized over time on a ratable basis over the contract period beginning on the date that our service is made available to the customer. During the third quarter of 2024, as part of finalizing the purchase accounting of the Adenza acquisition, and based on new information obtained on the frequent and ongoing mandatory regulatory updates to AxiomSL's regulatory reporting software, which are critical to the utility and value of the product for the client, we noted that the software license and PCS constitute a single, combined performance obligation and would be recognized ratably over the contract term. See Note 3, “Revenue from contracts with customers,” for further discussion.
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
Surveillance
Our surveillance solutions are primarily SaaS based. We enter into subscription agreements which allow customers access to our cloud platform or a connection to our servers to access the software. We recognize revenue from these agreements over time on a ratable basis over the contract period beginning on the date that our service is made available to the customer since the customer receives and consumes the benefit as Nasdaq provides the service.
Capital Markets Technology
Capital Markets Technology includes our Calypso and market technology solutions as well as trade management services.
Calypso solutions
Our Calypso product offering includes on-premises and cloud service agreements. We recognize revenue from cloud service agreements similar to our revenue recognition for the AxiomSL agreements discussed above.
For our on-premises offering, a license provides customers with the right to use the software at its current state at the time it is made available to the customer. These contracts generally consist of the following distinct performance obligations: license and PCS. In allocating the contractual price to each performance obligation, we have used our best estimate of the stand-alone selling price. Consideration is first allocated to performance obligations with established stand-alone selling prices based on observable evidence.
License revenue is recognized upfront at the point in time when the software is made available to the customer as this is the point the user of the software can direct the use of and obtain substantially all of the remaining benefits from the software license. PCS revenue is recognized over time on a ratable basis over the contract period beginning on the date that our service is made available to the customer since the customer receives and consumes the benefit as Nasdaq provides the service.

Professional services, offered for our Calypso and market technology customers, are typically billed on a time and expense basis and revenue is recognized based on actual hours incurred. Nasdaq also offers fixed price contract agreements where revenue is recognized using the input method to measure progress towards complete satisfaction of the services, because the customer simultaneously receives and consumes the benefits provided by the Company.
Market technology solutions
Our market technology revenues primarily consist of software, license and support revenues, SaaS revenues, and change request revenues.
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
For contracts with multiple performance obligations, we allocate the contract transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract. In instances where standalone selling price is not directly observable, such as when we do not sell the product or service separately, we determine the standalone selling price predominantly through an expected cost plus a margin approach. Revenues related to the market technology contracts described above represented 5.8%, 11.3% and 13.4% of total Capital Markets Technology revenue for the years ended December 31, 2024, 2023 and 2022, respectively.
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
Market Technology SaaS revenues are recognized similar to our AxiomSL and Calypso solutions.
Trade management services
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

Other Revenues
For the years ended December 31, 2024, 2023 and 2022, Other revenues include revenues related to our Nordic power derivatives trading and clearing business, see “Market Services” of Note 1, “Organization and Nature of Operations,” for further discussion. In June 2023, we entered into an agreement to sell our Nordic power trading and clearing business, which was subsequently terminated in June 2024. In January 2025, we entered into a new agreement to transfer existing open positions in our Nordic power derivatives trading and clearing business to a European exchange. The completion of this transaction is subject to customary regulatory approvals. Revenues from this business will continue to be reflected in Other revenues. Prior to June 2023, these revenues were included in our Market Services and Capital Access Platforms segments.
For the years ended December 31, 2023 and 2022, Other revenues also include a transitional services agreement associated with a divested business. For the year ended December 31, 2022, Other revenues also include revenues related to our Nordic broker services business for which we completed the wind-down in June 2022. Prior to June 2022, these revenues were included in our Market Services and Capital Access Platforms segments.
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
Pension, SERP and Other Post-Retirement Benefit Plans
In June 2023, we terminated our U.S. pension plan and took steps to wind down the plan and transfer the resulting liability to an insurance company. This process was completed in 2024. See Note 10, “Retirement Plans,” for further discussion.
We maintain nonqualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred.
The nonqualified SERPs and other post-retirement benefit plans are measured using actuarial valuations. Actuarial gains and losses are recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. We assess our nonqualified SERPs and other post-retirement benefit plan assumptions on an annual basis. In evaluating these assumptions, we consider many factors, including evaluation of the discount rate, which is modified to reflect the prevailing market rates at the measurement date of a high-quality fixed-income debt instrument portfolio that would provide the future cash flows needed to pay the benefit obligations as they come due. Actuarial assumptions are based upon management’s best estimates and judgment. See Note 10, “Retirement Plans,” for further discussion.
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

See Note 11, “Share-Based Compensation,” for further discussion.
Merger and Strategic Initiatives
We incur incremental direct merger and strategic initiative costs relating to various completed and potential acquisitions, divestitures, and other strategic opportunities. These costs generally include integration costs, as well as legal, due diligence and other third-party transaction costs and are expensed as incurred.
Fair Value Measurements
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability, or the exit price, in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, we consider the principal or most advantageous market in which we would transact, and we also consider assumptions that market participants would use when pricing the asset or liability. Fair value measurement establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Nasdaq’s market assumptions. These two types of inputs create the following fair value hierarchy:
•Level 1: Quoted prices for identical instruments in active markets.
•Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3: Instruments whose significant value drivers are unobservable.
This hierarchy requires the use of observable market data when available.
See Note 14, “Fair Value of Financial Instruments,” for further discussion.
Tax Matters
We use the asset and liability method to determine income taxes on all transactions recorded in the consolidated financial statements. Deferred tax assets (net of valuation allowances) and deferred tax liabilities are presented net by jurisdiction as either a non-current asset or liability in the Consolidated Balance Sheets, as appropriate. Deferred tax assets and liabilities are determined based on differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are realized. If necessary, a valuation allowance is established to reduce deferred tax assets to the amount that is more likely than not to be realized.
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
Recent Accounting Developments
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 enhances income tax disclosure requirements by requiring public entities to provide additional information in its tax rate reconciliation and additional disclosures about income taxes paid. The update is effective for annual periods beginning after December 15, 2024. This update should be applied prospectively, but entities have the option to apply it retrospectively. The adoption of this standard only impacts disclosures and is not expected to have a material impact on the Company's consolidated financial statements.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Capital Access Platforms
Data & Listing Services	$754	$749	$727
Index	706	528	486
Workflow & Insights	512	493	469
Financial Technology
Financial Crime Management Technology	273	223	176
Regulatory Technology	352	212	130
Capital Markets Technology	996	664	558
Market Services, net	1,020	987	988
Other revenues	36	39	48
Revenues less transaction-based expenses	$4,649	$3,895	$3,582
Substantially all revenues from the Capital Access Platforms and Financial Technology segments were recognized over time for the years ended December 31, 2024, 2023 and 2022. For the years ended December 31, 2024, 2023 and 2022, approximately 95.3%, 93.0% and 93.2%, respectively, of Market Services revenues were recognized at a point in time and 4.7%, 7.0% and 6.8%, respectively, were recognized over time.
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
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in the Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $10 million as of December 31, 2024 and $18 million as of December 31, 2023. There were no material upward or downward adjustments to the allowance during the year ended December 31, 2024. We do not have obligations for warranties, returns or refunds to customers.
Deferred revenue is the only significant contract asset or liability as of December 31, 2024. Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations. See Note 8, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.
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
The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of December 31, 2024:

	Financial Crime Management Technology	Regulatory Technology	Capital Markets Technology	Workflow & Insights	Total
	(in millions)
2025	$297	$342	$338	$178	$1,155
2026	245	223	270	109	847
2027	155	111	195	49	510
2028	60	69	129	16	274
2029	16	19	76	5	116
2030+	3	12	214	—	229
Total	$776	$776	$1,222	$357	$3,131

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
At the closing of the transaction, the 85.6 million shares of Nasdaq common stock were issued to Thoma Bravo, the sole shareholder of Adenza, and represented approximately 15% of the outstanding shares of Nasdaq. For further discussion on the rights of common stockholders refer to “Common Stock” of Note 12, “Nasdaq Stockholders’ Equity.” This acquisition is part of our Financial Technology segment.
On July 26, 2024, Nasdaq announced a secondary public offering of 41.6 million shares of our common stock held by Thoma Bravo, which was offered to the public at $65.30 per share. Nasdaq did not receive any proceeds from this offering of the shares held by Thoma Bravo. Concurrently, Nasdaq entered into a share repurchase agreement with Thoma Bravo and repurchased 1.2 million shares of our common stock from this offering. Nasdaq used cash on hand and borrowings under our commercial paper program to fund the share repurchase amount of $77 million. At the completion of these transactions, Thoma Bravo held 42.8 million shares of Nasdaq common stock, representing approximately 7.4% of the outstanding shares of Nasdaq.
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
In the third quarter of 2024, we recorded a purchase accounting adjustment to the estimated purchase price allocation shown above and disclosed as of December 31, 2023. This adjustment relates to the impact of the change from upfront to ratable revenue recognition for AxiomSL on-premises contracts entered into prior to the acquisition date, as described above, and decreased accrued income (which reflects revenue earned but not yet billed and included in receivables above) by $46 million, increased deferred revenue by $56 million and increased goodwill by $77 million, net of a deferred tax asset of $25 million. In the fourth quarter of 2024, we finalized the purchase accounting for this acquisition.
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
Trade Names
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
Discount Rate
The discount rate used reflects the amount of risk associated with the hypothetical cash flows for the trade names relative to the overall business as discussed above in “Customer Relationships.”
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

5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The following table presents the changes in goodwill by business segment during the year ended December 31, 2024:

(in millions)
Capital Access Platforms
Balance at December 31, 2023	$4,214
Foreign currency translation adjustments	(87)
Balance at December 31, 2024	$4,127
Financial Technology
Balance at December 31, 2023	$7,873
Measurement period adjustment	77
Foreign currency translation adjustments	(25)
Balance at December 31, 2024	$7,925
Market Services
Balance at December 31, 2023	$2,025
Foreign currency translation adjustments	(120)
Balance at December 31, 2024	$1,905

Total
Balance at December 31, 2023	$14,112
Measurement period adjustments	77
Foreign currency translation adjustments	(232)
Balance at December 31, 2024	$13,957
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the years ended December 31, 2024, 2023 and 2022; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses may result in goodwill impairment charges in the future. See Note 4, “Acquisition,” for a description of the measurement period adjustment recorded during the third quarter of 2024.
Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	December 31, 2024	December 31, 2023
Finite-Lived Intangible Assets	(in millions)
Gross Amount
Technology	$1,234	$1,254
Customer relationships	5,720	5,743
Trade names and other	417	417
Foreign currency translation adjustment	(237)	(194)
Total gross amount	$7,134	$7,220
Accumulated Amortization
Technology	$(348)	$(169)
Customer relationships	(1,164)	(912)
Trade names and other	(43)	(21)
Foreign currency translation adjustment	153	120
Total accumulated amortization	$(1,402)	$(982)
Net Amount
Technology	$886	$1,085
Customer relationships	4,556	4,831
Trade names and other	374	396
Foreign currency translation adjustment	(84)	(74)
Total finite-lived intangible assets	$5,732	$6,238

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(257)	(225)
Total indefinite-lived intangible assets	$1,173	$1,205
Total intangible assets, net	$6,905	$7,443

There was no impairment of intangible assets for the years ended December 31, 2024, 2023 and 2022.
The following tables present our amortization expense for acquired finite-lived intangible assets:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Amortization expense	$488	$206	$153

The table below presents the estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $84 million as of December 31, 2024) of acquired finite-lived intangible assets as of December 31, 2024:

(in millions)
2025	$499
2026	494
2027	494
2028	460
2029	420
2030+	3,449
Total	$5,816
6. INVESTMENTS
The following table presents the details of our investments:

	December 31, 2024	December 31, 2023
	(in millions)
Financial investments	$184	$188
Equity method investments	417	380
Equity securities	121	87
Financial Investments
Financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $171 million as of December 31, 2024 and $168 million as of December 31, 2023 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of December 31, 2024 and 2023, our equity method investments primarily included our 40.0% equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Consolidated Balance Sheets. No material impairments were recorded for the years ended December 31, 2024, 2023 and 2022.
Net income (loss) recognized from our equity interest in the earnings and losses of these equity method investments was $16 million, $(7) million and $31 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Consolidated Balance Sheets. We elected the measurement alternative for substantially all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the years ended December 31, 2024, 2023 and 2022. As of December 31, 2024 and December 31, 2023, our equity securities primarily represent various strategic minority investments made through our corporate venture program.
7. PROPERTY AND EQUIPMENT, NET
The following table presents our major categories of property and equipment, net:

	December 31, 2024	December 31, 2023
	(in millions)
Data processing equipment and software	$905	$913
Furniture, equipment and leasehold improvements	294	325
Total property and equipment	1,199	1,238
Less: accumulated depreciation and amortization and impairment charges	(606)	(662)
Total property and equipment, net	$593	$576
Depreciation and amortization expense for property and equipment was $125 million for the year ended December 31, 2024, $117 million for the year ended December 31, 2023, and $105 million for the year ended December 31, 2022. These amounts are included in depreciation and amortization expense in the Consolidated Statements of Income.
We recorded pre-tax, non-cash property and equipment asset impairment charges on capitalized software that was retired and accelerated depreciation expense on certain assets as a result of a decrease in their useful life, primarily in relation to our restructuring programs of $37 million in 2024, $12 million in 2023 and $8 million in 2022. These charges are included in restructuring charges in the Consolidated Statements of Income. See Note 20, “Restructuring Charges,” for further discussion. There were no other material impairments of property and equipment recorded in 2024, 2023 and 2022.
As of December 31, 2024, 2023 and 2022, we did not own any real estate properties.

8. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the year ended December 31, 2024 are reflected in the following table:

	Balance at December 31, 2023	Additions	Revenue Recognized	Adjustments	Balance at December 31, 2024
	(in millions)
Capital Access Platforms:
Initial Listings	$97	$30	$(36)	$(2)	$89
Annual Listings	3	2	(2)	(1)	2
Workflow & Insights	180	192	(178)	—	194
Financial Technology:
Financial Crime Management Technology	123	146	(117)	(4)	148
Regulatory Technology	68	87	(63)	55	147
Capital Markets Technology	183	177	(173)	(2)	185
Other	21	15	(11)	(2)	23
Total	$675	$649	$(580)	$44	$788
In the above table:
•Additions reflect deferred revenue billed in the current period, net of recognition.
•Revenue recognized includes revenue recognized during the current period that was included in the beginning balance.
•Adjustments primarily reflect foreign currency translation adjustments and the impact of the measurement period adjustment recorded during the third quarter of 2024. See Note 4, “Acquisition,” for a description of the measurement period adjustment.
•Other primarily includes deferred revenue from our non-U.S. listing of additional shares fees and our Index business. These fees are included in our Capital Access Platforms segment.
As of December 31, 2024, we estimate that our deferred revenue will be recognized in the following years:

Fiscal year ended:	2025	2026	2027	2028	2029	2030+	Total
	(in millions)
Capital Access Platforms:
Initial Listings	$34	$28	$15	$6	$4	$2	$89
Annual Listings	2	—	—	—	—	—	2
Workflow & Insights	192	2	—	—	—	—	194
Financial Technology:
Financial Crime Management Technology	144	2	1	1	—	—	148
Regulatory Technology	146	1	—	—	—	—	147
Capital Markets Technology	179	3	2	1	—	—	185
Other	14	5	3	1	—	—	23
Total	$711	$41	$21	$9	$4	$2	$788
The timing of recognition of deferred revenue related to certain contracts represents our best estimates as the recognition is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing contracts.

9. DEBT OBLIGATIONS
The following table presents the changes in the carrying amounts of our debt obligations during the year ended December 31, 2024:

	December 31, 2023	Additions	Payments, Foreign Currency Translation and Accretion	December 31, 2024
Short-term debt:
Commercial paper	$291	$997	$(1,288)	$—
2025 Notes	497	—	(98)	399
Total short-term debt	$788	$997	$(1,386)	$399
Long-term debt - senior unsecured notes:
2026 Notes	499	—	—	499
2028 Notes	991	—	(56)	935
2029 Notes	658	—	(40)	618
2030 Notes	658	—	(41)	617
2031 Notes	645	—	—	645
2032 Notes	819	—	(50)	769
2033 Notes	674	—	(41)	633
2034 Notes	1,239	—	(19)	1,220
2040 Notes	644	—	—	644
2050 Notes	487	—	—	487
2052 Notes	541	—	—	541
2053 Notes	738	—	—	738
2063 Notes	738	—	—	738
2023 Term Loan	339	—	(339)	—
2022 Revolving Credit Facility	(4)	—	1	(3)
Total long-term debt	$9,666	$—	$(585)	$9,081
Total debt obligations	$10,454	$997	$(1,971)	$9,480
Refer to “About this Form 10-K” for further details about the aggregate principal amounts issued, coupon rates and maturities of the senior unsecured notes in the table above. Euro Notes are denominated in Euro. Additionally, the 2025 Notes were reclassified to short-term debt as of December 31, 2024, including the balance as of December 31, 2023, for presentation purposes.
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

Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other outstanding senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of December 31, 2024, the amounts in the table above reflect the aggregate principal amount, which is net of discount and debt issuance costs, which are being accreted and amortized through interest expense over the life of the applicable notes. The accretion of the discount and amortization of the debt issuance costs was $13 million for the year ended December 31, 2024. Our Euro Notes are adjusted for the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes may be redeemed by Nasdaq at any time, subject to a make-whole amount. In the fourth quarter of 2024, we repurchased an aggregate amount of $181 million of outstanding notes, primarily related to the 2025 Notes, 2028 Notes, and 2034 Notes.
Upon a change of control triggering event (as defined in the various supplemental indentures governing the applicable notes), the terms require us to repurchase all or part of each holder’s notes for cash equal to 101% of the aggregate principal amount purchased plus accrued and unpaid interest, if any.
The Euro Notes pay interest annually. All other notes pay interest semi-annually. The U.S. dollar senior unsecured notes coupon rates may vary with Nasdaq’s debt rating, to the extent Nasdaq is downgraded below investment grade, up to an upward rate adjustment not to exceed 2%.
Net Investment Hedge
Our Euro Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Our Euro denominated notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these notes is recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. For the year ended December 31, 2024, the impact of translation decreased the U.S. dollar value of our Euro denominated notes by $175 million.

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
2023 Term Loan
In June 2023, in connection with the financing of the Adenza acquisition, we entered into a term loan credit agreement, or the 2023 Term Loan. The 2023 Term Loan provided us with the ability to borrow up to $600 million to finance a portion of the cash consideration for the Adenza acquisition, for repayment of certain debt of Adenza and its subsidiaries, and to pay fees, costs and expenses related to the transaction. On November 1, 2023, we borrowed $599 million, net of fees, under this term loan towards payment of the cash consideration due in connection with the Adenza acquisition, a portion of which had been repaid in the fourth quarter of 2023. The term loan was fully repaid in 2024.
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
As of December 31, 2024, no amounts were outstanding on the 2022 Revolving Credit Facility. The $(3) million balance represents unamortized debt issuance costs which are being amortized through interest expense over the life of the credit facility.
Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR (or a successor rate to SOFR), the base rate (as defined in the 2022 Revolving Credit Facility agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.100% to 0.250%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the years ended December 31, 2024 and 2023.
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
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line. These credit facilities, in aggregate, totaled $174 million as of December 31, 2024 and $191 million as of December 31, 2023 in available liquidity, none of which was utilized. Generally, these facilities each have a one-year term. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the years ended December 31, 2024 and 2023.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of December 31, 2024, we were in compliance with the covenants of all of our debt obligations.
10. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) plan, which is a voluntary defined contribution savings plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. The following table presents the savings plan expense for the years ended December 31, 2024, 2023 and 2022, which is included in compensation and benefits expense in the Consolidated Statements of Income:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Savings Plan expense	$19	$19	$17
Pension, SERP and Other Post-Retirement Benefit Plans
In June 2023, we terminated our U.S. pension plan and took steps to wind down the plan and transfer the resulting liability to an insurance company. This process was completed in 2024. These steps included settling all future obligations under our U.S. pension plan through a combination of lump sum payments to eligible, electing participants (completed in 2023) and the transfer of any remaining benefits to a third-party insurance company through a group annuity contract. In connection with the plan termination and partial settlement, a pre-tax charge of $9 million was recorded to compensation and benefits expense in 2023. We finalized the transfer of any remaining benefits during the first quarter of 2024 and recorded an additional settlement pre-tax charge of $23 million to compensation and benefits expense in the Consolidated Statements of Income. This was offset by a $19 million adjustment to Other Comprehensive Income and a $4 million cash settlement.
We continue to maintain nonqualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred.
The total expense for these plans is included in compensation and benefits expense in the Consolidated Statements of Income:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Retirement Plans expense	$54	$34	$24
Nonqualified Deferred Compensation Plan
We sponsor a nonqualified deferred compensation plan, the Nasdaq, Inc. Deferred Compensation Plan. This plan provides certain eligible employees with the opportunity to defer a portion of their annual salary and bonus up to certain approval limits. All deferrals and associated earnings are our general unsecured obligations and were immaterial for the years ended December 31, 2024, 2023 and 2022.
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
Summary of Share-Based Compensation Expense
The following table presents the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the years ended December 31, 2024, 2023 and 2022, which is included in compensation and benefits expense in the Consolidated Statements of Income:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Share-based compensation expense before income taxes	$141	$122	$106
Common Shares Available Under Our Equity Plan
As of December 31, 2024, we had approximately 22.9 million shares of common stock authorized for future issuance under our Equity Plan.
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

The following table summarizes our restricted stock activity for the years ended December 31, 2024, 2023 and 2022:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	4,399,020	$35.39
Granted	1,785,138	57.65
Vested	(1,525,442)	31.22
Forfeited	(278,203)	42.07
Unvested at December 31, 2022	4,380,513	45.48
Granted	1,850,790	52.66
Vested	(1,703,252)	38.21
Forfeited	(318,752)	51.15
Unvested at December 31, 2023	4,209,299	51.15
Granted	1,874,976	60.16
Vested	(1,614,071)	47.48
Forfeited	(291,337)	55.57
Unvested at December 31, 2024	4,178,867	$56.30
As of December 31, 2024, $128 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 2.1 years.
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
Grants of PSUs that were issued in 2022 with a three-year performance period exceeded the applicable performance metrics. As a result, an additional 32,802 units above the original aggregate target amount will be granted in the first quarter of 2025 and will be fully vested upon issuance.
The following weighted-average assumptions were used to determine the weighted-average fair values of the outstanding PSU awards granted under the three-year PSU program during the years ended December 31, 2024 and 2023:

	2024 Grants	2023 Grant
Weighted-average risk-free interest rate	4.50%	3.87%
Expected volatility	24.50%	23.94%
Weighted-average grant date share price	$62.38	$54.68
Weighted-average fair value at grant date	$78.67	$55.36

The following table summarizes our PSU activity for the years ended December 31, 2024, 2023 and 2022:

	PSUs
	Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2021	2,292,372	$45.01
Granted	1,495,092	45.66
Vested	(1,735,842)	32.57
Forfeited	(85,080)	52.27
Unvested at December 31, 2022	1,966,542	$56.44
Granted	1,693,065	47.14
Vested	(1,552,311)	37.59
Forfeited	(98,974)	57.51
Unvested at December 31, 2023	2,008,322	$62.86
Granted	1,282,300	73.91
Vested	(961,331)	73.14
Forfeited	(155,140)	62.80
Unvested at December 31, 2024	2,174,151	$64.83
In the table above, in addition to the annual employee grant described above, the granted amount also includes additional awards granted based on overachievement of performance metrics.
As of December 31, 2024, the total unrecognized compensation cost related to the PSU program is $65 million and is expected to be recognized over a weighted-average period of 1.5 years.
Stock Options
There were no stock option awards granted for the years ended December 31, 2024 and 2023. In January 2022, our Chief Executive Officer received an aggregate of 613,872 performance-based non-qualified stock options in connection with a new five-year employment agreement.
There were no stock options exercised for the years ended December 31, 2024, 2023 and 2022.
A summary of our outstanding and exercisable stock options at December 31, 2024, 2023 and 2022 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2021	806,451	$22.23
Granted	613,872	$67.49
Outstanding at December 31, 2022	1,420,323	$41.79
Outstanding at December 31, 2023	1,420,323	$41.79
Outstanding at December 31, 2024	1,420,323	$41.79	4.2	$50
Exercisable at December 31, 2024	806,451	$22.23	2.0	$44
As of December 31, 2024, the aggregate pre-tax intrinsic value of the outstanding and exercisable stock options in the above table was $50 million and represents the difference between our closing stock price on December 31, 2024 of $77.31 and the exercise price, times the number of shares that would have been received by the option holder had the option holder exercised the stock options on that date. This amount can change based on the fair market value of our common stock. As of December 31, 2024 and 2023, 0.8 million outstanding stock options were exercisable and the exercise price was $22.23.
ESPP
We have an ESPP under which approximately 10.7 million shares of our common stock were available for future issuance as of December 31, 2024. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees.

	Year Ended December 31,
	2024	2023	2022
Number of shares purchased by employees	675,064	687,688	591,820
Weighted-average price of shares purchased	$49.16	$42.33	$43.54
Compensation expense (in millions)	$9	$7	$8

12. NASDAQ STOCKHOLDERS’ EQUITY
Common Stock
As of December 31, 2024, 900,000,000 shares of our common stock were authorized, 598,920,378 shares were issued and 575,062,217 shares were outstanding. As of December 31, 2023, 900,000,000 shares of our common stock were authorized, 598,014,520 shares were issued and 575,159,336 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 23,858,161 shares of common stock in treasury as of December 31, 2024 and 22,855,184 shares as of December 31, 2023, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As of December 31, 2024, the remaining aggregate authorized amount under the existing share repurchase program was $1.7 billion.
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
The following is a summary of our share repurchase activity, reported based on settlement date, for the year ended December 31, 2024:

Year Ended December 31, 2024
Number of shares of common stock repurchased	2,344,609
Average price paid per share	$61.94
Total purchase price (in millions)	$145
In the table above, the number of shares of common stock repurchased excludes an aggregate of 1,002,977 shares withheld to satisfy tax obligations of the grantee upon the vesting of restricted stock and PSUs, and these repurchases are excluded from our repurchase program. Shares repurchased pursuant to the stock repurchase agreement with Thoma Bravo executed in July 2024 are included in the table above. See Note 4, “Acquisition,” for further discussion.
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of December 31, 2024 and December 31, 2023, no shares of preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During 2024, our board of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 29, 2024	$0.22	March 14, 2024	$127	March 28, 2024
April 24, 2024	0.24	June 14, 2024	138	June 28, 2024
July 24, 2024	0.24	September 13, 2024	138	September 27, 2024
October 22, 2024	0.24	December 6, 2024	138	December 20, 2024
			$541
The total amount paid of $541 million was recorded in retained earnings in the Consolidated Balance Sheets at December 31, 2024.
In January 2025, the board of directors approved a regular quarterly cash dividend of $0.24 per share on our outstanding common stock. The dividend is payable on March 28, 2025 to shareholders of record at the close of business on March 14, 2025. The estimated aggregate payment of this dividend is $138 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

The board of directors maintains a dividend policy with the intention to provide shareholders with regular and increasing dividends as earnings and cash flows increase.
13. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2024	2023	2022
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$1,117	$1,059	$1,125
Denominator:
Weighted-average common shares outstanding for basic earnings per share	575,428,536	504,909,392	492,420,787
Weighted-average effect of dilutive securities - Employee equity awards	3,760,986	3,483,590	5,436,778
Weighted-average common shares outstanding for diluted earnings per share	579,189,522	508,392,982	497,857,565
Basic and diluted earnings per share:
Basic earnings per share	$1.94	$2.10	$2.28
Diluted earnings per share	$1.93	$2.08	$2.26
In the table above, employee equity awards from our PSU program, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the years ended December 31, 2024, 2023 and 2022.
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of December 31, 2024 and 2023.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$166	$166	$—	$—
Swedish mortgage bonds	13	—	13	—
Time deposits	5	—	5	—
Total assets at fair value	$184	$166	$18	$—

	December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$170	$170	$—	$—
State-owned enterprises and municipal securities	11	—	11	—
Swedish mortgage bonds	7	—	7	—
Total assets at fair value	$188	$170	$18	$—
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

We also consider our debt obligations to be financial instruments. As of December 31, 2024, the majority of our debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2022 Revolving Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. We are also exposed to changes in interest rates on amounts outstanding from the sale of commercial paper under our commercial paper program. The fair value of our remaining debt obligations utilizing discounted cash flow analyses for our floating rate debt, and prevailing market rates for our fixed rate debt was $8.8 billion as of December 31, 2024 and $10.0 billion as of December 31, 2023. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 9, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of December 31, 2024 and December 31, 2023, there were no non-financial assets measured at fair value on a non-recurring basis.
15. CLEARING OPERATIONS
Nasdaq Clearing
Nasdaq Clearing is authorized and supervised under EMIR as a multi-asset clearinghouse by the SFSA. Such authorization is effective for all member states of the European Union and certain other non-member states that are part of the European Economic Area, including Norway. The clearinghouse acts as the CCP for exchange and OTC trades in equity derivatives, fixed income derivatives, resale and repurchase contracts, power derivatives, emission allowance derivatives, and seafood derivatives. In January 2025, we entered into an agreement to transfer existing open positions in our Nordic power derivatives trading and clearing business to a European exchange. The completion of this transaction is subject to customary regulatory approvals. See “Market Services” of Note 1, “Organization and Nature of Operations,” for further discussion. Additionally, beginning in January 2025, Nasdaq is no longer offering seafood derivatives clearing.
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
Default Fund Contributions and Margin Deposits
As of December 31, 2024, clearing member default fund contributions and margin deposits were as follows:

	December 31, 2024
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$968	$139	$1,107
Margin deposits	4,696	5,084	9,780
Total	$5,664	$5,223	$10,887
Of the total default fund contributions of $1,107 million, Nasdaq Clearing can utilize $1,068 million as capital resources in the event of a counterparty default. The remaining balance of $39 million pertains to member posted surplus balances.
Our clearinghouse holds material amounts of clearing member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits.

Clearing member cash contributions are maintained in demand deposits held at central banks and large, highly rated financial institutions or secured through direct investments, primarily central bank certificates and highly rated European government debt securities with original maturities primarily one year or less, reverse repurchase agreements and multilateral development bank debt securities. Investments in reverse repurchase agreements range in maturity from 2 to 14 days and are secured with highly rated government securities and multilateral development banks. The carrying value of these securities approximates their fair value due to the short-term nature of the instruments and reverse repurchase agreements.
Nasdaq Clearing has invested the total cash contributions of $5,664 million as of December 31, 2024 and $7,275 million as of December 31, 2023, in accordance with its investment policy as follows:

	December 31, 2024	December 31, 2023
	(in millions)
Demand deposits	$3,616	$5,344
Central bank certificates	767	1,301
Restricted cash and cash equivalents	$4,383	$6,645
European government debt securities	465	306
Reverse repurchase agreements	610	209
Multilateral development bank debt securities	206	115
Investments	$1,281	$630
Total	$5,664	$7,275
In the table above, the change from December 31, 2023 to December 31, 2024 includes currency translation adjustments of $525 million for restricted cash and cash equivalents and $56 million for investments.
For the years ended December 31, 2024, 2023, and 2022, investments related to default funds and margin deposits, net includes purchases of investment securities of $33,693 million, $53,657 million and $47,525 million, respectively, and proceeds from sales and redemptions of investment securities of $32,986 million, $53,583 million and $47,736 million, respectively.
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

In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of December 31, 2024, Nasdaq Clearing committed capital totaling $129 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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
Similar to default fund contributions, Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing and are recorded in revenues. These cash deposits are recorded in default funds and margin deposits in the Consolidated Balance Sheets as both a current asset and a current liability. Pledged margin collateral is not recorded in the Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis, excluding any liability related to the Nasdaq commodities clearing default (see discussion above), the estimated liability was nominal and no liability was recorded as of December 31, 2024.
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
•junior capital contributed by Nasdaq Clearing, which totaled $40 million as of December 31, 2024;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial, commodities, or seafood market), which includes capital contributions of the clearing members on a pro-rata basis; and
•fully segregated senior capital for each specific market contributed by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $19 million as of December 31, 2024.

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
Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative contracts outstanding prior to netting:

December 31, 2024
(in millions)
Commodity and seafood options, futures and forwards	$21
Fixed-income options and futures	627
Stock options and futures	197
Index options and futures	44
Total	$889
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
Derivative Contracts Cleared
The following table presents the total number of derivative contracts cleared through Nasdaq Clearing for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Commodity and seafood options, futures and forwards	234,622	233,194
Fixed-income options and futures	18,830,460	19,175,402
Stock options and futures	23,530,035	20,728,290
Index options and futures	35,069,931	40,009,367
Total	77,665,048	80,146,253
In the table above, the total volume in cleared power related to commodity contracts was 160 Terawatt hours (TWh) and 422 TWh for the years ended December 31, 2024 and 2023, respectively.
Resale and Repurchase Agreements Contracts Outstanding and Cleared
The outstanding contract value of resale and repurchase agreements was $200 million and $580 million as of December 31, 2024 and 2023, respectively. The total number of resale and repurchase agreements contracts cleared was 4,929,765 and 4,669,740 for the years ended December 31, 2024 and 2023, respectively.
16. LEASES
We have operating leases, which are primarily real estate leases, predominantly for our U.S. and European headquarters, data centers and for general office space. The following table provides supplemental balance sheet information related to Nasdaq’s operating leases:

Leases	Balance Sheet Classification	December 31, 2024	December 31, 2023
Assets:		(in millions)
Operating lease assets	Operating lease assets	$375	$402

Liabilities:
Current lease liabilities	Other current liabilities	$55	$62
Non-current lease liabilities	Operating lease liabilities	388	417
Total lease liabilities		$443	$479
The following table summarizes Nasdaq’s lease cost:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Operating lease cost	$78	$88	$75
Variable lease cost	37	44	32
Sublease income	(3)	(3)	(3)
Total lease cost	$112	$129	$104
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
The following table reconciles the undiscounted cash flows for the following years and total of the remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheets.

December 31, 2024
(in millions)
2025	$72
2026	60
2027	57
2028	55
2029	53
2030+	231
Total lease payments	$528
Less: interest	(85)
Present value of lease liabilities	$443
In the table above, interest is calculated using the interest rate for each lease. Present value of lease liabilities includes the current portion of $55 million.
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
The following table provides information related to Nasdaq’s lease term and discount rate:

December 31, 2024
Weighted-average remaining lease term (in years)	9.1

Weighted-average discount rate	3.9%
The following table provides supplemental cash flow information related to Nasdaq’s operating leases:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$84	$78	$66

Lease assets obtained in exchange for operating lease liabilities	$34	$26	$137
17. INCOME TAXES
Income Before Income Tax Provision
The following table presents the domestic and foreign components of income before income tax provision:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Domestic	$1,091	$1,073	$1,216
Foreign	358	328	259
Income before income tax provision	$1,449	$1,401	$1,475
Income Tax Provision
The income tax provision consists of the following amounts:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Current income taxes provision:
Federal	$166	$145	$170
State	70	52	67
Foreign	165	79	77
Total current income taxes provision	401	276	314
Deferred income taxes provision (benefit):
Federal	(25)	51	36
State	2	8	6
Foreign	(44)	9	(4)
Total deferred income taxes (benefit) provision	(67)	68	38
Total income tax provision	$334	$344	$352
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

A reconciliation of the income tax provision, based on the U.S. federal statutory rate, to our actual income tax provision for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal income tax provision at the statutory rate	21.0%	21.0%	21.0%
State income tax provision, net of federal effect	2.9%	3.2%	3.8%
Excess tax benefits related to employee share-based compensation	(0.3)%	(0.7)%	(0.9)%
Non-U.S. subsidiary earnings	1.6%	2.5%	1.2%
Tax credits and deductions	(1.7)%	(0.2)%	(0.3)%
Change in unrecognized tax benefits	0.4%	1.0%	1.1%
Deduction for foreign derived intangible income	(2.8)%	(1.6)%	(1.0)%
Intra-group transfer of IP	1.7%	—%	—%
Other, net	0.3%	(0.6)%	(1.0)%
Actual income tax provision	23.1%	24.6%	23.9%
The lower effective tax rate for the year ended December 31, 2024 was primarily due to the purchase of energy tax credits made available under the Inflation Reduction Act and a reduction in U.S. taxes on international income related to the changes in our tax profile from recent acquisitions, partially offset by the completion of an intra-group transfer of certain IP assets from a wholly-owned, non-U.S. subsidiary to our U.S. headquarters, in order to better align with current and future business operations, resulted in a one-time net tax expense of $33 million.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These same and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Deferred Income Taxes
The temporary differences, which give rise to our deferred tax assets and (liabilities), consisted of the following:

	December 31,
	2024	2023
	(in millions)
Deferred tax assets:
Deferred revenues	$40	$19
Foreign net operating loss	3	12
Capitalized research and development costs	43	16
State net operating loss	3	3
Compensation and benefits	47	45
Deferred interest expense	63	55
Tax credits	18	26
Federal benefit of uncertain tax positions	16	12
Operating lease liabilities	113	118
Other	41	29
Gross deferred tax assets	387	335
Less: valuation allowance	—	(4)
Total deferred tax assets, net of valuation allowance	$387	$331

Deferred tax liabilities:
Depreciation	$(30)	$(37)
Amortization of acquired intangible assets and goodwill	(1,698)	(1,736)
Investments	(81)	(74)
Unrealized gains	(55)	(11)
Operating lease assets	(95)	(99)
Other	(8)	(9)
Gross deferred tax liabilities	$(1,967)	$(1,966)
Net deferred tax liabilities	$(1,580)	$(1,635)
Reported as:
Non-current deferred tax assets	$14	$7
Deferred tax liabilities, net	(1,594)	(1,642)
Net deferred tax liabilities	$(1,580)	$(1,635)
In the table above, non-current deferred tax assets are included in other non-current assets in the Consolidated Balance Sheets.
We had no valuation allowances as of December 31, 2024 and $4 million as of December 31, 2023 due to recurring operating losses in a foreign jurisdiction. Based on all available positive and negative evidence, we believe the sources of future taxable income are sufficient to realize the remainder of Nasdaq’s deferred tax asset inventory.

Nasdaq has deferred tax assets associated with net operating losses, or NOLs, in U.S. state and local and non-U.S. jurisdictions with the following expiration dates:

Jurisdiction	December 31, 2024	Expiration Date
	(in millions)
Foreign NOL	$3	2039-2044
U.S. state and local NOL	3	2025-2043
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Beginning balance	$80	$70	$57
Additions as a result of tax positions taken in prior periods	3	2	13
Additions as a result of tax positions taken in the current period	15	25	9
Reductions related to settlements with taxing authorities	(6)	(14)	(7)
Reductions as a result of lapses of the applicable statute of limitations	(8)	(3)	(2)
Ending balance	$84	$80	$70
Unrecognized tax benefits in the table above, if recognized in the future, would affect our effective tax rate. Nasdaq does not believe that our unrecognized tax benefits will materially change over the next 12 months.
We recognize interest and/or penalties related to income tax matters in the provision for income taxes in the Consolidated Statements of Income, which was $4 million tax expense for the year ended December 31, 2024, $3 million for the year ended December 31, 2023 and $1 million tax benefit for the year ended for December 31, 2022. Accrued interest and penalties, net of tax effect were $10 million as of December 31, 2024 and $6 million as of December 31, 2023.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return and applicable state and local income tax returns and non-U.S. income tax returns. We are subject to examination by federal, state and local, and foreign tax authorities. Our Federal income tax return is under audit for tax year 2018 and is subject to examination by the Internal Revenue Service for the years 2021 through 2023. Several state tax returns are currently under examination by the respective tax authorities for the years 2014 through 2023. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2019 through 2023. We regularly assess the likelihood of additional assessments by each jurisdiction and have established tax reserves that we believe are adequate in relation to the potential for additional assessments. Examination outcomes and the timing of examination settlements are subject to uncertainty. Although the results of such examinations may have an impact on our unrecognized tax benefits, we do not anticipate that such impact will be material to our consolidated financial position or results of operations. We do not expect to settle any material tax audits in the next twelve months.
18. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 15, “Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $4 million as of December 31, 2024 and December 31, 2023. As discussed in “Other Credit Facilities,” of Note 9, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $174 million as of December 31, 2024 and $191 million as of December 31, 2023 in available liquidity, none of which was utilized.
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
Our management allocates resources, assesses performance and manages these businesses as three separate segments. We evaluate the performance of our segments based on several factors, of which the primary financial measure is operating income. Our CODM, who is our Chair and Chief Executive Officer, does not review total assets or statements of income below operating income by segments as key performance metrics; therefore, such information is not presented below.
For the year ended December 31, 2024, we adopted ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” and applied it retrospectively to include significant segment expenses, as defined within ASU 2023-07, that are regularly provided to our chief operating decision maker, or CODM.
The following table presents certain information regarding our business segments for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Capital Access Platforms
Total revenues	$1,972	$1,770	$1,682
Direct and directly consumed expenses	674	653	630
Other expenses	164	146	138
Operating income	$1,134	$971	$914

Depreciation and amortization	41	39	36
Purchase of property and equipment	52	53	50
Financial Technology
Total revenues	$1,655	$1,099	$864
Direct and directly consumed expenses	794	536	494
Other expenses	91	69	71
Operating income	$770	$494	$299

Depreciation and amortization	43	36	35
Purchase of property and equipment	105	50	49
Market Services
Total revenues	$3,771	$3,156	$3,632
Transaction-based expenses	(2,751)	(2,169)	(2,644)
Revenues less transaction-based expenses	$1,020	$987	$988
Direct and directly consumed expenses	339	330	293
Other expenses	84	75	68
Operating income	$597	$582	$627

Depreciation and amortization	39	34	32
Purchase of property and equipment	50	55	53
Corporate
Total revenues	$2	$39	$48
Other expenses	705	508	324
Operating loss	$(703)	$(469)	$(276)

Depreciation and amortization	490	214	155

Consolidated
Total revenues	$7,400	$6,064	$6,226
Transaction-based expenses	(2,751)	(2,169)	(2,644)
Revenues less transaction-based expenses	$4,649	$3,895	$3,582
Direct and directly consumed expenses	1,807	1,519	1,417
Other expenses	1,044	798	601
Operating income	$1,798	$1,578	$1,564

Depreciation and amortization	613	323	258
Purchase of property and equipment	207	158	152
Direct and directly consumed expenses in the preceding table represent costs for resources directly used by the segment for revenue generating activities. Other expenses include indirect overhead costs allocated to our segments. During the first year of the integration of Adenza and Verafin, the allocation of these indirect overhead costs to the Financial Technology segment were phased in and therefore these allocations may change in the future. Other expenses also includes expenses allocated to our Corporate segment. The following table summarizes revenues and expenses allocated to our Corporate segment:

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Revenues:
Divested businesses	$36	$39	$48
Adenza purchase accounting adjustment	(34)	—	—
Expenses:
Amortization expense of acquired intangible assets	488	206	153
Merger and strategic initiatives expense	35	148	82
Restructuring charges	116	80	15
Lease asset impairments	—	25	—
Legal and regulatory matters	20	12	26
Extinguishment of debt	4	—	16
Pension Settlement	23	9	—
Expenses - divested businesses	16	21	27
Other	3	7	5
Total expenses	$705	$508	$324
Operating loss	$(703)	$(469)	$(276)
For further discussion of our segments’ results, see “Segment Operating Results,” of “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The items in the preceding table are not included in the measurement of segment profitability reviewed by our CODM, as we believe they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance. Management does not consider these items for the purpose of evaluating the performance of our segments or their managers or when making decisions to allocate resources. Therefore, we believe performance measures excluding the below items provide management with a useful representation of our segments’ ongoing activity in each period. These items, which are presented in the tables above, include the following:
•Revenues and expenses - divested businesses: In June 2023, we entered into an agreement to sell our Nordic power trading and clearing business, which was subsequently terminated in June 2024. In January 2025, we entered into a new agreement to transfer existing open positions in our Nordic power derivatives trading and clearing business to a European exchange. The completion of this transaction is subject to customary regulatory approvals. Revenues and expenses related to this business for the years ended December 31, 2024, 2023 and 2022, continue to be included as revenues and expenses - divested businesses. Historically, these amounts were included in our Market Services and Capital Access Platforms segments. For 2022, this also includes the revenues and expenses of our U.S. Fixed Income business, which was previously included in our Market Services and Capital Access Platforms segments.
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. For the years ended December 31, 2024 and 2023, these costs primarily relate to the Adenza acquisition. For the year ended December 31, 2024, these costs were partially offset by receipt of a fee related to the termination of the proposed divestiture of our Nordic power trading and clearing business.
•Restructuring charges: In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional alignment program with a focus on realizing the full potential of this structure. In September 2024, we completed our divisional alignment program. See Note 20, “Restructuring Charges,” for further discussion of these plans.
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
◦Lease asset impairments: For year ended December 31, 2023, this included impairment charges related to our operating lease assets and leasehold improvements associated with vacating certain leased office space, which are recorded in occupancy and depreciation and amortization expense in the Consolidated Statements of Income. See Note 16, “Leases,” for further discussion.
◦Legal and regulatory matters: For the year ended December 31, 2024, this primarily related to the settlement of a previously disclosed SFSA inquiry, and accruals related to certain legal matters. For the years ended December 31, 2023 and 2022, this also included accruals related to certain legal matters. For the year ended December 31, 2023, these charges were partially offset by insurance recoveries related to certain legal matters. The fine is recorded in regulatory expense and the accruals and insurance recoveries are recorded in professional and contract services and general, administrative and other expense in the Consolidated Statements of Income.
◦Extinguishment of debt: For the years ended December 31, 2024 and 2022, this includes a loss on extinguishment of debt, which is recorded under general, administrative and other expense in the Consolidated Statements of Income.

◦Pension settlement charge: For the years ended December 31, 2024 and 2023, we recorded a pre-tax charge as a result of settling our U.S. pension plan. The plan was terminated and partially settled in 2023, with final settlement occurring during the first quarter of 2024. The pre-tax charge is recorded in compensation and benefits in the Consolidated Statements of Income. See Note 10, “Retirement Plans,” for further discussion.
Geographic Data
The following table presents total revenues and property and equipment, net by geographic area for 2024, 2023 and 2022. Revenues are classified based upon the location of the customer. Property and equipment information is based on the physical location of the assets.

	Total Revenues	Property and Equipment, Net
2024:	(in millions)
United States	$5,817	$425
All other countries	1,583	168
Total	$7,400	$593
2023:
United States	$4,870	$367
All other countries	1,194	209
Total	$6,064	$576
2022:
United States	$5,100	$344
All other countries	1,126	188
Total	$6,226	$532
Property and equipment, net for all other countries primarily includes assets held in Sweden. No single customer accounted for 10.0% or more of our revenues in 2024, 2023 and 2022.
20. RESTRUCTURING CHARGES
In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. We further expanded this program in the fourth quarter of 2024 to accelerate our momentum. In connection with this program, we expect to incur approximately $140 million in pre-tax charges. We have incurred costs principally related to employee-related costs, contract terminations, asset impairments and other related costs and expect to incur additional costs in these areas in an effort to accelerate efficiencies through location strategy and enhanced AI capabilities. Actions taken as part of this program are expected to be completed by the end of 2025, while certain costs may be recognized in the first half of 2026. We expect to achieve benefits primarily in the form of expense synergies.
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
Costs related to these programs are recorded as restructuring charges in the Consolidated Statements of Income.
The following table presents a summary of the Adenza restructuring program and our divisional alignment program charges for the years ended December 31, 2024, 2023 and 2022 as well as total program costs incurred since the inception date of each program.

	Year Ended December 31,
	2024	2023	2022
	(in millions)
Asset impairment charges
Adenza restructuring	$28	$—	$—
Divisional realignment	9	12	8
Consulting services
Adenza restructuring	5	3	—
Divisional realignment	27	34	3
Employee-related costs
Adenza restructuring	20	6	—
Divisional realignment	8	13	3
Other
Adenza restructuring	9	1	—
Divisional realignment	10	11	1
Total restructuring charges	$116	$80	$15

Total Program Costs Incurred
Adenza restructuring	$72
Divisional realignment	$139