Form 10-Q
period 2025-03-31
NASDAQ, INC.
filed 2025-04-28
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2025
Common Stock, $0.01 par value per share	574,121,620	shares

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
Nasdaq also provides the following list of abbreviations and acronyms used throughout this Quarterly Report on Form 10-Q as a tool for the reader.
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
ARR: Annualized Recurring Revenue
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
GICS: Global Industry Classification Standard
IPO: Initial Public Offering
Nasdaq eligible IPO win rate: Eligible IPO win rate includes only companies that meet quantitative Nasdaq listing standards.
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

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities (including issuers that switched from other listings venues, closed-end funds and ETPs) is based on data generated internally by us; therefore, the data may not be comparable to other publicly-available IPO data. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges and Nasdaq First North also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in our Form 10-K for the fiscal year ended December 31, 2024 that was filed with the SEC on February 21, 2025.
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
Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the uncertainty and any risk related to forward-looking statements that we make. These risk factors are more fully described in the “Risk Factors” section in our Form 10-K filed with the SEC on February 21, 2025. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form 10-Q, including “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the condensed consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence of unanticipated events. For any forward-looking statements contained in any document, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	March 31, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$690	$592
Restricted cash and cash equivalents	18	31
Default funds and margin deposits (including restricted cash and cash equivalents of $4,023 and $4,383, respectively)	5,686	5,664
Financial investments	201	184
Receivables, net	986	1,022
Other current assets	237	293
Total current assets	7,818	7,786
Property and equipment, net	621	593
Goodwill	14,179	13,957
Intangible assets, net	6,830	6,905
Operating lease assets	381	375
Other non-current assets	818	779
Total assets	$30,647	$30,395

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$255	$269
Section 31 fees payable to SEC	264	319
Accrued personnel costs	198	325
Deferred revenue	981	711
Other current liabilities	187	215
Default funds and margin deposits	5,686	5,664
Short-term debt	400	399
Total current liabilities	7,971	7,902
Long-term debt	8,926	9,081
Deferred tax liabilities, net	1,586	1,594
Operating lease liabilities	393	388
Other non-current liabilities	216	230
Total liabilities	19,092	19,195

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 598,118,694 at March 31, 2025 and 598,920,378 at December 31, 2024; shares outstanding: 573,940,099 at March 31, 2025 and 575,062,217 at December 31, 2024	6	6
Additional paid-in capital	5,450	5,530
Common stock in treasury, at cost: 24,178,595 shares at March 31, 2025 and 23,858,161 shares at December 31, 2024	(672)	(647)
Accumulated other comprehensive loss	(1,896)	(2,099)
Retained earnings	8,658	8,401
Total Nasdaq stockholders’ equity	11,546	11,191
Noncontrolling interests	9	9
Total equity	11,555	11,200
Total liabilities and equity	$30,647	$30,395
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues:
Capital Access Platforms	$515	$479
Financial Technology	432	392
Market Services	1,134	794
Other revenues	9	9
Total revenues	2,090	1,674
Transaction-based expenses:
Transaction rebates	(579)	(481)
Brokerage, clearance and exchange fees	(274)	(76)
Revenues less transaction-based expenses	1,237	1,117
Operating expenses:
Compensation and benefits	329	340
Professional and contract services	36	34
Technology and communication infrastructure	77	67
Occupancy	28	28
General, administrative and other	6	28
Marketing and advertising	14	11
Depreciation and amortization	156	155
Regulatory	15	9
Merger and strategic initiatives	24	9
Restructuring charges	5	26
Total operating expenses	690	707
Operating income	547	410
Interest income	11	6
Interest expense	(96)	(108)
Other income (loss)	(1)	1
Net income from unconsolidated investees	27	3
Income before income taxes	488	312
Income tax provision	93	79
Net income	395	233
Net loss attributable to noncontrolling interests	—	1
Net income attributable to Nasdaq	$395	$234
Per share information:
Basic earnings per share	$0.69	$0.41
Diluted earnings per share	$0.68	$0.40
Cash dividends declared per common share	$0.24	$0.22

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Net income	$395	$233
Other comprehensive income (loss):
Foreign currency translation gains (losses)	175	(117)
Income tax benefit (expense)(1)	30	(15)
Foreign currency translation, net	205	(132)

Employee benefit plan adjustment	—	19
Income tax expense	—	(5)
Employee benefit plan, net	—	14

Unrealized loss on derivatives instruments, net	(2)	(2)

Total other comprehensive income (loss), net of tax	203	(120)
Comprehensive income	598	113
Comprehensive loss attributable to noncontrolling interests	—	1
Comprehensive income attributable to Nasdaq	$598	$114
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on our Euro Notes.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in millions)

	Three Months Ended March 31,
	2025		2024
	Shares	$	Shares	$
Common stock	575	6	575	6

Additional paid-in capital
Beginning balance		5,530		5,496
Share repurchase program	(2)	(115)	—	—
Share-based compensation	2	35	1	30
Ending balance		5,450		5,526

Common stock in treasury, at cost
Beginning balance		(647)		(587)
Other employee stock activity	(1)	(25)	—	(24)
Ending balance		(672)		(611)

Accumulated other comprehensive loss
Beginning balance		(2,099)		(1,924)
Other comprehensive income (loss)		203		(120)
Ending balance		(1,896)		(2,044)

Retained earnings
Beginning balance		8,401		7,825
Net income attributable to Nasdaq		395		234
Cash dividends declared and paid		(138)		(127)
Ending balance		8,658		7,932

Total Nasdaq stockholders’ equity		11,546		10,809

Noncontrolling interests
Beginning balance		9		11
Net activity related to noncontrolling interests		—		(1)
Ending balance		9		10

Total Equity	574	$11,555	576	$10,819

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$395	$233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	156	155
Share-based compensation	35	30
Deferred income taxes	6	(2)
Net income from unconsolidated investees	(27)	(3)
Other reconciling items included in net income	(11)	27
Net change in operating assets and liabilities:
Receivables, net	48	(17)
Other assets	66	(5)
Accounts payable and accrued expenses	(17)	(73)
Section 31 fees payable to SEC	(55)	(14)
Accrued personnel costs	(134)	(110)
Deferred revenue	257	274
Other liabilities	(56)	35
Net cash provided by operating activities	663	530
Cash flows from investing activities:
Purchases of securities	(105)	(40)
Proceeds from sales and redemptions of securities	105	44
Purchases of property and equipment	(49)	(39)
Investments related to default funds and margin deposits, net(1)	(204)	(184)
Other investing activities	(5)	(13)
Net cash used in investing activities	(258)	(232)
Cash flows from financing activities:
Repayments of commercial paper, net	—	(67)
Repayments of debt and credit commitment	(257)	(340)
Repurchases of common stock	(115)	—
Dividends paid	(138)	(127)
Payments related to employee shares withheld for taxes	(25)	(24)
Default funds and margin deposits	(549)	(1,317)
Other financing activities	1	—
Net cash used in financing activities	(1,083)	(1,875)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	403	(311)
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(275)	(1,888)
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	5,006	7,118
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$4,731	$5,230
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$690	$388
Restricted cash and cash equivalents	18	21
Restricted cash and cash equivalents (default funds and margin deposits)	4,023	4,821
Total	$4,731	$5,230
Supplemental Disclosure Cash Flow Information
Interest paid	$125	$145
Income taxes paid, net of refund	$45	$23
__________________________
(1)    Includes purchases and proceeds from sales and redemptions related to the default funds and margin deposits of our clearing operations. For further information, see "Default Fund Contributions and Margin Deposits," within Note 13, "Clearing Operations."
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
Capital Access Platforms
Our Capital Access Platforms segment comprises Data & Listing Services, Index and Workflow & Insights.
Our Data business distributes historical and real-time market data to sell-side customers, the institutional investing community, retail online brokers, proprietary trading firms and other venues, as well as various client portals and data distributors. Our data products can enhance the transparency of market activity within our exchanges and provide critical information to professional and non-professional investors globally.
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
As of March 31, 2025, a total of 5,299 companies listed securities on our U.S., Nasdaq Nordic, Nasdaq Baltic and Nasdaq First North exchanges. As of March 31, 2025, there were 4,139 total listings on The Nasdaq Stock Market, including 833 ETPs. The combined market capitalization in the U.S. was approximately $31.5 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,160 listed companies with a combined market capitalization of approximately $2.0 trillion.
Our Index business develops and licenses Nasdaq-branded indices and financial products. We also license cash-settled futures, options and options on futures on our indices. As of March 31, 2025, 418 ETPs listed on 27 exchanges in over 20 countries tracked a Nasdaq index and accounted for $622 billion in AUM.
Workflow & Insights includes our analytics and corporate solutions businesses. Our analytics business provides hedge funds, asset managers, investment consultants and institutional asset owners with information and analytics to make data-driven investment decisions, deploy their resources more productively, and provide liquidity solutions for private funds. Through our eVestment and Solovis solutions, we provide a suite of cloud-based solutions that help institutional investors and consultants conduct pre-investment due diligence, and monitor their portfolios post-investment. The eVestment platform also enables asset managers to efficiently distribute information about their firms and funds to asset owners and consultants worldwide.
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
Financial Technology
Our Financial Technology segment comprises Financial Crime Management Technology, Regulatory Technology and Capital Markets Technology businesses.
Financial Crime Management Technology includes our Nasdaq Verafin solution, a cloud-based platform, leveraging consortium data and AI, to help over 2,600 financial institutions detect, investigate, and report money laundering and financial fraud.

Regulatory Technology comprises our AxiomSL and surveillance solutions. AxiomSL is a global leader in risk data management and regulatory reporting solutions for the financial industry, including banks, broker dealers and asset managers. Its unique enterprise data management platform delivers data lineage, risk aggregation, analytics, workflow automation, reconciliation, validation and audit functionality, as well as disclosures. AxiomSL’s platform supports compliance across a wide range of global and local regulations. Our surveillance solutions are designed for banks, brokers and other market participants to assist them in complying with market abuse and integrity rules and regulations. In addition, we provide regulators and exchanges with a platform for surveillance.
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
2. BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The condensed consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of Nasdaq, its wholly-owned subsidiaries and other entities in which Nasdaq has a controlling financial interest. When we do not have a controlling interest in an entity, but exercise significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity method of accounting. We recognize our share of earnings or losses of an equity method investee based on our ownership percentage. See “Equity Method Investments,” of Note 5, “Investments,” for further discussion of our equity method investments.
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
Certain percentages and per share amounts herein may not sum or recalculate due to rounding.
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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following table summarizes the disaggregation of revenue by major product and service and by segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Capital Access Platforms:
Data & Listing Services	$192	$186
Index	193	168
Workflow & Insights	130	125
Financial Technology:
Financial Crime Management Technology	77	64
Regulatory Technology	101	90
Capital Markets Technology	254	238
Market Services, net	281	237
Other revenues	9	9
Revenues less transaction-based expenses	$1,237	$1,117
Substantially all revenues from the Capital Access Platforms and Financial Technology segments were recognized over time for the three months ended March 31, 2025 and 2024. For the three months ended March 31, 2025 and 2024, approximately 95.0% and 97.3%, respectively, of Market Services revenues were recognized at a point in time and 5.0% and 2.7%, respectively, were recognized over time.
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in the Condensed Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $13 million as of March 31, 2025 and $10 million as of December 31, 2024. Changes to the allowance for doubtful accounts during the three months ended March 31, 2025 were not material to our condensed consolidated financial statements. We do not have obligations for warranties, returns or refunds to customers.
Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations and is the only significant contract asset or liability as of March 31, 2025. See Note 6, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.
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
The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of March 31, 2025:

	Financial Crime Management Technology	Regulatory Technology	Capital Markets Technology	Workflow & Insights	Total
	(in millions)
Remainder of 2025	$228	$261	$278	$139	$906
2026	262	269	289	124	944
2027	174	123	220	59	576
2028	74	81	153	19	327
2029	19	30	85	7	141
2030+	5	41	172	7	225
Total	$762	$805	$1,197	$355	$3,119

4. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The following table presents the changes in goodwill by business segment during the three months ended March 31, 2025:

(in millions)
Capital Access Platforms
Balance at December 31, 2024	$4,127
Foreign currency translation adjustments	89
Balance at March 31, 2025	$4,216
Financial Technology
Balance at December 31, 2024	$7,925
Foreign currency translation adjustments	16
Balance at March 31, 2025	$7,941
Market Services
Balance at December 31, 2024	$1,905
Foreign currency translation adjustments	117
Balance at March 31, 2025	$2,022

Total
Balance at December 31, 2024	$13,957
Foreign currency translation adjustments	222
Balance at March 31, 2025	$14,179
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three months ended March 31, 2025 and 2024; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses may result in goodwill impairment charges in the future.
Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	March 31, 2025	December 31, 2024
Finite-Lived Intangible Assets	(in millions)
Gross Amount:
Technology	$1,234	$1,234
Customer relationships	5,720	5,720
Trade names and other	417	417
Foreign currency translation adjustment	(202)	(237)
Total gross amount	$7,169	$7,134
Accumulated Amortization:
Technology	$(397)	$(348)
Customer relationships	(1,232)	(1,164)
Trade names and other	(49)	(43)
Foreign currency translation adjustment	133	153
Total accumulated amortization	$(1,545)	$(1,402)
Net Amount:
Technology	$837	$886
Customer relationships	4,488	4,556
Trade names and other	368	374
Foreign currency translation adjustment	(69)	(84)
Total finite-lived intangible assets	$5,624	$5,732

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(224)	(257)
Total indefinite-lived intangible assets	$1,206	$1,173
Total intangible assets, net	$6,830	$6,905
There was no impairment of intangible assets for the three months ended March 31, 2025 and 2024.
The following table presents our amortization expense for acquired finite-lived intangible assets:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Amortization expense	$122	$123

The table below presents the estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $69 million as of March 31, 2025) of acquired finite-lived intangible assets as of March 31, 2025:

(in millions)
Remainder of 2025	$370
2026	497
2027	494
2028	460
2029	433
2030+	3,439
Total	$5,693
5. INVESTMENTS
The following table presents the details of our investments:

	March 31, 2025	December 31, 2024
	(in millions)
Financial investments	$201	$184
Equity method investments	444	417
Equity securities	123	121
Financial Investments
Financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $186 million as of March 31, 2025 and $171 million as of December 31, 2024 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of March 31, 2025 and 2024, our equity method investments primarily included our 40.0% equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. No material impairments were recorded for the three months ended March 31, 2025 and 2024.
Net income recognized from our equity interest in the earning of these equity method investments was $27 million and $3 million for the three months ended March 31, 2025 and 2024, respectively.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for substantially all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, our equity securities primarily represent various strategic minority investments made through our corporate venture program.
6. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the three months ended March 31, 2025 are reflected in the following table:

	Balance at December 31, 2024	Additions	Revenue Recognized	Foreign Currency Translation	Balance at March 31, 2025
	(in millions)
Capital Access Platforms:
Initial Listings	$89	$11	$(11)	$2	$91
Annual Listings	2	270	(1)	1	272
Workflow & Insights	194	99	(80)	—	213
Financial Technology:
Financial Crime Management Technology	148	74	(57)	—	165
Regulatory Technology	147	28	(53)	1	123
Capital Markets Technology	185	42	(68)	3	162
Other	23	13	(6)	2	32
Total	$788	$537	$(276)	$9	$1,058
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

As of March 31, 2025, we estimate that our deferred revenue will be recognized in the following years:

Fiscal year ended:	2025	2026	2027	2028	2029	2030+	Total
	(in millions)
Capital Access Platforms:
Initial Listings	$27	$30	$18	$8	$5	$3	$91
Annual Listings	272	—	—	—	—	—	272
Workflow & Insights	197	16	—	—	—	—	213
Financial Technology:
Financial Crime Management Technology	151	12	1	1	—	—	165
Regulatory Technology	117	6	—	—	—	—	123
Capital Markets Technology	150	9	2	1	—	—	162
Other	20	7	4	1	—	—	32
Total	$934	$80	$25	$11	$5	$3	$1,058
In the above table, 2025 represents the remaining nine months of 2025.
Deferred revenue that will be recognized beyond March 31, 2026 is included in other non-current liabilities in the Condensed Consolidated Balance Sheets. The timing of recognition of deferred revenue related to certain contracts represents our best estimates as the recognition is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing contracts.
7. DEBT OBLIGATIONS
The following table presents the changes in the carrying amounts of our debt obligations during the three months ended March 31, 2025:

	December 31, 2024	Payments, Foreign Currency Translation and Accretion	March 31, 2025
Short-term debt:	(in millions)
2025 Notes	$399	$1	$400
Total short-term debt	$399	$1	$400
Long-term debt - senior unsecured notes:
2026 Notes	499	—	499
2028 Notes	935	(60)	875
2029 Notes	618	28	646
2030 Notes	617	28	645
2031 Notes	645	1	646
2032 Notes	769	35	804
2033 Notes	633	28	661
2034 Notes	1,220	(98)	1,122
2040 Notes	644	1	645
2050 Notes	487	—	487
2052 Notes	541	(118)	423
2053 Notes	738	—	738
2063 Notes	738	—	738
2022 Revolving Credit Facility	(3)	—	(3)
Total long-term debt	$9,081	$(155)	$8,926
Total debt obligations	$9,480	$(154)	$9,326
Refer to “About this Form 10-Q” for further details about the aggregate principal amounts issued, coupon rates and maturities of the senior unsecured notes in the table above.
Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other outstanding senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of March 31, 2025, the amounts in the table above reflect the aggregate principal amount, which is net of discount and debt issuance costs, which are being accreted and amortized through interest expense over the life of the applicable notes. The accretion of the discount and amortization of the debt issuance costs was $3 million for the three months ended March 31, 2025. Our Euro Notes are adjusted for the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes may be redeemed by Nasdaq at any time, subject to a make-whole amount.

In the first quarter of 2025, we repurchased an aggregate principal amount of $279 million of our 2028, 2034 and 2052 Notes, for a net purchase price of $257 million, excluding accrued interest. In the table above, the $279 million of repurchased debt is partially offset by $3 million of accelerated accretion of discount and debt issuance costs on the notes. As a result of the early extinguishment of these notes, we recorded a pre-tax gain of $19 million in general, administrative and other expense in the Condensed Consolidated Statements of Income.
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
Net Investment Hedge
Our Euro Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these notes is recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. For the three months ended March 31, 2025, the impact of translation increased the U.S. dollar value of our Euro Notes by $119 million.
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
As of March 31, 2025, no amounts were outstanding on the 2022 Revolving Credit Facility. The $(3) million balance represents unamortized debt issuance costs which are being amortized through interest expense over the life of the credit facility.
Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR (or a successor rate to SOFR), the base rate (as defined in the 2022 Revolving Credit Facility agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.100% to 0.250%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three months ended March 31, 2025 and 2024.
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
We maintain a U.S. dollar commercial paper program, which we may utilize at various times to support liquidity needs. This program is supported by our 2022 Revolving Credit Facility.
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line. These credit facilities, in aggregate, totaled $191 million as of March 31, 2025 and $174 million as of December 31, 2024 in available liquidity, none of which was utilized. Generally, these facilities each have a one-year term. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three months ended March 31, 2025 and 2024.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of March 31, 2025, we were in compliance with the covenants of all of our debt obligations.

8. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) plan, which is a voluntary defined contribution savings plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. The following table presents the savings plan expense for the three months ended March 31, 2025 and 2024, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Savings Plan expense	$5	$5
Pension, SERP and Other Post-Retirement Benefit Plans
In June 2023, we terminated our U.S. pension plan and took steps to wind down the plan and transfer the resulting liability to an insurance company. In connection with the plan termination and partial settlement, a pre-tax charge of $9 million was recorded to compensation and benefits expense in 2023. This process was completed in 2024 and, as a result, we recorded a settlement pre-tax loss of $23 million to compensation and benefits expense in the Condensed Consolidated Statements of Income for the three months ended March 31, 2024. We continue to maintain nonqualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred.
The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Retirement Plans expense	$7	$31
Nonqualified Deferred Compensation Plan
We sponsor a nonqualified deferred compensation plan, the Nasdaq, Inc. Deferred Compensation Plan. This plan provides certain eligible employees with the opportunity to defer a portion of their annual salary and bonus up to certain approval limits. All deferrals and associated earnings are our general unsecured obligations and were immaterial for the three months ended March 31, 2025 and 2024.
9. SHARE-BASED COMPENSATION
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
Summary of Share-Based Compensation Expense
The following table presents the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three months ended March 31, 2025 and 2024, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Share-based compensation expense before income taxes	$35	$30
Common Shares Available Under Our Equity Plan
As of March 31, 2025, we had approximately 23.2 million shares of common stock authorized for future issuance under our Equity Plan.
Restricted Stock
We grant restricted stock to most employees. The grant date fair value of restricted stock units awarded are based on the closing stock price at the date of grant less the present value of future cash dividends. Restricted stock unit awards granted to employees below the manager level generally vest 33% on the first anniversary of the grant date, 33% on the second anniversary of the grant date, and the remainder on the third anniversary of the grant date. Restricted stock unit awards granted to employees at or above the manager level generally vest 33% on the second anniversary of the grant date, 33% on the third anniversary of the grant date, and the remainder on the fourth anniversary of the grant date.
The following table summarizes our restricted stock activity for the three months ended March 31, 2025:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	4,178,867	56.30
Granted	16,911	76.03
Vested	(135,330)	54.10
Forfeited	(38,218)	56.49
Unvested at March 31, 2025	4,022,230	$56.46
As of March 31, 2025, $110 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 2.0 years.

PSUs
We grant three-year PSUs to certain eligible employees. PSUs are based on performance measures that impact the amount of shares that each PSU eligible individual receives, subject to the satisfaction of applicable market performance conditions, with a three-year cumulative performance period that vest at the end of the performance period and which settle in shares of our common stock. Compensation cost is recognized over the three-year performance period, taking into account an estimated forfeiture rate, regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50.0%. The first peer group consists of exchange companies, and the second peer group consists of all companies in the S&P 500. Beginning in 2024, we replaced the exchange company peer group with the S&P 500 GICS 4020 Index, which is a blend of exchanges, as well as data, financial technology and banking companies to align more closely with Nasdaq’s business and competitors. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The award issuance under this program will be between 0.0% and 200.0% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the award issuance will not exceed 100.0% of the number of PSUs granted. We estimate the fair value of PSUs granted under the three-year PSU program using the Monte Carlo simulation model, as these awards contain a market condition.
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
Grants of PSUs that were issued in 2022 with a three-year performance period exceeded the applicable performance metrics. As a result, an additional 32,802 units above the original aggregate target amount were granted in the first quarter of 2025 and were fully vested upon issuance.
The following table summarizes our PSU activity for the three months ended March 31, 2025:

	PSUs
	Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	2,174,151	$64.83
Granted	48,670	61.18
Vested	(620,515)	62.89
Forfeited	(772)	65.14
Unvested at March 31, 2025	1,601,534	$65.48
In the table above, the granted amount primarily includes additional awards granted based on overachievement of performance metrics.
As of March 31, 2025, the total unrecognized compensation cost related to the PSU program is $55 million and is expected to be recognized over a weighted-average period of 1.3 years.
Stock Options
There were no stock option awards granted and no stock options exercised for the three months ended March 31, 2025 and 2024.
A summary of our outstanding and exercisable stock options at March 31, 2025 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at March 31, 2025	1,420,323	$41.79	3.9	$48
Exercisable at March 31, 2025	806,451	$22.23	1.8	$43
As of March 31, 2025, the aggregate pre-tax intrinsic value of the outstanding and exercisable stock options in the above table was $48 million and represents the difference between our closing stock price on March 31, 2025 of $75.86 and the exercise price, times the number of shares that would have been received by the option holder had the option holder exercised the stock options on that date. This amount can change based on the fair market value of our common stock. As of March 31, 2025 and 2024, 0.8 million outstanding stock options were exercisable and the exercise price was $22.23.
ESPP
We have an ESPP under which approximately 10.7 million shares of our common stock were available for future issuance as of March 31, 2025. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees.

10. NASDAQ STOCKHOLDERS’ EQUITY
Common Stock
As of March 31, 2025, 900,000,000 shares of our common stock were authorized, 598,118,694 shares were issued and 573,940,099 shares were outstanding. As of December 31, 2024, 900,000,000 shares of our common stock were authorized, 598,920,378 shares were issued and 575,062,217 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 24,178,595 shares of common stock in treasury as of March 31, 2025 and 23,858,161 shares as of December 31, 2024, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As of March 31, 2025, the remaining aggregate authorized amount under the existing share repurchase program was $1.6 billion.
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
The following is a summary of our share repurchase activity, reported based on settlement date, for the three months ended March 31, 2025:

Three Months Ended March 31, 2025
Number of shares of common stock repurchased	1,557,529
Average price paid per share	$73.57
Total purchase price (in millions)	$115
In the table above, the number of shares of common stock repurchased excludes an aggregate of 320,434 shares withheld to satisfy tax obligations of the grantee upon the vesting of restricted stock and PSUs, and these repurchases are excluded from our repurchase program.
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of March 31, 2025 and December 31, 2024, no shares of preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During the first quarter of 2025, our board of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 28, 2025	$0.24	March 14, 2025	$138	March 28, 2025
			$138
The total amount paid of $138 million was recorded in retained earnings in the Condensed Consolidated Balance Sheets at March 31, 2025.
In April 2025, the board of directors approved a regular quarterly cash dividend of $0.27 per share on our outstanding common stock, which reflects an increase of 13% from our most recent quarterly cash dividend of $0.24 per share. The dividend is payable on June 27, 2025 to shareholders of record at the close of business on June 13, 2025. The estimated aggregate payment of this dividend is $155 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the intention to provide shareholders with regular and increasing dividends as earnings and cash flows increase.

11. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$395	$234
Denominator:
Weighted-average common shares outstanding for basic earnings per share	575,045,177	575,451,665
Weighted-average effect of dilutive securities:
Weighted-average effect of dilutive securities - Employee equity awards	4,937,681	3,479,425
Weighted-average common shares outstanding for diluted earnings per share	579,982,858	578,931,090
Basic and diluted earnings per share:
Basic earnings per share	$0.69	$0.41
Diluted earnings per share	$0.68	$0.40
In the table above, employee equity awards from our PSU program, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three months ended March 31, 2025 and 2024.
12. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$195	$195	$—	$—
Time deposits	6	—	6	—
Total assets at fair value	$201	$195	$6	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$166	$166	$—	$—
Swedish mortgage bonds	13	—	13	—
Time deposits	5	—	5	—
Total assets at fair value	$184	$166	$18	$—
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
We have certain investments, primarily our investment in OCC, which are accounted for under the equity method of accounting. We have elected the measurement alternative for the majority of our equity securities, which primarily represent various strategic investments made through our corporate venture program. See “Equity Method Investments,” and “Equity Securities,” of Note 5, “Investments,” for further discussion.
We also consider our debt obligations to be financial instruments. As of March 31, 2025, the majority of our debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2022 Revolving Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. We are also exposed to changes in interest rates on amounts outstanding from the sale of commercial paper under our commercial paper program. The fair value of our remaining debt obligations utilizing discounted cash flow analyses for our floating rate debt, and prevailing market rates for our fixed rate debt was $8.7 billion as of March 31, 2025 and $8.8 billion as of December 31, 2024. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 7, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of March 31, 2025 and December 31, 2024, there were no non-financial assets measured at fair value on a non-recurring basis.
13. CLEARING OPERATIONS
Nasdaq Clearing
Nasdaq Clearing is authorized and supervised under EMIR as a multi-asset clearinghouse by the SFSA. Such authorization is effective for all member states of the European Union and certain other non-member states that are part of the European Economic Area, including Norway. The clearinghouse acts as the CCP for exchange and OTC trades in equity derivatives, fixed income derivatives, resale and repurchase contracts, power derivatives, emission allowance derivatives, and seafood derivatives. In January 2025, we entered into an agreement to transfer existing open positions in our Nordic power derivatives trading and clearing business to a European exchange. The completion of this transaction is subject to customary regulatory approvals. See “Market Services” of Note 1, “Organization and Nature of Operations,” for further discussion. Additionally, beginning in January 2025, Nasdaq no longer offered seafood derivatives clearing and has settled all open positions as of March 31, 2025.
Through our clearing operations in the financial markets, which include the resale and repurchase market and the commodities markets, Nasdaq Clearing is the legal counterparty for, and guarantees the fulfillment of, each contract cleared. These contracts are not used by Nasdaq Clearing for the purpose of trading on its own behalf. As the legal counterparty of each transaction, Nasdaq Clearing bears the counterparty risk between the purchaser and seller in the contract. In its guarantor role, Nasdaq Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each contract, standing as the CCP on every contract cleared. In accordance with the rules and regulations of Nasdaq Clearing, default fund and margin collateral requirements are calculated for each clearing member’s positions in accounts with the CCP. See “Default Fund Contributions and Margin Deposits” below for further discussion of Nasdaq Clearing’s default fund and margin requirements.
Nasdaq Clearing maintains two member sponsored default funds: one related to financial markets and one related to commodities markets. Under this structure, Nasdaq Clearing and its clearing members must contribute to the total regulatory capital related to the clearing operations of Nasdaq Clearing. This structure applies an initial separation of default fund contributions for the financial and commodities markets in order to create a buffer for each market’s counterparty risks. See “Default Fund Contributions” below for further discussion of Nasdaq Clearing’s default fund. A power of assessment and a liability waterfall have also been implemented to further align risk between Nasdaq Clearing and its clearing members. See “Power of Assessment” and “Liability Waterfall” below for further discussion.
Default Fund Contributions and Margin Deposits
As of March 31, 2025, clearing member default fund contributions and margin deposits were as follows:

	March 31, 2025
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$1,142	$148	$1,290
Margin deposits	4,544	5,912	10,456
Total	$5,686	$6,060	$11,746
Of the total default fund contributions of $1,290 million, Nasdaq Clearing can utilize $1,266 million as capital resources in the event of a counterparty default. The remaining balance of $24 million pertains to member posted surplus balances.
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
Nasdaq Clearing has invested the total cash contributions of $5,686 million as of March 31, 2025 and $5,664 million as of December 31, 2024, in accordance with its investment policy as follows:

	March 31, 2025	December 31, 2024
	(in millions)
Demand deposits	$2,489	$3,616
Central bank certificates	1,534	767
Restricted cash and cash equivalents	$4,023	$4,383
European government debt securities	245	465
Reverse repurchase agreements	1,085	610
Multilateral development bank debt securities	333	206
Investments	$1,663	$1,281
Total	$5,686	$5,664
In the table above, the change from December 31, 2024 to March 31, 2025 includes currency translation adjustments of $393 million for restricted cash and cash equivalents and $178 million for investments.
For the three months ended March 31, 2025 and 2024, investments related to default funds and margin deposits, net includes purchases of investment securities of $24,021 million and $16,745 million, respectively, and proceeds from sales and redemptions of investment securities of $23,817 million and $16,561 million, respectively.
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
In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of March 31, 2025, Nasdaq Clearing committed capital totaling $140 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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

Similar to default fund contributions, Nasdaq Clearing maintains and manages all cash deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq Clearing and are recorded in revenues. These cash deposits are recorded in default funds and margin deposits in the Condensed Consolidated Balance Sheets as both a current asset and a current liability. Pledged margin collateral is not recorded in the Condensed Consolidated Balance Sheets as all risks and rewards of collateral ownership, including interest, belong to the counterparty.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis the estimated liability was nominal and no liability was recorded as of March 31, 2025.
Power of Assessment
To further strengthen the contingent financial resources of the clearinghouse, Nasdaq Clearing has power of assessment that provides the ability to collect additional funds from its clearing members to cover a defaulting member’s remaining obligations up to the limits established under the terms of the clearinghouse rules. The power of assessment corresponds to 230% of the clearing member’s aggregate contribution to the financial and commodities markets’ default funds.
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
•junior capital contributed by Nasdaq Clearing, which totaled $42 million as of March 31, 2025;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial or commodities market), which includes capital contributions of the clearing members on a pro-rata basis; and
•fully segregated senior capital for each specific market contributed by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $20 million as of March 31, 2025.
If additional funds are needed after utilization of the liability waterfall, or if part of the waterfall has been utilized and needs to be replenished, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.
In addition to the capital held to withstand counterparty defaults described above, Nasdaq Clearing also has committed capital of $78 million to ensure that it can handle an orderly wind-down of its operation, and that it is adequately protected against investment, operational, legal, and business risks.

Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative contracts outstanding prior to netting:

March 31, 2025
(in millions)
Commodity options, futures and forwards	$31
Fixed-income options and futures	653
Stock options and futures	359
Index options and futures	71
Total	$1,114
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
Derivative Contracts Cleared
The following table presents the total number of derivative contracts cleared through Nasdaq Clearing for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Commodity and seafood options, futures and forwards	71,140	56,497
Fixed-income options and futures	4,373,731	4,914,000
Stock options and futures	6,765,209	5,909,474
Index options and futures	9,107,386	9,311,902
Total	20,317,466	20,191,873
In the table above, the total volume in cleared power related to commodity contracts was 138 Terawatt hours (TWh) and 135 TWh for the three months ended March 31, 2025 and 2024, respectively. As noted above, beginning in January 2025, Nasdaq no longer offered seafood derivatives clearing.
Resale and Repurchase Agreements Contracts Outstanding and Cleared
The outstanding contract value of resale and repurchase agreements was $0.9 billion and $5.0 billion as of March 31, 2025 and 2024, respectively. The total number of resale and repurchase agreements contracts cleared was 860,271 and 1,264,000 for the three months ended March 31, 2025 and 2024, respectively.
14. LEASES
We have operating leases, which are primarily real estate leases, predominantly for our U.S. and European headquarters, data centers and for general office space. The following table provides supplemental balance sheet information related to Nasdaq’s operating leases:

	Balance Sheet Classification	March 31, 2025	December 31, 2024
Assets:		(in millions)
Operating lease assets	Operating lease assets	$381	$375

Liabilities:
Current lease liabilities	Other current liabilities	$55	$55
Non-current lease liabilities	Operating lease liabilities	393	388
Total lease liabilities		$448	$443
The following table summarizes Nasdaq’s lease cost:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Operating lease cost	$19	$21
Variable lease cost	10	8
Sublease income	(1)	(1)
Total lease cost	$28	$28
In the table above, operating lease costs include short-term lease costs, which were immaterial.
The following table reconciles the undiscounted cash flows for the following years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheets.

March 31, 2025
(in millions)
Remainder of 2025	$57
2026	66
2027	61
2028	58
2029	56
2030+	237
Total lease payments	$535
Less: interest	(87)
Present value of lease liabilities	$448
In the table above, interest is calculated using the interest rate for each lease. Present value of lease liabilities includes the current portion of $55 million.

Total lease payments in the table above excludes $65 million of legally binding minimum lease payments for leases signed but not yet commenced. This primarily relates to a new lease signed in the first quarter of 2024 for our European headquarters. This lease commenced in April 2025 with a lease term of 10 years. These payments also include a data center lease for which we have not yet obtained full control of the leased premises.
The following table provides information related to Nasdaq’s lease term and discount rate:

March 31, 2025
Weighted-average remaining lease term (in years)	8.8

Weighted-average discount rate	4.0%
The following table provides supplemental cash flow information related to Nasdaq’s operating leases:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$20	$21

Lease assets obtained in exchange for operating lease liabilities	$20	$12
15. INCOME TAXES
Income Tax Provision
The following table presents our income tax provision and effective tax rate:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Income tax provision	$93	$79
Effective tax rate	19.1%	25.3%
The lower effective tax rate for the three months ended March 31, 2025 was primarily due to a tax benefit related to a favorable audit settlement.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S. federal income tax return, applicable state and local income tax returns and non-U.S. income tax returns. We are subject to examination by federal, state and local, and foreign tax authorities. Our federal income tax return is subject to examination by the Internal Revenue Service for the years 2021 through 2023. Several state tax returns are currently under examination by the respective tax authorities for the years 2014 through 2023. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years 2019 through 2024.
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
16. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 13, “Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $4 million as of March 31, 2025 and December 31, 2024. As discussed in “Other Credit Facilities,” of Note 7, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $191 million as of March 31, 2025 and $174 million as of December 31, 2024 in available liquidity, none of which was utilized.
Other Guarantees
Through our clearing operations in the financial markets, Nasdaq Clearing is the legal counterparty for, and guarantees the performance of, its clearing members. See Note 13, “Clearing Operations,” for further discussion of Nasdaq Clearing performance guarantees.
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
In the normal course of business, Nasdaq discusses matters with its regulators raised during regulatory examinations or otherwise subject to their inquiries. Management believes that censures, fines, penalties or other sanctions that could result from any ongoing examinations or inquiries will not have a material impact on our consolidated financial position or results of operations. However, we are unable to predict the outcome or the timing of the ultimate resolution of these matters, or the potential fines, penalties or injunctive or other equitable relief, if any, that may result from these matters.
Tax Audits
We are engaged in ongoing discussions and audits with taxing authorities on various tax matters, the resolutions of which are uncertain. Currently, there are matters that may lead to assessments, some of which may not be resolved for several years. Based on currently available information, we believe we have adequately provided for any assessments that could result from those proceedings where it is more likely than not that we will be assessed. We review our positions on these matters as they progress. See “Tax Audits,” of Note 15, “Income Taxes,” for further discussion.
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

The following table presents certain information regarding our business segments for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Capital Access Platforms:
Total revenues	$515	$479
Direct and directly consumed expenses	168	157
Other expenses	41	43
Operating income	306	279
Depreciation and amortization	11	10
Purchase of property and equipment	13	8
Financial Technology:
Total revenues	432	392
Direct and directly consumed expenses	205	193
Other expenses	29	23
Operating income	198	176
Depreciation and amortization	12	12
Purchase of property and equipment	22	21
Market Services:
Total revenues	1,134	794
Transaction-based expenses	(853)	(557)
Revenues less transaction-based expenses	281	237
Direct and directly consumed expenses	88	82
Other expenses	20	22
Operating income	173	133
Depreciation and amortization	11	10
Purchase of property and equipment	14	10
Corporate Items:
Total revenues	9	9
Other expenses	139	187
Operating loss	(130)	(178)
Depreciation and amortization	122	123
Consolidated:
Total revenues	$2,090	$1,674
Transaction-based expenses	(853)	(557)
Revenues less transaction-based expenses	$1,237	$1,117
Direct and directly consumed expenses	461	432
Other expenses	229	275
Operating income	$547	$410
Depreciation and amortization	156	155
Purchase of property and equipment	49	39
Direct and directly consumed expenses in the preceding table represent costs for resources directly used by the segment for revenue generating activities. Other expenses include indirect overhead costs allocated to our segments. During the first year of integration of certain significant acquisitions such as Adenza or Verafin, the allocation of these indirect overhead costs to the Financial Technology segment were phased in and therefore these allocations may change in the future. Other expenses also includes expenses allocated to our Corporate segment. The following table summarizes revenues and expenses allocated to our Corporate segment:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Revenues:
Divested business	$9	$9
Expenses:
Amortization expense of acquired intangible assets	122	123
Merger and strategic initiatives expense	24	9
Restructuring charges	5	26
Legal and regulatory matters	2	2
Gain on extinguishment of debt	(19)	—
Pension settlement charge	—	23
Expenses - divested business	4	4
Other	1	—
Total expenses	$139	$187
Operating loss	$(130)	$(178)
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
The items in the preceding table are not included in the measurement of segment profitability reviewed by our CODM, as we believe they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance. Management does not consider these items for the purpose of evaluating the performance of our segments or their managers or when making decisions to allocate resources. Therefore, we believe performance measures excluding the below items provide management with a useful representation of our segments’ ongoing activity in each period. These items, which are presented in the tables above, include the following:
•Revenues and expenses - divested business: In January 2025, we entered into an agreement to transfer existing open positions in our Nordic power derivatives trading and clearing business to a European exchange. The completion of this transaction is subject to customary regulatory approvals. Revenues and expenses related to this transaction are included as revenues and expenses - divested businesses.

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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. For the three months ended March 31, 2025, these amounts are primarily driven by the timing of recognition associated with the transfer of open positions in our Nordic power derivatives trading and clearing business, Adenza integration costs and other strategic initiative costs. For the three months ended March 31, 2024, these costs were primarily related to the integration of Adenza.
•Restructuring charges: See Note 18, “Restructuring Charges,” for further discussion of these plans.
•Other items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. Other items primarily include:
◦Gain on extinguishment of debt: For the three months ended March 31, 2025, this includes a gain on extinguishment of debt, which is recorded in general, administrative and other expense in the Condensed Consolidated Statements of Income.
◦Legal and regulatory matters: For the three months ended March 31, 2025, this includes accruals relating to certain legal matters, which are recorded in professional and contract services in the Condensed Consolidated Statements of Income.
◦Pension settlement charge: For the three months ended March 31, 2024, we recorded a pre-tax loss as a result of settling our U.S. pension plan. The plan was terminated and partially settled in 2023, with final settlement occurring during the first quarter of 2024. The pre-tax charge is recorded in compensation and benefits in the Condensed Consolidated Statements of Income. See Note 8, “Retirement Plans,” for further discussion.
Geographic Data
The following table presents total revenues by geographic area for the three months ended March 31, 2025 and 2024. Revenues are classified based upon the location of the customer.

	Three Months Ended March 31,
	2025	2024
	(in millions)
United States	$1,700	$1,304
All other countries	390	370
Total	$2,090	$1,674
No single customer accounted for 10.0% or more of our revenues in 2025 and 2024.
The following table presents property and equipment, net by geographic area as of March 31, 2025 and December 31, 2024. Property and equipment information is based on the physical location of the assets.

(in millions)	March 31, 2025	December 31, 2024
United States	$431	$425
All other countries	190	168
Total	$621	$593
Property and equipment, net for all other countries primarily includes assets held in Sweden.
18. RESTRUCTURING CHARGES
In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. We further expanded this program in the fourth quarter of 2024 to accelerate our momentum. In connection with this program, we expect to incur approximately $140 million in pre-tax charges. We have incurred costs principally related to employee-related costs, contract terminations, asset impairments and other related costs and expect to incur additional costs in these areas in an effort to accelerate efficiencies through location strategy and enhanced AI capabilities. Actions taken as part of this program are expected to be completed by the end of 2025, while certain costs may be recognized in the first half of 2026. We expect to achieve benefits primarily in the form of expense synergies with over $100 million net expense synergies actioned through March 31, 2025.
In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional realignment program with a focus on realizing the full potential of this structure. As of September 30, 2024, we completed our divisional realignment program and recognized total pre-tax charges of $139 million over a two-year period, within the anticipated range of $115 million to $145 million.

Costs related to these programs are recorded as restructuring charges in the Condensed Consolidated Statements of Income.
The following table presents a summary of the Adenza restructuring program and our divisional realignment program charges for the three months ended March 31, 2025 and 2024 as well as total program costs incurred since the inception date of each program.

	Three Months Ended March 31,
	2025	2024
	(in millions)
Consulting services
Adenza restructuring	$1	$—
Divisional realignment	—	10
Employee-related costs
Adenza restructuring	4	4
Divisional realignment	—	3
Other
Adenza restructuring	—	3
Divisional realignment	—	6
Total restructuring charges	$5	$26

Total Program Costs Incurred
Adenza restructuring	$77
Divisional realignment	$139

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of the financial condition and results of operations of Nasdaq should be read in conjunction with our condensed consolidated financial statements and related notes included in this Form 10-Q.
Certain percentages and per share amounts herein may not sum or recalculate due to rounding.
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
First Quarter 2025 Highlights
•In the first quarter of 2025, Nasdaq achieved an 82.0% win rate among Nasdaq-eligible operating company IPOs in the U.S., representing 45 offerings and $5 billion in total proceeds raised.
•Market Services delivered record revenues for the segment and record volumes across cash equities, equity options and index options volumes.
•Our Financial Technology segment delivered 11% ARR growth, reflecting an increase in new clients, cross-sells and upsells.
•Index achieved a sixth consecutive record quarter, reaching an average ETP AUM of $662 billion and $27 billion of net inflows in the first quarter.
Macroeconomic environment
Our business performance can be positively or negatively impacted by a number of factors, including general economic conditions, the geopolitical environment, current or expected inflation, interest rate fluctuations, the threat or imposition of broad-based tariffs, market volatility, changes in investment patterns and priorities, regulatory changes, pandemics and other factors that are generally beyond our control. For example, higher overall U.S. trading volumes in the first quarter of 2025, as compared to the same period in 2024, has led to an increase in our U.S. Equity Derivative Trading and U.S. Cash Equity Trading revenues. Market factors also contributed to higher valuations in Nasdaq Indices and higher overall volumes in Index derivatives. To the extent that global or national economic conditions weaken and result in slower growth or recessions, our business may be negatively impacted.
Nasdaq’s Operating Results
The following table summarizes our financial performance for the three months ended March 31, 2025 compared to the same period in 2024. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended March 31,		Percentage Change
	2025	2024
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$1,237	$1,117	10.7%
Operating expenses	690	707	(2.5)%
Operating income	$547	$410	33.5%
Net income attributable to Nasdaq	$395	$234	68.9%
Diluted earnings per share	$0.68	$0.40	68.6%
Cash dividends declared per common share	$0.24	$0.22	9.1%
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
The ARR chart includes:

▪	Capital Access Platforms
	◦	Proprietary market data subscriptions and annual listing fees within our Data & Listing Services business
	◦	Index data subscriptions and guaranteed minimum on futures contracts within our Index business
	◦	Subscription contracts under our Workflow & Insights business
▪	Financial Technology
	◦	Financial Crime Management Technology SaaS subscription contracts excluding one-time service requests
	◦	Regulatory Technology SaaS and subscription and support contracts excluding one-time service requests
	◦	Capital Markets Technology SaaS and subscription and support contracts excluding one-time service requests
The following chart summarizes our quarterly annualized SaaS revenues for Solutions, which comprises our Capital Access Platforms and Financial Technology segments, for March 31, 2025 and 2024 (in millions):
SEGMENT OPERATING RESULTS
The following table presents our revenues by segment:

	Three Months Ended March 31,		Percentage Change
	2025	2024
	(in millions)
Capital Access Platforms	$515	$479	7.4%
Financial Technology	432	392	10.3%
Market Services	1,134	794	42.8%
Other revenues	9	9	(5.8)%
Total revenues	$2,090	$1,674	24.8%
Transaction rebates	(579)	(481)	20.3%
Brokerage, clearance and exchange fees	(274)	(76)	260.0%
Total revenues less transaction-based expenses	$1,237	$1,117	10.7%

The following chart presents our Capital Access Platforms, Financial Technology and Market Services segments as a percentage of our total revenues, less transaction-based expenses.
Capital Access Platforms
The following tables present revenues and ARR from our Capital Access Platforms segment:

	Three Months Ended March 31,		Percentage Change
	2025	2024
	(in millions)
Data & Listing Services	$192	$186	3.5%
Index	193	168	14.3%
Workflow & Insights	130	125	3.8%
Total Capital Access Platforms	$515	$479	7.4%

	As of March 31,
	2025	2024
ARR (in millions)	$1,281	$1,220
Data & Listing Services Revenues
The following tables present key drivers from our Data & Listing Services business:

	Three Months Ended March 31,
	2025	2024
IPOs
The Nasdaq Stock Market	63	27
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	4	1
Total new listings
The Nasdaq Stock Market	170	79
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	9	2
	As of March 31,
	2025	2024
Number of listed companies
The Nasdaq Stock Market	4,139	4,020
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,160	1,203

ARR (in millions)	701	665
In the table above:
•For the three months ended March 31, 2025 and 2024, IPOs included 18 and 5 SPACs, respectively. The number of total listed companies on The Nasdaq Stock Market for the three months ended March 31, 2025 and 2024 included 833 and 619 ETPs, respectively.
•IPOs, new listings (which includes IPOs) and total listed companies for exchanges that comprise Nasdaq Nordic and Nasdaq Baltic represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies listed on the alternative markets of Nasdaq First North.
Data & Listing Services revenues increased in the first quarter of 2025 compared with the same period in 2024 due to higher sales, increased usage and pricing in our data business.

Index Revenues
The following table presents key drivers from our Index business:

	As of or Three Months Ended March 31,
	2025	2024
Number of licensed ETPs	418	362
TTM change in period end ETP AUM tracking Nasdaq indices (in billions)
Beginning balance	$519	$366
Net appreciation (depreciation)	17	124
Net impact of ETP sponsor switches	—	(17)
Net inflows	86	46
Ending balance	$622	$519
Quarterly average ETP AUM tracking Nasdaq indices (in billions)	$662	$492

ARR (in millions)	$79	$74
In the table above, TTM represents trailing twelve months.
Index revenues increased in the first quarter of 2025 compared with the same period in 2024 primarily due to higher average AUM in exchange traded products linked to Nasdaq indices and growth in trading volume on futures contracts linked to the Nasdaq-100 Index, partially offset by a $16 million one-time item recognized in the first quarter of 2024 related to a legal settlement to recoup revenue.
Workflow & Insights Revenues
The following table presents key drivers from our Workflow & Insights business:

	As of or Three Months Ended March 31,
	2025	2024
	(in millions)
ARR	$501	$481
Quarterly annualized SaaS revenues	430	411
Workflow & Insights revenues increased in the first quarter of 2025 compared with the same period in 2024 reflecting an increase in analytics revenues, largely driven by eVestment.
Financial Technology
The following table presents revenues from our Financial Technology segment:

	Three Months Ended March 31,		Percentage Change
	2025	2024
	(in millions)
Financial Crime Management Technology	$77	$64	20.5%
Regulatory Technology	101	90	11.9%
Capital Markets Technology	254	238	7.0%
Total Financial Technology	$432	$392	10.3%
Financial Crime Management Technology Revenues
The following table presents key drivers for our Financial Crime Management Technology business:

	As of or Three Months Ended March 31,
	2025	2024
	(in millions)
ARR and Quarterly annualized SaaS revenues	$295	$243
Financial Crime Management Technology revenues increased in the first quarter of 2025 compared with the same period in 2024 primarily due to higher subscription revenues from new sales and price increases to existing clients, and revenue from new clients.
Regulatory Technology Revenues
The following table presents key drivers for our Regulatory Technology business:

	As of or Three Months Ended March 31,
	2025	2024
	(in millions)
ARR	$362	$328
Quarterly annualized SaaS revenues	197	168
Regulatory Technology revenues increased in the first quarter of 2025 compared with the same period in 2024 primarily due to increased subscriptions from our AxiomSL and Surveillance product offerings.
Capital Markets Technology Revenues
The following table presents key drivers for our Capital Markets Technology business:

	As of or Three Months Ended March 31,
	2025	2024
	(in millions)
ARR	$893	$821
Quarterly annualized SaaS revenues	139	110

Capital Markets Technology revenues increased in the first quarter of 2025 compared with the same period in 2024. The increase was primarily due to higher subscription revenues in our trade management services and market technology businesses as well as higher market technology and Calypso professional services revenues.
Market Services
The following table presents revenues from our Market Services segment:

	Three Months Ended March 31,		Percentage Change
	2025	2024
	(in millions)
Market Services	$1,134	$794	42.8%
Transaction-based expenses:
Transaction rebates	(579)	(481)	20.3%
Brokerage, clearance and exchange fees	(274)	(76)	260.0%
Total Market Services, net	$281	$237	18.7%
The following table presents net revenues by product from our Market Services segment:

	Three Months Ended March 31,		Percentage Change
	2025	2024
	(in millions)
U.S. Equity Derivative Trading	$108	$91	18.2%
Cash Equity Trading	121	100	21.0%
U.S. Tape plans	33	28	17.8%
Other	19	18	14.6%
Total Market Services, net	$281	$237	18.7%
In the preceding table, Other includes Nordic fixed income trading & clearing, Nordic derivatives and Canadian cash equities trading.
U.S. Equity Derivative Trading
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative Trading business:

	Three Months Ended March 31,		Percentage Change
	2025	2024
	(in millions)
U.S. Equity Derivative Trading Revenues	$403	$323	24.4%
Section 31 fees	32	11	190.6%
Transaction-based expenses:
Transaction rebates	(293)	(231)	26.7%
Section 31 fees	(32)	(11)	190.6%
Brokerage and clearance fees	(2)	(1)	81.7%
U.S. Equity Derivative Trading Revenues, net	$108	$91	18.2%
Section 31 fees are recorded as U.S. equity derivative and U.S. cash equity trading revenues with a corresponding amount recorded in transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value traded. Section 31 fees increased in the first quarter of 2025 compared with the same period in 2024 primarily due to higher average SEC fee rates. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Three Months Ended March 31,
	2025	2024

Total industry average daily volume (in millions)	53.6	43.3
Nasdaq PHLX matched market share	9.1%	10.3%
The Nasdaq Options Market matched market share	5.1%	5.4%
Nasdaq BX Options matched market share	1.7%	2.2%
Nasdaq ISE Options matched market share	6.8%	6.3%
Nasdaq GEMX Options matched market share	3.6%	2.5%
Nasdaq MRX Options matched market share	2.8%	2.5%
Total matched market share executed on Nasdaq’s exchanges	29.1%	29.2%
U.S. equity derivative trading revenues and U.S. equity derivative trading revenues, net increased in the first quarter of 2025 compared with the same period in 2024 primarily due to higher industry trading volumes, partially offset by lower overall matched market share executed on Nasdaq’s exchanges. The increase in U.S. equity derivative trading revenues in the first quarter of 2025 also reflects a higher gross capture rate. The increase in U.S. equity derivative trading revenues, net was partially offset by a lower capture rate driven by higher rebate capture rate.
Transaction rebates, in which we credit a portion of the execution charge to the market participant, increased in the first quarter of 2025 compared with the same period in 2024 primarily due to higher industry trading volumes and higher rebate capture rate, partially offset by lower overall U.S. matched market share executed on Nasdaq’s exchanges.

Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity Trading business:

	Three Months Ended March 31,		Percentage Change
	2025	2024
	(in millions)
Cash Equity Trading Revenues	$407	$350	16.2%
Section 31 fees	234	59	294.4%
Transaction-based expenses:
Transaction rebates	(280)	(245)	14.2%
Section 31 fees	(234)	(59)	294.4%
Brokerage and clearance fees	(6)	(5)	37.2%
Cash equity trading revenues, net	$121	$100	21.0%
See the discussion above for an explanation of Section 31 fees for the first quarter of 2025 as compared with the same period in 2024.

	Three Months Ended March 31,
	2025	2024
Total U.S.-listed securities
Total industry average daily share volume (in billions)	15.7	11.8
Matched share volume (in billions)	137.6	116.7
The Nasdaq Stock Market matched market share	14.2%	15.7%
Nasdaq BX matched market share	0.3%	0.4%
Nasdaq PSX matched market share	0.1%	0.2%
Total matched market share executed on Nasdaq’s exchanges	14.6%	16.3%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	48.1%	41.4%
Total market share	62.7%	57.7%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	789,103	666,408
Total average daily value of shares traded (in billions)	$5.4	$4.7
Total market share executed on Nasdaq’s exchanges	69.9%	71.7%
Cash equity trading revenues and cash equity trading revenues, net increased in the first quarter of 2025 compared with the same period in 2024 primarily due to higher U.S. industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges.
Transaction rebates increased in the first quarter of 2025 compared with the same period in 2024 primarily due to higher U.S. industry volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq’s exchanges and lower rebate capture rates. For The Nasdaq Stock Market and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity.
U.S. Tape Plans
The following table presents revenues from our U.S. Tape plans business:

	Three Months Ended March 31,		Percentage Change
	2025	2024
	(in millions)
U.S. Tape plans	$33	$28	17.8%
U.S. Tape plans revenues increased in the first quarter of 2025 compared with the same period in 2024 primarily due to higher one-time industry-wide adjustments and usage volume.
Other
Other includes Nordic fixed income trading and clearing, Nordic derivatives and Canadian cash equities trading. The following table presents revenues from our Other business:

	Three Months Ended March 31,		Percentage Change
	2025	2024
	(in millions)
Other	$19	$18	14.6%
In the preceding table, Other is presented net of Canadian cash equity transaction rebates of $6 million and $5 million for the three months ended March 31, 2025 and 2024, respectively.
Other revenues increased slightly in the first quarter of 2025 as compared with the same period in 2024 due to an increase in Nordic fixed income trading and clearing and Nordic derivatives revenues.
Other Revenues
For the three months ended March 31, 2025 and 2024, Other revenues include revenues related to our Nordic power trading and clearing business. In January 2025, we entered into an agreement to transfer existing open positions in our Nordic power derivatives trading and clearing business to a European exchange. The completion of this transaction is subject to customary regulatory approvals.

EXPENSES
Operating Expenses
The following table presents our operating expenses:

	Three Months Ended March 31,		Percentage Change
	2025	2024
	(in millions)
Compensation and benefits	$329	$340	(3.5)%
Professional and contract services	36	34	8.3%
Technology and communication infrastructure	77	67	15.9%
Occupancy	28	28	(0.1)%
General, administrative and other	6	28	(81.3)%
Marketing and advertising	14	11	25.8%
Depreciation and amortization	156	155	0.7%
Regulatory	15	9	55.1%
Merger and strategic initiatives	24	9	160.1%
Restructuring charges	5	26	(79.6)%
Total operating expenses	$690	$707	(2.5)%
The decrease in compensation and benefits expense in the first quarter of 2025 compared with the same period in 2024 was primarily driven by a pre-tax charge of $23 million in the first quarter of 2024 resulting from the finalization of the termination of our pension plan, partially offset by higher incentive compensation.
Headcount, including employees of non-wholly owned consolidated subsidiaries, increased to 9,377 employees as of March 31, 2025 from 8,568 employees as of March 31, 2024, primarily due to an increase in our Financial Technology segment as we support revenue growth and innovation.
Professional and contract services expense increased in the first quarter of 2025 compared with the same period in 2024 primarily due to certain legal fee accruals.
Technology and communication infrastructure expense increased in the first quarter of 2025 compared with the same period in 2024 primarily due to increased investment in technology, particularly our cloud initiatives and software licensing.
Occupancy expense remained flat in the first quarter of 2025 compared with the same period in 2024.
General, administrative and other expense decreased in the first quarter of 2025 compared with the same period in 2024 primarily due to a gain on extinguishment of debt. See Note 7, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
Marketing and advertising expense increased in the first quarter of 2025 compared with the same period in 2024 primarily due to higher client incentive spending resulting from increased IPO activity.
Depreciation and amortization expense remained relatively flat in the first quarter of 2025 compared with the same period in 2024.
Regulatory expense increased in the first quarter of 2025 compared with the same period in 2024 primarily due to a change in classification of costs related to the CAT from general, administrative and other expense to regulatory expense, beginning in the fourth quarter of 2024, as well as a slight increase in the CAT operating fees.
We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years, which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs and vary based on the size and frequency of the activities described above. For the first quarter of 2025, these amounts are primarily driven by the timing of recognition associated with the transfer of open positions in our Nordic power derivatives trading and clearing business, Adenza integration costs and other strategic initiative costs. For the first quarter of 2024, these costs were primarily related to the integration of Adenza.
Restructuring charges decreased in the first quarter of 2025 compared with the same period in 2024 primarily due to the completion of our divisional realignment program in September 2024.
We further expanded our Adenza restructuring program in the fourth quarter of 2024 to accelerate our momentum. In connection with this program, we expect to incur approximately $140 million in pre-tax charges. Actions taken as part of this program are expected to be completed by the end of 2025, while certain costs may be recognized in the first half of 2026. We expect to achieve benefits primarily in the form of expense synergies with annual cost savings of $140 million by the end of 2025, inclusive of the $80 million of net expense synergies related to the AxiomSL and Calypso acquisition. We have actioned over $100 million net expense synergies through March 31, 2025.
For further discussion related to both programs described above, see Note 18, “Restructuring Charges,” to the condensed consolidated financial statements.

Non-Operating Income and Expenses
The following table presents our non-operating income and expenses:

	Three Months Ended March 31,		Percentage Change
	2025	2024
	(in millions)
Interest income	$11	$6	85.1%
Interest expense	(96)	(108)	(10.8)%
Net interest expense	(85)	(102)	(16.5)%
Other income (loss)	(1)	1	(172.2)%
Net income from unconsolidated investees	27	3	618.1%
Total non-operating expense	$(59)	$(98)	(39.7)%
The following table presents our interest expense:

	Three Months Ended March 31,		Percentage Change
	2025	2024
	(in millions)
Interest expense on debt	$92	$103	(10.3)%
Accretion of debt issuance costs and debt discount	3	4	(29.0)%
Other fees	1	1	7.4%
Interest expense	$96	$108	(10.8)%
Interest income increased in the first quarter of 2025 compared with the same period in 2024 primarily due to a higher average cash balance.
Interest expense decreased in the first quarter of 2025 compared with the same period in 2024 primarily due to lower outstanding debt following our partial repurchases of several series of outstanding senior unsecured notes. See Note 7, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
Net income from unconsolidated investees increased in the first quarter of 2025 compared with the same period in 2024 due to higher income recognized from our equity method investment in OCC driven by higher industry volumes. See “Equity Method Investments,” of Note 5, “Investments,” to the condensed consolidated financial statements for further discussion.
Tax Matters
The following table presents our income tax provision and effective tax rate:

	Three Months Ended March 31,		Percentage Change
	2025	2024
	($ in millions)
Income tax provision	$93	$79	18.7%
Effective tax rate	19.1%	25.3%
For further discussion of our tax matters, see Note 15, “Income Taxes,” to the condensed consolidated financial statements.
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

The following table presents reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended March 31,
	2025	2024
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$395	$234
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	122	123
Merger and strategic initiatives expense	24	9
Restructuring charges	5	26
Gain on extinguishment of debt	(19)	—
Net income from unconsolidated investees	(27)	(3)
Legal and regulatory matters	2	2
Pension settlement charge	—	23
Other	1	—
Total non-GAAP adjustments	$108	$180
Total non-GAAP tax adjustments	(47)	(47)
Total non-GAAP adjustments, net of tax	$61	$133
Non-GAAP net income attributable to Nasdaq	$456	$367

U.S. GAAP effective tax rate	19.1%	25.3%
Total adjustments from non-GAAP tax rate	4.4%	0.3%
Non-GAAP effective tax rate	23.5%	25.6%

Weighted-average common shares outstanding for diluted earnings per share	580.0	578.9

U.S. GAAP diluted earnings per share	$0.68	$0.40
Total adjustments from non-GAAP net income	0.11	0.23
Non-GAAP diluted earnings per share	$0.79	$0.63
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
•Merger and strategic initiatives expense: We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses which would not have otherwise been incurred. The frequency and the amount of such expenses vary significantly based on the size, timing and complexity of the transaction. These expenses primarily include integration costs, as well as legal, due diligence and other third-party transaction costs. For the three months ended March 31, 2025, these amounts are primarily driven by the timing of recognition associated with the transfer of open positions in our Nordic power derivatives trading and clearing business, Adenza integration costs and other strategic initiative costs. For the three months ended March 31, 2024, these costs were primarily related to the integration of Adenza.
•Restructuring charges: In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, to optimize our efficiencies as a combined organization. We further expanded this restructuring program in the fourth quarter of 2024 to accelerate our momentum. In addition, we completed divisional realignment program in September 2024. See Note 18, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of these programs.
•Net income from unconsolidated investees: We exclude our share of the earnings and losses of our equity method investments. This provides a more meaningful analysis of Nasdaq’s ongoing operating performance or comparisons in Nasdaq’s performance between periods. See “Equity Method Investments,” of Note 5, “Investments,” to the condensed consolidated financial statements for further discussion.
•Other items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq. Other significant items include:
◦Gain on extinguishment of debt: For the three months ended March 31, 2025, this includes a gain on extinguishment of debt, which is recorded under general, administrative and other expense in the Condensed

Consolidated Statements of Income. See Note 7, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
◦Legal and regulatory matters: For the three months ended March 31, 2025 and 2024, this includes accruals relating to certain legal matters, which are recorded in professional and contract services in the Condensed Consolidated Statements of Income.
◦Pension settlement charge: For the three months ended March 31, 2024, we recorded a pre-tax charge as a result of settling our U.S. pension plan. The plan was terminated and partially settled in 2023, with final settlement occurring during the first quarter of 2024. The pre-tax charge is recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income.
•Significant tax items: The non-GAAP adjustment to the income tax provision for all periods primarily includes the tax impact of each non-GAAP adjustment. For the three months ended March 31, 2025, this also includes the release of the prior year's reserves following a favorable audit settlement.
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
The following table summarizes selected measures of our liquidity and capital resources:

	March 31, 2025	December 31, 2024
	(in millions)
Working capital	$(153)	$(116)
Cash and cash equivalents	690	592
Financial investments	201	184
Working Capital
The decrease in working capital is due to current liabilities increasing more than current assets between December 31, 2024, and March 31, 2025. Higher deferred revenue from billing annual listing revenue in the first quarter of 2025 and higher accrued tax liability, due to the timing of payments, contributed to the increase in current liabilities, partially offset by a decrease in accrued personnel costs after payment of annual incentive compensation in the first quarter of 2025, and lower Section 31 fees payable to the SEC. Current assets increased mainly due to higher cash and cash equivalents.
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of March 31, 2025, our cash and cash equivalents of $690 million were primarily invested in money market funds, bank deposits, commercial paper, repurchase agreements and bank deposits.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $297 million as of March 31, 2025 and $181 million as of December 31, 2024. The remaining balance held in the U.S. totaled $393 million as of March 31, 2025 and $411 million as of December 31, 2024.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Three Months Ended March 31,
	2025	2024
Net cash provided by (used in):	(in millions)
Operating activities	$663	$530
Investing activities	(258)	(232)
Financing activities	(1,083)	(1,875)

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
Net cash provided by operating activities increased $133 million for the three months ended March 31, 2025 compared with the same period in 2024. The increase was primarily driven by an increase in net income, partially offset by a decrease in working capital.
Net Cash Used in Investing Activities
Net cash used in investing activities for the three months ended March 31, 2025 primarily relates to net purchases of investments related to default funds and margin deposits of $204 million and purchases of property and equipment of $49 million.
Net cash used in investing activities for the three months ended March 31, 2024 primarily related to net purchases of investments related to default funds and margin deposits of $184 million, purchases of property and equipment of $39 million and other investing activities of $13 million, partially offset by proceeds from the sale and redemption of trading securities, net of $4 million.
Net Cash Used in Financing Activities
Net cash used in financing activities for the three months ended March 31, 2025 primarily relates to a decrease in default funds and margin deposits of $549 million, partial repayment of our 2028, 2034 and 2052 Notes for $257 million, dividend payments to our shareholders of $138 million, repurchases of common stock of $115 million and payments related to employee shares withheld for taxes $25 million.
Net cash used in financing activities for the three months ended March 31, 2024 related to a decrease in default funds and margin deposits of $1,317 million, repayment of the 2023 Term Loan of $340 million, dividend payments to our shareholders of $127 million, repayments of our commercial paper, net of $67 million and payments related to employee shares withheld for taxes $24 million.
See Note 7, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
See “Share Repurchase Program,” and “Cash Dividends on Common Stock,” of Note 10, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program and cash dividends declared and paid on our common stock.
Financial Investments
Our financial investments totaled $201 million as of March 31, 2025 and $184 million as of December 31, 2024. Of these securities, $186 million as of March 31, 2025 and $171 million as of December 31, 2024 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 5, “Investments,” to the condensed consolidated financial statements for further discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of March 31, 2025, our required regulatory capital of $140 million was primarily comprised of highly rated European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, NFSTX, LLC, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of March 31, 2025, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $23 million, substantially all of which is held in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of March 31, 2025, our required regulatory capital of $37 million was primarily invested in European government bills that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of March 31, 2025, other required regulatory capital of $12 million, primarily related to Nasdaq Central Securities Depository, was primarily invested in European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Equity and dividends
Share Repurchase Program
See “Share Repurchase Program,” of Note 10, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends paid per common share on our outstanding common stock:

	2025	2024
First quarter	$0.24	$0.22
See “Cash Dividends on Common Stock,” of Note 10, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Debt Obligations
Our debt obligations, by contractual maturity, at March 31, 2025 are as follows (in U.S. Dollar millions):
■ Euro Notes ■ U.S. Notes

$1,200
$800
$400
$—
'25
'26
/
'28
'29
'30
'31
'32
'33
'34
/
'40
/
'50
/
'52
'53
/
'63

In the first quarter of 2025, we repurchased an aggregate principal amount of $279 million of our 2028, 2034 and 2052 Notes, for a net purchase price of $257 million, excluding accrued interest.
For the three months ended March 31, 2025, the weighted average interest rate on our debt obligations was approximately 3.90%. This rate can fluctuate based on changes in interest rates for our variable rate debts, changes in foreign currency exchange rates and changes in the amount and duration of outstanding debt. In addition to the 2022 Revolving Credit Facility, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line. These European credit facilities, which are available in multiple currencies, totaled $191 million as of March 31, 2025 and $174 million as of December 31, 2024 in available liquidity, none of which was utilized.
As of March 31, 2025, we were in compliance with the covenants of all of our debt obligations.
See Note 7, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
CONTRACTUAL OBLIGATIONS AND CONTINGENT COMMITMENTS
Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, operating lease payments, and other obligations. The following table summarizes material cash requirements for known contractual and other obligations as of March 31, 2025, and the estimated timing thereof.

	Payments Due by Period
(in millions)	Total	<1 year	1-3 years	3-5 years	5+ years
Debt obligation by contractual maturity	$14,797	$750	$1,149	$2,736	$10,162
Operating lease obligations	601	73	140	127	261
Purchase obligations	1,494	133	205	238	918
Total	$16,892	$956	$1,494	$3,101	$11,341
In the table above:
•Debt obligations by contractual maturity include both principal and interest obligations. For our Euro Notes, interest is calculated on an actual basis while all other debt obligations were primarily calculated on a 365-day basis at the contractual fixed rate multiplied by the aggregate principal amount as of March 31, 2025. See Note 7, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
•Operating lease obligations represent our undiscounted operating lease liabilities as of March 31, 2025, as well as legally binding minimum lease payments for leases signed but not yet commenced. See Note 14, “Leases,” to the condensed consolidated financial statements for further discussion of our leases.
•Purchase obligations primarily represent minimum outstanding obligations due under software license agreements. The balance as of March 31, 2025 is primarily comprised of our multi-year Amazon Web Services partnership contract, which we expanded and extended in the first quarter of 2025. This contract will benefit both our Financial Technology and Market Services segments, including their modernization. The expansion of this contract is not expected to increase our cloud expense compared to our expectation over the short term or the life of the contract, and preserves flexibility beyond our forecast.
OFF-BALANCE SHEET ARRANGEMENTS
For discussion of off-balance sheet arrangements see:
•    Note 13, “Clearing Operations,” to the condensed consolidated financial statements for further discussion of our non-cash default fund contributions and margin deposits received for clearing operations; and
•    Note 16, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for further discussion of:
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our exposure to market risk for changes in interest rates relates primarily to our financial investments and debt obligations, which are discussed below. Substantially all of our debt obligations are fixed-rate obligations. We may enter into transactions that expose us to interest rate risk, for which we may utilize interest rate derivatives agreements to manage that risk.

Financial Investments
As of March 31, 2025, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. The impact of an immediate increase to market interest rates, uniformly, by a hypothetical 100 basis points from levels as of March 31, 2025, would not have a material impact on our financial statements.
Debt Obligations
As of March 31, 2025, substantially all of our debt obligations are fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 7, “Debt Obligations,” to the condensed consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2022 Revolving Credit Facility, as this facility has a variable interest rate. We are also exposed to changes in interest rates as a result of the amounts outstanding from the sale of commercial paper under our commercial paper program, which have variable interest rates. As of March 31, 2025, there were no outstanding borrowings under our 2022 Revolving Credit Facility or commercial paper program.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three months ended March 31, 2025 is presented in the following table:

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar
	(in millions, except currency rate)
Three Months Ended March 31, 2025
Average foreign currency rate to the U.S. dollar	1.099	0.096	0.733	#	N/A
Percentage of revenues less transaction-based expenses	7.2%	3.4%	0.6%	3.5%	85.3%
Percentage of operating income	10.9%	(1.6)%	(6.3)%	(8.3)%	105.3%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(9)	$(4)	$(1)	$(4)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(6)	$(1)	$(3)	$(5)	$—
__________
#    Represents multiple foreign currency rates.
N/A    Not applicable.
The adverse impacts shown in the preceding table should be viewed individually by currency and not in aggregate, due to the correlation between changes in exchange rates for certain currencies. Additionally, the table does not include the offsetting impact of our hedging programs.

We may use foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenues and expenses in the normal course of business. We do not use these contracts for speculative trading purposes. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These foreign exchange contracts are carried at fair value, with maturities that can range up to 24 months. We record changes in fair value of these cash flow hedges of foreign currency denominated revenue and expenses in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, we reclassify the related gain or loss on the cash flow hedge to revenue or operating expenses, as applicable. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the gain or loss on the related cash flow hedge from accumulated other comprehensive loss to revenue or operating expenses, as applicable. As of March 31, 2025, the fair value of our derivatives designated as cash flow hedging instruments are not material.
Our investments in foreign subsidiaries are exposed to volatility in currency exchange rates through translation of the foreign subsidiaries’ net assets or equity to U.S. dollars. Substantially all of our foreign subsidiaries operate in functional currencies other than the U.S. dollar. The financial statements of these subsidiaries are translated into U.S. dollars for consolidated reporting using a current rate of exchange, with net gains or losses recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets.
Our primary exposure to net assets in foreign currencies as of March 31, 2025 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$3,073	$307
British Pound	147	15
Norwegian Krone	137	14
Canadian Dollar	130	13
Australian Dollar	96	10
In the table above, Swedish Krona includes goodwill of $2,236 million and intangible assets, net of $480 million.
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
We have credit risk related to transaction and subscription-based revenues that are billed to customers on a monthly or quarterly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances in the Condensed Consolidated Balance Sheets. We review and evaluate changes in the status of our counterparties’ creditworthiness. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.

We also are exposed to credit risk through our clearing operations with Nasdaq Clearing. See Note 13, “Clearing Operations,” to the condensed consolidated financial statements for further discussion. Our clearinghouse holds material amounts of clearing member cash deposits, which are held or invested primarily to provide security of capital while minimizing credit, market and liquidity risks. While we seek to achieve a reasonable rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these deposits. As the clearinghouse may remit to the members interest earned at prevailing market rates, less a spread, this could include negative or reduced yield due to market conditions. The following is a summary of the risks associated with these deposits and how these risks are mitigated.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See “Legal and Regulatory Matters” of Note 16, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for a description of our legal proceedings, if any.
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
Share Repurchase Program
See “Share Repurchase Program,” of Note 10, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2025
Share repurchase program	—	$—	—	$1,745
Employee transactions	52,106	$77.41	N/A	N/A
February 2025
Share repurchase program	—	$—	—	$1,745
Employee transactions	183,317	$81.23	N/A	N/A
March 2025
Share repurchase program	1,557,529	$73.57	1,557,529	$1,630
Employee transactions	85,011	$72.29	N/A	N/A
Total Quarter Ended March 31, 2025
Share repurchase program	1,557,529	$73.57	1,557,529	$1,630
Employee transactions	320,434	$78.24	N/A	N/A
In the preceding table:
•N/A - Not applicable.
•See “Share Repurchase Program,” of Note 10, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
•Employee transactions represents shares surrendered to us to satisfy tax withholding obligations arising from the vesting of restricted stock and PSUs previously issued to employees.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended March 31, 2025, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) except as follows and which is intended to satisfy the affirmative defense of Rule 10b5-1(c): on February 10, 2025, Jeremy Skule, Chief Strategy Officer and Executive Chair, Financial Crime Management Technology, adopted a Rule 10b5-1 trading plan for the sale of 16,840 shares of our common stock subject to certain conditions and which plan expires on December 31, 2025.
Item 6. Exhibits

Exhibit Number

10.1	Employment Agreement between Nasdaq, Inc. and Adena T. Friedman, dated as of March 11, 2025.*

10.2	Employment Agreement between Nasdaq, Inc. and Tal Cohen, dated as of March 10, 2025.*

10.3	Employment Agreement between Nasdaq, Inc. and Bradley J. Peterson, dated as of March 10, 2025.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101
The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
____________
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2025.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	April 28, 2025

By:	/s/ Sarah Youngwood
Name:	Sarah Youngwood
Title:	Executive Vice President and Chief Financial Officer
Date:	April 28, 2025