Form 10-Q
period 2025-06-30
NASDAQ, INC.
filed 2025-07-25
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 17, 2025
Common Stock, $0.01 par value per share	573,795,242	shares

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
2022 Revolving Credit Facility: $1.25 billion senior unsecured revolving credit facility, which matures on December 16, 2027
2025 Notes: $500 million aggregate principal amount issued of 5.650% senior unsecured notes, repaid in full by June 2025
2026 Notes: $500 million aggregate principal amount issued of 3.850% senior unsecured notes due June 30, 2026
2028 Notes: $1 billion aggregate principal amount issued of 5.350% senior unsecured notes due June 28, 2028
2029 Notes: €600 million aggregate principal amount issued of 1.75% senior unsecured notes due March 28, 2029
2030 Notes: €600 million aggregate principal amount issued of 0.875% senior unsecured notes due February 13, 2030
2031 Notes: $650 million aggregate principal amount issued of 1.650% senior unsecured notes due January 15, 2031
2032 Notes: €750 million aggregate principal amount issued of 4.500% senior unsecured notes due February 15, 2032
2033 Notes: €615 million aggregate principal amount issued of 0.900% senior unsecured notes due July 30, 2033
2034 Notes: $1.25 billion aggregate principal amount issued of 5.550% senior unsecured notes due February 15, 2034
2040 Notes: $650 million aggregate principal amount issued of 2.500% senior unsecured notes due December 21, 2040
2050 Notes: $500 million aggregate principal amount issued of 3.250% senior unsecured notes due April 28, 2050
2052 Notes: $550 million aggregate principal amount issued of 3.950% senior unsecured notes due March 7, 2052
2053 Notes: $750 million aggregate principal amount issued of 5.950% senior unsecured notes due August 15, 2053
2063 Notes: $750 million aggregate principal amount issued of 6.100% senior unsecured notes due June 28, 2063
Adenza: Adenza Holdings, Inc.
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

This Quarterly Report on Form 10-Q includes market share and industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal company surveys. Industry publications and surveys generally state that the information they contain has been obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq Stock Market data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities (including issuers that switched from other listings venues, closed-end funds and ETPs) is based on data generated internally by us; therefore, the data may not be comparable to other publicly-available IPO data. Beginning in the second quarter of 2025, the data regarding Nasdaq's combined market capitalization in the U.S. is obtained from FactSet. Data in this Quarterly Report on Form 10-Q for IPOs and new listings of equity securities on the Nasdaq Nordic and Nasdaq Baltic exchanges and Nasdaq First North also is based on data generated internally by us. IPOs and new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in our Form 10-K for the fiscal year ended December 31, 2024 that was filed with the SEC on February 21, 2025.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	June 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$732	$592
Restricted cash and cash equivalents	195	31
Default funds and margin deposits (including restricted cash and cash equivalents of $3,274 and $4,383, respectively)	5,218	5,664
Financial investments	84	184
Receivables, net	896	1,022
Other current assets	227	293
Total current assets	7,352	7,786
Property and equipment, net	656	593
Goodwill	14,328	13,957
Intangible assets, net	6,741	6,905
Operating lease assets	441	375
Other non-current assets	865	779
Total assets	$30,383	$30,395

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$246	$269
Section 31 fees payable to SEC	411	319
Accrued personnel costs	280	325
Deferred revenue	848	711
Other current liabilities	154	215
Default funds and margin deposits	5,218	5,664
Short-term debt	500	399
Total current liabilities	7,657	7,902
Long-term debt	8,678	9,081
Deferred tax liabilities, net	1,540	1,594
Operating lease liabilities	453	388
Other non-current liabilities	237	230
Total liabilities	18,565	19,195

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 598,528,276 at June 30, 2025 and 598,920,378 at December 31, 2024; shares outstanding: 573,914,395 at June 30, 2025 and 575,062,217 at December 31, 2024	6	6
Additional paid-in capital	5,425	5,530
Common stock in treasury, at cost: 24,613,881 shares at June 30, 2025 and 23,858,161 shares at December 31, 2024	(706)	(647)
Accumulated other comprehensive loss	(1,869)	(2,099)
Retained earnings	8,955	8,401
Total Nasdaq stockholders’ equity	11,811	11,191
Noncontrolling interests	7	9
Total equity	11,818	11,200
Total liabilities and equity	$30,383	$30,395
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Capital Access Platforms	$527	$481	$1,042	$960
Financial Technology	464	420	896	813
Market Services	1,090	883	2,224	1,678
Other revenues	9	8	18	18
Total revenues	2,090	1,792	4,180	3,469
Transaction-based expenses:
Transaction rebates	(629)	(483)	(1,208)	(965)
Brokerage, clearance and exchange fees	(155)	(150)	(429)	(227)
Revenues less transaction-based expenses	1,306	1,159	2,543	2,277
Operating expenses:
Compensation and benefits	352	328	681	669
Professional and contract services	39	39	75	72
Technology and communication infrastructure	79	69	156	135
Occupancy	30	27	58	56
General, administrative and other	23	30	29	58
Marketing and advertising	14	12	28	23
Depreciation and amortization	158	153	313	308
Regulatory	14	18	29	28
Merger and strategic initiatives	20	4	44	13
Restructuring charges	9	56	15	82
Total operating expenses	738	736	1,428	1,444
Operating income	568	423	1,115	833
Interest income	12	6	24	12
Interest expense	(95)	(102)	(192)	(211)
Net gain on divestitures	39	—	39	—
Other income	1	12	—	13
Net income from unconsolidated investees	23	2	50	6
Income before income taxes	548	341	1,036	653
Income tax provision	96	119	190	198
Net income	452	222	846	455
Net loss attributable to noncontrolling interests	—	—	1	1
Net income attributable to Nasdaq	$452	$222	$847	$456
Per share information:
Basic earnings per share	$0.79	$0.39	$1.47	$0.79
Diluted earnings per share	$0.78	$0.38	$1.46	$0.79
Cash dividends declared per common share	$0.27	$0.24	$0.51	$0.46

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$452	$222	$846	$455
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(45)	38	130	(79)
Income tax benefit (expense)(1)	67	(5)	98	(20)
Foreign currency translation, net	22	33	228	(99)

Employee benefit plan adjustment	—	—	—	19
Income tax expense	—	—	—	(5)
Employee benefit plan, net	—	—	—	14

Unrealized gain (loss) on derivatives instruments, net	5	—	2	(2)

Total other comprehensive income (loss), net of tax	27	33	230	(87)
Comprehensive income	479	255	1,076	368
Comprehensive loss attributable to noncontrolling interests	—	—	1	1
Comprehensive income attributable to Nasdaq	$479	$255	$1,077	$369
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on our Euro Notes.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Shares	$	Shares	$	Shares	$	Shares	$
Common stock	574	6	576	6	575	6	575	6

Additional paid-in capital
Beginning balance		5,450		5,526		5,530		5,496
Share repurchase program	(1)	(100)	(1)	(58)	(3)	(215)	(1)	(58)
Share-based compensation	1	46	1	39	2	81	3	69
Other issuances of common stock, net	—	29	—	21	—	29	—	21
Ending balance		5,425		5,528		5,425		5,528

Common stock in treasury, at cost
Beginning balance		(672)		(611)		(647)		(587)
Other employee stock activity	—	(34)	—	(30)	—	(59)	(1)	(54)
Ending balance		(706)		(641)		(706)		(641)

Accumulated other comprehensive loss
Beginning balance		(1,896)		(2,044)		(2,099)		(1,924)
Other comprehensive income (loss)		27		33		230		(87)
Ending balance		(1,869)		(2,011)		(1,869)		(2,011)

Retained earnings
Beginning balance		8,658		7,932		8,401		7,825
Net income attributable to Nasdaq		452		222		847		456
Cash dividends declared and paid		(155)		(138)		(293)		(265)
Ending balance		8,955		8,016		8,955		8,016

Total Nasdaq stockholders’ equity		11,811		10,898		11,811		10,898

Noncontrolling interests
Beginning balance		9		10		9		11
Net activity related to noncontrolling interests		(2)		—		(2)		(1)
Ending balance		7		10		7		10

Total Equity	574	$11,818	576	$10,908	574	$11,818	576	$10,908

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$846	$455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	313	308
Share-based compensation	81	69
Deferred income taxes	12	(40)
Net gain on divestitures	(39)	—
Non-cash restructuring charges	—	28
Net income from unconsolidated investees	(50)	(6)
Other reconciling items included in net income	(9)	16
Net change in operating assets and liabilities, excluding the effects of divestitures:
Receivables, net	145	(56)
Other assets	84	2
Accounts payable and accrued expenses	(30)	(41)
Section 31 fees payable to SEC	92	130
Accrued personnel costs	(60)	(86)
Deferred revenue	118	144
Other liabilities	(94)	67
Net cash provided by operating activities	1,409	990
Cash flows from investing activities:
Purchases of securities	(200)	(114)
Proceeds from sales and redemptions of securities	325	119
Proceeds from divestitures, net of cash divested	52	—
Purchases of property and equipment	(108)	(91)
Investments related to default funds and margin deposits, net(1)	(375)	86
Other investing activities	(11)	(18)
Net cash used in investing activities	(317)	(18)
Cash flows from financing activities:
Repayments of commercial paper, net	—	(241)
Repayments of debt and credit commitment	(657)	(340)
Repurchases of common stock	(215)	(58)
Dividends paid	(293)	(265)
Proceeds received from employee stock activity and other issuances	28	21
Payments related to employee shares withheld for taxes	(59)	(54)
Default funds and margin deposits	(1,350)	(1,396)
Other financing activities	1	—
Net cash used in financing activities	(2,545)	(2,333)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	648	(280)
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(805)	(1,641)
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	5,006	7,118
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$4,201	$5,477
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$732	$416
Restricted cash and cash equivalents	195	24
Restricted cash and cash equivalents (default funds and margin deposits)	3,274	5,037
Total	$4,201	$5,477
Supplemental Disclosure Cash Flow Information
Interest paid	$209	$226
Income taxes paid, net of refund	$176	$102
__________________________
(1)    Includes purchases and proceeds from sales and redemptions related to the default funds and margin deposits of our clearing operations. For further information, see "Default Fund Contributions and Margin Deposits," of Note 14, "Clearing Operations."
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
As of June 30, 2025, a total of 5,386 companies listed securities on our U.S., Nasdaq Nordic, Nasdaq Baltic and Nasdaq First North exchanges. As of June 30, 2025, there were 4,238 total listings on The Nasdaq Stock Market, including 914 ETPs. The Nasdaq combined market capitalization in the U.S. was approximately $34.6 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,148 listed companies with a combined market capitalization of approximately $2.2 trillion.
Our Index business develops and licenses Nasdaq-branded indices and financial products. We also license cash-settled futures, options and options on futures on our indices. As of June 30, 2025, 422 ETPs listed on 27 exchanges in over 20 countries tracked a Nasdaq index and accounted for $745 billion in AUM.
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
Financial Technology
Our Financial Technology segment comprises Financial Crime Management Technology, Regulatory Technology and Capital Markets Technology businesses.
Financial Crime Management Technology includes our Nasdaq Verafin solution, a cloud-based platform, leveraging consortium data and AI, to help approximately 2,700 financial institutions detect, investigate, and report money laundering and financial fraud.

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
Capital Markets Technology includes market technology, trade management services and Calypso solutions. Our market technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers, buy-side firms and corporate businesses. Our market technology solutions are utilized by leading markets in North America, Europe and Asia as well as emerging markets in the Middle East, Latin America, and Africa. Our trade management services provide market participants with a wide variety of alternatives for connecting to and accessing our markets for a fee. Our marketplaces may be accessed through different protocols used for quoting, order entry, trade reporting and connectivity to various data feeds. We also provide colocation services to market participants, whereby we offer firms cabinet space and power to house their own equipment and servers within our data centers. Additionally, we offer a number of wireless connectivity offerings between select data centers using millimeter wave and microwave technology. Calypso is a leading platform providing cross-asset, front-to-back trading, treasury, risk and collateral management solutions. The Calypso solution provides customers with a single platform designed from the outset to enable consolidation, innovation and growth.
Market Services
Our Market Services segment includes revenues from equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, Nordic commodities and U.S. Tape plans data. We operate 19 exchanges across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in certain countries where we operate exchanges, we also provide clearing, settlement and central depository services. In January 2025, we entered into an agreement to transfer existing open positions in our Nordic power futures business to a European exchange, which was completed in June 2025. See Note 4, "Divestitures," for further discussion. Revenues from this business are reflected in other revenues in the Condensed Consolidated Statements of Income for all periods, and in our Corporate segment for our segment disclosures.
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

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
	(in millions)
Capital Access Platforms:
Data & Listing Services	$198	$187
Index	196	167
Workflow & Insights	133	127
Financial Technology:
Financial Crime Management Technology	81	67
Regulatory Technology	104	95
Capital Markets Technology	279	258
Market Services, net	306	250
Other revenues	9	8
Revenues less transaction-based expenses	$1,306	$1,159

	Six Months Ended June 30,
	2025	2024
	(in millions)
Capital Access Platforms
Data & Listing Services	$391	$372
Index	388	336
Workflow & Insights	263	252
Financial Technology
Financial Crime Management Technology	157	131
Regulatory Technology	206	186
Capital Markets Technology	533	496
Market Services, net	587	486
Other revenues	18	18
Revenues less transaction-based expenses	$2,543	$2,277
Substantially all revenues from the Capital Access Platforms and Financial Technology segments were recognized over time for the three and six months ended June 30, 2025 and 2024.
For the three months ended June 30, 2025 and 2024, approximately 95.2% and 94.6%, respectively, of Market Services revenues were recognized at a point in time and 4.8% and 5.4%, respectively, were recognized over time. For the six months ended June 30, 2025 and 2024, approximately 95.1% and 95.9%, respectively, of Market Services revenues were recognized at a point in time and 4.9% and 4.1%, respectively, were recognized over time.
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in the Condensed Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $11 million as of June 30, 2025 and $10 million as of December 31, 2024. Changes to the allowance for doubtful accounts during the six months ended June 30, 2025 were not material to our condensed consolidated financial statements. We do not have obligations for warranties, returns or refunds to customers.
Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations and is the only significant contract asset or liability as of June 30, 2025. See Note 7, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.
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
The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of June 30, 2025:

	Financial Crime Management Technology	Regulatory Technology	Capital Markets Technology	Workflow & Insights	Total
	(in millions)
Remainder of 2025	$157	$189	$189	$97	$632
2026	284	337	325	140	1,086
2027	200	162	249	70	681
2028	95	111	184	23	413
2029	27	49	109	8	193
2030+	7	50	251	8	316
Total	$770	$898	$1,307	$346	$3,321

4. Divestitures
In January 2025, we entered into an agreement to transfer existing open positions in our Nordic power futures business to a European exchange. In June 2025, this transaction was completed and consideration was received. Migration of open positions are planned to take place by the end of the first quarter of 2026. We expect to wind down the commodities clearing and trading services by the end of the second quarter of 2026, and the business to be wound down in the months following. In connection with the successful migration of open positions, Nasdaq may receive additional consideration in 2026 and 2027, and is expected to release regulatory capital in the medium term.
In April 2025, Nasdaq completed the sale of our Nasdaq Risk Modelling for Catastrophes business previously included in Capital Markets Technology within our Financial Technology segment.
The net impact of the transactions described above are included in net gain on divestitures in the Condensed Consolidated Statements of Income.
5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The following table presents the changes in goodwill by business segment during the six months ended June 30, 2025:

(in millions)
Capital Access Platforms
Balance at December 31, 2024	$4,127
Foreign currency translation adjustments	153
Balance at June 30, 2025	$4,280
Financial Technology
Balance at December 31, 2024	$7,925
Divestiture of business	(9)
Foreign currency translation adjustments	30
Balance at June 30, 2025	$7,946
Market Services
Balance at December 31, 2024	$1,905
Foreign currency translation adjustments	197
Balance at June 30, 2025	$2,102

Total
Balance at December 31, 2024	$13,957
Divestiture of business	(9)
Foreign currency translation adjustments	380
Balance at June 30, 2025	$14,328
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. Upon the sale of a business, we also allocate a portion of goodwill to the business being sold, based on the relative fair value of the business and the portion of the reporting unit that we are retaining. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three and six months ended June 30, 2025 and 2024; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses may result in goodwill impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	June 30, 2025	December 31, 2024
Finite-Lived Intangible Assets	(in millions)
Gross Amount:
Technology	$1,234	$1,234
Customer relationships	5,716	5,720
Trade names and other	417	417
Foreign currency translation adjustment	(171)	(237)
Total gross amount	$7,196	$7,134
Accumulated Amortization:
Technology	$(446)	$(348)
Customer relationships	(1,298)	(1,164)
Trade names and other	(55)	(43)
Foreign currency translation adjustment	115	153
Total accumulated amortization	$(1,684)	$(1,402)
Net Amount:
Technology	$788	$886
Customer relationships	4,418	4,556
Trade names and other	362	374
Foreign currency translation adjustment	(56)	(84)
Total finite-lived intangible assets	$5,512	$5,732

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(201)	(257)
Total indefinite-lived intangible assets	$1,229	$1,173
Total intangible assets, net	$6,741	$6,905
There was no impairment of intangible assets for the three and six months ended June 30, 2025 and 2024.
The following tables present our amortization expense for acquired finite-lived intangible assets:

	Three Months Ended June 30,
	2025	2024
	(in millions)
Amortization expense	$122	$122

	Six Months Ended June 30,
	2025	2024
	(in millions)
Amortization expense	$243	$244
The table below presents the estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $56 million as of June 30, 2025) of acquired finite-lived intangible assets as of June 30, 2025:

(in millions)
Remainder of 2025	$246
2026	503
2027	494
2028	460
2029	433
2030+	3,432
Total	$5,568
6. INVESTMENTS
The following table presents the details of our investments:

	June 30, 2025	December 31, 2024
	(in millions)
Financial investments	$84	$184
Equity method investments	467	417
Equity securities	133	121
Financial Investments
Financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $73 million as of June 30, 2025 and $171 million as of December 31, 2024 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. The decrease in financial investments held for regulatory purposes as of June 30, 2025 is due to more regulatory capital being invested in shorter term investments, which meet the criteria to be classified as cash equivalents, and are included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of June 30, 2025 and 2024, our equity method investments primarily included our 40.0% equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. No impairments were recorded for the three and six months ended June 30, 2025 and 2024.
Net income recognized from our equity interest in the earning of these equity method investments was $23 million and $2 million for the three months ended June 30, 2025 and 2024, respectively, and $50 million and $6 million for the six months ended June 30, 2025 and 2024, respectively.

Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. We elected the measurement alternative for substantially all of our equity securities as they do not have a readily determinable fair value. No material adjustments were made to the carrying value of our equity securities for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, our equity securities primarily represent various strategic minority investments made through our corporate venture program.
7. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the six months ended June 30, 2025 are reflected in the following table:

	Balance at December 31, 2024	Additions	Revenue Recognized	Foreign Currency Translation	Balance at June 30, 2025
	(in millions)
Capital Access Platforms:
Initial Listings	$89	$19	$(18)	$3	$93
Annual Listings	2	184	(1)	3	188
Workflow & Insights	194	106	(98)	1	203
Other	22	12	(9)	3	28
Financial Technology:
Financial Crime Management Technology	148	111	(101)	—	158
Regulatory Technology	147	66	(96)	1	118
Capital Markets Technology	186	65	(115)	5	141
Total	$788	$563	$(438)	$16	$929
In the above table:
•Additions reflect deferred revenue billed in the current period, net of recognition.
•Revenue recognized includes revenue recognized during the current period that was included in the beginning balance.
•Other, within our Capital Access Platforms segment, primarily includes deferred revenue from our non-U.S. listing of additional shares fees and our Index business.
As of June 30, 2025, we estimate that our deferred revenue will be recognized in the following years:

Fiscal year ended:	2025	2026	2027	2028	2029	2030+	Total
	(in millions)
Capital Access Platforms:
Initial Listings	$19	$33	$21	$9	$6	$5	$93
Annual Listings	187	1	—	—	—	—	188
Workflow & Insights	155	48	—	—	—	—	203
Other	12	9	5	2	—	—	28
Financial Technology:
Financial Crime Management Technology	119	37	2	—	—	—	158
Regulatory Technology	90	28	—	—	—	—	118
Capital Markets Technology	111	26	3	1	—	—	141
Total	$693	$182	$31	$12	$6	$5	$929
In the above table, 2025 represents the remaining six months of 2025.
Deferred revenue that will be recognized beyond June 30, 2026 is included in other non-current liabilities in the Condensed Consolidated Balance Sheets. The timing of recognition of deferred revenue related to certain contracts represents our best estimates as the recognition is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing contracts.

8. DEBT OBLIGATIONS
The following table presents the changes in the carrying amounts of our debt obligations during the six months ended June 30, 2025:

	December 31, 2024	Payments, Foreign Currency Translation and Accretion	June 30, 2025
Short-term debt:	(in millions)
2025 Notes	$399	$(399)	$—
2026 Notes	499	1	500
Total short-term debt	$898	$(398)	$500
Long-term debt - senior unsecured notes:
2028 Notes	935	(60)	875
2029 Notes	618	86	704
2030 Notes	617	87	704
2031 Notes	645	1	646
2032 Notes	769	108	877
2033 Notes	633	88	721
2034 Notes	1,220	(98)	1,122
2040 Notes	644	1	645
2050 Notes	487	1	488
2052 Notes	541	(118)	423
2053 Notes	738	—	738
2063 Notes	738	—	738
2022 Revolving Credit Facility	(3)	—	(3)
Total long-term debt	$8,582	$96	$8,678
Total debt obligations	$9,480	$(302)	$9,178
In the table above, the 2026 Notes were reclassified to short-term debt as of June 30, 2025, including the balance as of December 31, 2024, for presentation purposes. Refer to “About this Form 10-Q” for further details about the aggregate principal amounts issued, coupon rates and maturities of the senior unsecured notes in the table above.
Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other outstanding senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of June 30, 2025, the amounts in the table above reflect the aggregate principal amount, which is net of discount and debt issuance costs, which are being accreted and amortized through interest expense over the life of the applicable notes. The accretion of the discount and amortization of the debt issuance costs was $6 million for the six months ended June 30, 2025. Our Euro Notes are adjusted for the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes may be redeemed by Nasdaq at any time, subject to a make-whole amount.
In the second quarter of 2025, we repaid in full the 2025 Notes for an aggregate of $400 million. In the table above, $399 million reflects the repayment of $400 million net of $1 million of accretion recorded for the six months ended June 30, 2025. In the first quarter of 2025, we repurchased an aggregate principal amount of $279 million of our 2028, 2034 and 2052 Notes, for a net purchase price of $257 million, excluding accrued interest. In the table above, the $279 million of repurchased debt is partially offset by $3 million of accelerated accretion of discount and debt issuance costs on the notes. As a result of the early extinguishment of these notes, we recorded a pre-tax gain of $19 million in general, administrative and other expense in the Condensed Consolidated Statements of Income.
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
Net Investment Hedge
Our Euro Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these notes is recorded in foreign currency translation gains (losses) within accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. For the six months ended June 30, 2025, the impact of translation increased the U.S. dollar value of our Euro Notes by $368 million.
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

As of June 30, 2025, no amounts were outstanding on the 2022 Revolving Credit Facility. The $(3) million balance represents unamortized debt issuance costs which are being amortized through interest expense over the life of the credit facility.
Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR (or a successor rate to SOFR), the base rate (as defined in the 2022 Revolving Credit Facility agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.100% to 0.250%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and six months ended June 30, 2025 and 2024.
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
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line. These credit facilities, in aggregate, totaled $203 million as of June 30, 2025 and $174 million as of December 31, 2024 in available liquidity, none of which was utilized. Generally, these facilities each have a one-year term, and renew automatically. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and six months ended June 30, 2025 and 2024.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of June 30, 2025, we were in compliance with the covenants of all of our debt obligations.
9. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) plan, which is a voluntary defined contribution savings plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. The following table presents the savings plan expense for the three and six months ended June 30, 2025 and 2024, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Savings Plan expense	$6	$5	$11	$10
Pension, SERP and Other Post-Retirement Benefit Plans
In June 2023, we terminated our U.S. pension plan and took steps to wind down the plan and transfer the resulting liability to an insurance company. This process was completed in 2024 and, as a result, we recorded a settlement pre-tax loss of $23 million to compensation and benefits expense in the Condensed Consolidated Statements of Income for the six months ended June 30, 2024. We continue to maintain nonqualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred.
The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Retirement Plans expense	$10	$8	$17	$38
Nonqualified Deferred Compensation Plan
We sponsor a nonqualified deferred compensation plan, the Nasdaq, Inc. Deferred Compensation Plan. This plan provides certain eligible employees with the opportunity to defer a portion of their annual salary and bonus up to certain approval limits. All deferrals and associated earnings are our general unsecured obligations and were immaterial for the three and six months ended June 30, 2025 and 2024.

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
Summary of Share-Based Compensation Expense
The following table presents the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and six months ended June 30, 2025 and 2024, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Share-based compensation expense before income taxes	$46	$39	$81	$69
Common Shares Available Under Our Equity Plan
As of June 30, 2025, we had approximately 21.3 million shares of common stock authorized for future issuance under our Equity Plan.
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
The following table summarizes our restricted stock activity for the six months ended June 30, 2025:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	4,178,867	56.30
Granted	1,560,530	74.08
Vested	(1,359,638)	54.20
Forfeited	(101,046)	59.30
Unvested at June 30, 2025	4,278,713	$63.38
As of June 30, 2025, $179 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 2.5 years.
PSUs
We grant three-year PSUs to certain eligible employees. PSUs are based on performance measures that impact the amount of shares that each PSU eligible individual receives, subject to the satisfaction of applicable market performance conditions, with a three-year cumulative performance period that vest at the end of the performance period and which settle in shares of our common stock. Compensation cost is recognized over the three-year performance period, taking into account an estimated forfeiture rate, regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. Performance will be determined by comparing Nasdaq’s TSR to two peer groups, each weighted 50.0%. The first peer group consists of the S&P 500 GICS 4020 Index, which is a blend of exchanges, as well as data, financial technology and banking companies, and the second peer group consists of all companies in the S&P 500. Prior to 2024, our first peer group consisted of exchange companies, and was replaced by the S&P 500 GICS 4020 Index to align more closely with Nasdaq’s business and competitors. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares delivered to each individual under the program. The award issuance under this program will be between 0.0% and 200.0% of the number of PSUs granted and will be determined by Nasdaq’s overall performance against both peer groups. However, if Nasdaq’s TSR is negative for the three-year performance period, regardless of TSR ranking, the award issuance will not exceed 100.0% of the number of PSUs granted. We estimate the fair value of PSUs granted under the three-year PSU program using the Monte Carlo simulation model, as these awards contain a market condition.

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
The following weighted-average assumptions were used to determine the weighted-average fair values of the outstanding PSU awards granted under the three-year PSU program during the six months ended June 30, 2025 and 2024:

Grant date	April 1, 2025	April 1, 2024
Weighted-average risk-free interest rate	3.82%	4.51%
Expected volatility	23.27%	24.50%
Weighted-average grant date share price	$76.04	$62.29
Weighted-average fair value at grant date	$92.43	$78.45
The following table summarizes our PSU activity for the six months ended June 30, 2025:

	PSUs
	Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	2,174,151	$64.83
Granted	883,138	90.71
Vested	(620,515)	62.89
Forfeited	(33,639)	66.97
Unvested at June 30, 2025	2,403,135	$74.81
In the table above, in addition to the annual employee grant described above, the granted amount also includes additional awards granted based on overachievement of performance metrics.
As of June 30, 2025, the total unrecognized compensation cost related to the outstanding PSU awards is $113 million and is expected to be recognized over a weighted-average period of 1.6 years.
Stock Options
There were no stock option awards granted and no stock options exercised for the three and six months ended June 30, 2025 and 2024.
A summary of our outstanding and exercisable stock options at June 30, 2025 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at June 30, 2025	1,420,323	$41.79	3.7	$68
Exercisable at June 30, 2025	806,451	$22.23	1.5	$54
As of June 30, 2025, the aggregate pre-tax intrinsic value represents the difference between our closing stock price on June 30, 2025 of $89.42 and the exercise price, times the number of shares that would have been received by the option holder had the option holder exercised the stock options on that date. This amount can change based on the fair market value of our common stock. As of June 30, 2025 and 2024, 0.8 million outstanding stock options were exercisable and the exercise price was $22.23.
ESPP
We have an ESPP under which approximately 10.3 million shares of our common stock were available for future issuance as of June 30, 2025. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees.
11. NASDAQ STOCKHOLDERS’ EQUITY
Common Stock
As of June 30, 2025, 900,000,000 shares of our common stock were authorized, 598,528,276 shares were issued and 573,914,395 shares were outstanding. As of December 31, 2024, 900,000,000 shares of our common stock were authorized, 598,920,378 shares were issued and 575,062,217 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.

Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 24,613,881 shares of common stock in treasury as of June 30, 2025 and 23,858,161 shares as of December 31, 2024, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As of June 30, 2025, the remaining aggregate authorized amount under the existing share repurchase program was $1.5 billion.
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
The following is a summary of our share repurchase activity, reported based on settlement date, for the six months ended June 30, 2025:

Six Months Ended June 30, 2025
Number of shares of common stock repurchased	2,789,445
Average price paid per share	$77.07
Total purchase price (in millions)	$215
In the table above, the number of shares of common stock repurchased excludes an aggregate of 755,720 shares withheld to satisfy tax obligations of the grantee upon the vesting of restricted stock and PSUs, and these repurchases are excluded from our repurchase program.
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.
Preferred Stock
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of June 30, 2025 and December 31, 2024, no shares of preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During the first six months of 2025, our board of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 28, 2025	$0.24	March 14, 2025	$138	March 28, 2025
April 23, 2025	0.27	June 13, 2025	155	June 27, 2025
			$293
The total amount paid of $293 million was recorded in retained earnings in the Condensed Consolidated Balance Sheets at June 30, 2025.
In July 2025, the board of directors approved a regular quarterly cash dividend of $0.27 per share on our outstanding common stock. The dividend is payable on September 26, 2025 to shareholders of record at the close of business on September 12, 2025. The estimated aggregate payment of this dividend is $155 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the intention to provide shareholders with regular and increasing dividends as earnings and cash flows increase.

12. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2025	2024
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$452	$222
Denominator:
Weighted-average common shares outstanding for basic earnings per share	574,073,104	576,375,433
Weighted-average effect of dilutive securities:
Weighted-average effect of dilutive securities - Employee equity awards	4,908,053	2,575,343
Weighted-average common shares outstanding for diluted earnings per share	578,981,157	578,950,776
Basic and diluted earnings per share:
Basic earnings per share	$0.79	$0.39
Diluted earnings per share	$0.78	$0.38

	Six Months Ended June 30,
	2025	2024
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$847	$456
Denominator:
Weighted-average common shares outstanding for basic earnings per share	574,556,455	575,913,549
Weighted-average effect of dilutive securities - Employee equity awards	4,922,867	3,027,384
Weighted-average common shares outstanding for diluted earnings per share	579,479,322	578,940,933
Basic and diluted earnings per share:
Basic earnings per share	$1.47	$0.79
Diluted earnings per share	$1.46	$0.79
In the tables above, employee equity awards from our PSU program, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three and six months ended June 30, 2025 and 2024.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$82	$82	$—	$—
Time deposits	2	2	—	—
Total assets at fair value	$84	$84	$—	$—

	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$166	$166	$—	$—
Swedish mortgage bonds	13	—	13	—
Time deposits	5	—	5	—
Total assets at fair value	$184	$166	$18	$—
Derivative Instruments
We utilize foreign exchange contracts primarily to reduce the volatility of earnings and cash flows associated with changes in foreign exchange rates. As of June 30, 2025, we have utilized these foreign exchange forward contracts as net investment hedges of certain foreign subsidiaries, with changes in fair value recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets, and as cash flow hedges of certain foreign currency-denominated revenues and expenses, with fair value changes initially recorded in accumulated other comprehensive income. For our cash flow hedges, when the forecasted transaction affects earnings, or in the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the related gain or loss to revenue or operating expenses, as applicable.
We have also utilized foreign exchange forward contracts as economic hedges of foreign currency-denominated assets and liabilities that are not designated as hedging instruments. The fair value changes of these contracts are recorded in general, administrative and other expenses in the Condensed Consolidated Statements of Income, together with the re-measurement gain or loss from the hedged balance sheet position.
All derivative contracts are measured at fair value using Level 2 inputs based on observable foreign currency exchange rates and interest rates, and recorded under other current assets and other current liabilities in the Condensed Consolidated Balance Sheets. As of June 30, 2025 and December 31, 2024, the fair value of these contracts was not material and therefore not included in the tables above. We do not use derivative instruments for trading or speculative purposes.
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
We also consider our debt obligations to be financial instruments. As of June 30, 2025, all of our outstanding debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2022 Revolving Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. We may be exposed to changes in interest rates on amounts outstanding from the sale of commercial paper under our commercial paper program. The fair value of our remaining debt obligations utilizing discounted cash flow analyses for our floating rate debt, and prevailing market rates for our fixed rate debt was $8.6 billion as of June 30, 2025 and $8.8 billion as of December 31, 2024. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of June 30, 2025 and December 31, 2024, there were no non-financial assets measured at fair value on a non-recurring basis.
14. CLEARING OPERATIONS
Nasdaq Clearing
Nasdaq Clearing is authorized and supervised under EMIR as a multi-asset clearinghouse by the SFSA. Such authorization is effective for all member states of the European Union and certain other non-member states that are part of the European Economic Area, including Norway. The clearinghouse acts as the CCP for exchange and OTC trades in equity derivatives, fixed income derivatives, resale and repurchase contracts, power derivatives, emission allowance derivatives, and seafood derivatives. In January 2025, we entered into an agreement to transfer existing open positions in our Nordic power futures business to a European exchange, which was completed in June 2025. See Note 4, "Divestitures," for further discussion. Additionally, beginning in January 2025, Nasdaq no longer offered seafood derivatives clearing and has settled all open positions as of March 31, 2025.
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

Default Fund Contributions and Margin Deposits
As of June 30, 2025, clearing member default fund contributions and margin deposits were as follows:

	June 30, 2025
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$1,198	$149	$1,347
Margin deposits	4,020	6,771	10,791
Total	$5,218	$6,920	$12,138
Of the total default fund contributions of $1,347 million, Nasdaq Clearing can utilize $1,259 million as capital resources in the event of a counterparty default. The remaining balance of $88 million pertains to member posted surplus balances.
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
Nasdaq Clearing has invested the total cash contributions of $5,218 million as of June 30, 2025 and $5,664 million as of December 31, 2024, in accordance with its investment policy as follows:

	June 30, 2025	December 31, 2024
	(in millions)
Demand deposits	$2,576	$3,616
Central bank certificates	698	767
Restricted cash and cash equivalents	$3,274	$4,383
European government debt securities	320	465
Reverse repurchase agreements	1,394	610
Multilateral development bank debt securities	230	206
Investments	$1,944	$1,281
Total	$5,218	$5,664
In the table above, the change from December 31, 2024 to June 30, 2025 includes a favorable impact from currency translation adjustments of $616 million for restricted cash and cash equivalents and $288 million for investments.
For the six months ended June 30, 2025 and 2024, investments related to default funds and margin deposits, net includes purchases of investment securities of $45,490 million and $22,446 million, respectively, and proceeds from sales and redemptions of investment securities of $45,115 million and $22,532 million, respectively.
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

In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of June 30, 2025, Nasdaq Clearing committed capital totaling $157 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis the estimated liability was nominal and no liability was recorded as of June 30, 2025.
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
•junior capital contributed by Nasdaq Clearing, which totaled $46 million as of June 30, 2025;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial or commodities market), which includes capital contributions of the clearing members on a pro-rata basis; and
•fully segregated senior capital for each specific market contributed by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $24 million as of June 30, 2025.
If additional funds are needed after utilization of the liability waterfall, or if part of the waterfall has been utilized and needs to be replenished, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.

In addition to the capital held to withstand counterparty defaults described above, Nasdaq Clearing also has committed capital of $87 million to ensure that it can handle an orderly wind-down of its operation, and that it is adequately protected against investment, operational, legal, and business risks.
Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative contracts outstanding prior to netting:

June 30, 2025
(in millions)
Commodity forwards	$14
Fixed-income swaps and forwards	1,140
Stock options and forwards	352
Index options and forwards	57
Total	$1,563
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
Derivative Contracts Cleared
The following table presents the total number of derivative contracts cleared through Nasdaq Clearing for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Commodity and seafood options, futures and forwards	137,217	114,432
Fixed-income swaps, futures and forwards	8,657,081	9,699,691
Stock options, futures and forwards	11,785,557	11,827,220
Index options, futures and forwards	17,290,381	18,480,430
Total	37,870,236	40,121,773
In the table above, the total volume in cleared power related to commodity contracts was 272 Terawatt hours (TWh) and 257 TWh for the six months ended June 30, 2025 and 2024, respectively. As noted above, beginning in January 2025, Nasdaq no longer offered seafood derivatives clearing.
Resale and Repurchase Agreements Contracts Outstanding and Cleared
The outstanding contract value of resale and repurchase agreements was $0.8 billion and $3.4 billion as of June 30, 2025 and 2024, respectively. The total number of resale and repurchase agreements contracts cleared was 1,606,945 and 2,431,690 for the six months ended June 30, 2025 and 2024, respectively.
15. LEASES
We have operating leases, which are primarily real estate leases, predominantly for our U.S. and European headquarters, data centers and for general office space. The following table provides supplemental balance sheet information related to Nasdaq’s operating leases:

	Balance Sheet Classification	June 30, 2025	December 31, 2024
Assets:		(in millions)
Operating lease assets	Operating lease assets	$441	$375

Liabilities:
Current lease liabilities	Other current liabilities	$57	$55
Non-current lease liabilities	Operating lease liabilities	453	388
Total lease liabilities		$510	$443
The following table summarizes Nasdaq’s lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Operating lease cost	$21	$19	$39	$40
Variable lease cost	10	9	20	18
Sublease income	(1)	(1)	(1)	(2)
Total lease cost	$30	$27	$58	$56
In the table above, operating lease costs include short-term lease costs, which were immaterial.
The following table reconciles the undiscounted cash flows for the following years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheets.

June 30, 2025
(in millions)
Remainder of 2025	$36
2026	78
2027	73
2028	70
2029	67
2030+	287
Total lease payments	$611
Less: interest	(101)
Present value of lease liabilities	$510
In the table above, interest is calculated using the interest rate for each lease. Present value of lease liabilities includes the current portion of $57 million.
Total lease payments in the table above excludes $19 million of legally binding minimum lease payments for leases signed but not yet commenced.

The following table provides information related to Nasdaq’s lease term and discount rate:

June 30, 2025
Weighted-average remaining lease term (in years)	8.7

Weighted-average discount rate	4.2%
The following table provides supplemental cash flow information related to Nasdaq’s operating leases:

	Six Months Ended June 30,
	2025	2024
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$39	$42

Lease assets obtained in exchange for operating lease liabilities	$91	$22
16. INCOME TAXES
Income Tax Provision
The following tables present our income tax provision and effective tax rate:

	Three Months Ended June 30,
	2025	2024
	(in millions)
Income tax provision	$96	$119
Effective tax rate	17.5%	34.9%

	Six Months Ended June 30,
	2025	2024
	(in millions)
Income tax provision	$190	$198
Effective tax rate	18.3%	30.3%
The lower effective tax rate for the three and six months ended June 30, 2025, as compared to the prior year periods, was primarily due to a tax benefit related to payments made to former Adenza employees and the completion of an intra-group transfer of certain intellectual property rights to the U.S. headquarters in June of 2024.
The effective tax rate may vary from period to period depending on, among other factors, the geographic and business mix of earnings and losses. These and other factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
On July 4, 2025, the One Big Beautiful Bill Act, or OBBBA, was signed into law. As the enactment occurred after the close of the second quarter, any impact of the OBBBA is not reflected in our condensed consolidated financial statements. We are currently evaluating the comprehensive financial impact of the OBBBA and while we anticipate a positive impact, we do not expect it to be material to earnings in future periods.
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
17. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $4 million as of June 30, 2025 and December 31, 2024. As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $203 million as of June 30, 2025 and $174 million as of December 31, 2024 in available liquidity, none of which was utilized.
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
Legal and Regulatory Matters
European Commission Matter
In September 2024, the European Commission conducted an inspection at the Nasdaq Stockholm offices. The inspection related to a potential competition law concern regarding the trading of Nordic financial derivatives. We have been cooperating with the European Commission, but are uncertain about the duration or ultimate outcome of the European Commission’s review, or to the extent there is any finding against us, the nature of any remedies or the amount of any fines.
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
The following tables present certain information regarding our business segments for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
	(in millions)
Capital Access Platforms:
Total revenues	$527	$481
Direct and directly consumed expenses	180	169
Other expenses	41	41
Operating income	$306	$271
Depreciation and amortization	12	11
Purchase of property and equipment	15	12
Financial Technology:
Total revenues	$464	$420
Direct and directly consumed expenses	220	199
Other expenses	27	22
Operating income	$217	$199
Depreciation and amortization	13	10
Purchase of property and equipment	29	24
Market Services:
Total revenues	$1,090	$883
Transaction-based expenses	(784)	(633)
Revenues less transaction-based expenses	306	250
Direct and directly consumed expenses	92	83
Other expenses	20	21
Operating income	$194	$146
Depreciation and amortization	11	10
Purchase of property and equipment	15	16
Corporate Items:
Total revenues	$9	$8
Other expenses	158	201
Operating loss	(149)	$(193)
Amortization of acquired intangible assets	122	122
Consolidated:
Total revenues	$2,090	$1,792
Transaction-based expenses	(784)	(633)
Revenues less transaction-based expenses	$1,306	$1,159
Direct and directly consumed expenses	492	451
Other expenses	246	285
Operating income	$568	$423
Depreciation and amortization	158	153
Purchase of property and equipment	59	52

	Six Months Ended June 30,
	2025	2024
	(in millions)
Capital Access Platforms
Total revenues	$1,042	$960
Direct and directly consumed expenses	348	325
Other expenses	81	84
Operating income	$613	$551

Depreciation and amortization	23	21
Purchase of property and equipment	28	21
Financial Technology
Total revenues	$896	$813
Direct and directly consumed expenses	426	392
Other expenses	56	46
Operating income	$414	$375

Depreciation and amortization	25	22
Purchase of property and equipment	51	45
Market Services
Total revenues	$2,224	$1,678
Transaction-based expenses	(1,637)	(1,192)
Revenues less transaction-based expenses	$587	$486
Direct and directly consumed expenses	180	166
Other expenses	40	43
Operating income	$367	$277

Depreciation and amortization	22	21
Purchase of property and equipment	29	25
Corporate
Total revenues	$18	$18
Other expenses	297	388
Operating loss	$(279)	$(370)

Amortization of acquired intangible assets	243	244

Consolidated
Total revenues	$4,180	$3,469
Transaction-based expenses	(1,637)	(1,192)
Revenues less transaction-based expenses	$2,543	$2,277
Direct and directly consumed expenses	954	883
Other expenses	474	561
Operating income	$1,115	$833

Depreciation and amortization	313	308
Purchase of property and equipment	108	91

Direct and directly consumed expenses in the preceding tables represent costs for resources directly used by the segment for revenue generating activities. Other expenses include indirect overhead costs allocated to our segments. During the first year of integration of certain significant acquisitions such as Adenza or Verafin, the allocation of these indirect overhead costs to the Financial Technology segment were phased in and therefore these allocations may change in the future. Other expenses also includes expenses allocated to our Corporate segment. The following tables summarize revenues and expenses allocated to our Corporate segment:

	Three Months Ended June 30,
	2025	2024
	(in millions)
Revenues:
Divestiture	$9	$8
Expenses:
Amortization expense of acquired intangible assets	122	122
Merger and strategic initiatives expense	20	4
Restructuring charges	9	56
Legal and regulatory matters	1	13
Expenses - divestiture	5	4
Other	1	2
Total expenses	$158	$201
Operating loss	$(149)	$(193)

	Six Months Ended June 30,
	2025	2024
	(in millions)
Revenues:
Divestiture	$18	$18
Expenses:
Amortization expense of acquired intangible assets	243	244
Merger and strategic initiatives expense	44	13
Restructuring charges	15	82
Legal and regulatory matters	4	16
Gain on extinguishment of debt	(19)	—
Pension settlement charge	—	23
Expenses - divestiture	9	8
Other	1	2
Total expenses	$297	$388
Operating loss	$(279)	$(370)
For further discussion of our segments’ results, see “Segment Operating Results,” of “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
The items in the preceding tables are not included in the measurement of segment profitability reviewed by our CODM, as we believe they do not contribute to a meaningful evaluation of a particular segment’s ongoing operating performance. Management does not consider these items for the purpose of evaluating the performance of our segments or their managers or when making decisions to allocate resources. Therefore, we believe performance measures excluding the below items provide management with a useful representation of our segments’ ongoing activity in each period. These items, which are presented in the tables above, include the following:
•Revenues and expenses - divestiture: In January 2025, we entered into an agreement to transfer existing open positions in our Nordic power futures business to a European exchange. In June 2025, this transaction was completed and consideration was received. Migration of open positions are planned to take place by the end of the first quarter of 2026. We expect to wind down commodities clearing and trading services by the end of the second quarter of 2026, and the business to be wound down in the months following. In connection with the successful migration of open positions, Nasdaq may receive additional consideration in 2026 and 2027, and is expected to release regulatory capital in the medium term. Revenues and expenses related to this transaction are included as revenues and expenses - divestiture.
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

◦For the three and six months ended June 30, 2025 and 2024, these costs included Adenza integration costs and other strategic initiative costs. For the three and six months ended June 30, 2024, these costs were partially offset by recognition of a termination fee due to Nasdaq in the second quarter of 2024, related to the termination of the then proposed divestiture of our Nordic power futures business. For the three and six months ended June 30, 2025 these costs included a repayment of this fee due to the closing of the transaction with another buyer, as designated in the settlement agreement.
•Restructuring charges: See Note 19, “Restructuring Charges,” for further discussion of these plans.
•Other items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. Other items primarily include:
◦Gain on extinguishment of debt: For the six months ended June 30, 2025, this includes a gain on extinguishment of debt, which is recorded in general, administrative and other expense in the Condensed Consolidated Statements of Income.
◦Legal and regulatory matters: For the three and six months ended June 30, 2025, this includes accruals relating to certain legal matters, which are recorded in professional and contract services in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2024, this primarily related to settlement of an SFSA fine.
◦Pension settlement charge: For the six months ended June 30, 2024, we recorded a pre-tax loss as a result of settling our U.S. pension plan. The plan was terminated and partially settled in 2023, with final settlement occurring during the first quarter of 2024. The pre-tax charge is recorded in compensation and benefits in the Condensed Consolidated Statements of Income. See Note 9, “Retirement Plans,” for further discussion.
Geographic Data
The following tables present total gross revenues by geographic area for the three and six months ended June 30, 2025 and 2024. Revenues are classified based upon the location of the customer.

	Three Months Ended June 30,
	2025	2024
	(in millions)
United States	$1,688	$1,421
All other countries	402	371
Total	$2,090	$1,792

	Six Months Ended June 30,
	2025	2024
	(in millions)
United States	$3,385	$2,725
All other countries	795	744
Total	$4,180	$3,469
No single customer accounted for 10.0% or more of our revenues for the three and six months ended June 30, 2025 and 2024.
The following table presents property and equipment, net by geographic area as of June 30, 2025 and December 31, 2024. Property and equipment information is based on the physical location of the assets.

(in millions)	June 30, 2025	December 31, 2024
United States	$442	$425
All other countries	214	168
Total	$656	$593
Property and equipment, net for all other countries primarily includes assets held in Sweden.
19. RESTRUCTURING CHARGES
In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. We further expanded this program in the fourth quarter of 2024 to accelerate our momentum. In connection with this program, we expect to incur approximately $140 million in pre-tax charges. We have incurred costs principally related to employee-related costs, contract terminations, asset impairments and other related costs and expect to incur additional costs in these areas in an effort to accelerate efficiencies through location strategy and enhanced AI capabilities. Actions taken as part of this program are expected to be completed by the end of 2025, while certain costs may be recognized in the first half of 2026. We expect to achieve benefits primarily in the form of expense synergies with approximately $130 million net expense synergies actioned through June 30, 2025.

Costs related to these programs are recorded as restructuring charges in the Condensed Consolidated Statements of Income.
The following table presents a summary of the Adenza restructuring program and our divisional realignment program charges for the three and six months ended June 30, 2025 and 2024 as well as total program costs incurred since the inception date of each program.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)
Asset impairment charges
Adenza restructuring	$—	$24	$—	$24
Divisional realignment	—	4	—	4
Consulting services
Adenza restructuring	1	3	2	3
Divisional realignment	—	11	—	21
Employee-related costs
Adenza restructuring	7	8	11	12
Divisional realignment	—	3	—	6
Other
Adenza restructuring	1	2	1	5
Divisional realignment	—	1	—	7
Total restructuring charges	$9	$56	$14	$82

Total Program Costs Incurred
Adenza restructuring	$86
Divisional realignment*	$139
____________
* In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional realignment program with a focus on realizing the full potential of this structure. As of September 30, 2024, we completed our divisional realignment program.

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
Second Quarter 2025 Highlights
•Nasdaq extended its listing leadership to 46 consecutive quarters. Nasdaq had the highest number of first half listings since 2021. In the second quarter, Nasdaq welcomed 38 U.S. operating company IPOs that raised more than $3.5 billion in proceeds. Nasdaq maintained momentum in its efforts to attract listed companies to switch exchanges to Nasdaq, bringing nearly $50 billion in market value in the second quarter and over $270 billion year-to-date.
•Index had $20 billion in net inflows, in the second quarter. ETP AUM reached $745 billion at quarter-end, an all-time high. Nasdaq launched 33 new Index products in the second quarter, including 21 international products, 12 in partnership with new Index clients, and 7 in the institutional insurance annuity space.
•The Financial Technology segment delivered 12% ARR growth, reflecting an increase in new clients, cross-sells and upsells.
•Market Services delivered record cash equities and derivatives revenue in the U.S. Nasdaq achieved record U.S. cash equities volumes in the quarter. During the Russell reconstitution, Nasdaq’s Closing Cross successfully executed a record $102.5 billion dollars in notional value.
Macroeconomic environment
Our business performance can be positively or negatively impacted by a number of factors, including general economic conditions, the geopolitical environment, current or expected inflation, interest rate fluctuations, the threat or imposition of broad-based tariffs, market volatility, changes in investment patterns and priorities, regulatory changes, pandemics and other factors that are generally beyond our control. For example, higher overall U.S. trading volumes in the first six months of 2025, as compared to the same period in 2024, has led to an increase in our U.S. Equity Derivative Trading and U.S. Cash Equity Trading revenues. Market factors also contributed to higher valuations in Nasdaq Indices and higher overall volumes in Index derivatives, and continue to support an active sales pipeline across our Financial Technology solutions and an improving IPO landscape. To the extent that global or national economic conditions weaken and result in slower growth or recessions, our business may be negatively impacted.

Nasdaq’s Operating Results
The following tables summarize our financial performance for the three and six months ended June 30, 2025 compared to the same period in 2024. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended June 30,		Percentage Change
	2025	2024
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$1,306	$1,159	12.7%
Operating expenses	738	736	0.3%
Operating income	$568	$423	34.2%
Net income attributable to Nasdaq	$452	$222	103.0%
Diluted earnings per share	$0.78	$0.38	103.0%
Cash dividends declared per common share	$0.27	$0.24	12.5%

	Six Months Ended June 30,		Percentage Change
	2025	2024
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$2,543	$2,277	11.7%
Operating expenses	1,428	1,444	(1.1)%
Operating income	$1,115	$833	33.8%
Net income attributable to Nasdaq	$847	$456	85.5%
Diluted earnings per share	$1.46	$0.79	85.4%
Cash dividends declared per common share	$0.51	$0.46	10.9%
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
The following chart summarizes our quarterly annualized SaaS revenues for Solutions, which comprises our Capital Access Platforms and Financial Technology segments, for June 30, 2025 and 2024 (in millions):
SEGMENT OPERATING RESULTS
The following tables present our revenues by segment:

	Three Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Capital Access Platforms	$527	$481	9.8%
Financial Technology	464	420	10.3%
Market Services	1,090	883	23.3%
Other revenues	9	8	4.7%
Total revenues	$2,090	$1,792	16.5%
Transaction rebates	(629)	(483)	30.2%
Brokerage, clearance and exchange fees	(155)	(150)	3.0%
Total revenues less transaction-based expenses	$1,306	$1,159	12.7%

	Six Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Capital Access Platforms	$1,042	$960	8.6%
Financial Technology	896	813	10.3%
Market Services	2,224	1,678	32.5%
Other revenues	18	18	(0.7)%
Total revenues	$4,180	$3,469	20.5%
Transaction rebates	(1,208)	(965)	25.2%
Brokerage, clearance and exchange fees	(429)	(227)	89.3%
Total revenues less transaction-based expenses	$2,543	$2,277	11.7%

The following charts present our Capital Access Platforms, Financial Technology and Market Services segments as a percentage of our total revenues, less transaction-based expenses.
Capital Access Platforms
The following tables present revenues and ARR from our Capital Access Platforms segment:

	Three Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Data & Listing Services	$198	$187	6.3%
Index	196	167	17.2%
Workflow & Insights	133	127	5.2%
Total Capital Access Platforms	$527	$481	9.8%

	Six Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Data & Listing Services	$391	$372	4.9%
Index	388	336	15.7%
Workflow & Insights	263	252	4.5%
Total Capital Access Platforms	$1,042	$960	8.6%

	As of June 30,
	2025	2024
ARR (in millions)	$1,315	$1,226

Data & Listing Services Revenues
The following tables present key drivers from our Data & Listing Services business:

	Three Months Ended June 30,
	2025	2024
IPOs
The Nasdaq Stock Market	79	39
The Nasdaq Stock Market - SPACs	41	8
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	6	5
Total new listings
The Nasdaq Stock Market	194	84
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	6	10

	Six Months Ended June 30,
	2025	2024
IPOs
The Nasdaq Stock Market	142	66
The Nasdaq Stock Market - SPACs	59	13
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	10	6
Total new listings
The Nasdaq Stock Market	364	163
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	15	12

	As of June 30,
	2025	2024
Number of listed companies
The Nasdaq Stock Market	4,238	4,004
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,148	1,198

ARR (in millions)	726	668
In the tables above:
•The number of total listed companies on The Nasdaq Stock Market for the six months ended June 30, 2025 and 2024 included 914 and 645 ETPs, respectively.
•IPOs, new listings (which includes IPOs) and total listed companies for exchanges that comprise Nasdaq Nordic and Nasdaq Baltic represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies listed on the alternative markets of Nasdaq First North.
Data & Listing Services revenues increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 due to new listings, data new sales and usage, and pricing, partially offset by delistings and lower amortization of prior period initial listing fees.
Index Revenues
The following table presents key drivers from our Index business:

	As of or Three Months Ended June 30,
	2025	2024
Number of licensed ETPs	422	373
TTM change in period end ETP AUM tracking Nasdaq indices (in billions)
Beginning balance	$569	$418
Net appreciation (depreciation)	88	115
Net impact of ETP sponsor switches	—	(17)
Net inflows	88	53
Ending balance	$745	$569
Quarterly average ETP AUM tracking Nasdaq indices (in billions)	$663	$531

ARR (in millions)	$80	$74
In the table above, TTM represents trailing twelve months. The number of listed ETPs as of June 30, 2024 was updated to reflect a revised methodology whereby an ETP listed on multiple exchanges is counted as one product, rather than formerly being counted per exchange. This change had no impact on reported AUM.
Index revenues increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 primarily due to higher average AUM in exchange traded products linked to Nasdaq indices and growth in trading volume on derivatives contracts linked to the Nasdaq-100 Index. The increase in the first six months ending June 30, 2025 is partially offset by a $16 million one-time item recognized in the first quarter of 2024 related to a legal settlement to recoup revenue.
Workflow & Insights Revenues
The following table presents key drivers from our Workflow & Insights business:

	As of or Three Months Ended June 30,
	2025	2024
	(in millions)
ARR	$509	$484
Quarterly annualized SaaS revenues	439	414
Workflow & Insights revenues increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 reflecting an increase in analytics revenues, largely driven by eVestment and Nasdaq Alternative Data sales growth.

Financial Technology
The following tables present revenues from our Financial Technology segment:

	Three Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Financial Crime Management Technology	$81	$67	19.7%
Regulatory Technology	104	95	9.6%
Capital Markets Technology	279	258	8.1%
Total Financial Technology	$464	$420	10.3%

	Six Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Financial Crime Management Technology	$157	$131	20.1%
Regulatory Technology	206	186	10.7%
Capital Markets Technology	533	496	7.6%
Total Financial Technology	$896	$813	10.3%
Financial Crime Management Technology Revenues
The following table presents key drivers for our Financial Crime Management Technology business:

	As of or Three Months Ended June 30,
	2025	2024
	(in millions)
ARR and Quarterly annualized SaaS revenues	$308	$258
Financial Crime Management Technology revenues increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 primarily due to higher subscription revenues from new sales and price increases to existing clients, and revenue from new clients.
Regulatory Technology Revenues
The following table presents key drivers for our Regulatory Technology business:

	As of or Three Months Ended June 30,
	2025	2024
	(in millions)
ARR	$376	$338
Quarterly annualized SaaS revenues	204	180
Regulatory Technology revenues increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 primarily due to increased subscription revenue from new sales and price increases to existing clients, and revenue from new clients from our AxiomSL and Surveillance product offerings.
Capital Markets Technology Revenues
The following table presents key drivers for our Capital Markets Technology business:

	As of or Three Months Ended June 30,
	2025	2024
	(in millions)
ARR	$932	$846
Quarterly annualized SaaS revenues	147	123
Capital Markets Technology revenues increased for the three and six months ended June 30, 2025 compared with the same periods in 2024. The increase was primarily due to higher subscription revenues from new sales and price increases to existing clients, and revenue from new clients across all businesses and higher market technology professional services revenues.
Market Services
The following tables present revenues from our Market Services segment:

	Three Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Market Services	$1,090	$883	23.3%
Transaction-based expenses:
Transaction rebates	(629)	(483)	30.2%
Brokerage, clearance and exchange fees	(155)	(150)	3.0%
Total Market Services, net	$306	$250	22.4%

	Six Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Market Services	$2,224	$1,678	32.5%
Transaction-based expenses:
Transaction rebates	(1,208)	(965)	25.2%
Brokerage, clearance and exchange fees	(429)	(227)	89.3%
Total Market Services, net	$587	$486	20.6%

The following tables present net revenues by product from our Market Services segment:

	Three Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
U.S. Equity Derivative Trading	$114	$90	26.6%
Cash Equity Trading	135	112	21.3%
U.S. Tape plans	37	31	18.6%
Other	20	17	14.4%
Total Market Services, net	$306	$250	22.4%

	Six Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
U.S. Equity Derivative Trading	$222	$181	22.3%
Cash Equity Trading	255	212	20.7%
U.S. Tape plans	70	59	18.2%
Other	40	34	14.5%
Total Market Services, net	$587	$486	20.6%
In the preceding tables, Other includes Nordic fixed income trading & clearing, Nordic derivatives and Canadian cash equities trading.

U.S. Equity Derivative Trading
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative Trading business:

	Three Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
U.S. Equity Derivative Trading Revenues	$415	$334	24.4%
Section 31 fees	15	19	(22.0)%
Transaction-based expenses:
Transaction rebates	(300)	(243)	23.6%
Section 31 fees	(15)	(19)	(22.0)%
Brokerage and clearance fees	(1)	(1)	16.7%
U.S. Equity Derivative Trading Revenues, net	$114	$90	26.6%

	Six Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
U.S. Equity Derivative Trading Revenues	$817	$657	24.4%
Section 31 fees	47	30	55.0%
Transaction-based expenses:
Transaction rebates	(593)	(474)	25.1%
Section 31 fees	(47)	(30)	55.0%
Brokerage and clearance fees	(2)	(2)	49.9%
U.S. Equity Derivative Trading Revenues, net	$222	$181	22.3%
Section 31 fees are recorded as U.S. equity derivative and U.S. cash equity trading revenues with a corresponding amount recorded in transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value traded. Section 31 fees decreased for the three months of 2025 compared with the same period in 2024 primarily due to a lower average SEC fee rate. The increase in the first six months of 2025 compared with the same period in 2024 is primarily due to higher average SEC fee rates, partially offset by a rate change in the second quarter of 2025. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Three Months Ended June 30,
	2025	2024

Total industry average daily volume (in millions)	52.5	42.1
Nasdaq PHLX matched market share	9.6%	9.9%
The Nasdaq Options Market matched market share	4.3%	5.5%
Nasdaq BX Options matched market share	1.7%	2.3%
Nasdaq ISE Options matched market share	6.6%	6.9%
Nasdaq GEMX Options matched market share	4.4%	2.6%
Nasdaq MRX Options matched market share	2.8%	2.1%
Total matched market share executed on Nasdaq’s exchanges	29.4%	29.3%

	Six Months Ended June 30,
	2025	2024
U.S. equity options
Total industry average daily volume (in millions)	53.0	42.7
Nasdaq PHLX matched market share	9.4%	10.1%
The Nasdaq Options Market matched market share	4.7%	5.4%
Nasdaq BX Options matched market share	1.7%	2.3%
Nasdaq ISE Options matched market share	6.7%	6.6%
Nasdaq GEMX Options matched market share	4.0%	2.6%
Nasdaq MRX Options matched market share	2.8%	2.3%
Total matched market share executed on Nasdaq’s exchanges	29.3%	29.3%
U.S. equity derivative trading revenues and U.S. equity derivative trading revenues, net increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 primarily due to higher industry trading volumes.
Transaction rebates, in which we credit a portion of the execution charge to the market participant, increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 primarily due to higher industry trading volumes.
Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity Trading business:

	Three Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Cash Equity Trading Revenues	$463	$353	31.5%
Section 31 fees	133	124	6.7%
Transaction-based expenses:
Transaction rebates	(322)	(235)	37.0%
Section 31 fees	(133)	(124)	6.7%
Brokerage and clearance fees	(6)	(6)	(8.9)%
Cash equity trading revenues, net	$135	$112	21.3%

	Six Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Cash Equity Trading Revenues	$870	$703	23.9%
Section 31 fees	367	184	99.4%
Transaction-based expenses:
Transaction rebates	(602)	(480)	25.4%
Section 31 fees	(367)	(184)	99.4%
Brokerage and clearance fees	(13)	(11)	11.6%
Cash equity trading revenues, net	$255	$212	20.7%
See the discussion above for an explanation of Section 31 fees for the three and six months ended June 30, 2025 as compared with the same period in 2024.

	Three Months Ended June 30,
	2025	2024
Total U.S.-listed securities
Total industry average daily share volume (in billions)	18.4	11.8
Matched share volume (in billions)	158.4	119.3
The Nasdaq Stock Market matched market share	13.5%	15.6%
Nasdaq BX matched market share	0.3%	0.3%
Nasdaq PSX matched market share	0.1%	0.2%
Total matched market share executed on Nasdaq’s exchanges	13.9%	16.1%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	47.7%	42.9%
Total market share	61.6%	59.0%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	804,121	663,897
Total average daily value of shares traded (in billions)	$5.7	$4.7
Total market share executed on Nasdaq’s exchanges	71.9%	74.1%

	Six Months Ended June 30,
	2025	2024
Total U.S.-listed securities
Total industry average daily share volume (in billions)	17.1	11.8
Matched share volume (in billions)	295.5	236.0
The Nasdaq Stock Market matched market share	13.8%	15.7%
Nasdaq BX matched market share	0.3%	0.3%
Nasdaq PSX matched market share	0.1%	0.2%
Total matched market share executed on Nasdaq’s exchanges	14.2%	16.2%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	47.9%	42.2%
Total market share	62.1%	58.4%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	796,426	665,183
Total average daily value of shares traded (in billions)	$5.5	$4.7
Total market share executed on Nasdaq’s exchanges	71.2%	73.3%
Cash equity trading revenues and cash equity trading revenues, net increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 primarily due to higher U.S. and European industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges and lower capture rate.
Transaction rebates increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 primarily due to higher U.S. industry volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq’s exchanges. For The Nasdaq Stock Market and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity.
U.S. Tape Plans
The following tables present revenues from our U.S. Tape plans business:

	Three Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
U.S. Tape plans	$37	$31	18.6%

	Six Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
U.S. Tape plans	$70	$59	18.2%
U.S. Tape plans revenues increased for the three and the first six months of 2025 compared with the same periods in 2024 primarily due to usage volume, higher share and higher one-time industry-wide adjustments.
Other
Other includes Nordic fixed income trading and clearing, Nordic derivatives and Canadian cash equities trading. The following tables present revenues from our Other business:

	Three Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Other	$20	$17	14.4%

	Six Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Other	$40	$34	14.5%
In the preceding tables, Other is presented net of Canadian cash equity transaction rebates of $7 million and $5 million for the three months ended June 30, 2025 and 2024, respectively, and $13 million and $11 million for the six months ended June 30, 2025 and 2024, respectively.
Other revenues increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 due to an increase in Nordic derivatives revenues and Canadian cash equity revenues.
Other Revenues
For the three and six months ended June 30, 2025 and 2024, Other revenues include revenues related to our Nordic power futures business. See Note 4, "Divestitures," for further discussion.

EXPENSES
Operating Expenses
The following tables present our operating expenses:

	Three Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Compensation and benefits	$352	$328	7.3%
Professional and contract services	39	39	(0.7)%
Technology and communication infrastructure	79	69	14.9%
Occupancy	30	27	6.1%
General, administrative and other	23	30	(20.4)%
Marketing and advertising	14	12	17.0%
Depreciation and amortization	158	153	3.0%
Regulatory	14	18	(23.3)%
Merger and strategic initiatives	20	4	454.2%
Restructuring charges	9	56	(83.6)%
Total operating expenses	$738	$736	0.3%

	Six Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Compensation and benefits	$681	$669	1.8%
Professional and contract services	75	72	3.5%
Technology and communication infrastructure	156	135	15.4%
Occupancy	58	56	3.0%
General, administrative and other	29	58	(49.6)%
Marketing and advertising	28	23	21.3%
Depreciation and amortization	313	308	1.8%
Regulatory	29	28	3.0%
Merger and strategic initiatives	44	13	244.3%
Restructuring charges	15	82	(82.3)%
Total operating expenses	$1,428	$1,444	(1.1)%
The increase in compensation and benefits expense for the three and six months ended June 30, 2025 compared with the same periods in 2024 was primarily driven by increased headcount and higher incentive compensation. The increase in the first six month of 2025 compared with the same period in 2024 was partially offset by a pre-tax charge of $23 million in the first quarter of 2024 resulting from the finalization of the termination of our pension plan.
Headcount, including employees of non-wholly owned consolidated subsidiaries, increased to 9,492 employees as of June 30, 2025 from 8,658 employees as of June 30, 2024, as we support revenue growth and innovation.
Professional and contract services expense remained relatively flat for the three months of 2025 compared with the same period in 2024. Professional and contract services expense increased in the first six months of 2025 compared with the same period in 2024 primarily due to certain legal fee accruals.
Technology and communication infrastructure expense increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 primarily due to increased investment in technology, particularly our cloud initiatives and software licensing.
Occupancy expense increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 primarily due to colocation data center growth.
General, administrative and other expense decreased for the three months ended June 30, 2025 as compared with the same period in 2024 due to a change in classification of costs related to the CAT from general, administrative and other expense to regulatory expense, beginning in the fourth quarter of 2024. The decrease for the first six months of 2025 compared with the same period in 2024 is primarily due to a gain on extinguishment of debt recorded in the first six months of 2025 as well as the reclassification described above. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
Marketing and advertising expense increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 primarily due to higher client incentive spending resulting from increased IPO activity.
Depreciation and amortization expense increased slightly for the three and six months ended June 30, 2025 compared with the same period in 2024 due to increased depreciation of capitalized software projects.
Regulatory expense decreased for the three months ended June 30, 2025 compared with the same period in 2024 primarily due to the settlement of an SFSA fine in the second quarter of 2024, partially offset by an increase relating to a change in classification of costs related to the CAT described above. Regulatory expense increased in the first six months of 2025 as compared with the same period in 2024, as the impacts described above were more than offset by an increase in CAT operating fees.

We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years, which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs and vary based on the size and frequency of the activities described above. For the three and six months ended June 30, 2025, and June 30, 2024 these costs included Adenza integration costs and other strategic initiative costs. For the three and six months ended June 30, 2024, these costs were partially offset by recognition of a termination fee due to Nasdaq in the second quarter of 2024 related to the termination of the then proposed divestiture of our Nordic power futures business. For the three and six months ended June 30, 2025, these costs included a repayment of a portion of this fee due to the closing of the transaction with another buyer, as designated in the settlement agreement.
Restructuring charges decreased for the three and six months ended June 30, 2025 compared with the same periods in 2024 primarily due to the completion of our divisional realignment program in September 2024.
We further expanded our Adenza restructuring program in the fourth quarter of 2024 to accelerate our momentum. In connection with this program, we expect to incur approximately $140 million in pre-tax charges. Actions taken as part of this program are expected to be completed by the end of 2025, while certain costs may be recognized in the first half of 2026. We expect to achieve benefits primarily in the form of expense synergies with annual cost savings of $140 million by the end of 2025, inclusive of the $80 million of net expense synergies related to the AxiomSL and Calypso acquisition. We have actioned approximately $130 million of net expense synergies through June 30, 2025.
For further discussion related to both programs described above, see Note 19, “Restructuring Charges,” to the condensed consolidated financial statements.
Non-Operating Income and Expenses
The following tables present our non-operating income and expenses:

	Three Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Interest income	$12	$6	100.9%
Interest expense	(95)	(102)	(7.4)%
Net interest expense	(83)	(96)	(14.3)%
Net gain on divestitures	39	—	N/M
Other income	1	12	(93.1)%
Net income from unconsolidated investees	23	2	1,092.5%
Total non-operating expense	$(20)	$(82)	(28.3)%

	Six Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Interest income	$24	$12	93.1%
Interest expense	(192)	(211)	(9.2)%
Net interest expense	(168)	(199)	(15.4)%
Net gain on divestitures	39	—	N/M
Other income	—	13	(96.7)%
Net income from unconsolidated investees	50	6	779.7%
Total non-operating expense	$(79)	$(180)	(34.5)%
The following tables present our interest expense:

	Three Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Interest expense on debt	$92	$99	(7.3)%
Accretion of debt issuance costs and debt discount	2	2	(6.0)%
Other fees	1	1	(28.7)%
Interest expense	$95	$102	(7.4)%

	Six Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Interest expense on debt	$185	$202	(8.8)%
Accretion of debt issuance costs and debt discount	6	7	(19.1)%
Other fees	1	2	(12.2)%
Interest expense	$192	$211	(9.2)%
Interest income increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 primarily due to a higher average cash balance.

Interest expense decreased for the three and six months ended June 30, 2025 compared with the same periods in 2024 primarily due to lower outstanding debt following the repayment of our 2025 Notes and the partial repurchases of several series of outstanding senior unsecured notes. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
Net gains on divestitures for the three and six months ended June 30, 2025 relates to the divestitures of our Nordic power futures business and our Nasdaq Risk Modelling for Catastrophes business. See Note 4, “Divestitures,” to the condensed consolidated financial statements for further discussion of these transactions.
Other income primarily represents realized and unrealized gains and losses from strategic investments related to our corporate venture program.
Net income from unconsolidated investees increased for the three and six months ended June 30, 2025 compared with the same periods in 2024 due to higher income recognized from our equity method investment in OCC driven by higher industry volumes. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Tax Matters
The following tables present our income tax provision and effective tax rate:

	Three Months Ended June 30,		Percentage Change
	2025	2024
	($ in millions)
Income tax provision	$96	$119	(19.0)%
Effective tax rate	17.5%	34.9%

	Six Months Ended June 30,		Percentage Change
	2025	2024
	(in millions)
Income tax provision	$190	$198	(4.0)%
Effective tax rate	18.3%	30.3%
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
The following tables present reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended June 30,
	2025	2024
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$452	$222
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	122	122
Merger and strategic initiatives expense	20	4
Restructuring charges	9	56
Net gain on divestitures	(39)	—
Net income from unconsolidated investees	(23)	(2)
Legal and regulatory matters	1	13
Other	1	(10)
Total non-GAAP adjustments	$91	$183
Total non-GAAP tax adjustments	(24)	(41)
Other tax adjustments	(27)	33
Total non-GAAP adjustments, net of tax	$40	$175
Non-GAAP net income attributable to Nasdaq	$492	$397

U.S. GAAP effective tax rate	17.5%	34.9%
Total adjustments from non-GAAP tax rate	5.5%	(10.7)%
Non-GAAP effective tax rate	23.0%	24.2%

Weighted-average common shares outstanding for diluted earnings per share	579.0	579.0

U.S. GAAP diluted earnings per share	$0.78	$0.38
Total adjustments from non-GAAP net income	0.07	0.31
Non-GAAP diluted earnings per share	$0.85	$0.69

	Six Months Ended June 30,
	2025	2024
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$847	$456
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	243	244
Merger and strategic initiatives expense	44	13
Restructuring charges	15	82
Gain on extinguishment of debt	(19)	—
Net gain on divestitures	(39)	—
Net income from unconsolidated investees	(50)	(6)
Legal and regulatory matters	4	16
Pension settlement charge	—	23
Other	1	(9)
Total non-GAAP adjustments	$199	$363
Total non-GAAP tax adjustments	(70)	(88)
Other tax adjustments	(27)	33
Total non-GAAP adjustments, net of tax	$102	$308
Non-GAAP net income attributable to Nasdaq	$949	$764

U.S. GAAP effective tax rate	18.3%	30.3%
Total adjustments from non-GAAP tax rate	4.9%	(5.4)%
Non-GAAP effective tax rate	23.2%	24.9%

Weighted-average common shares outstanding for diluted earnings per share	579.5	578.9

U.S. GAAP diluted earnings per share	$1.46	$0.79
Total adjustments from non-GAAP net income	0.18	0.53
Non-GAAP diluted earnings per share	$1.64	$1.32
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
◦For the three and six months ended June 30, 2025, and June 30, 2024, these costs included Adenza integration costs and other strategic initiative costs. For the three and six months ended June 30, 2024, these costs were partially offset by the recognition of a termination fee due to Nasdaq in the second quarter of 2024, related to the termination of the then proposed divestiture of our Nordic power futures business. For the three and six months ended June 30, 2025, these costs included a repayment of this fee due to the closing of the transaction with another buyer, as designated in the settlement agreement.
•Restructuring charges: In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, to optimize our efficiencies as a combined organization. We further expanded this restructuring program in the fourth quarter of 2024 to accelerate our momentum. In addition, we completed our divisional realignment program in September 2024. See Note 19, “Restructuring Charges,” to the condensed consolidated financial statements for further discussion of these programs.
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
•Other items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq. Other significant items include:
◦Net gain on divestitures: For the three and six months ended June 30, 2025, this includes gains on divestitures of our Nordic power futures business and our Nasdaq Risk Modelling for Catastrophes business. See Note 4, “Divestitures,” to the condensed consolidated financial statements for further discussion of these transactions.
◦Gain on extinguishment of debt: For the six months ended June 30, 2025, this includes a gain on extinguishment of debt, which is recorded under general, administrative and other expense in the Condensed Consolidated Statements of Income. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
◦Legal and regulatory matters: For the three and six months ended June 30, 2025, this includes accruals relating to certain legal matters, which are recorded in professional and contract services in the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2024, this primarily related to the settlement of an SFSA fine.
◦Pension settlement charge: For the six months ended June 30, 2024, we recorded a pre-tax charge as a result of settling our U.S. pension plan. The plan was terminated and partially settled in 2023, with final settlement occurring during the first quarter of 2024. The pre-tax charge is recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income.
◦Other: For the three and six months ended June 30, 2024, other items include net gains from strategic investments entered into through our corporate venture program, which are included in other income in our Consolidated Statements of Income.
•Tax adjustments: The non-GAAP adjustment to the income tax provision for all periods primarily includes the tax impact of each non-GAAP adjustment. For the three and six months ended June 30, 2025, other tax adjustments reflect a tax benefit related to payments made to certain former Adenza employees. For the six months ended June 30, 2025, this also reflects the release of a prior year reserve following a favorable audit settlement. For the three and six months ended June 30, 2024, other tax adjustments reflect a one-time net tax expense of $33 million related to the completion of an intra-group transfer of certain IP assets to our U.S. headquarters.
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
The following table summarizes selected measures of our liquidity and capital resources:

	June 30, 2025	December 31, 2024
	(in millions)
Working capital	$(305)	$(116)
Cash and cash equivalents	732	592
Financial investments	84	184
Working Capital
The decrease in working capital from December 31, 2024 to June 30, 2025, excluding default funds and margin deposits, which are both equal and offsetting, is primarily due to an increase in current liabilities partially offset by an in increase in current assets..
Increased current liabilities were primarily due to:
•higher deferred revenue due to the timing of annual listings billings,
•reclassification of 2026 Notes to short-term debt, and
•increased Section 31 fees payable due to timing of payment; partially offset by,
•a decrease in other current liabilities, and
•a decrease in accrued personnel costs due to timing of incentive compensation payments.
Increased current assets were primarily due to:
•higher restricted cash primarily due to the movement of regulatory capital to shorter term investments qualifying as cash equivalents, and
•an increase in cash and cash equivalents; partially offset by
•decreased receivables, net due to timing of billings,
•lower financial investments at fair value offset in restricted cash above, and
•a decrease in other current assets.
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of June 30, 2025, our cash and cash equivalents of $732 million were primarily invested in money market funds, European government debt securities and bank deposits.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $235 million as of June 30, 2025 and $181 million as of December 31, 2024. The remaining balance held in the U.S. totaled $497 million as of June 30, 2025 and $411 million as of December 31, 2024.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents, which was $195 million as of June 30, 2025 and $31 million as of December 31, 2024, is restricted from withdrawal due to a contractual or regulatory requirement or not available for general use and as such is classified as restricted in the Condensed Consolidated Balance Sheets. The increase in this balance as of June 30, 2025 is primarily due to more regulatory capital being invested in shorter term investments, which are classified as cash equivalents, and are included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets as of June 30, 2025. As of December 31, 2024, we had more regulatory capital being invested in longer term investments, which were classified as financial investments in the Condensed Consolidated Balance Sheets.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Six Months Ended June 30,
	2025	2024
Net cash provided by (used in):	(in millions)
Operating activities	$1,409	$990
Investing activities	(317)	(18)
Financing activities	(2,545)	(2,333)
Net Cash Provided by Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including, but not limited to, depreciation and amortization expense, expense associated with share-based compensation, net income from unconsolidated investees and the effects of changes in working capital. Refer to the above discussion regarding changes in working capital.

Net cash provided by operating activities increased $419 million for the six months ended June 30, 2025 compared with the same period in 2024. The increase was primarily driven by an increase in net income and changes in working capital, as discussed above.
Net Cash Used in Investing Activities
Net cash used in investing activities for the six months ended June 30, 2025 primarily relates to net purchases of investments related to default funds and margin deposits of $375 million, purchases of property and equipment of $108 million and other investing activities of $11 million primarily related to our corporate venture program, partially offset by proceeds from sales and redemption of securities, net, of $125 million and proceeds from divestitures of $52 million.
Net cash used in investing activities for the six months ended June 30, 2024 primarily related to purchases of property and equipment of $91 million and other investing activities of $18 million primarily related to our corporate venture program, partially offset by net proceeds from sales and redemption of investments related to default funds and margin deposits of $86 million and proceeds from the sale and redemption of trading securities, net, of $5 million.
Net Cash Used in Financing Activities
Net cash used in financing activities for the six months ended June 30, 2025 primarily relates to a decrease in default funds and margin deposits of $1,350 million, repayments of debt including the repayment of our 2025 Notes for $400 million and the partial repayment of our 2028, 2034 and 2052 Notes for $257 million, dividend payments to our shareholders of $293 million, repurchases of common stock of $215 million and payments related to employee shares withheld for taxes of $59 million.
Net cash used in financing activities for the six months ended June 30, 2024 related to a decrease in default funds and margin deposits of $1,396 million, repayment of the 2023 Term Loan of $340 million, dividend payments to our shareholders of $265 million, repayments of our commercial paper, net, of $241 million, repurchases of common stock of $58 million and payments related to employee shares withheld for taxes of $54 million.
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
Financial Investments
Our financial investments totaled $84 million as of June 30, 2025 and $184 million as of December 31, 2024. Of these securities, $73 million as of June 30, 2025 and $171 million as of December 31, 2024 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. The decrease in financial investments held for regulatory purposes as of June 30, 2025 is due to more regulatory capital being invested in shorter term investments, which meet the criteria to be classified as cash equivalents, and are included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of June 30, 2025, our required regulatory capital of $157 million was primarily comprised of cash equivalents that are included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets and highly rated European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, NFSTX, LLC, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of June 30, 2025, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $25 million, substantially all of which is held in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of June 30, 2025, our required regulatory capital of $42 million was primarily invested in European government bills that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.

Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of June 30, 2025, other required regulatory capital of $12 million, primarily related to Nasdaq Central Securities Depository, was primarily invested in European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets.
Equity and dividends
Share Repurchase Program
See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends paid per common share on our outstanding common stock:

	2025	2024
First quarter	$0.24	$0.22
Second quarter	0.27	0.24
Total	$0.51	$0.46
See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.
Debt Obligations
Our outstanding debt obligations, by contractual maturity, at June 30, 2025 are as follows (in U.S. Dollar millions):
■ U.S. Notes ■ Euro Notes

$1,200
$800
$400
$—
'25
'26
/
'28
'29
'30
'31
'32
'33
'34
/
'40
/
'50
/
'52
'53
/
'63

In the second quarter of 2025, we repaid in full the 2025 Notes for an aggregate of $400 million. In the first quarter of 2025, we repurchased an aggregate principal amount of $279 million of our 2028, 2034 and 2052 Notes, for a net purchase price of $257 million, excluding accrued interest.
As of June 30, 2025, the weighted average interest rate on our debt obligations was approximately 3.7%, and for the six months ended June 30, 2025, the weighted average interest rate on our debt obligations was approximately 3.86%. This rate can fluctuate based on changes in interest rates for our variable rate debts, changes in foreign currency exchange rates and changes in the amount and duration of outstanding debt. In addition to the 2022 Revolving Credit Facility, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line. These European credit facilities, which are available in multiple currencies, totaled $203 million as of June 30, 2025 and $174 million as of December 31, 2024 in available liquidity, none of which was utilized.
As of June 30, 2025, we were in compliance with the covenants of all of our debt obligations.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
CONTRACTUAL OBLIGATIONS AND CONTINGENT COMMITMENTS
Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, operating lease payments, and other obligations. The following table summarizes material cash requirements for known contractual and other obligations as of June 30, 2025, and the estimated timing thereof.

	Payments Due by Period
(in millions)	Total	<1 year	1-3 years	3-5 years	5+ years
Debt obligation by contractual maturity	$14,596	$844	$1,530	$1,958	$10,264
Operating lease obligations	633	74	151	139	269
Purchase obligations	1,489	141	217	247	884
Total	$16,718	$1,059	$1,898	$2,344	$11,417
In the table above:
•Debt obligations by contractual maturity include both principal and interest obligations. For our Euro Notes, interest is calculated on an actual basis while all other debt obligations were primarily calculated on a 365-day basis at the contractual fixed rate multiplied by the aggregate principal amount as of June 30, 2025. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
•Operating lease obligations represent our undiscounted operating lease liabilities as of June 30, 2025, as well as legally binding minimum lease payments for leases signed but not yet commenced. See Note 15, “Leases,” to the condensed consolidated financial statements for further discussion of our leases.
•Purchase obligations primarily represent minimum outstanding obligations due under software license agreements. The balance as of June 30, 2025 is primarily comprised of our multi-year Amazon Web Services partnership contract, which we expanded and extended in the first quarter of 2025. This contract will benefit both our Financial Technology and Market Services segments, including their modernization. The expansion of this contract is not expected to increase our cloud expense compared to our expectation over the short term or the life of the contract, and preserves flexibility beyond our forecast.
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

Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our exposure to market risk for changes in interest rates relates primarily to our financial investments and debt obligations, which are discussed below. All of our outstanding debt obligations are fixed-rate obligations. We may enter into transactions that expose us to interest rate risk, for which we may utilize interest rate derivatives agreements to manage that risk.
Financial Investments
As of June 30, 2025, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. The impact of an immediate increase to market interest rates, uniformly, by a hypothetical 100 basis points from levels as of June 30, 2025, would not have a material impact on our financial statements.
Debt Obligations
As of June 30, 2025, all of our outstanding debt obligations are fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 8, “Debt Obligations,” to the condensed consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2022 Revolving Credit Facility, as this facility has a variable interest rate. We may also be exposed to changes in interest rates if there are amounts outstanding from the sale of commercial paper under our commercial paper program, which have variable interest rates. As of June 30, 2025, there were no outstanding borrowings under our 2022 Revolving Credit Facility or commercial paper program.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and six months ended June 30, 2025 is presented in the following table:

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar
	(in millions, except currency rate)
Three Months Ended June 30, 2025
Average foreign currency rate to the U.S. dollar	1.134	0.104	0.723	#	N/A
Percentage of revenues less transaction-based expenses	7.4%	3.4%	0.6%	3.6%	85.0%
Percentage of operating income	10.6%	(3.7)%	(7.0)%	(7.7)%	107.8%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(10)	$(4)	$(1)	$(5)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(6)	$(2)	$(4)	$(4)	$—

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar
	(in millions, except currency rate)
Six Months Ended June 30, 2025
Average foreign currency rate to the U.S. dollar	1.092	0.098	0.710	#	N/A
Percentage of revenues less transaction-based expenses	7.3%	3.4%	0.6%	3.5%	85.2%
Percentage of operating income	10.8%	(2.7)%	(6.7)%	(8.0)%	106.6%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(19)	$(9)	$(1)	$(9)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(12)	$(3)	$(8)	$(8)	$—
__________
#    Represents multiple foreign currency rates.
N/A    Not applicable.

The adverse impacts shown in the preceding tables should be viewed individually by currency and not in aggregate, due to the correlation between changes in exchange rates for certain currencies. Additionally, the tables do not include the offsetting impact of our hedging programs.
We may use foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenues and expenses in the normal course of business. We do not use these contracts for speculative trading purposes. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These foreign exchange contracts are carried at fair value, with maturities that can range up to 18 months. We record changes in fair value of these cash flow hedges of foreign currency denominated revenue and expenses in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, or in the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the related gain or loss on the cash flow hedge to revenue or operating expenses, as applicable. As of June 30, 2025, the fair value of our derivatives designated as cash flow hedging instruments are not material.
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
Our primary exposure to net assets in foreign currencies as of June 30, 2025 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$3,238	$(324)
Canadian Dollar	145	(15)
Norwegian Krone	134	(13)
Australian Dollar	97	(10)
British Pound	93	(9)
In the table above, Swedish Krona includes goodwill of $2,423 million and intangible assets, net of $506 million.

Our Euro Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these notes is recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements. We enter into foreign exchange contracts to hedge a portion of our net investment in certain foreign subsidiaries. We do not use these contracts for speculative trading purposes. These foreign exchange contracts are carried at fair value, with maturities ranging up to eight years. We record changes in fair value in other non-current liabilities and accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. The accumulated gains and losses associated with these instruments will remain in accumulated other comprehensive income until the foreign subsidiaries are sold or substantially liquidated, at which point they will be reclassified into earnings.
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
•Interest Rate Risk: Interest rate risk is the risk that interest rates rise causing the value of purchased securities to decline. If we were required to sell securities prior to maturity, and interest rates had risen, the sale of the securities might be made at a loss relative to the latest market price. Our clearinghouse seeks to manage this risk by making short-term investments of members’ cash deposits. In addition, the clearinghouse investment guidelines allow for direct purchases or repurchase agreements with short dated maturities of high quality sovereign debt (for example, European government and U.S. Treasury securities), central bank certificates and multilateral development bank debt instruments.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
See “Legal and Regulatory Matters” of Note 17, “Commitments, Contingencies and Guarantees,” to the condensed consolidated financial statements for a description of our legal proceedings, if any.
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
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2025
Share repurchase program	542,471	$74.45	542,471	$1,590
Employee transactions	427,922	$76.74	N/A	N/A
May 2025
Share repurchase program	—	$—	—	$1,590
Employee transactions	467	$76.46	N/A	N/A
June 2025
Share repurchase program	689,445	$87.05	689,445	$1,530
Employee transactions	6,897	$85.77	N/A	N/A
Total Quarter Ended June 30, 2025
Share repurchase program	1,231,916	$81.50	1,231,916	$1,530
Employee transactions	435,286	$76.88	N/A	N/A
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2025, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K).
Item 6. Exhibits

Exhibit Number

10.1	Board Compensation Policy, as amended and restated effective as of June 11, 2025.*

10.2	Form of Nasdaq Restricted Stock Unit Award Certificate (employees).*

10.3	Form of Nasdaq Restricted Stock Unit Award Certificate (directors).*

10.4	Form of Nasdaq Three-Year Performance Share Unit Agreement.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101
The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
____________
* Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2025.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	July 25, 2025

By:	/s/ Sarah Youngwood
Name:	Sarah Youngwood
Title:	Executive Vice President and Chief Financial Officer
Date:	July 25, 2025