Form 10-Q
period 2025-09-30
NASDAQ, INC.
filed 2025-10-23
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2025
Common Stock, $0.01 par value per share	570,995,433	shares

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
•economic, political, regulatory and market conditions and fluctuations, including inflation, tariffs, the U.S. federal government shutdown, interest rate and foreign currency risk inherent in U.S. and international operations, and geopolitical instability;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	September 30, 2025	December 31, 2024
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$470	$592
Restricted cash and cash equivalents	227	31
Default funds and margin deposits (including restricted cash and cash equivalents of $3,744 and $4,383, respectively)	5,750	5,664
Financial investments	53	184
Receivables, net	865	1,022
Other current assets	232	293
Total current assets	7,597	7,786
Property and equipment, net	689	593
Goodwill	14,336	13,957
Intangible assets, net	6,620	6,905
Operating lease assets	440	375
Other non-current assets	972	779
Total assets	$30,654	$30,395

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$256	$269
Section 31 fees payable to SEC	—	319
Accrued personnel costs	313	325
Deferred revenue	719	711
Other current liabilities	236	215
Default funds and margin deposits	5,750	5,664
Short-term debt	431	399
Total current liabilities	7,705	7,902
Long-term debt	8,667	9,081
Deferred tax liabilities, net	1,564	1,594
Operating lease liabilities	454	388
Other non-current liabilities	234	230
Total liabilities	18,624	19,195

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 597,402,009 at September 30, 2025 and 598,920,378 at December 31, 2024; shares outstanding: 572,746,191 at September 30, 2025 and 575,062,217 at December 31, 2024	6	6
Additional paid-in capital	5,351	5,530
Common stock in treasury, at cost: 24,655,818 shares at September 30, 2025 and 23,858,161 shares at December 31, 2024	(710)	(647)
Accumulated other comprehensive loss	(1,847)	(2,099)
Retained earnings	9,223	8,401
Total Nasdaq stockholders’ equity	12,023	11,191
Noncontrolling interests	7	9
Total equity	12,030	11,200
Total liabilities and equity	$30,654	$30,395

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Capital Access Platforms	$546	$501	$1,588	$1,460
Financial Technology	457	371	1,352	1,183
Market Services	946	1,022	3,171	2,700
Other revenues	9	8	27	27
Total revenues	1,958	1,902	6,138	5,370
Transaction-based expenses:
Transaction rebates	(637)	(513)	(1,845)	(1,478)
Brokerage, clearance and exchange fees	(6)	(243)	(436)	(470)
Revenues less transaction-based expenses	1,315	1,146	3,857	3,422
Operating expenses:
Compensation and benefits	353	332	1,033	1,000
Professional and contract services	38	36	112	108
Technology and communication infrastructure	80	71	236	207
Occupancy	32	28	90	85
General, administrative and other	22	26	51	84
Marketing and advertising	13	11	41	34
Depreciation and amortization	158	153	471	460
Regulatory	12	9	41	37
Merger and strategic initiatives	9	10	53	23
Restructuring charges	12	22	27	103
Total operating expenses	729	698	2,155	2,141
Operating income	586	448	1,702	1,281
Interest income	8	8	32	20
Interest expense	(87)	(102)	(279)	(313)
Net gain (loss) on divestitures	(2)	—	37	—
Other income	—	1	—	15
Net income from unconsolidated investees	24	1	73	7
Income before income taxes	529	356	1,565	1,010
Income tax provision	106	51	296	250
Net income	423	305	1,269	760
Net loss attributable to noncontrolling interests	—	1	1	2
Net income attributable to Nasdaq	$423	$306	$1,270	$762
Per share information:
Basic earnings per share	$0.74	$0.53	$2.21	$1.32
Diluted earnings per share	$0.73	$0.53	$2.19	$1.32
Cash dividends declared per common share	$0.27	$0.24	$0.78	$0.70

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$423	$305	$1,269	$760
Other comprehensive income (loss):
Foreign currency translation gains (losses)	27	31	157	(48)
Income tax benefit (expense)(1)	(5)	28	93	7
Foreign currency translation, net	22	59	250	(41)

Employee benefit plan adjustment	—	—	—	19
Income tax expense	—	—	—	(4)
Employee benefit plan, net	—	—	—	15

Unrealized gain (loss) on derivatives instruments, net	—	—	2	(2)

Total other comprehensive income (loss), net of tax	22	59	252	(28)
Comprehensive income	445	364	1,521	732
Comprehensive loss attributable to noncontrolling interests	—	1	1	2
Comprehensive income attributable to Nasdaq	$445	$365	$1,522	$734
____________
(1)    Primarily relates to the tax effect of unrealized gains and losses on our Euro Notes.

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Shares	$	Shares	$	Shares	$	Shares	$
Common stock	574	6	576	6	575	6	575	6

Additional paid-in capital
Beginning balance		5,425		5,528		5,530		5,496
Share repurchase program	(1)	(115)	(1)	(88)	(4)	(330)	(2)	(145)
Share-based compensation	—	41	—	37	2	122	3	105
Other issuances of common stock, net	—	—	—	—	—	29	—	21
Ending balance		5,351		5,477		5,351		5,477

Common stock in treasury, at cost
Beginning balance		(706)		(641)		(647)		(587)
Other employee stock activity	—	(4)	—	(2)	—	(63)	(1)	(56)
Ending balance		(710)		(643)		(710)		(643)

Accumulated other comprehensive loss
Beginning balance		(1,869)		(2,011)		(2,099)		(1,924)
Other comprehensive income (loss)		22		59		252		(28)
Ending balance		(1,847)		(1,952)		(1,847)		(1,952)

Retained earnings
Beginning balance		8,955		8,016		8,401		7,825
Net income attributable to Nasdaq		423		306		1,270		762
Cash dividends declared and paid		(155)		(138)		(448)		(403)
Ending balance		9,223		8,184		9,223		8,184

Total Nasdaq stockholders’ equity		12,023		11,072		12,023		11,072

Noncontrolling interests
Beginning balance		7		10		9		11
Net activity related to noncontrolling interests		—		(1)		(2)		(2)
Ending balance		7		9		7		9

Total Equity	573	$12,030	575	$11,081	573	$12,030	575	$11,081

See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$1,269	$760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	471	460
Share-based compensation	122	105
Deferred income taxes	30	(62)
Net gain on divestitures	(37)	—
Non-cash restructuring charges	—	33
Net income from unconsolidated investees	(73)	(7)
Adenza purchase accounting adjustment	—	32
Other reconciling items included in net income	(1)	39
Net change in operating assets and liabilities, excluding the effects of divestitures:
Receivables, net	172	(99)
Other assets	67	(43)
Accounts payable and accrued expenses	(22)	(43)
Section 31 fees payable to SEC	(319)	(10)
Accrued personnel costs	(25)	11
Deferred revenue	(10)	8
Other liabilities	(14)	50
Net cash provided by operating activities	1,630	1,234
Cash flows from investing activities:
Purchases of securities	(234)	(152)
Proceeds from sales and redemptions of securities	392	141
Proceeds from divestitures, net of cash divested	52	—
Purchases of property and equipment	(177)	(147)
Investments related to default funds and margin deposits, net(1)	(419)	237
Other investing activities	(76)	(24)
Net cash provided by (used in) investing activities	(462)	55
Cash flows from financing activities:
Repayments of commercial paper, net	—	(291)
Repayments of debt and credit commitment	(726)	(340)
Repurchases of common stock	(330)	(145)
Dividends paid	(448)	(403)
Proceeds received from employee stock activity and other issuances	28	21
Payments related to employee shares withheld for taxes	(63)	(56)
Default funds and margin deposits	(847)	(1,320)
Other financing activities	—	(3)
Net cash used in financing activities	(2,386)	(2,537)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	653	(75)
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(565)	(1,323)
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	5,006	7,118
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$4,441	$5,795
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$470	$266
Restricted cash and cash equivalents	227	42
Restricted cash and cash equivalents (default funds and margin deposits)	3,744	5,487
Total	$4,441	$5,795
Supplemental Disclosure Cash Flow Information
Interest paid	$283	$315
Income taxes paid, net of refund	$220	$236
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
As of September 30, 2025, a total of 5,492 companies listed securities on our U.S., Nasdaq Nordic, Nasdaq Baltic and Nasdaq First North exchanges. As of September 30, 2025, there were 4,359 total listings on The Nasdaq Stock Market, including 1,000 ETPs. The Nasdaq combined market capitalization in the U.S. was approximately $38.6 trillion. In Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges, together with Nasdaq First North, were home to 1,133 listed companies with a combined market capitalization of approximately $2.2 trillion.
Our Index business develops and licenses Nasdaq-branded indices and financial products. We also license cash-settled futures, options and options on futures on our indices. As of September 30, 2025, 439 ETPs listed on 29 exchanges in over 20 countries tracked a Nasdaq index and accounted for $829 billion in AUM.
Workflow & Insights includes our analytics and corporate solutions businesses. Our analytics business provides hedge funds, asset managers, investment consultants and institutional asset owners with information and analytics to make data-driven investment decisions, deploy their resources more productively, and provide liquidity solutions for private funds. Through our eVestment and Solovis solutions, we provide a suite of cloud-based solutions that help institutional investors and consultants conduct pre-investment due diligence, and monitor their portfolios post-investment. The eVestment platform also enables asset managers to efficiently distribute information about their firms and funds to asset owners and consultants worldwide. In September 2025, Nasdaq entered into an agreement to sell Nasdaq Solovis to a global software investor, which subsequently closed in October, and resulted in a gain which will be recorded in the fourth quarter of 2025.
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
Financial Technology
Our Financial Technology segment comprises Financial Crime Management Technology, Regulatory Technology and Capital Markets Technology businesses.
Financial Crime Management Technology includes our Nasdaq Verafin solution, a cloud-based platform, leveraging consortium data and AI, to help more than 2,700 financial institutions detect, investigate, and report money laundering and financial fraud.

Regulatory Technology comprises our AxiomSL and surveillance solutions. AxiomSL is a global leader in risk data management and regulatory reporting solutions for the financial industry, including banks, broker dealers and asset managers. Its unique enterprise data management platform delivers data lineage, risk aggregation, analytics, workflow automation, reconciliation, validation and audit functionality, as well as disclosures. AxiomSL’s cloud-enabled platform supports compliance across a wide range of global and local regulations. Our surveillance solutions are designed for banks, brokers and other market participants to assist them in complying with market abuse and integrity rules and regulations. In addition, we provide regulators and exchanges with a platform for surveillance.
Capital Markets Technology includes market technology, trade management services and Calypso solutions. Our market technology business is a leading global technology solutions provider and partner to exchanges, clearing organizations, central securities depositories, regulators, banks, brokers, buy-side firms and corporate businesses. Our market technology solutions are utilized by leading markets in North America, Europe and Asia as well as emerging markets in the Middle East, Latin America, and Africa. Our trade management services provide market participants with a wide variety of alternatives for connecting to and accessing our markets for a fee. Our marketplaces may be accessed through different protocols used for quoting, order entry, trade reporting and connectivity to various data feeds. We also provide colocation services to market participants, whereby we offer firms cabinet space and power to house their own equipment and servers within our data centers. Additionally, we offer a number of wireless connectivity offerings between select data centers using millimeter wave and microwave technology. Calypso is a leading cloud-enabled platform providing cross-asset, front-to-back trading, treasury, risk and collateral management solutions. The Calypso solution provides customers with a single platform designed from the outset to enable consolidation, innovation and growth.
Market Services
Our Market Services segment includes revenues from equity derivatives trading, cash equity trading, Nordic fixed income trading & clearing, Nordic commodities and U.S. Tape plans data. We operate 19 exchanges across several asset classes, including derivatives, commodities, cash equity, debt, structured products and ETPs. In addition, in certain countries where we operate exchanges, we also provide clearing, settlement and central depository services. In January 2025, we entered into an agreement to transfer existing open positions in our Nordic power futures business to a European exchange, which was completed in June 2025. See Note 4, “Divestitures,” for further discussion. Revenues from this business are reflected in other revenues in the Condensed Consolidated Statements of Income for all periods, and in our Corporate segment for our segment disclosures.
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
Subsequent Events
We have evaluated subsequent events through the issuance date of this Quarterly Report on Form 10-Q. See Note 4, “Divestitures” and “Variable Notional ASR Agreement,” of Note 11, “Nasdaq Stockholders’ Equity” for a discussion of subsequent events.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS
Disaggregation of Revenue
The following tables summarize the disaggregation of revenue by major product and service and by segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Capital Access Platforms:
Data & Listing Services	$204	$190
Index	206	182
Workflow & Insights	136	129
Financial Technology:
Financial Crime Management Technology	84	69
Regulatory Technology	109	68
Capital Markets Technology	264	234
Market Services, net	303	266
Other revenues	9	8
Revenues less transaction-based expenses	$1,315	$1,146

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Capital Access Platforms
Data & Listing Services	$594	$562
Index	595	517
Workflow & Insights	399	381
Financial Technology
Financial Crime Management Technology	241	200
Regulatory Technology	315	253
Capital Markets Technology	796	730
Market Services, net	890	752
Other revenues	27	27
Revenues less transaction-based expenses	$3,857	$3,422
Substantially all revenues from the Capital Access Platforms and Financial Technology segments were recognized over time for the three and nine months ended September 30, 2025 and 2024.
For the three months ended September 30, 2025 and 2024, approximately 95.3% and 94.6%, respectively, of Market Services revenues were recognized at a point in time and 4.7% and 5.4%, respectively, were recognized over time. For the nine months ended September 30, 2025 and 2024, approximately 95.2% and 95.4%, respectively, of Market Services revenues were recognized at a point in time and 4.8% and 4.6%, respectively, were recognized over time.

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
Contract Balances
Substantially all of our revenues are considered to be revenues from contracts with customers. The related accounts receivable balances are recorded in the Condensed Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $11 million as of September 30, 2025 and $10 million as of December 31, 2024. Changes to the allowance for doubtful accounts during the nine months ended September 30, 2025 were not material to our condensed consolidated financial statements. We do not have obligations for warranties, returns or refunds to customers.
Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance obligations and is the only significant contract asset or liability as of September 30, 2025. See Note 7, “Deferred Revenue,” for our discussion on deferred revenue balances, activity, and expected timing of recognition.
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

The following table summarizes the amount of the transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of September 30, 2025:

	Financial Crime Management Technology	Regulatory Technology	Capital Markets Technology	Workflow & Insights	Total
	(in millions)
Remainder of 2025	$82	$81	$88	$51	$302
2026	312	276	326	157	1,071
2027	231	205	263	85	784
2028	123	132	194	29	478
2029	38	62	121	8	229
2030+	11	51	274	10	346
Total	$797	$807	$1,266	$340	$3,210
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
The impact of the transactions, net of costs to sell, described above are included in net gain (loss) on divestitures in the Condensed Consolidated Statements of Income.
In September 2025, Nasdaq entered into an agreement to sell Nasdaq Solovis to a global software investor, which subsequently closed in October, and resulted in a gain which will be recorded in the fourth quarter of 2025. The Nasdaq Solovis business is included in Workflow & Insights within our Capital Access Platforms segment.
5. GOODWILL AND ACQUIRED INTANGIBLE ASSETS
Goodwill
The following table presents the changes in goodwill by business segment during the nine months ended September 30, 2025:

(in millions)
Capital Access Platforms
Balance at December 31, 2024	$4,127
Foreign currency translation adjustments	155
Balance at September 30, 2025	$4,282
Financial Technology
Balance at December 31, 2024	$7,925
Divestiture of business	(9)
Foreign currency translation adjustments	31
Balance at September 30, 2025	$7,947
Market Services
Balance at December 31, 2024	$1,905
Foreign currency translation adjustments	202
Balance at September 30, 2025	$2,107

Total
Balance at December 31, 2024	$13,957
Divestiture of business	(9)
Foreign currency translation adjustments	388
Balance at September 30, 2025	$14,336
Goodwill represents the excess of purchase price over the value assigned to the net assets, including identifiable intangible assets, of a business acquired. Goodwill is allocated to our reporting units based on the assignment of the fair values of each reporting unit of the acquired company. Upon the sale of a business, we also allocate a portion of goodwill to the business being sold, based on the relative fair value of the business and the portion of the reporting unit that we are retaining. We test goodwill for impairment at the reporting unit level annually, or in interim periods if certain events occur indicating that the carrying amount may be impaired, such as changes in the business climate, poor indicators of operating performance or the sale or disposition of a significant portion of a reporting unit. There was no impairment of goodwill for the three and nine months ended September 30, 2025 and 2024; however, events such as prolonged economic weakness or unexpected significant declines in operating results of any of our reporting units or businesses may result in goodwill impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired intangible assets, both finite- and indefinite-lived:

	September 30, 2025	December 31, 2024
Finite-Lived Intangible Assets	(in millions)
Gross Amount:
Technology	$1,234	$1,234
Customer relationships	5,714	5,720
Trade names and other	417	417
Foreign currency translation adjustment	(172)	(237)
Total gross amount	$7,193	$7,134
Accumulated Amortization:
Technology	$(496)	$(348)
Customer relationships	(1,365)	(1,164)
Trade names and other	(60)	(43)
Foreign currency translation adjustment	118	153
Total accumulated amortization	$(1,803)	$(1,402)
Net Amount:
Technology	$738	$886
Customer relationships	4,349	4,556
Trade names and other	357	374
Foreign currency translation adjustment	(54)	(84)
Total finite-lived intangible assets	$5,390	$5,732

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(200)	(257)
Total indefinite-lived intangible assets	$1,230	$1,173
Total intangible assets, net	$6,620	$6,905
There was no impairment of intangible assets for the three and nine months ended September 30, 2025 and 2024.
The following tables present our amortization expense for acquired finite-lived intangible assets:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Amortization expense	$122	$122

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Amortization expense	$365	$366
The table below presents the estimated future amortization expense (excluding the impact of foreign currency translation adjustments of $54 million as of September 30, 2025) of acquired finite-lived intangible assets as of September 30, 2025:

(in millions)
Remainder of 2025	$123
2026	503
2027	493
2028	460
2029	433
2030+	3,432
Total	$5,444
6. INVESTMENTS
The following table presents the details of our investments:

	September 30, 2025	December 31, 2024
	(in millions)
Financial investments	$53	$184
Equity method investments	491	417
Equity securities	199	121
Financial Investments
Financial investments are comprised of trading securities, primarily highly rated European government debt securities, of which $43 million as of September 30, 2025 and $171 million as of December 31, 2024 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. The decrease in this balance as of September 30, 2025 is primarily due to more regulatory capital being invested in short-term investments, which are classified as cash equivalents, and are included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of September 30, 2025 and December 31, 2024, our equity method investments primarily included our 40.0% equity interest in OCC.
The carrying amounts of our equity method investments are included in other non-current assets in the Condensed Consolidated Balance Sheets. No impairments were recorded for the three and nine months ended September 30, 2025 and 2024.
Net income recognized from our equity interest in the earnings and losses of these equity method investments was $24 million and $1 million for the three months ended September 30, 2025 and 2024, respectively, and $73 million and $7 million for the nine months ended September 30, 2025 and 2024, respectively.

Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated Balance Sheets. Equity securities in the table above include $49 million of securities with readily determinable fair value. See Note 13, “Fair Value of Financial Instruments” for further discussion. For investments without readily determinable fair value we elected the measurement alternative. No material adjustments were made to the carrying value of our equity securities for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, our equity securities primarily represent various strategic minority investments made through our corporate venture program.
7. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred revenue during the nine months ended September 30, 2025 are reflected in the following table:

	Balance at December 31, 2024	Additions	Revenue Recognized	Foreign Currency Translation	Balance at September 30, 2025
	(in millions)
Capital Access Platforms:
Initial Listings	$89	$30	$(26)	$3	$96
Annual Listings	2	92	(1)	4	97
Workflow & Insights	194	174	(164)	1	205
Other	22	12	(11)	3	26
Financial Technology:
Financial Crime Management Technology	148	129	(130)	—	147
Regulatory Technology	147	100	(129)	1	119
Capital Markets Technology	186	71	(151)	5	111
Total	$788	$608	$(612)	$17	$801
In the above table:
•Additions reflect deferred revenue billed in the current period, net of recognition.
•Revenue recognized includes revenue recognized during the current period that was included in the beginning balance.
•Other, within our Capital Access Platforms segment, primarily includes deferred revenue from our non-U.S. listing of additional shares fees and our Index business.
As of September 30, 2025, we estimate that our deferred revenue will be recognized in the following years:

Fiscal year ended:	2025	2026	2027	2028	2029	2030+	Total
	(in millions)
Capital Access Platforms:
Initial Listings	$10	$36	$23	$12	$8	$7	$96
Annual Listings	97	—	—	—	—	—	97
Workflow & Insights	96	109	—	—	—	—	205
Other	6	10	6	3	1	—	26
Financial Technology:
Financial Crime Management Technology	68	77	1	1	—	—	147
Regulatory Technology	49	70	—	—	—	—	119
Capital Markets Technology	52	55	3	1	—	—	111
Total	$378	$357	$33	$17	$9	$7	$801
In the above table, 2025 represents the remaining three months of 2025.
Deferred revenue that will be recognized beyond September 30, 2026 is included in other non-current liabilities in the Condensed Consolidated Balance Sheets. The timing of recognition of deferred revenue related to certain contracts represents our best estimates as the recognition is primarily dependent upon the completion of customization and any significant modifications made pursuant to existing contracts.

8. DEBT OBLIGATIONS
The following table presents the changes in the carrying amounts of our debt obligations during the nine months ended September 30, 2025:

	December 31, 2024	Payments, Foreign Currency Translation and Accretion	September 30, 2025
Short-term debt:	(in millions)
2025 Notes	$399	$(399)	$—
2026 Notes	499	(68)	431
Total short-term debt	$898	$(467)	$431
Long-term debt - senior unsecured notes:
2028 Notes	935	(60)	875
2029 Notes	618	83	701
2030 Notes	617	84	701
2031 Notes	645	1	646
2032 Notes	769	104	873
2033 Notes	633	85	718
2034 Notes	1,220	(98)	1,122
2040 Notes	644	1	645
2050 Notes	487	1	488
2052 Notes	541	(118)	423
2053 Notes	738	1	739
2063 Notes	738	—	738
2022 Revolving Credit Facility	(3)	1	(2)
Total long-term debt	$8,582	$85	$8,667
Total debt obligations	$9,480	$(382)	$9,098
In the table above, the 2026 Notes were reclassified to short-term debt as of September 30, 2025, including the balance as of December 31, 2024, for presentation purposes. Refer to “About this Form 10-Q” for further details about the aggregate principal amounts issued, coupon rates and maturities of the senior unsecured notes in the table above.
Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other outstanding senior unsecured notes were issued at a discount. As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of September 30, 2025, the amounts in the table above reflect the aggregate principal amount, which is net of discount and debt issuance costs, which are being accreted and amortized through interest expense over the life of the applicable notes. The accretion of the discount and amortization of the debt issuance costs was $8 million for the nine months ended September 30, 2025. Our Euro Notes are adjusted for the impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes may be redeemed by Nasdaq at any time, subject to a make-whole amount.
In the third quarter of 2025, we repurchased an aggregate principal amount of $69 million of our 2026 Notes, which in the table above is partially offset by $1 million of accretion of discount and debt issuance costs on the notes.
In the second quarter of 2025, we repaid in full the 2025 Notes for an aggregate of $400 million. In the table above, $399 million reflects the repayment of $400 million partially offset by $1 million of accretion recorded during the first half of 2025.
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
Net Investment Hedge
Our Euro Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these notes is recorded in foreign currency translation gains (losses) within accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. For the nine months ended September 30, 2025, the impact of translation increased the U.S. dollar value of our Euro Notes by $354 million.
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

As of September 30, 2025, no amounts were outstanding on the 2022 Revolving Credit Facility. The $(2) million balance represents unamortized debt issuance costs which are being amortized through interest expense over the life of the credit facility.
Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR (or a successor rate to SOFR), the base rate (as defined in the 2022 Revolving Credit Facility agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable margin that varies with Nasdaq’s debt rating. We are charged commitment fees of 0.100% to 0.250%, depending on our credit rating, whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and nine months ended September 30, 2025 and 2024.
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
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies, primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line. These credit facilities, in aggregate, totaled $204 million as of September 30, 2025 and $174 million as of December 31, 2024 in available liquidity, none of which was utilized. Generally, these facilities each have a one-year term, and renew automatically. The amounts borrowed under these various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an applicable margin. We are charged commitment fees (as defined in the applicable credit agreement), whether or not amounts have been borrowed. These commitment fees are included in interest expense and were not material for the three and nine months ended September 30, 2025 and 2024.
These facilities include customary affirmative and negative operating covenants and events of default.
Debt Covenants
As of September 30, 2025, we were in compliance with the covenants of all of our debt obligations.
9. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) plan, which is a voluntary defined contribution savings plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and are also eligible for an employer contribution match at an amount equal to 100.0% of the first 6.0% of eligible employee contributions. The following table presents the savings plan expense for the three and nine months ended September 30, 2025 and 2024, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Savings Plan expense	$5	$5	$16	$14
Pension, SERP and Other Post-Retirement Benefit Plans
In June 2023, we terminated our U.S. pension plan and took steps to wind down the plan and transfer the resulting liability to an insurance company. This process was completed in 2024 and, as a result, we recorded a settlement pre-tax loss of $23 million to compensation and benefits expense in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2024. We continue to maintain nonqualified SERPs for certain senior executives and other post-retirement benefit plans for eligible employees in the U.S. Most employees outside the U.S. are covered by local retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred.
The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Retirement Plans expense	$9	$8	$26	$47
Nonqualified Deferred Compensation Plan
We sponsor a nonqualified deferred compensation plan, the Nasdaq, Inc. Deferred Compensation Plan. This plan provides certain eligible employees with the opportunity to defer a portion of their annual salary and bonus up to certain approval limits. All deferrals and associated earnings are our general unsecured obligations and were immaterial for the three and nine months ended September 30, 2025 and 2024.

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
Summary of Share-Based Compensation Expense
The following table presents the total share-based compensation expense resulting from equity awards and the 15.0% discount for the ESPP for the three and nine months ended September 30, 2025 and 2024, which is included in compensation and benefits expense in the Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Share-based compensation expense before income taxes	$41	$37	$122	$105
Common Shares Available Under Our Equity Plan
As of September 30, 2025, we had approximately 21.5 million shares of common stock authorized for future issuance under our Equity Plan.
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
The following table summarizes our restricted stock activity for the nine months ended September 30, 2025:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	4,178,867	56.30
Granted	1,576,292	74.21
Vested	(1,451,059)	54.04
Forfeited	(182,952)	61.01
Unvested at September 30, 2025	4,121,148	$63.74
As of September 30, 2025, $158 million of total unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 2.3 years.
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

The following weighted-average assumptions were used to determine the weighted-average fair values of the outstanding PSU awards granted under the three-year PSU program during the nine months ended September 30, 2025 and 2024:

Grant date	2025	2024
Weighted-average risk-free interest rate	3.82%	4.51%
Expected volatility	23.27%	24.50%
Weighted-average grant date share price	$76.10	$62.28
Weighted-average fair value at grant date	$92.57	$78.43
The following table summarizes our PSU activity for the nine months ended September 30, 2025:

	PSUs
	Three-Year Program
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	2,174,151	$64.83
Granted	886,656	90.84
Vested	(620,515)	62.89
Forfeited	(54,200)	68.92
Unvested at September 30, 2025	2,386,092	$74.91
In the table above, in addition to the annual employee grant described above, the granted amount also includes additional awards granted based on overachievement of performance metrics.
As of September 30, 2025, the total unrecognized compensation cost related to the outstanding PSU awards is $96 million and is expected to be recognized over a weighted-average period of 1.3 years.
Stock Options
There were no stock option awards granted and no stock options exercised for the three and nine months ended September 30, 2025 and 2024.
A summary of our outstanding and exercisable stock options at September 30, 2025 is as follows:

	Number of Stock Options	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at September 30, 2025	1,420,323	$41.79	3.4	$66
Exercisable at September 30, 2025	806,451	$22.23	1.3	$53
As of September 30, 2025, the aggregate pre-tax intrinsic value represents the difference between our closing stock price on September 30, 2025 of $88.45 and the exercise price, times the number of shares that would have been received by the option holder had the option holder exercised the stock options on that date. This amount can change based on the fair market value of our common stock. As of September 30, 2025 and 2024, 0.8 million outstanding stock options were exercisable and the exercise price was $22.23.
ESPP
We have an ESPP under which approximately 10.3 million shares of our common stock were available for future issuance as of September 30, 2025. Under our ESPP, employees may purchase shares having a value not exceeding 10.0% of their annual compensation, subject to applicable annual Internal Revenue Service limitations. We record compensation expense related to the 15.0% discount that is given to our employees.
11. NASDAQ STOCKHOLDERS’ EQUITY
Common Stock
As of September 30, 2025, 900,000,000 shares of our common stock were authorized, 597,402,009 shares were issued and 572,746,191 shares were outstanding. As of December 31, 2024, 900,000,000 shares of our common stock were authorized, 598,920,378 shares were issued and 575,062,217 shares were outstanding. The holders of common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a reduction to Nasdaq stockholders’ equity and included in common stock in treasury, at cost in the Condensed Consolidated Balance Sheets. Shares repurchased under our share repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held 24,655,818 shares of common stock in treasury as of September 30, 2025 and 23,858,161 shares as of December 31, 2024, most of which are related to shares of our common stock withheld for the settlement of employee tax withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As of September 30, 2025, the remaining aggregate authorized amount under the existing share repurchase program was $1.4 billion.

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
The following is a summary of our share repurchase activity, reported based on settlement date, for the nine months ended September 30, 2025:

Nine Months Ended September 30, 2025
Number of shares of common stock repurchased	4,007,607
Average price paid per share	$82.34
Total purchase price (in millions)	$330
In the table above, the number of shares of common stock repurchased excludes an aggregate of 797,657 shares withheld to satisfy tax obligations of the grantee upon the vesting of restricted stock and PSUs, and these repurchases are excluded from our repurchase program.
As discussed above in “Common Stock in Treasury, at Cost,” shares repurchased under our share repurchase program are currently retired and cancelled.
Variable Notional ASR Agreement
In October 2025, as part of a variable notional ASR agreement, we prepaid $250 million in exchange for an initial delivery of shares of common stock. The final number of shares to be repurchased will be based on an average of the volume-weighted average price of Nasdaq's common stock during the term of the ASR agreement, less a discount and subject to adjustments pursuant to the terms of the ASR agreement. The final notional amount is subject to a minimum and maximum and will depend on the price of our shares of common stock during the term of the ASR. The final settlement of the ASR agreement is expected to be completed in the fourth quarter of 2025. At settlement, additional shares of common stock may be delivered to us or, under certain circumstances, we may be required to deliver shares of our common stock or may elect to make a cash payment. In addition, we may receive the excess of the amount we prepaid over the final notional amount of the ASR in cash or, at our election, in shares of our common stock.
Our certificate of incorporation authorizes the issuance of 30,000,000 shares of preferred stock, par value $0.01 per share, issuable from time to time in one or more series. As of September 30, 2025 and December 31, 2024, no shares of preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During the first nine months of 2025, our board of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 28, 2025	$0.24	March 14, 2025	$138	March 28, 2025
April 23, 2025	0.27	June 13, 2025	155	June 27, 2025
July 23, 2025	0.27	September 12, 2025	155	September 26, 2025
			$448
The total amount paid of $448 million was recorded in retained earnings in the Condensed Consolidated Balance Sheets at September 30, 2025.
In October 2025, the board of directors approved a regular quarterly cash dividend of $0.27 per share on our outstanding common stock. The dividend is payable on December 19, 2025 to shareholders of record at the close of business on December 5, 2025. The estimated aggregate payment of this dividend is $154 million. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the intention to provide shareholders with regular and increasing dividends as earnings and cash flows increase.

12. EARNINGS PER SHARE
The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,
	2025	2024
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$423	$306
Denominator:
Weighted-average common shares outstanding for basic earnings per share	573,286,343	575,120,541
Weighted-average effect of dilutive securities:
Weighted-average effect of dilutive securities - Employee equity awards	5,691,159	3,896,663
Weighted-average common shares outstanding for diluted earnings per share	578,977,502	579,017,204
Basic and diluted earnings per share:
Basic earnings per share	$0.74	$0.53
Diluted earnings per share	$0.73	$0.53

	Nine Months Ended September 30,
	2025	2024
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$1,270	$762
Denominator:
Weighted-average common shares outstanding for basic earnings per share	574,128,432	575,647,283
Weighted-average effect of dilutive securities - Employee equity awards	5,178,964	3,317,144
Weighted-average common shares outstanding for diluted earnings per share	579,307,396	578,964,427
Basic and diluted earnings per share:
Basic earnings per share	$2.21	$1.32
Diluted earnings per share	$2.19	$1.32
In the tables above, employee equity awards from our PSU program, which are considered contingently issuable, are included in the computation of dilutive earnings per share on a weighted average basis when management determines that the applicable performance criteria would have been met if the performance period ended as of the date of the relevant computation.
Securities that were not included in the computation of diluted earnings per share because their effect was antidilutive were immaterial for the three and nine months ended September 30, 2025 and 2024.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$52	$52	$—	$—
Time deposits	1	1	—	—
Total financial investments	$53	$53	$—	$—
Equity securities	49	49	—	—
Total assets at fair value	$102	$102	$—	$—
	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$166	$166	$—	$—
Swedish mortgage bonds	13	—	13	—
Time deposits	5	—	5	—
Total financial investments	$184	$166	$18	$—
Equity securities	2	2	—	—
Total assets at fair value	$186	$168	$18	$—
Derivative Instruments
We utilize foreign exchange contracts primarily to reduce the volatility of earnings and cash flows associated with changes in foreign exchange rates. As of September 30, 2025, we have utilized these foreign exchange forward contracts as net investment hedges of certain foreign subsidiaries, with changes in fair value recorded in accumulated other comprehensive income in the Condensed Consolidated Balance Sheets, and as cash flow hedges of certain foreign currency-denominated revenues and expenses, with fair value changes initially recorded in accumulated other comprehensive income. For our cash flow hedges, when the forecasted transaction affects earnings, or in the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the related gain or loss to revenue or operating expenses, as applicable.
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

All derivative contracts are measured at fair value using Level 2 inputs based on observable foreign currency exchange rates and interest rates, and recorded under other current assets and other current liabilities in the Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the fair value of these contracts was not material and therefore not included in the tables above. We do not use derivative instruments for trading or speculative purposes.
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
We have certain investments, primarily our investment in OCC, which are accounted for under the equity method of accounting. For equity securities that do not have readily determinable fair value we have elected the measurement alternative. These equity securities primarily represent various strategic investments made through our corporate venture program. See “Equity Method Investments,” and “Equity Securities,” of Note 6, “Investments,” for further discussion.
We also consider our debt obligations to be financial instruments. As of September 30, 2025, all of our outstanding debt obligations were fixed-rate obligations. We are exposed to changes in interest rates as a result of borrowings under our 2022 Revolving Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. We may be exposed to changes in interest rates on amounts outstanding from the sale of commercial paper under our commercial paper program. The fair value of our remaining debt obligations utilizing discounted cash flow analyses for our floating rate debt, and prevailing market rates for our fixed rate debt was $8.7 billion as of September 30, 2025 and $8.8 billion as of December 31, 2024. The discounted cash flow analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8, “Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair value of the above assets on a non-recurring basis. As of September 30, 2025 and December 31, 2024, there were no non-financial assets measured at fair value on a non-recurring basis.
14. CLEARING OPERATIONS
Nasdaq Clearing
Nasdaq Clearing is authorized and supervised under EMIR as a multi-asset clearinghouse by the SFSA. Such authorization is effective for all member states of the European Union and certain other non-member states that are part of the European Economic Area, including Norway. The clearinghouse acts as the CCP for exchange and OTC trades in equity derivatives, fixed income derivatives, resale and repurchase contracts, power derivatives, emission allowance derivatives, and seafood derivatives. In January 2025, we entered into an agreement to transfer existing open positions in our Nordic power futures business to a European exchange, which was completed in June 2025. See Note 4, "Divestitures," for further discussion. Additionally, beginning in January 2025, Nasdaq no longer offers seafood derivatives clearing and has settled all open positions as of March 31, 2025.
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

Default Fund Contributions and Margin Deposits
As of September 30, 2025, clearing member default fund contributions and margin deposits were as follows:

	September 30, 2025
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$1,275	$178	$1,453
Margin deposits	4,475	6,032	10,507
Total	$5,750	$6,210	$11,960
Of the total default fund contributions of $1,453 million, Nasdaq Clearing can utilize $1,368 million as capital resources in the event of a counterparty default. The remaining balance of $85 million pertains to member posted surplus balances.
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
Nasdaq Clearing has invested the total cash contributions of $5,750 million as of September 30, 2025 and $5,664 million as of December 31, 2024, in accordance with its investment policy as follows:

	September 30, 2025	December 31, 2024
	(in millions)
Demand deposits	$3,011	$3,616
Central bank certificates	733	767
Restricted cash and cash equivalents	$3,744	$4,383
European government debt securities	361	465
Reverse repurchase agreements	1,463	610
Multilateral development bank debt securities	182	206
Investments	$2,006	$1,281
Total	$5,750	$5,664
In the table above, the change from December 31, 2024 to September 30, 2025 includes a favorable impact from currency translation adjustments of $627 million for restricted cash and cash equivalents and $306 million for investments.
For the nine months ended September 30, 2025 and 2024, investments related to default funds and margin deposits, net includes purchases of investment securities of $70,866 million and $27,301 million, respectively, and proceeds from sales and redemptions of investment securities of $70,447 million and $27,538 million, respectively.
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

In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to contribute capital to the liability waterfall and overall regulatory capital as specified under its clearinghouse rules. As of September 30, 2025, Nasdaq Clearing committed capital totaling $159 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as a cash equivalent and included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets. The combined regulatory capital of the clearing members and Nasdaq Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical evidence of default payments, and the estimated probability of potential default payouts. The calculation is determined using proprietary risk management software that simulates gains and losses based on historical market prices, extreme but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis the estimated liability was nominal and no liability was recorded as of September 30, 2025.
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
Liability Waterfall
The liability waterfall is the priority order in which the capital resources would be utilized in the event of a default where the defaulting clearing member’s collateral and default fund contribution would not be sufficient to cover the cost to settle its portfolio. If a default occurs and the defaulting clearing member’s collateral, including cash deposits and pledged assets, is depleted, then capital is utilized in the following amount and order:
•junior capital contributed by Nasdaq Clearing, which totaled $46 million as of September 30, 2025;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if the defaulting member’s portfolio includes interest rate swap products;
•specific market default fund where the loss occurred (i.e., the financial or commodities market), which includes capital contributions of the clearing members on a pro-rata basis; and
•fully segregated senior capital for each specific market contributed by Nasdaq Clearing, calculated in accordance with clearinghouse rules, which totaled $24 million as of September 30, 2025.
If additional funds are needed after utilization of the liability waterfall, or if part of the waterfall has been utilized and needs to be replenished, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits established under the terms of the clearinghouse rules.

In addition to the capital held to withstand counterparty defaults described above, Nasdaq Clearing also has committed capital of $89 million to ensure that it can handle an orderly wind-down of its operation, and that it is adequately protected against investment, operational, legal, and business risks.
Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative contracts outstanding prior to netting:

September 30, 2025
(in millions)
Commodity forwards	$18
Fixed-income swaps and forwards	734
Stock options and forwards	479
Index options and forwards	111
Total	$1,342
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
Derivative Contracts Cleared
The following table presents the total number of derivative contracts cleared through Nasdaq Clearing for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Commodity and seafood options, futures and forwards	191,088	165,641
Fixed-income swaps, futures and forwards	14,269,081	14,306,316
Stock options, futures and forwards	17,875,224	17,592,459
Index options, futures and forwards	23,362,390	26,833,338
Total	55,697,783	58,897,754
As noted above, beginning in January 2025, Nasdaq no longer offers seafood derivatives clearing.
Resale and Repurchase Agreements Contracts Outstanding and Cleared
The outstanding contract value of resale and repurchase agreements was $1.4 billion and $2.1 billion as of September 30, 2025 and 2024, respectively. The total number of resale and repurchase agreements contracts cleared was 2,812,945 and 3,706,152 for the nine months ended September 30, 2025 and 2024, respectively.
15. LEASES
We have operating leases, which are primarily real estate leases, predominantly for our U.S. and European headquarters, data centers and for general office space. The following table provides supplemental balance sheet information related to Nasdaq’s operating leases:

	Balance Sheet Classification	September 30, 2025	December 31, 2024
Assets:		(in millions)
Operating lease assets	Operating lease assets	$440	$375

Liabilities:
Current lease liabilities	Other current liabilities	$56	$55
Non-current lease liabilities	Operating lease liabilities	454	388
Total lease liabilities		$510	$443
The following table summarizes Nasdaq’s lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Operating lease cost	$21	$19	$60	$59
Variable lease cost	12	10	31	28
Sublease income	(1)	(1)	(1)	(2)
Total lease cost	$32	$28	$90	$85
In the table above, operating lease costs include short-term lease costs, which were immaterial.
The following table reconciles the undiscounted cash flows for the following years and total of the remaining years to the operating lease liabilities recorded in the Condensed Consolidated Balance Sheets.

September 30, 2025
(in millions)
Remainder of 2025	$17
2026	80
2027	76
2028	72
2029	70
2030+	295
Total lease payments	$610
Less: interest	(100)
Present value of lease liabilities	$510
In the table above, interest is calculated using the interest rate for each lease. Present value of lease liabilities includes the current portion of $56 million.
Total lease payments in the table above excludes $18 million of legally binding minimum lease payments for leases signed but not yet commenced.

The following table provides information related to Nasdaq’s lease term and discount rate:

September 30, 2025
Weighted-average remaining lease term (in years)	8.6

Weighted-average discount rate	4.2%
The following table provides supplemental cash flow information related to Nasdaq’s operating leases:

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$59	$64

Lease assets obtained in exchange for operating lease liabilities	$107	$28
16. INCOME TAXES
Income Tax Provision
The following tables present our income tax provision and effective tax rate:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Income tax provision	$106	$51
Effective tax rate	20.0%	14.3%

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Income tax provision	$296	$250
Effective tax rate	18.9%	24.8%
The higher effective tax rate for the three months ended September 30, 2025, as compared to the prior year period, was primarily due to a tax benefit related to payments made to former Adenza employees in September of 2024. The lower effective tax rate for the nine months ended September 30, 2025, as compared to the prior year period, was primarily due to the completion of an intra-group transfer of certain intellectual property, or IP, rights to the U.S. headquarters in June of 2024.
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
17. COMMITMENTS, CONTINGENCIES AND GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin collateral pledged by clearing members discussed in Note 14, “Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled $4 million as of September 30, 2025 and December 31, 2024. As discussed in “Other Credit Facilities,” of Note 8, “Debt Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in multiple currencies, and totaled $204 million as of September 30, 2025 and $174 million as of December 31, 2024 in available liquidity, none of which was utilized.
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
Legal and Regulatory Matters
European Commission Matter
In September 2024, the European Commission conducted an inspection at the Nasdaq Stockholm offices. The inspection related to a potential competition law concern regarding the trading of Nordic financial derivatives. We understand that the European Commission’s focus is a cooperative arrangement with Eurex that was announced by Eurex and the Helsinki Stock Exchange in 1999. The Helsinki Stock Exchange was acquired by Nasdaq as part of our acquisition of OMX AB in 2008. The cooperative arrangement with Eurex fully ended before Nasdaq learned of the European Commission’s investigation. We have been cooperating with the European Commission, but are uncertain about the duration or ultimate outcome of the European Commission’s review, or to the extent there is any finding against us, the amount of any fines or other remedies.
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
The following tables present certain information regarding our business segments for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
	(in millions)
Capital Access Platforms
Total revenues	$546	$501
Direct and directly consumed expenses	175	173
Other expenses	46	38
Operating income	$325	$290
Depreciation and amortization	11	10
Purchase of property and equipment	18	16
Financial Technology
Total revenues	$457	$405
Direct and directly consumed expenses	220	203
Other expenses	31	20
Operating income	$206	$182
Depreciation and amortization	14	10
Purchase of property and equipment	37	27
Market Services
Total revenues	$946	$1,022
Transaction-based expenses	(643)	(756)
Revenues less transaction-based expenses	303	266
Direct and directly consumed expenses	84	85
Other expenses	22	20
Operating income	$197	$161
Depreciation and amortization	11	10
Purchase of property and equipment	14	14
Corporate Items
Total revenues	$9	$(26)
Other expenses	151	159
Operating loss	$(142)	$(185)
Amortization of acquired intangible assets	122	123
Consolidated
Total revenues	$1,958	$1,902
Transaction-based expenses	(643)	(756)
Revenues less transaction-based expenses	$1,315	$1,146
Direct and directly consumed expenses	479	461
Other expenses	250	237
Operating income	$586	$448
Depreciation and amortization	158	153
Purchase of property and equipment	69	57

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Capital Access Platforms
Total revenues	$1,588	$1,460
Direct and directly consumed expenses	523	498
Other expenses	127	122
Operating income	$938	$840

Depreciation and amortization	34	31
Purchase of property and equipment	46	37
Financial Technology
Total revenues	$1,352	$1,217
Direct and directly consumed expenses	646	595
Other expenses	87	66
Operating income	$619	$556

Depreciation and amortization	38	31
Purchase of property and equipment	89	71
Market Services
Total revenues	$3,171	$2,700
Transaction-based expenses	(2,281)	(1,948)
Revenues less transaction-based expenses	$890	$752
Direct and directly consumed expenses	264	250
Other expenses	62	63
Operating income	$564	$439

Depreciation and amortization	34	30
Purchase of property and equipment	42	39
Corporate Items
Total revenues	$27	$(7)
Other expenses	446	547
Operating loss	$(419)	$(554)

Amortization of acquired intangible assets	365	368

Consolidated
Total revenues	$6,138	$5,370
Transaction-based expenses	(2,281)	(1,948)
Revenues less transaction-based expenses	$3,857	$3,422
Direct and directly consumed expenses	1,433	1,343
Other expenses	722	798
Operating income	$1,702	$1,281

Depreciation and amortization	471	460
Purchase of property and equipment	177	147

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

	Three Months Ended September 30,
	2025	2024
	(in millions)
Revenues:
Divestiture	$9	$8
Adenza purchase accounting adjustment	—	(34)
Expenses:
Amortization expense of acquired intangible assets	122	122
Merger and strategic initiatives expense	9	10
Restructuring charges	12	22
Legal and regulatory matters	1	—
Expenses - divestiture	5	4
Other	2	1
Total expenses	$151	$159
Operating loss	$(142)	$(185)

	Nine Months Ended September 30,
	2025	2024
	(in millions)
Revenues:
Divestiture	$27	$27
Adenza purchase accounting adjustment	—	(34)
Expenses:
Amortization expense of acquired intangible assets	365	366
Merger and strategic initiatives expense	53	23
Restructuring charges	27	103
Legal and regulatory matters	3	16
Gain on extinguishment of debt	(19)	—
Pension settlement charge	—	23
Expenses - divestiture	13	12
Other	4	4
Total expenses	$446	$547
Operating loss	$(419)	$(554)
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
◦For the three and nine months ended September 30, 2025 and 2024, these costs included Adenza integration costs and other strategic initiative costs. For the nine months ended September 30, 2024, these costs were partially offset by recognition of a termination fee due to Nasdaq in the second quarter of 2024, related to the termination of the then proposed divestiture of our Nordic power futures business. For the nine months ended September 30, 2025, these costs included a repayment of this fee due to the sale of the Nordic power futures business to another buyer, as designated in the settlement agreement.
•Restructuring charges: See Note 19, “Restructuring Charges,” for further discussion of these plans.
•Other items: We have included certain other charges or gains in corporate items, to the extent we believe they should be excluded when evaluating the ongoing operating performance of each individual segment. Other items primarily include:
◦Adenza purchase accounting adjustment: During the third quarter of 2024, as part of finalizing the purchase accounting of the Adenza acquisition, a one-time net revenue reduction of $32 million was recorded in our Financial Technology segment, reflecting the net impact of the accounting change on AxiomSL subscription revenue from the date of the Adenza acquisition. For purposes of evaluating the performance of our segments, for the nine months ended September 30, 2024, we have excluded the reduction of $34 million as this relates to the prior year's impact of this change. We have not excluded the $2 million offsetting impact of this change as it related to the 2024 results.
◦Gain on extinguishment of debt: For the nine months ended September 30, 2025, this includes a gain on extinguishment of debt, which is recorded in general, administrative and other expense in the Condensed Consolidated Statements of Income. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
◦Legal and regulatory matters: For the three and nine months ended September 30, 2025, this includes accruals relating to certain legal matters, which are recorded in professional and contract services in the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2024, this primarily related to settlement of an SFSA fine, and accruals related to certain legal matters.
◦Pension settlement charge: For the nine months ended September 30, 2024, we recorded a pre-tax loss as a result of settling our U.S. pension plan. The plan was terminated and partially settled in 2023, with final settlement occurring during the first quarter of 2024. The pre-tax charge is recorded in compensation and benefits in the Condensed Consolidated Statements of Income. See Note 9, “Retirement Plans,” for further discussion.

Geographic Data
The following tables present total gross revenues by geographic area for the three and nine months ended September 30, 2025 and 2024. Revenues are classified based upon the location of the customer.

	Three Months Ended September 30,
	2025	2024
	(in millions)
United States	$1,562	$1,549
All other countries	396	353
Total	$1,958	$1,902

	Nine Months Ended September 30,
	2025	2024
	(in millions)
United States	$4,947	$4,261
All other countries	1,191	1,109
Total	$6,138	$5,370
No single customer accounted for 10.0% or more of our revenues for the three and nine months ended September 30, 2025 and 2024.
The following table presents property and equipment, net by geographic area as of September 30, 2025 and December 31, 2024. Property and equipment information is based on the physical location of the assets.

(in millions)	September 30, 2025	December 31, 2024
United States	$454	$425
All other countries	235	168
Total	$689	$593
Property and equipment, net for all other countries primarily includes assets held in Sweden.
19. RESTRUCTURING CHARGES
In the fourth quarter of 2023, following the closing of the Adenza acquisition, our management approved, committed to and initiated a restructuring program, “Adenza Restructuring” to optimize our efficiencies as a combined organization. We further expanded this program in the fourth quarter of 2024 to accelerate our momentum. We have incurred costs principally related to employee-related costs, contract terminations, asset impairments and other related costs and expect to incur additional costs in these areas in an effort to accelerate efficiencies through location strategy and enhanced AI capabilities. We expect to achieve benefits primarily in the form of expense synergies, with more than $150 million net expense synergies actioned through September 30, 2025, and do not expect our costs to be more than one times our achieved synergies. Initiatives taken as part of this program are expected to be actioned by the end of 2025, while certain costs may be recognized in the first half of 2026.
Costs related to these programs are recorded as restructuring charges in the Condensed Consolidated Statements of Income.
The following table presents a summary of the Adenza restructuring program and our divisional realignment program charges for the three and nine months ended September 30, 2025 and 2024 as well as total program costs incurred since the inception date of each program.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)
Asset impairment charges
Adenza restructuring	$—	$—	$—	$24
Divisional realignment	—	5	—	9
Consulting services
Adenza restructuring	3	1	5	4
Divisional realignment	—	6	—	27
Employee-related costs
Adenza restructuring	7	3	18	15
Divisional realignment	—	2	—	8
Other
Adenza restructuring	2	1	4	6
Divisional realignment	—	4	—	10
Total restructuring charges	$12	$22	$27	$103

Total Program Costs Incurred
Adenza restructuring	$98
Divisional realignment*	$139
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
Third Quarter 2025 Highlights
•Nasdaq delivered a strong quarter in Listing Services, highlighting the Company’s continued market leadership and welcomed U.S. operating companies that raised $6.0 billion in proceeds.
•Index had $17 billion in net inflows in the third quarter and a record $91 billion in net inflows over the last twelve months. End of period ETP AUM reached $829 billion and average ETP AUM over the third quarter was $777 billion at quarter-end, an all-time high. Nasdaq launched 30 new Index products in the third quarter, including 18 international products and 13 in the institutional insurance annuity space.
•The Financial Technology segment delivered 12% ARR growth, reflecting an increase in new clients, cross-sells and upsells.
•Market Services delivered record U.S. equity derivatives revenue and volumes. Within our U.S. derivatives business, Nasdaq Index options volumes also achieved record levels in the third quarter.
•In September, Nasdaq’s Closing Cross set a new daily notional value record.
Macroeconomic environment
Our business performance can be positively or negatively impacted by a number of factors, including general economic conditions, the geopolitical environment, current or expected inflation, interest rate fluctuations, the threat or imposition of broad-based tariffs, market volatility, changes in investment patterns and priorities, regulatory changes, pandemics and other factors that are generally beyond our control. For example, higher overall U.S. trading volumes in the first nine months of 2025, as compared to the same period in 2024, has led to an increase in our U.S. Equity Derivative Trading and U.S. Cash Equity Trading revenues. Market factors also contributed to higher valuations in Nasdaq indices. The impact of global uncertainty due to tariff policies has caused some delays in IPOs; however, the expectation of a lower cost of capital, U.S. economic resilience and certain deregulation efforts have created more investor confidence in new issuances. To the extent that global or national economic conditions weaken and result in slower growth or recessions, or we experience an extended U.S. federal government shutdown, our business may temporarily be negatively impacted.

Nasdaq’s Operating Results
The following tables summarize our financial performance for the three and nine months ended September 30, 2025 compared to the same periods in 2024. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended September 30,		Percentage Change
	2025	2024
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$1,315	$1,146	14.8%
Operating expenses	729	698	4.4%
Operating income	$586	$448	31.0%
Net income attributable to Nasdaq	$423	$306	38.4%
Diluted earnings per share	$0.73	$0.53	38.4%
Cash dividends declared per common share	$0.27	$0.24	12.5%

	Nine Months Ended September 30,		Percentage Change
	2025	2024
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$3,857	$3,422	12.7%
Operating expenses	2,155	2,141	0.7%
Operating income	$1,702	$1,281	32.9%
Net income attributable to Nasdaq	$1,270	$762	66.6%
Diluted earnings per share	$2.19	$1.32	66.6%
Cash dividends declared per common share	$0.78	$0.70	11.4%
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
The following chart summarizes our quarterly annualized SaaS revenues for Solutions, which comprises our Capital Access Platforms and Financial Technology segments, for September 30, 2025 and 2024 (in millions):
SEGMENT OPERATING RESULTS
The following tables present our revenues by segment:

	Three Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Capital Access Platforms	$546	$501	9.1%
Financial Technology	457	371	23.3%
Market Services	946	1,022	(7.4)%
Other revenues	9	8	1.7%
Total revenues	$1,958	$1,902	3.0%
Transaction rebates	(637)	(513)	24.1%
Brokerage, clearance and exchange fees	(6)	(243)	(97.2)%
Total revenues less transaction-based expenses	$1,315	$1,146	14.8%

	Nine Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Capital Access Platforms	$1,588	$1,460	8.8%
Financial Technology	1,352	1,183	14.4%
Market Services	3,171	2,700	17.4%
Other revenues	27	27	0.1%
Total revenues	$6,138	$5,370	14.3%
Transaction rebates	(1,845)	(1,478)	24.8%
Brokerage, clearance and exchange fees	(436)	(470)	(7.3)%
Total revenues less transaction-based expenses	$3,857	$3,422	12.7%

The following charts present our Capital Access Platforms, Financial Technology and Market Services segments as a percentage of our total revenues, less transaction-based expenses.
Capital Access Platforms
The following tables present revenues and ARR from our Capital Access Platforms segment:

	Three Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Data & Listing Services	$204	$190	7.4%
Index	206	182	13.5%
Workflow & Insights	136	129	5.4%
Total Capital Access Platforms	$546	$501	9.1%

	Nine Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Data & Listing Services	$594	$562	5.8%
Index	595	517	14.9%
Workflow & Insights	399	381	4.8%
Total Capital Access Platforms	$1,588	$1,460	8.8%

	As of September 30,
	2025	2024
ARR (in millions)	$1,345	$1,254

Data & Listing Services Revenues
The following tables present key drivers from our Data & Listing Services business:

	Three Months Ended September 30,
	2025	2024
IPOs
The Nasdaq Stock Market	76	48
The Nasdaq Stock Market - SPACs	30	15
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	2	1
Total new listings
The Nasdaq Stock Market	205	138
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	4	6

	Nine Months Ended September 30,
	2025	2024
IPOs
The Nasdaq Stock Market	218	114
The Nasdaq Stock Market - SPACs	89	28
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	12	7
Total new listings
The Nasdaq Stock Market	569	301
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	19	18

	As of September 30,
	2025	2024
Number of listed companies
The Nasdaq Stock Market	4,359	4,039
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,133	1,186

ARR (in millions)	743	683
In the tables above:
•The number of total listed companies on The Nasdaq Stock Market for the nine months ended September 30, 2025 and 2024 included 1,000 and 712 ETPs, respectively.
•IPOs, new listings (which includes IPOs) and total listed companies for exchanges that comprise Nasdaq Nordic and Nasdaq Baltic represent companies listed on the Nasdaq Nordic and Nasdaq Baltic exchanges and companies listed on the alternative markets of Nasdaq First North.
Data & Listing Services revenues increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 due to new listings, an increase in data net sales and usage, and pricing, partially offset by delistings and lower amortization of prior period initial listing fees.
Index Revenues
The following table presents key drivers from our Index business:

	As of or Three Months Ended September 30,
	2025	2024
Number of licensed ETPs	439	388
TTM change in period end ETP AUM tracking Nasdaq indices (in billions)
Beginning balance	$600	$411
Net appreciation	138	143
Net impact of ETP sponsor switches	—	(16)
Net inflows	91	62
Ending balance	$829	$600
Quarterly average ETP AUM tracking Nasdaq indices (in billions)	$777	$575

ARR (in millions)	$81	$74
In the table above, TTM represents trailing twelve months.
Index revenues increased for the three months ended September 30, 2025 compared with the same period in 2024 primarily due to higher average AUM in exchange traded products linked to Nasdaq indices, partially offset by lower revenues on derivatives contracts linked to the Nasdaq-100 index. Index revenues increased for the nine months ended September 30, 2025 compared with the same period in 2024 due to higher average AUM in exchange traded products linked to Nasdaq indices and growth in revenues due to higher trading volume on derivatives contracts linked to the Nasdaq-100 Index. This increase was partially offset by a $16 million one-time item recognized in the first quarter of 2024 related to a legal settlement to recoup revenue.
Workflow & Insights Revenues
The following table presents key drivers from our Workflow & Insights business:

	As of or Three Months Ended September 30,
	2025	2024
	(in millions)
ARR	$521	$497
Quarterly annualized SaaS revenues	450	427
Workflow & Insights revenues increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 due to an increase in analytics revenues, largely driven by eVestment and Nasdaq Alternative Data sales growth.

Financial Technology
The following tables present revenues from our Financial Technology segment:

	Three Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Financial Crime Management Technology	$84	$69	22.0%
Regulatory Technology	109	68	61.6%
Capital Markets Technology	264	234	12.6%
Total Financial Technology	$457	$371	23.3%

	Nine Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Financial Crime Management Technology	$241	$200	20.7%
Regulatory Technology	315	253	24.2%
Capital Markets Technology	796	730	9.2%
Total Financial Technology	$1,352	$1,183	14.4%
Financial Crime Management Technology Revenues
The following table presents key drivers for our Financial Crime Management Technology business:

	As of or Three Months Ended September 30,
	2025	2024
	(in millions)
ARR and Quarterly annualized SaaS revenues	$316	$268
Financial Crime Management Technology revenues increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to higher subscription revenues from new sales and price increases to existing clients, and new client contracts.
Regulatory Technology Revenues
The following table presents key drivers for our Regulatory Technology business:

	As of or Three Months Ended September 30,
	2025	2024
	(in millions)
ARR	$389	$350
Quarterly annualized SaaS revenues	213	188
Regulatory Technology revenues increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to increased subscription revenue from new sales and price increases to existing clients, and revenue from new clients from our AxiomSL and Surveillance product offerings. Revenues also increased as compared to the same periods in 2024 due to a one-time revenue reduction recognized in the third quarter of 2024 related to a purchase accounting adjustment. See Note 3, “Revenue from Contracts with Customers,” to the condensed consolidated financial statements for discussion on the measurement period adjustment.
Capital Markets Technology Revenues
The following table presents key drivers for our Capital Markets Technology business:

	As of or Three Months Ended September 30,
	2025	2024
	(in millions)
ARR	$957	$864
Quarterly annualized SaaS revenues	153	128
Capital Markets Technology revenues increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024. The increase for both periods was primarily due to an increase in our trade management services business due to data center growth. The increase for these periods is also attributable to higher subscription revenues from new sales and price increases to existing clients, as well as revenues from new clients from our Calypso business. For the nine months ended September 30, 2025 the increase was also driven by price increases and upsells in our market technology business.

Market Services
The following tables present revenues from our Market Services segment:

	Three Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Market Services	$946	$1,022	(7.4)%
Transaction-based expenses:
Transaction rebates	(637)	(513)	24.1%
Brokerage, clearance and exchange fees	(6)	(243)	(97.2)%
Total Market Services, net	$303	$266	14.1%

	Nine Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Market Services	$3,171	$2,700	17.4%
Transaction-based expenses:
Transaction rebates	(1,845)	(1,478)	24.8%
Brokerage, clearance and exchange fees	(436)	(470)	(7.3)%
Total Market Services, net	$890	$752	18.3%
The following tables present net revenues by product from our Market Services segment:

	Three Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
U.S. Equity Derivative Trading	$124	$107	15.5%
Cash Equity Trading	127	107	19.0%
U.S. Tape plans	33	35	(7.4)%
Other	19	17	18.5%
Total Market Services, net	$303	$266	14.1%

	Nine Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
U.S. Equity Derivative Trading	$346	$289	19.8%
Cash Equity Trading	381	317	20.1%
U.S. Tape plans	103	94	8.7%
Other	60	52	15.8%
Total Market Services, net	$890	$752	18.3%
In the preceding tables, Other includes Nordic fixed income trading & clearing, Nordic derivatives and Canadian cash equities trading.

U.S. Equity Derivative Trading
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative Trading business:

	Three Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
U.S. Equity Derivative Trading Revenues	$416	$374	11.4%
Section 31 fees	—	27	(100.0)%
Transaction-based expenses:
Transaction rebates	(292)	(266)	9.9%
Section 31 fees	—	(27)	(100.0)%
Brokerage and clearance fees	—	(1)	(44.4)%
U.S. Equity Derivative Trading Revenues, net	$124	$107	15.5%

	Nine Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
U.S. Equity Derivative Trading Revenues	$1,234	$1,031	19.7%
Section 31 fees	47	57	(17.5)%
Transaction-based expenses:
Transaction rebates	(885)	(740)	19.7%
Section 31 fees	(47)	(57)	(17.5)%
Brokerage and clearance fees	(3)	(2)	25.3%
U.S. Equity Derivative Trading Revenues, net	$346	$289	19.8%
Section 31 fees are recorded as U.S. equity derivative and U.S. cash equity trading revenues with a corresponding amount recorded in transaction-based expenses. We are assessed these fees from the SEC and pass them through to our customers in the form of incremental fees. Pass-through fees can increase or decrease due to rate changes by the SEC, our percentage of the overall industry volumes processed on our systems, and differences in actual dollar value traded. Section 31 fees decreased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to a rate change by the SEC in the second quarter of 2025. Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Three Months Ended September 30,
	2025	2024

Total industry average daily volume (in millions)	55.8	44.5
Nasdaq PHLX matched market share	10.4%	9.4%
The Nasdaq Options Market matched market share	2.5%	5.8%
Nasdaq BX Options matched market share	1.6%	2.3%
Nasdaq ISE Options matched market share	7.0%	6.8%
Nasdaq GEMX Options matched market share	3.5%	2.7%
Nasdaq MRX Options matched market share	3.5%	3.2%
Total matched market share executed on Nasdaq’s exchanges	28.5%	30.2%

	Nine Months Ended September 30,
	2025	2024
U.S. equity options
Total industry average daily volume (in millions)	54.0	43.3
Nasdaq PHLX matched market share	9.7%	9.9%
The Nasdaq Options Market matched market share	3.9%	5.5%
Nasdaq BX Options matched market share	1.7%	2.3%
Nasdaq ISE Options matched market share	6.8%	6.7%
Nasdaq GEMX Options matched market share	3.9%	2.6%
Nasdaq MRX Options matched market share	3.0%	2.6%
Total matched market share executed on Nasdaq’s exchanges	29.0%	29.6%
U.S. equity derivative trading revenues and U.S. equity derivative trading revenues, net increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to higher industry trading volumes, partially offset by lower capture and lower matched market share executed on Nasdaq’s exchanges.
Transaction rebates, in which we credit a portion of the execution charge to the market participant, increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to higher industry trading volumes.
Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity Trading business:

	Three Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Cash Equity Trading Revenues	$471	$354	33.1%
Section 31 fees	—	210	(100.0)%
Transaction-based expenses:
Transaction rebates	(338)	(242)	39.7%
Section 31 fees	—	(210)	(100.0)%
Brokerage and clearance fees	(6)	(5)	17.2%
Cash equity trading revenues, net	$127	$107	19.0%

	Nine Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Cash Equity Trading Revenues	$1,340	$1,056	27.0%
Section 31 fees	367	394	(7.1%)
Transaction-based expenses:
Transaction rebates	(940)	(722)	30.2%
Section 31 fees	(367)	(394)	(7.1%)
Brokerage and clearance fees	(19)	(17)	13.4%
Cash equity trading revenues, net	$381	$317	20.1%
See the discussion above for an explanation of Section 31 fees for the three and nine months ended September 30, 2025 as compared with the same periods in 2024.

	Three Months Ended September 30,
	2025	2024
Total U.S.-listed securities
Total industry average daily share volume (in billions)	17.6	11.5
Matched share volume (in billions)	158.6	118.2
The Nasdaq Stock Market matched market share	13.7%	15.6%
Nasdaq BX matched market share	0.3%	0.3%
Nasdaq PSX matched market share	0.1%	0.2%
Total matched market share executed on Nasdaq’s exchanges	14.1%	16.1%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	47.6%	44.7%
Total market share	61.7%	60.8%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	627,568	609,167
Total average daily value of shares traded (in billions)	$4.5	$4.1
Total market share executed on Nasdaq’s exchanges	72.8%	72.3%

	Nine Months Ended September 30,
	2025	2024
Total U.S.-listed securities
Total industry average daily share volume (in billions)	17.2	11.7
Matched share volume (in billions)	454.4	354.3
The Nasdaq Stock Market matched market share	13.8%	15.6%
Nasdaq BX matched market share	0.3%	0.4%
Nasdaq PSX matched market share	0.1%	0.2%
Total matched market share executed on Nasdaq’s exchanges	14.2%	16.2%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	47.7%	43.0%
Total market share	61.9%	59.2%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	736,829	645,622
Total average daily value of shares traded (in billions)	$5.2	$4.5
Total market share executed on Nasdaq’s exchanges	71.8%	72.2%
Cash equity trading revenues and cash equity trading revenues, net increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to higher U.S. and European industry trading volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq's exchanges and lower capture.
Transaction rebates increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to higher U.S. industry volumes, partially offset by lower overall U.S. matched market share executed on Nasdaq’s exchanges. For The Nasdaq Stock Market and Nasdaq PSX, we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity.
U.S. Tape Plans
The following tables present revenues from our U.S. Tape plans business:

	Three Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
U.S. Tape plans	$33	$35	(7.4)%

	Nine Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
U.S. Tape plans	$103	$94	8.7%
U.S. Tape plans revenues decreased for the three months ended September 30, 2025 compared with the same period in 2024 primarily due to lower audit revenue collection, partially offset by higher usage volume. The increase for the nine months ended September 30, 2025 compared with the same period in 2024 was primarily due to higher one-time industry-wide adjustments and higher usage volume.
Other
Other includes Nordic fixed income trading and clearing, Nordic derivatives and Canadian cash equities trading. The following tables present revenues from these businesses:

	Three Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Other	$19	$17	18.5%

	Nine Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Other	$60	$52	15.8%
In the preceding tables, Other is presented net of Canadian cash equity transaction rebates of $7 million and $5 million for the three months ended September 30, 2025 and 2024, respectively, and $20 million and $16 million for the nine months ended September 30, 2025 and 2024, respectively.
Other revenues increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 due to an increase in Nordic derivatives revenues and Canadian cash equity revenues.

Other Revenues
For the three and nine months ended September 30, 2025 and 2024, Other revenues include revenues related to our Nordic power futures business. See Note 4, "Divestitures," for further discussion.
EXPENSES
Operating Expenses
The following tables present our operating expenses:

	Three Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Compensation and benefits	$353	$332	6.5%
Professional and contract services	38	36	6.7%
Technology and communication infrastructure	80	71	11.9%
Occupancy	32	28	15.0%
General, administrative and other	22	26	(18.6)%
Marketing and advertising	13	11	17.0%
Depreciation and amortization	158	153	3.3%
Regulatory	12	9	32.8%
Merger and strategic initiatives	9	10	(12.3)%
Restructuring charges	12	22	(44.4)%
Total operating expenses	$729	$698	4.4%

	Nine Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Compensation and benefits	$1,033	$1,000	3.3%
Professional and contract services	112	108	4.5%
Technology and communication infrastructure	236	207	14.2%
Occupancy	90	85	7.0%
General, administrative and other	51	84	(39.7)%
Marketing and advertising	41	34	19.9%
Depreciation and amortization	471	460	2.3%
Regulatory	41	37	10.1%
Merger and strategic initiatives	53	23	129.8%
Restructuring charges	27	103	(74.4)%
Total operating expenses	$2,155	$2,141	0.7%
The increase in compensation and benefits expense for the three and nine months ended September 30, 2025 compared with the same periods in 2024 was primarily driven by increased headcount and higher incentive compensation. The increase in the first nine month of 2025 compared with the same period in 2024 was partially offset by a pre-tax charge of $23 million in the first quarter of 2024 resulting from the finalization of the termination of our pension plan.
Headcount, including employees of non-wholly owned consolidated subsidiaries, increased to 9,625 employees as of September 30, 2025 from 9,120 employees as of September 30, 2024, as we support revenue growth and innovation.
Professional and contract services expense increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to increased consulting costs. For the nine months ended September 30, 2025, these costs were partially offset by a decrease in certain legal fees.
Technology and communication infrastructure expense increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to increased investment in technology, particularly our cloud initiatives and software licensing.
Occupancy expense increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to colocation data center growth.

General, administrative and other expense decreased for the three and nine months ended September 30, 2025 as compared with the same periods in 2024 due to a change in classification of costs related to the CAT from general, administrative and other expense to regulatory expense, beginning in the fourth quarter of 2024 and a gain on extinguishment of debt recorded in the first nine months of 2025. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
Marketing and advertising expense increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to higher client acquisition costs.
Depreciation and amortization expense increased slightly for the three and nine months ended September 30, 2025 compared with the same periods in 2024 due to increased depreciation of capitalized software projects.
Regulatory expense increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to an increase in CAT operating fees and the change in classification of these costs, as described above.
We have pursued various strategic initiatives and completed acquisitions and divestitures in recent years, which have resulted in expenses which would not have otherwise been incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party transaction costs and vary based on the size and frequency of the activities described above. For the three and nine months ended September 30, 2025, and 2024 these costs included Adenza integration costs and other strategic initiative costs. For the nine months ended September 30, 2024, these costs were partially offset by recognition of a termination fee due to Nasdaq in the second quarter of 2024, related to the termination of the then proposed divestiture of our Nordic power futures business. For the nine months ended September 30, 2025, these costs included a repayment of a portion of this fee due to the closing of the transaction with another buyer, as designated in the settlement agreement.
Restructuring charges decreased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to the completion of our divisional realignment program in September 2024.
We further expanded our Adenza restructuring program in the fourth quarter of 2024 to accelerate our momentum. In connection with this program, we expect to incur up to approximately $140 million in pre-tax charges. Initiatives taken as part of this program are expected to be actioned by the end of 2025, while certain costs may be recognized in the first half of 2026. We have surpassed the initial program target by actioning approximately $150 million of net expense synergies through September 30, 2025, inclusive of the $80 million of net expense synergies related to the AxiomSL and Calypso acquisition.
For further discussion related to both programs described above, see Note 19, “Restructuring Charges,” to the condensed consolidated financial statements.
Non-Operating Income and Expenses
The following tables present our non-operating income and expenses:

	Three Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Interest income	$8	$8	—%
Interest expense	(87)	(102)	(14.5)%
Net interest expense	(79)	(94)	(15.7)%
Net gain (loss) on divestitures	(2)	—	N/M
Other income	—	1	(119.9)%
Net income from unconsolidated investees	24	1	2,361.0%
Total non-operating expense	$(57)	$(92)	(39.0)%

	Nine Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Interest income	$32	$20	55.4%
Interest expense	(279)	(313)	(10.9)%
Net interest expense	(247)	(293)	(15.5)%
Net gain (loss) on divestitures	37	—	N/M
Other income	—	15	(99.7)%
Net income from unconsolidated investees	73	7	1,012.5%
Total non-operating expense	$(137)	$(271)	(36.0)%

The following tables present our interest expense:

	Three Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Interest expense on debt	$84	$98	(14.3)%
Accretion of debt issuance costs and debt discount	2	3	(16.8)%
Other fees	1	1	(21.1)%
Interest expense	$87	$102	(14.5)%

	Nine Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Interest expense on debt	$269	$301	(10.6)%
Accretion of debt issuance costs and debt discount	8	10	(18.4)%
Other fees	2	2	(15.2)%
Interest expense	$279	$313	(10.9)%
Interest income increased for the nine months ended September 30, 2025 compared with the same period in 2024 primarily due to a higher average cash balance.
Interest expense decreased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 primarily due to lower average outstanding debt following the repayment of our 2025 Notes and the partial repurchases of several series of outstanding senior unsecured notes. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
For the nine months ended September 30, 2025, net gain (loss) on divestitures includes gains on divestitures of our Nordic power futures business and our Nasdaq Risk Modelling for Catastrophes business, net of costs to sell, of which a portion are reflected for the three months ended September 30, 2025. See Note 4, “Divestitures,” to the condensed consolidated financial statements for further discussion of these transactions.
Other income primarily represents realized and unrealized gains and losses from strategic investments related to our corporate venture program.
Net income from unconsolidated investees increased for the three and nine months ended September 30, 2025 compared with the same periods in 2024 due to higher income recognized from our equity method investment in OCC driven by higher industry volumes. See “Equity Method Investments,” of Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Tax Matters
The following tables present our income tax provision and effective tax rate:

	Three Months Ended September 30,		Percentage Change
	2025	2024
	($ in millions)
Income tax provision	$106	$51	106.9%
Effective tax rate	20.0%	14.3%

	Nine Months Ended September 30,		Percentage Change
	2025	2024
	(in millions)
Income tax provision	$296	$250	18.8%
Effective tax rate	18.9%	24.8%
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
The following tables present reconciliations between U.S. GAAP net income attributable to Nasdaq and diluted earnings per share and non-GAAP net income attributable to Nasdaq and diluted earnings per share:

	Three Months Ended September 30,
	2025	2024
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$423	$306
Non-GAAP adjustments:
Adenza purchase accounting adjustment	—	34
Amortization expense of acquired intangible assets	122	122
Merger and strategic initiatives expense	9	10
Restructuring charges	12	22
Net (gain) loss on divestitures	2	—
Net income from unconsolidated investees	(24)	(1)
Legal and regulatory matters	1	—
Other loss	4	1
Total non-GAAP adjustments	$126	$188
Non-GAAP tax adjustments	(38)	(51)
Other tax adjustments	—	(14)
Total non-GAAP adjustments, net of tax	$88	$123
Non-GAAP net income attributable to Nasdaq	$511	$429

U.S. GAAP effective tax rate	20.0%	14.3%
Total adjustments from non-GAAP tax rate	2.0%	7.0%
Non-GAAP effective tax rate	22.0%	21.3%

Weighted-average common shares outstanding for diluted earnings per share	579.0	579.0

U.S. GAAP diluted earnings per share	$0.73	$0.53
Total adjustments from non-GAAP net income	0.15	0.21
Non-GAAP diluted earnings per share	$0.88	$0.74

	Nine Months Ended September 30,
	2025	2024
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$1,270	$762
Non-GAAP adjustments:
Adenza purchase accounting adjustment	—	34
Amortization expense of acquired intangible assets	365	366
Merger and strategic initiatives expense	53	23
Restructuring charges	27	103
Gain on extinguishment of debt	(19)	—
Net (gain) loss on divestitures	(37)	—
Net income from unconsolidated investees	(73)	(7)
Legal and regulatory matters	3	16
Pension settlement charge	—	23
Other (income) loss	6	(8)
Total non-GAAP adjustments	$325	$550
Non-GAAP tax adjustments	(108)	(137)
Other tax adjustments	(27)	19
Total non-GAAP adjustments, net of tax	$190	$432
Non-GAAP net income attributable to Nasdaq	$1,460	$1,194

U.S. GAAP effective tax rate	18.9%	24.8%
Total adjustments from non-GAAP tax rate	3.9%	(1.2)%
Non-GAAP effective tax rate	22.8%	23.6%

Weighted-average common shares outstanding for diluted earnings per share	579.3	579.0

U.S. GAAP diluted earnings per share	$2.19	$1.32
Total adjustments from non-GAAP net income	0.33	0.74
Non-GAAP diluted earnings per share	$2.52	$2.06
We believe that excluding the following items from the non-GAAP net income attributable to Nasdaq provides a more meaningful analysis of Nasdaq’s ongoing operating performance and comparisons in Nasdaq’s performance between periods:

•Adenza purchase accounting adjustment: During the third quarter of 2024, as part of finalizing the purchase accounting of the Adenza acquisition, a one-time revenue reduction of $32 million was recorded, reflecting the net impact of the accounting change on AxiomSL subscription revenue from the date of the Adenza acquisition. For the nine months ended September 30, 2024, we excluded the reduction of $34 million as this relates to the prior year's impact of this change from our non-GAAP results. We did not exclude the $2 million offsetting impact of this change as it is related to the 2024 results.
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
◦For the three and nine months ended September 30, 2025, and September 30, 2024, these costs included Adenza integration costs and other strategic initiative costs. For the nine months ended September 30, 2024, these costs were partially offset by the recognition of a termination fee due to Nasdaq in the second quarter of 2024, related to the termination of the then proposed divestiture of our Nordic power futures business. For the nine months ended September 30, 2025, these costs included a repayment of this fee due to the sale of the Nordic power futures business to another buyer, as designated in the settlement agreement.
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
•Other items: We have excluded certain other charges or gains, including certain tax items, that are the result of other non-comparable events to measure operating performance. We believe the exclusion of such amounts allows management and investors to better understand the ongoing financial results of Nasdaq. Other significant items include:
◦Net (gain) loss on divestitures: For the nine months ended September 30, 2025, this includes gains on divestitures of our Nordic power futures business and our Nasdaq Risk Modelling for Catastrophes business, net of costs to sell, of which a portion are reflected for the three months ended September 30, 2025. See Note 4, “Divestitures,” to the condensed consolidated financial statements for further discussion of these transactions.
◦Gain on extinguishment of debt: For the nine months ended September 30, 2025, this includes a gain on extinguishment of debt, which is recorded under general, administrative and other expense in the Condensed Consolidated Statements of Income. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.
◦Legal and regulatory matters: For the three and nine months ended September 30, 2025, this includes accruals relating to certain legal matters, which are recorded in professional and contract services in the Condensed Consolidated Statements of Income. For the nine months ended September 30, 2024, this primarily related to the settlement of an SFSA fine, and accruals related to certain legal matters.
◦Pension settlement charge: For the nine months ended September 30, 2024, we recorded a pre-tax charge as a result of settling our U.S. pension plan. The plan was terminated and partially settled in 2023, with final settlement occurring during the first quarter of 2024. The pre-tax charge is recorded in compensation and benefits expense in the Condensed Consolidated Statements of Income.
◦Other: For the three and nine months ended September 30, 2025 and 2024, other items include net gains and losses from strategic investments entered into through our corporate venture program, which are included in other income in our Condensed Consolidated Statements of Income.

•Tax adjustments: The non-GAAP adjustment to the income tax provision primarily includes the tax impact of each non-GAAP adjustment. For the nine months ended September 30, 2025, this also includes a release of a prior year reserve following a favorable audit settlement. For the nine months ended September 30, 2025 and for the three and nine months ended September 30, 2024, other tax adjustments reflect a tax benefit related to payments made to certain former Adenza employees. For the nine months ended September 30, 2024, other tax adjustments also included a one-time net tax expense of $33 million related to the completion of an intra-group transfer of certain IP assets to our U.S. headquarters.
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
The following table summarizes selected measures of our liquidity and capital resources:

	September 30, 2025	December 31, 2024
	(in millions)
Working capital	$(108)	$(116)
Cash and cash equivalents	470	592
Financial investments	53	184
Working Capital
The increase in working capital from December 31, 2024 to September 30, 2025, excluding default funds and margin deposits, which are both equal and offsetting, is primarily due to a decrease in current liabilities, partially offset by a decrease in current assets.
Decreased current liabilities were primarily due to:
•decreased Section 31 fees payable due to decrease in fee rate and timing of payment,
•a decrease in accounts payable and accrued expenses, and
•a decrease in accrued personnel costs due to timing of incentive compensation payments; partially offset by,
•reclassification of 2026 Notes to short-term debt, partially offset by the repayment of the 2025 Notes and the partial repayment of the 2026 Notes,
•an increase in other current liabilities, and
•an increase in deferred revenue.
Decreased current assets were primarily due to:
•decreased receivables, net due to timing of billings,
•lower financial investments at fair value offset in restricted cash below,
•a decrease in cash and cash equivalents, and
•a decrease in other current assets; partially offset by
•higher restricted cash primarily due to the movement of regulatory capital to shorter term investments qualifying as cash equivalents.
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance retained in cash and cash equivalents is a function of anticipated or possible short-term cash needs, prevailing interest rates, our investment policy, and alternative investment choices. As of September 30, 2025, our cash and cash equivalents of $470 million were primarily invested in money market funds, European government debt securities and bank deposits.

Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in various foreign subsidiaries totaled $227 million as of September 30, 2025 and $181 million as of December 31, 2024. The remaining balance held in the U.S. totaled $243 million as of September 30, 2025 and $411 million as of December 31, 2024.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents, which was $227 million as of September 30, 2025 and $31 million as of December 31, 2024, is restricted from withdrawal due to a contractual or regulatory requirement or not available for general use and as such is classified as restricted in the Condensed Consolidated Balance Sheets. The increase in this balance as of September 30, 2025 is primarily due to more regulatory capital being invested in shorter term investments, which are classified as cash equivalents, and are included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets as of September 30, 2025. As of December 31, 2024, more regulatory capital was invested in longer term investments, which were classified as financial investments in the Condensed Consolidated Balance Sheets.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in):	(in millions)
Operating activities	$1,630	$1,234
Investing activities	(462)	55
Financing activities	(2,386)	(2,537)
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
Net cash provided by operating activities increased $396 million for the nine months ended September 30, 2025 compared with the same period in 2024. The increase was primarily driven by an increase in net income, partially offset by changes in working capital, as discussed above.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2025 primarily relates to net purchases of investments related to default funds and margin deposits of $419 million, purchases of property and equipment of $177 million and other investing activities of $76 million primarily related to our corporate venture program, partially offset by proceeds from sales and redemption of securities, net, of $158 million and proceeds from divestitures of $52 million.
Net cash provided by investing activities for the nine months ended September 30, 2024 primarily related to net proceeds from sales and redemption of investments related to default funds and margin deposits of $237 million, partially offset by purchases of property and equipment of $147 million, other investing activities primarily related to our corporate venture program of $24 million and purchases of trading securities, net, of $11 million.
Net Cash Used in Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2025 primarily relates to a decrease in default funds and margin deposits of $847 million, repayments of debt including the repayment of our 2025 Notes for $400 million, the partial repayment of our 2028, 2034 and 2052 Notes for $257 million and the partial repayment of our 2026 Notes for $69 million, dividend payments to our shareholders of $448 million, repurchases of common stock of $330 million and payments related to employee shares withheld for taxes of $63 million, partially offset by proceeds received from employee stock activity and other issuances of $28 million.
Net cash used in financing activities for the nine months ended September 30, 2024 related to a decrease in default funds and margin deposits of $1,320 million, dividend payments to our shareholders of $403 million, repayment of the 2023 Term Loan of $340 million, repayments of our commercial paper, net, of $291 million, repurchases of common stock of $145 million and payments related to employee shares withheld for taxes of $56 million, partially offset by proceeds received from employee stock activity and other issuances of $21 million.
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

Financial Investments
Our financial investments totaled $53 million as of September 30, 2025 and $184 million as of December 31, 2024. Of these securities, $43 million as of September 30, 2025 and $171 million as of December 31, 2024 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing operations at Nasdaq Clearing. See Note 6, “Investments,” to the condensed consolidated financial statements for further discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory capital for the clearing operations of Nasdaq Clearing. The level of regulatory capital required to be maintained is dependent upon many factors, including market conditions and creditworthiness of the counterparty. As of September 30, 2025, our required regulatory capital of $159 million was primarily comprised of cash and cash equivalents that are included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services, NFSTX, LLC, and Nasdaq Capital Markets Advisory, are subject to regulatory requirements intended to ensure their general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net capital requirements. As of September 30, 2025, the combined required minimum net capital totaled $1 million and the combined excess capital totaled $23 million, substantially all of which is held in cash and cash equivalents in the Condensed Consolidated Balance Sheets. The required minimum net capital is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital Requirements
The entities that operate trading venues in the Nordic and Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure their general financial soundness and liquidity. As of September 30, 2025, our required regulatory capital of $43 million was primarily invested in European government bills that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to local regulation and are required to maintain certain levels of regulatory capital. As of September 30, 2025, other required regulatory capital of $13 million, primarily related to Nasdaq Central Securities Depository, was primarily invested in European government debt securities that are included in financial investments in the Condensed Consolidated Balance Sheets and cash, which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Equity and dividends
Share Repurchase Program
See “Share Repurchase Program,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of our share repurchase program.
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends paid per common share on our outstanding common stock:

	2025	2024
First quarter	$0.24	$0.22
Second quarter	0.27	0.24
Third quarter	0.27	0.24
Total	$0.78	$0.70
See “Cash Dividends on Common Stock,” of Note 11, “Nasdaq Stockholders’ Equity,” to the condensed consolidated financial statements for further discussion of the dividends.

Debt Obligations
Our outstanding debt obligations, by contractual maturity, at September 30, 2025 are as follows (in U.S. Dollar millions):
■ U.S. Notes ■ Euro Notes

$1,200
$800
$400
$—
'25
'26
/
'28
'29
'30
'31
'32
'33
'34
/
'40
/
'50
/
'52
'53
/
'63

In the third quarter of 2025, we repurchased an aggregate principal amount of $69 million of our 2026 Notes. In the second quarter of 2025, we repaid in full the 2025 Notes for an aggregate of $400 million. In the first quarter of 2025, we repurchased an aggregate principal amount of $279 million of our 2028, 2034 and 2052 Notes, for a net purchase price of $257 million, excluding accrued interest.
For the three months ended September 30, 2025, the weighted average interest rate on our debt obligations was approximately 3.75% and for the nine months ended September 30, 2025, the weighted average interest rate on our debt obligations was approximately 3.83%. This rate can fluctuate based on changes in interest rates for our variable rate debts, changes in foreign currency exchange rates and changes in the amount and duration of outstanding debt. In addition to the 2022 Revolving Credit Facility, we also have other credit facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line. These European credit facilities, which are available in multiple currencies, totaled $204 million as of September 30, 2025 and $174 million as of December 31, 2024 in available liquidity, none of which was utilized.
As of September 30, 2025, we were in compliance with the covenants of all of our debt obligations.
See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion of our debt obligations.
CONTRACTUAL OBLIGATIONS AND CONTINGENT COMMITMENTS
Nasdaq has contractual obligations to make future payments under debt obligations by contract maturity, operating lease payments, and other obligations. The following table summarizes material cash requirements for known contractual and other obligations as of September 30, 2025, and the estimated timing thereof.

	Payments Due by Period
(in millions)	Total	<1 year	1-3 years	3-5 years	5+ years
Debt obligation by contractual maturity	$14,436	$773	$1,530	$1,951	$10,182
Operating lease obligations	628	76	153	140	259
Purchase obligations	1,515	134	252	279	850
Total	$16,579	$983	$1,935	$2,370	$11,291
In the table above:
•Debt obligations by contractual maturity include both principal and interest obligations. For our Euro Notes, interest is calculated on an actual basis while all other debt obligations were primarily calculated on a 365-day basis at the contractual fixed rate multiplied by the aggregate principal amount as of September 30, 2025. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements for further discussion.

•Operating lease obligations represent our undiscounted operating lease liabilities as of September 30, 2025, as well as legally binding minimum lease payments for leases signed but not yet commenced. See Note 15, “Leases,” to the condensed consolidated financial statements for further discussion of our leases.
•Purchase obligations primarily represent minimum outstanding obligations due under software license agreements. The balance as of September 30, 2025 is primarily comprised of our multi-year Amazon Web Services partnership contract, which we expanded and extended in the first quarter of 2025. This contract will benefit both our Financial Technology and Market Services segments, including their modernization. The expansion of this contract is not expected to increase our cloud expense compared to our expectation over the short term or the life of the contract, and preserves flexibility beyond our forecast.
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
Financial Investments
As of September 30, 2025, our investment portfolio was primarily comprised of highly rated European government debt securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. The impact of an immediate increase to market interest rates, uniformly, by a hypothetical 100 basis points from levels as of September 30, 2025, would not have a material impact on our financial statements.
Debt Obligations
As of September 30, 2025, all of our outstanding debt obligations are fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 8, “Debt Obligations,” to the condensed consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2022 Revolving Credit Facility, as this facility has a variable interest rate. We may also be exposed to changes in interest rates if there are amounts outstanding from the sale of commercial paper under our commercial paper program, which have variable interest rates. As of September 30, 2025, there were no outstanding borrowings under our 2022 Revolving Credit Facility or commercial paper program.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our primary transactional exposure to foreign currency denominated revenues less transaction-based expenses and operating income for the three and nine months ended September 30, 2025 is presented in the following table:

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar
	(in millions, except currency rate)
Three Months Ended September 30, 2025
Average foreign currency rate to the U.S. dollar	1.169	0.105	0.726	#	N/A
Percentage of revenues less transaction-based expenses	7.1%	3.2%	0.6%	3.6%	85.5%
Percentage of operating income	8.9%	(3.0)%	(6.3)%	(7.6)%	108.0%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(9)	$(4)	$(1)	$(5)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(5)	$(2)	$(4)	$(4)	$—

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar
	(in millions, except currency rate)
Nine Months Ended September 30, 2025
Average foreign currency rate to the U.S. dollar	1.116	0.101	0.715	#	N/A
Percentage of revenues less transaction-based expenses	7.3%	3.3%	0.6%	3.6%	85.2%
Percentage of operating income	6.6%	(2.8)%	(6.6)%	(10.4)%	113.2%
Impact of a 10% adverse currency fluctuation on revenues less transaction-based expenses	$(28)	$(13)	$(2)	$(14)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(11)	$(5)	$(11)	$(18)	$—
__________
#    Represents multiple foreign currency rates.
N/A    Not applicable.
The adverse impacts shown in the preceding tables should be viewed individually by currency and not in aggregate, due to the correlation between changes in exchange rates for certain currencies. Additionally, the tables do not include the offsetting impact of our hedging programs.
We may use foreign exchange contracts to hedge a portion of our forecasted foreign currency denominated revenues and expenses in the normal course of business. We do not use these contracts for speculative trading purposes. We hedge these cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These foreign exchange contracts are carried at fair value, with maturities that can range up to 18 months. We record changes in fair value of these cash flow hedges of foreign currency denominated revenue and expenses in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, or in the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, we reclassify the related gain or loss on the cash flow hedge to revenue or operating expenses, as applicable. As of September 30, 2025, the fair value of our derivatives designated as cash flow hedging instruments are not material.
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
Our primary exposure to net assets in foreign currencies as of September 30, 2025 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$3,258	$(326)
Norwegian Krone	137	(14)
Canadian Dollar	128	(13)
Australian Dollar	100	(10)
British Pound	89	(9)
In the table above, Swedish Krona includes goodwill of $2,433 million and intangible assets, net of $504 million.

Our Euro Notes have been designated as a hedge of our net investment in certain foreign subsidiaries to mitigate the foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these notes is recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. See Note 8, “Debt Obligations,” to the condensed consolidated financial statements. We enter into foreign exchange contracts to hedge a portion of our net investment in certain foreign subsidiaries. We do not use these contracts for speculative trading purposes. These foreign exchange contracts are carried at fair value, with maturities ranging up to nine years. We record changes in fair value in other non-current liabilities and accumulated other comprehensive income in the Condensed Consolidated Balance Sheets. The accumulated gains and losses associated with these instruments will remain in accumulated other comprehensive income until the foreign subsidiaries are sold or substantially liquidated, at which point they will be reclassified into earnings.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The table below represents repurchases made by or on behalf of us or any “affiliated purchaser” of our common stock during the fiscal quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2025
Share repurchase program	300,726	$92.07	300,726	$1,502
Employee transactions	41,332	$89.45	N/A	N/A
August 2025
Share repurchase program	738,437	$95.43	738,437	$1,432
Employee transactions	—	$—	N/A	N/A
September 2025
Share repurchase program	178,999	$94.00	178,999	$1,415
Employee transactions	605	$88.95	N/A	N/A
Total Quarter Ended September 30, 2025
Share repurchase program	1,218,162	$94.39	1,218,162	$1,415
Employee transactions	41,937	$89.44	N/A	N/A
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
Item 5. Other Information
During the three months ended September 30, 2025, none of the Company’s directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408 of Regulation S-K) except as follows and which are intended to satisfy the affirmative defense of Rule 10b5-1(c):
•on August 29, 2025, Bryan Smith, Chief People Officer, adopted a Rule 10b5-1 trading plan for the sale of up to 10,633 shares of our common stock subject to certain conditions and which plan expires on May 1, 2026;
•on September 8, 2025, John E. Zecca, Global Chief Legal, Risk and Regulatory Officer, adopted a Rule 10b5-1 trading plan for the sale of 4,500 shares of our common stock subject to certain conditions and which plan expires on September 8, 2026; and
•on September 11, 2025, Adena T. Friedman, Chair and Chief Executive Officer, adopted a Rule 10b5-1 trading plan to arrange for, over a period of time in 2026, the exercise of her previously granted stock options that are expiring on January 3, 2027 and the sale of up to 806,451 shares of our common stock underlying such options. The sales may begin as early as January 2, 2026, pursuant to the terms of the trading plan, and the plan expires on December 31, 2026. Assuming all planned sales are completed under the plan, Ms. Friedman will continue to meet the Company’s executive stock ownership guidelines and her stake in the Company will remain significant. This would be Ms. Friedman’s first sale of our common stock since she rejoined the Company in 2014. The trading plan has been adopted for financial diversification and tax-planning purposes. Ms. Friedman’s belief in the Company’s prospects remains strong, and the plan was implemented to facilitate the exercise and sale of stock options expiring on January 3, 2027. In addition, as part of her tax-planning strategy, Ms. Friedman expects to donate shares of our common stock in 2026 to charitable organizations and/or a donor-advised fund, where the gifted shares will be used to support philanthropic initiatives.

Item 6. Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101
The following materials from the Nasdaq, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024; (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; and (vi) notes to condensed consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 2025.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	October 23, 2025

By:	/s/ Sarah Youngwood
Name:	Sarah Youngwood
Title:	Executive Vice President and Chief Financial Officer
Date:	October 23, 2025