Form 10-K
period 2025-12-31
NASDAQ, INC.
filed 2026-02-12
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2025
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $40.6 billion
(this amount represents approximately 454.2 million shares of Nasdaq, Inc.’s common stock based on the last reported sales price of $89.42 of the common stock on
The Nasdaq Stock Market on such date).
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at February 3, 2026
Common Stock, $0.01 par value per share	568,443,856	shares

Documents Incorporated by Reference: Certain portions of the Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

i
ii
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
5.650% senior unsecured notes paid at maturity on June 28,
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
iii
Euro Notes: The 2029, 2030, 2032 and 2033 Notes
Exchange Act: Securities Exchange Act of 1934, as amended
FASB: Financial Accounting Standards Board
FINRA: Financial Industry Regulatory Authority
GICS: Global Industry Classification Standard
IP: Intellectual property
IPO: Initial Public Offering
MiFID II: Update to the Markets in Financial Instruments
Directive
MiFIR: Markets in Financial Instruments Regulation
NSCC: National Securities Clearing Corporation
OCC: The Options Clearing Corporation
OTC: Over-the-Counter
PCS: Post-contract Customer Support
Proxy Statement: Nasdaq’s Definitive Proxy Statement for
the 2026 Annual Meeting of Shareholders
PSU: Performance Share Unit
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
This Annual Report on Form 10-K includes market share and
industry data that we obtained from industry publications and surveys, reports of governmental agencies and internal
company surveys. Industry publications and surveys
generally state that the information they contain has been
obtained from sources believed to be reliable, but we cannot assure you that this information is accurate or complete. We have not independently verified any of the data from third-
party sources nor have we ascertained the underlying
economic assumptions relied upon therein. Statements as to
our market position are based on the most currently available market data. For market comparison purposes, The Nasdaq
Stock Market data in this Annual Report on Form 10-K for
IPOs and new listings of equity securities (including issuers that switched from other listings venues, closed-end funds
and ETPs) is based on data generated internally by us;
therefore, the data may not be comparable to other publicly-
available IPO data. Data in this Annual Report on Form 10-K
for IPOs and new listings of equity securities on the Nasdaq
Nordic and Nasdaq Baltic exchanges and Nasdaq First North
also is based on data generated internally by us. IPOs and
new listings data is presented as of period end. While we are not aware of any misstatements regarding industry data
presented herein, our estimates involve risks and
uncertainties and are subject to change based on various
factors, including those discussed in the “Item 1A. Risk
Factors” section in this Annual Report on Form 10-K.
Nasdaq intends to use its website, ir.nasdaq.com, as a means for disclosing material non-public information and for
complying with SEC Regulation FD and other disclosure
obligations.
iv
Forward-Looking Statements
The SEC encourages companies to disclose forward-looking
information so that investors can better understand a
company’s future prospects and make informed investment
decisions. This Annual Report on Form 10-K contains these
types of statements. Words such as “can,” “may,” “will,”
“could,” “should,” “anticipate,” “estimates,” “expects,”
“projects,” “intends,” “plans,” “believes” and words or
terms of similar substance used in connection with any
discussion of future expectations as to industry and
regulatory developments or business initiatives and
strategies, future operating results or financial performance, and other future developments are intended to identify
forward-looking statements. These include, among others,
statements relating to:
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
Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the
uncertainty and any risk related to forward-looking
statements that we make. These risk factors are discussed
under the caption “Part I. Item 1A. Risk Factors” in this
Annual Report on Form 10-K. You are cautioned not to place
undue reliance on these forward-looking statements, which
speak only as of the date of this Annual Report on Form 10-
K. You should carefully read this entire Annual Report on
Form 10-K, including “Part II. Item 7. Management’s
Discussion and Analysis of Financial Condition and Results
of Operations” and the consolidated financial statements and the related notes. Except as required by the federal securities laws, we undertake no obligation to update any forward-
looking statement, release publicly any revisions to any
forward-looking statements or report the occurrence of
unanticipated events. For any forward-looking statements
contained in any document, we claim the protection of the
safe harbor for forward-looking statements contained in the
Private Securities Litigation Reform Act of 1995.

PART I
Item 1. Business
OVERVIEW
Nasdaq is a leading technology platform that powers the
world’s economies. We architect the infrastructure of the
world’s most modern markets, power the innovation
economy, and build trust in the financial system. We
empower economic opportunity by designing and deploying
the technology, data, and advanced analytics that enable our clients to capture opportunities, navigate risk, and strengthen resilience.
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
In February 2008, Nasdaq and OMX AB combined their
businesses, leading to a transformational combination and
expansion of our company from a U.S.-based exchange
operator to a global exchange company offering technology
that powers our own exchanges and markets as well as many
other marketplaces around the world. Further, our
transformation into a leading technology platform that
powers the world’s economies gained momentum with the
2021 acquisition of Verafin, followed by the 2023 acquisition of Adenza and its two flagship solutions, AxiomSL and
Calypso. The seamless integration of these businesses
allowed us to capitalize on our existing divisional structure, consolidated by a singular One Nasdaq go-to-market
strategy.
GROWTH STRATEGY
To enable success in the evolving global financial system, we have established our purpose, vision, and value proposition
together with a focused growth strategy:
Our Purpose: We advance economic progress for all.
Our Vision: We will be the trusted fabric of the world’s
financial system.
Our Value Proposition: We deliver world-leading platforms
that advance the liquidity, transparency, and integrity of the global economy.
Our Strategy: Our strategic direction is aimed at optimizing the deployment of resources, human capital, and financial
assets towards our most promising growth opportunities.
These opportunities, which we identified as substantial and
expanding opportunities, included solutions for combating
financial crime, compliance solutions, marketplace
technology, workflow for investment managers and asset
owners as well as insight solutions. Our strengths in
technology, proprietary data, analytics, and capital markets expertise, in conjunction with our broad client base and
innovative brand has positioned us favorably to meet the
evolving demands of our clientele and deliver in a sustainable and scalable way.
Through our platforms:
•We architect the world’s most modern markets: Our
platform delivers scalable, interoperable solutions that can minimize friction, strengthen resilience, and enable market
operators to drive innovation into local market
environments. As a result, we believe our platform delivers
highly advanced market infrastructure, enabling deeper
liquidity and more seamless flows of capital across markets
globally.
•We power the innovation economy: The world’s most
dynamic economies are not defined by geography or size.
They are defined by their ability to transform ideas into
growth and allowing that innovation to scale. Nasdaq sits
at the center of the world’s most dynamic innovation
economies. We provide innovators and investors with the
infrastructure, investment products, and data and insights
that enable innovation to scale and investors to allocate
with confidence.
•We build trust in the financial system: As risk becomes
more pervasive, interconnected, and embedded across the
financial system, the gap between the speed of risk and the
speed of response has widened. Nasdaq’s platform can
deliver intelligent, integrated solutions that help financial institutions identify and mitigate risk with agility and
precision. From regulatory reporting to compliance and
financial crime management, our platform helps
institutions detect threats early, meet evolving obligations, and protect the integrity of their operations.
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

Data & Listing Services
Our North American and European data products enhance
transparency of market activity within our exchanges and
provide critical information to professional and non-
professional investors globally. Our Data business distributes historical and real-time market data to sell-side customers, the institutional investing community, retail online brokers, proprietary trading firms, and other venues, as well as
internet portals and data distributors.
We collect, process, and create information and earn
revenues as a distributor of our own, as well as select third-
party, content. We provide varying levels of quote and trade information to market participants and to data distributors
who in turn provide subscriptions for this information. Our
systems enable distributors to gain access to our market
depth, order imbalances, market sentiment and other
analytical data.
We distribute this proprietary market information to both
market participants and non-participants through a number of proprietary products, including Nasdaq TotalView, our
flagship market depth quote product. We offer TotalView
products for The Nasdaq Stock Market and our Nasdaq BX
and Nasdaq PSX markets. We also offer Nordic Equity
TotalView, Nordic Derivatives TotalView and Nordic Fixed
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
As of December 31, 2025, a total of 5,599 companies listed
securities on our U.S., Nasdaq Nordic, Nasdaq Baltic and
Nasdaq First North exchanges. As of December 31, 2025, a
total of 4,480 companies listed securities on The Nasdaq
Stock Market, with 1,316 listings on The Nasdaq Global
Select Market, 1,750 on The Nasdaq Global Market and
1,414 on The Nasdaq Capital Market.
In the U.S., we seek new listings from companies conducting
IPOs, including SPACs, and direct listings as well as
companies looking to switch from alternative exchanges. The
2025 new listings were comprised of the following:

The Nasdaq Stock Market
Operating company IPOs	155
SPAC IPOs	126
Switches from the New York Stock Exchange LLC, or NYSE, and the NYSE American LLC, or NYSE American	20
Upgrades from OTC	31
ETPs and Other Listings	452
Total	784
During 2025, we had 20 new listings resulting from operating companies switching their listings from NYSE or NYSE
American to join The Nasdaq Stock Market as well as 5 ETP
switches, included in ETPs and other listings in the table
above. More than $1,241 billion in global equity market
capitalization switched to The Nasdaq Stock Market in 2025.
We also offer listings on the exchanges that comprise Nasdaq
Nordic and Nasdaq Baltic. For smaller companies and growth
companies, we offer access to the financial markets through
the Nasdaq First North alternative marketplaces. As of
December 31, 2025, a total of 1,119 companies listed
securities on our Nordic and Baltic exchanges.
Our European listing customers include companies, funds
and governments. Customers issue securities in the form of
cash equities, depository receipts, warrants, ETPs,
convertibles, rights, options, bonds or fixed-income related products. In 2025, a total of 27 new companies listed on our
Nordic and Baltic exchanges.
Index
Our Index business develops and licenses Nasdaq-branded
indices and financial products. License fees for our trademark licenses vary by product based on a percentage of underlying assets, dollar value of a product issuance, number of products or number of contracts traded. We also license cash-settled
options, futures and options on futures on our indices.
As of December 31, 2025, 451 ETPs listed on 27 exchanges
in over 20 countries tracked a Nasdaq index and accounted
for $882 billion in AUM. Our flagship index, the Nasdaq-100
Index, or NDX, includes the top 100 non-financial companies
listed on The Nasdaq Stock Market. More than 100 ETPs
worldwide track Nasdaq-100 core indices, which had $640
billion in assets tracking the indices as of December 31,
2025, or 73% of total AUM.
We provide index data products based on Nasdaq indices.
Index data products include our Global Index Data Service,
which delivers real-time and historical index values
throughout the trading day, and Global Index Watch/Global
Index File Delivery Service, which delivers daily and
historical weightings and components data, corporate actions and a breadth of additional data for the indices that we
operate.

Workflow & Insights
Workflow & Insights includes our analytics and corporate
solutions products.
Our analytics products provide asset managers, investment
consultants and institutional asset owners with information
and analytics to make data-driven investment decisions,
deploy their resources more productively, and provide
liquidity solutions for private funds. Through our eVestment platform, we provide a suite of cloud-based solutions that
help institutional investors and consultants conduct pre-
investment due diligence, and monitor their portfolios post-
investment. The eVestment platform also enables asset
managers to efficiently distribute information about their
firms and funds to asset owners and consultants worldwide.
Our eVestment platform has expanded the scale and reach of
data assets to meet the evolving needs of clients and enhance the value to asset owners and asset managers, including in the private markets space, with over 80,000 private funds
covered. In October 2025, we sold our Solovis business, a
financial technology platform offering portfolio monitoring
and analytics tools.
The Nasdaq Fund Network and Nasdaq Data Link are
additional platforms in our suite of investment data analytics offerings and data management tools. Nasdaq Fund Network
gathers and distributes daily net asset values from over
100,000 funds and other investment vehicles across North
America. Nasdaq Data Link strengthens our position as a
leading source for financial, economic, and alternative
datasets.
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
Through our Governance Solutions products, we provide an
industry-leading board meeting management platform,
Nasdaq Boardvantage, and advisory services that streamline
the meeting process for board of directors and executive
leadership teams and enable them to accelerate decision
making and strengthen governance.
Our Sustainability Solutions includes consulting services and purpose built sustainability reporting software. Our advisory practice helps companies analyze, assess and action best
practices as it relates to their sustainability programs. Nasdaq
Metrio is our cloud-based end-to-end sustainability reporting platform that enables corporates to collect, measure, disclose and communicate investor-grade, audited ESG data
efficiently across dozens of raters, rankers and framework
organizations to drive strategic outcomes and attract
investors.
Financial Technology
The Financial Technology segment delivers world leading
platforms that improve the liquidity, transparency and
integrity of the global economy by architecting and operating the world’s best markets. This segment comprises Financial
Crime Management Technology, Regulatory Technology and
Capital Markets Technology businesses.
We are a leading global technology solutions provider and
partner to exchanges, clearing organizations, central
securities depositories, banks, brokers, buy-side firms and
corporate businesses. Through our Financial Technology
solutions, we power more than 135 marketplaces (including
19 owned and operated by Nasdaq) and regulators, in more
than 55 countries. We serve approximately 3,800 global
clients, including all Global Systemically Important Banks,
or G-SIBs. Our solutions can handle a wide array of assets,
including but not limited to cash equities, equity derivatives, currencies, various interest-bearing securities, commodities, energy products and digital currencies.
Financial Crime Management Technology
Financial Crime Management Technology includes our
Nasdaq Verafin solution, which delivers a leading anti-
financial crime platform improving the integrity and
transparency of the financial world. Nasdaq Verafin provides a cloud-based solution to financial institutions for fraud
detection and management, anti-money laundering and
countering the financing of terrorism compliance and
management, high-risk customer management, sanctions
screening and management, and information sharing.
Nasdaq Verafin has leveraged AI for more than 20 years to
deliver industry-leading financial crime management
solutions, combining deep domain and technical expertise
with consortium data. Nasdaq Verafin's comprehensive
solutions help financial institutions tackle complex problems, including payments fraud targeting all payment channels.
Our innovative AI-based Targeted Typology Analytics
solution examines a range of behavioral, transactional, third-
party, and consortium insights for more effective detection of crimes with fewer false positives and high quality results.
Our Nasdaq Verafin solution provides the tools to help more
than 2,750 North American financial institutions, including
G-SIBs, with regulatory compliance as well as detect,
investigate and report money laundering and financial fraud.

Regulatory Technology
Regulatory Technology includes our AxiomSL and
surveillance solutions.
AxiomSL is a global leader in risk data management and
regulatory reporting solutions for the financial industry,
covering more than 170 regulators in more than 60 countries, including banks, broker dealers and asset managers. Its
unique enterprise data management platform delivers data
lineage, risk aggregation, analytics, workflow automation,
reconciliation, validation and audit functionality, as well as disclosures.
AxiomSL’s cloud-enabled and on-premises solutions support
compliance across a wide range of global and local
regulations and deliver solutions and services for financial regulatory reporting, liquidity, capital and credit, operations, trade and transaction reporting, and ESG reporting. We also
provide professional services which relate to systems
implementation and integration as well as advisory services.
Our surveillance cloud-enabled and on-premises solution is
designed for banks, brokers and other market participants to assist in complying with market rules, regulations and
internal market surveillance policies and serves more than
170 clients. We also provide our solution to regulators and
exchanges with a robust platform to manage cross-market,
cross-asset and multi-venue surveillance. This offering
powers surveillance for more than 50 exchanges and 22
regulators.
Capital Markets Technology
Capital Markets Technology includes our Calypso and
market technology solutions as well as trade management
services.
Calypso is a leading cloud-enabled platform providing cross-
asset, front-to-back trading, treasury, risk and collateral
management solutions. The Calypso solution provides
customers with a single platform designed to enable
consolidation, innovation and growth. The platform supports
front, middle and back office activities in exchange-traded
and OTC instruments and supports multiple financial asset
classes and the associated financial instruments. Calypso’s
software application specializes in capital markets,
investment management, risk management, clearing,
collateral, treasury and liquidity management.
The Calypso platform, leveraging modern technology, is
versatile and serves more than 20 central banks and other
customers across different industries, including banks, buy-
side clients, government-sponsored entities and corporate
clients, and can quickly adapt to changing paradigms
including new asset classes, regulations, trading venues, and trading and processing workflows.
Nasdaq’s market technology solutions are utilized by leading markets in North America, Europe, Asia, Middle East, Latin
America and Africa. These solutions can handle a wide array
of asset classes, including but not limited to cash equities, equity derivatives, currencies, various interest-bearing
securities, commodities, energy products and digital
currencies. We continue to develop our business portfolio by extending and migrating our current offerings to the cloud.
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
Our Capital Markets Technology businesses also provide
complex delivery management and systems integration.
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
ISE, Nasdaq GEMX and Nasdaq MRX. These exchanges
facilitate the trading of equity, ETF, index and foreign
currency options. Our combined options market share in
2025 represented the largest share of the U.S. market for
multi-listed equity options. Our options trading platforms
provide trading opportunities to retail investors, algorithmic trading firms and market makers, who tend to prefer
electronic trading, and institutional investors, who typically require high touch services to execute their trades, which are often performed on our trading floor in Philadelphia.
We also operate three cash equity exchanges: The Nasdaq
Stock Market, Nasdaq BX and Nasdaq PSX. Our U.S. cash
equity exchanges offer trading of both Nasdaq-listed and
non-Nasdaq-listed securities. The Nasdaq Stock Market is the largest single venue of liquidity for trading U.S.-listed cash equities. Market participants include market makers, broker-
dealers, ATSs, institutional investors, and registered
securities exchanges. We also operate a U.S. corporate bond
exchange for the listing of corporate bonds.
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
Collectively, the Nasdaq Nordic and Nasdaq Baltic
exchanges offer trading in cash equities, depository receipts, warrants, convertibles, rights, fund units and ETFs, as well as trading and clearing of derivatives and clearing of resale and repurchase agreements. Our platform allows the exchanges to
share the same trading system, which enables efficient cross-
border trading and settlement, cross-exchange membership
and a single source for Nordic data products. Settlement and registration of cash equity trading takes place in Sweden,
Finland, and Denmark via the local central securities
depositories. In addition, Nasdaq owns a central securities
depository that provides notary, settlement, central
maintenance and other services in the Baltic countries and
Iceland.
In Europe, Nasdaq Nordic offers trading in derivatives, such as stock options and futures and index options and futures.
Nasdaq Clearing offers CCP clearing services for stock
options and futures and index options and futures.
Nasdaq Fixed Income, or NFI, provides a wide range of
products and services, such as trading and clearing, for fixed income products in Sweden, Denmark, Finland, Iceland,
Estonia, Lithuania and Latvia. Nasdaq is the largest bond
listing venue in the Nordics, with more than 6,000 listed
retail and institutional bonds. In addition, Nasdaq Nordic
facilitates the trading and clearing of Nordic fixed income
derivatives in a unique market structure. Buyers and sellers agree to trades in fixed income derivatives through bilateral negotiations and then report those trades to Nasdaq Clearing.
Nasdaq Clearing offers CCP clearing services for fixed-
income options and futures and interest rate swaps. Nasdaq
Clearing also operates a clearing service for the resale and repurchase agreement market.
Nasdaq Commodities is the brand name for Nasdaq’s
European commodity-related products and services such as
trading and clearing. Nasdaq Commodities’ offerings include
derivatives in power, natural gas and carbon emission
markets and electricity certificates. These products are listed on Nasdaq Oslo ASA. In January 2025, we entered into an
agreement to transfer existing open positions in our Nordic
power futures business to a European exchange. In June
2025, this transaction was completed and consideration was
received. Migration of open positions are planned to take
place by the end of the first quarter of 2026. We expect to
wind down the commodities clearing and trading services
during the second half of 2026, and the business to be wound down in the months following.
Nasdaq Oslo ASA is the commodity derivatives exchange for
European products. All trades with Nasdaq Oslo ASA are
subject to clearing with Nasdaq Clearing, which offers CCP
clearing services for commodities options and futures.

We also own a majority stake in Puro.earth, a Finnish-based
leading platform for carbon removal. Puro.earth offers
engineered carbon removal instruments that are verified and
tradable through an open, online platform. Puro.earth’s
marketplace capabilities add to our suite of sustainability-
focused technologies and workflow solutions and give our
clients further resources to achieve their sustainability
objectives.
Technology and technological strengths
Technology plays a key role in ensuring the growth,
reliability and regulation of financial markets. The strength and resiliency of our technology in meeting the advancing
demands of our global customer base is vital to the continued
success of our business and distinguishes us from our
competitors. We strive to be a trusted partner to a diverse
range of clients that participate across the global financial ecosystem.
We have established a technology risk program to evaluate
the resiliency of critical systems, including risks associated with cybersecurity. This program is focused on identifying
areas for improvement in systems, and implementing changes
and upgrades to technology and processes to minimize future
risk. We have continued our focus on improving the security
of our technology with an emphasis on new tool deployment
for our securities operations team, targeted phishing
campaigns and employee awareness. See “Item 1A. Risk
Factors” in this Annual Report on Form 10-K for further
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
We are focused on amplifying the impact that AI has on our
business and in our products. We continue to develop
products and services using AI, including generative AI, and the use of AI in product development remains a priority for
us in 2026. We are currently leveraging AI to further develop products and solutions in areas such as investment analytics, investor relations and fraud and anti-money laundering, as
well as to modernize markets with our AI-powered order
type.
Our Nasdaq Verafin solution leverages data analytics,
machine‑learning techniques and consortium data to support
transaction monitoring, customer risk management and the
identification of financial crime risks across multiple
payment channels. Our solution is designed to support a
range of client needs, from smaller financial institutions
using integrated applications to larger institutions accessing specific capabilities through APIs. We continue to enhance
the platform with additional automation and AI‑based
capabilities, including agentic AI, to help support operational efficiency and evolving regulatory and financial crime
requirements.
We also continue to invest in AI to strengthen our AxiomSL
and Calypso solutions. For instance, in our AxiomSL
offering we are embedding advanced AI capabilities, from
generative AI assistants to machine-learning analytics to
enhance user productivity, predictive insights and agility
when handling new regulations. We are embedding AI
capabilities into our Calypso solution that are expected to
directly address the operational and analytical demands of
modern financial institutions.
In our market surveillance business, we currently use and
continue to advance our AI features, machine‑learning
techniques and extensive market data to identify irregular
trading behaviors and potential market abuse across global
asset classes. New enhancements include generative AI tools
that are designed to streamline alert triage and investigative workflows, supporting improved efficiency and reduced false
positives as market and regulatory demands evolve.
Within our market technology business, we continue to
progress AI deployments to strengthen our Eqlipse platform,
a cloud-native suite that spans the full trade lifecycle -
trading, clearing, CSD, and data intelligence - and serves as an AI-ready foundation for advanced analytics and
automation.
We believe that our focus on AI to enhance features of our
existing offerings and in the development of new solutions,
together with our significant proprietary data sets and our use of AI to drive internal operating efficiencies, provides us with a competitive advantage.
During 2025, Nasdaq continued its shift from traditional on-
premises deployments by utilizing and deploying cloud
infrastructure. We believe that migrating our exchanges and
non-exchange workloads to the cloud, through our
partnership with AWS, will result in improved performance
and increased flexibility for our customers. We expect to
move additional markets to the cloud with AWS during the
next several years. The shift to cloud-based markets enables
Nasdaq to provide its clients access to enhanced capabilities, including virtual connectivity services, market analytics,
machine learning and AI-driven insights.

To facilitate the exchange migration to AWS, Nasdaq
continues to leverage its Fusion technology platform. Fusion positions Nasdaq’s North American and European
derivatives markets to manage, operate and deploy a common
platform that can be used across our nine Nasdaq derivative
markets, while enabling our markets for cloud deployment.
We also expect to continue to leverage the cloud-based
infrastructure for our market technology clients, assisting
such clients in developing their own platforms and
customizing their offerings for their local, rapidly changing industry dynamics. In 2025, we advanced our partnership
with AWS by introducing a new suite of solutions that are
designed to empower market operators to enhance liquidity,
facilitate capital flows, and drive growth, while upholding the highest level of performance, security and resilience. The
new blueprint includes infrastructure that places AWS
compute services in close proximity to exchange and trading
systems, with connectivity to AWS Global Regions through
AWS Direct Connect and the AWS global network. We also
introduced, through Nasdaq Eqlipse, an updated suite of
cloud‑ready market technology solutions with standardized
APIs with proven interoperability across the full trade
lifecycle. Nasdaq Eqlipse will also include a new solution,
Nasdaq Eqlipse Intelligence, that includes enhanced data
management, analytics and reporting capabilities that are
specific to market operators’ workflows, and that are
intended to support a broader use of AI and transform how
marketplaces operate.
Additionally, we completed another expansion of our
existing colocation facility to meet the growing demand of
market participants that seek proximity to the Nasdaq trading systems. Our expanded and enhanced facility is designed to
provide the optimal environment for the next generation of
compute workloads and offer clients access to a wider range
of services and capabilities including liquid cooling.
In 2025, we also expanded our strategic technology
partnership with AWS by providing financial institutions
with the option to deploy Nasdaq Calypso as a fully managed
service on AWS. This deployment model allows institutions
to operate Calypso without maintaining underlying
infrastructure, supports more consistent upgrades, and offers a unified environment for trading, risk, margin, collateral
management, and related data workflows. The model is
intended to help institutions address evolving regulatory and operational requirements, streamline technology architecture, and improve the efficiency of real‑time data processing and
analytics, including the use of AI.
With a continued focus on modernization of our markets,
technology, and in meeting the advancing demands of our
global customer base, in 2025, Nasdaq announced plans to
introduce extended trading hours on the Nasdaq Stock
Market. This initiative, known as Global Trading Hours, will create a 23-hour trading day, five days a week and is
designed to meet the realities of a connected world while
safeguarding the principles that underpin U.S. markets.
Nasdaq plans to launch this capability in the second half of
2026, subject to regulatory approval. Moreover, in the third quarter of 2025, Nasdaq filed a proposed rule change with the
SEC to enable the trading of tokenized equity securities and
ETPs on its platform. The proposal represents a step toward
integrating blockchain-based assets into the existing U.S.
equities market infrastructure.
Competition
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
Our corporate solutions business operates in a fragmented
competitive landscape. Exchange operators are expanding
their reach into investor relations, while our Sustainability and Governance Solutions compete with diverse providers of
software, data, and consulting across evolving markets and
customer segments.
Financial Technology
For our Financial Crime Management Technology and trade
and market surveillance businesses, competitors include core banking solution providers ranging from small to large,
independent solution providers, FinTech start-ups and in-
house custom builds. We compete against enterprise solution
providers and point solutions for clients with larger AUM.
Competitors also include companies that serve multiple
industries in addition to financial services with generalized solutions, such as business intelligence tools, data integrators, investigation platforms and software covering the broader
compliance lifecycle. Moreover, established technology
companies have expanded into financial crime management
by offering specialized solutions incorporating advanced data analytics, AI and machine learning technologies. The
Financial Crime Management Technology and surveillance
offerings compete on a number of factors, including but not
limited to, increased workflow efficiency, quality of the data, quality of alerts and pricing.
Competitors to our AxiomSL solutions, which support
financial, statistical and prudential reporting as well as
shareholder disclosures, trade reporting and ESG reporting,
include large independent solution providers, in‑house
solutions at financial institutions and smaller independent
point solution providers. As regulatory reporting becomes
more granular and time‑sensitive, AxiomSL is differentiated
by its ability to operate at speed and scale while maintaining consistency across functional business domains. In addition,
Nasdaq’s deep, in‑platform AI integration provides
proprietary, domain‑focused capabilities, such as automated
regulatory coding and intelligent anomaly detection, that are difficult to replicate and support AxiomSL’s competitive
position.
Competitors to our Calypso product, which provides
cross‑asset, front‑to‑back trading, treasury, risk and collateral management solutions, include enterprise solution providers, local and regional providers focused on smaller clients, and point solution providers, such as pricing libraries and
post‑trade service providers. For larger clients, including
global banks, competition also includes internally developed solutions. Calypso is differentiated by Nasdaq’s
domain‑specific intelligence, proprietary algorithms and deep product integration, which are designed to support scalability and continued relevance as competitors increasingly adopt
generic large‑language‑model‑based approaches.
Our market technology business competes with exchange
operators that develop their own technology as well as with
technology providers unaffiliated with exchanges. While
many operators historically relied on internally developed
systems, an increasing number now purchase technology
from third parties to achieve cost efficiencies. As a result, competition includes both exchange operators and
independent technology providers offering off-the-shelf
solutions for trading, clearing, settlement, depository and
information dissemination, along with customization and
operational expertise. Our partnership with AWS supports
our ability to compete in the development of cloud-based
exchange and market technology solutions. Nasdaq's Eqlipse
platform is differentiated by its AI-native architecture, which is designed to provide domain-specific, context-aware
intelligence across the trade lifecycle as competitors
increasingly adopt generic large-language-model-based
approaches.
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
Exchange, Inc., or ICE, Members Exchange, or MEMX, and
BOX Options Market. In the U.S., our cash equities markets

compete with exchanges operated by Cboe, ICE, MIAX, the
TXSE Group, The Investors Exchange, MEMX and Long
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
markets.
MiFID II and MiFIR have resulted in further competitive
pressure on our European trading business. SIs are attracting a significant share of electronically matched volume and
compete aggressively for the trading of equity securities
listed on our Nordic exchanges. Different bilateral trading
systems pursuing block business also remain active in
Europe.
Our European fixed income and commodities products and
services are subject to competitive pressure from European
exchanges and clearinghouses.
INTELLECTUAL PROPERTY
We believe that our IP assets are important for maintaining
the competitive differentiation of our products, systems,
software and services, enhancing our ability to access
technology of third parties and maximizing our return on
research and development investments.
To support our business objectives and benefit from our
investments in research and development, we actively create
and maintain a wide array of IP assets, including patents and patent applications related to our innovations, products and services; trademarks related to our brands, products and
services; copyrights in software and creative content; trade secrets; and through other IP rights, licenses of various kinds and contractual provisions. We enter into confidentiality and invention assignment agreements with our employees and
contractors, and utilize non-disclosure agreements with third parties with whom we conduct business in order to secure
and protect our proprietary rights and to limit access to, and disclosure of, our proprietary information.
We own, or have licensed, rights to trade names, trademarks, domain names and service marks that we use in conjunction
with our operations and services. We have registered many of our most important trademarks in the U.S. and in foreign
countries. For example, our primary “Nasdaq” mark is a
registered trademark that we actively seek to protect in the
U.S. and in over 50 other jurisdictions worldwide.
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
CORPORATE VENTURE PROGRAM
We operate a corporate venture program to make minority
investments primarily in emerging growth FinTech
companies that are strategically relevant to, and aligned with,
Nasdaq. Investments are made through the venture program
to further our research and development efforts and
accelerate the path to commercial viability. We expect that
capital invested will continue to be modest and will not have a material impact on our consolidated financial statements,
existing capital return or deployment priorities. Since its
inception in 2017, our venture program has grown in size and has invested in companies covering various sectors, including data, analytics and workflow technologies, blockchain and
digital assets, market infrastructure, anti-financial crime, new marketplaces and enabling technologies. As of December 31,
2025, our investments, which primarily include equity and
convertible debt investments, were valued at $257 million.
SUSTAINABILITY MATTERS
Nasdaq is committed to our long-term governance and
sustainability strategy, advocacy and oversight. We continue to engage with internal and external stakeholders at all levels regarding sustainability matters. During 2025, we continued
our corporate, community and commercial sustainability
efforts, including furthering our commitment to climate and
weather-related risk awareness, reducing our environmental
impact, building a workplace culture of inclusivity and
evolving our portfolio of sustainability-related solutions and services.

The Nominating & Governance Committee has formal
responsibility and oversight for corporate sustainability
policies and programs and receives regular reports on key
sustainability matters and initiatives. Our Corporate
Sustainability Steering Committee serves as the central
coordinating body for our sustainability strategy; it is co-
chaired by executive leaders and comprised of a cross-
functional group of Nasdaq senior executives.
We continue to be committed to our decarbonization and
climate strategy. We are working towards our short- and
long-term net-zero science-based targets, which were
originally set and validated by the Science Based Targets
initiative in 2022, and updated and validated in 2025 to
reflect Nasdaq's 2023 acquisition of Adenza and the
integration of Adenza's operations into Nasdaq's
environmental program and climate strategy. In 2025, we
were named a CDP A List company for our environmental
programs and transparency. In addition, Nasdaq maintained
industry leading scores from ESG rating agencies, including
a rating of “AA,” from MSCI placing Nasdaq in MSCI’s
“Leaders” category.
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
Our sustainability-focused solutions are centered around
three strategic pillars to meet our client’s needs in a rapidly evolving market:
•Regulatory and climate focused Workflows: A powerful,
built-for-purpose sustainability data management platform
with user-friendly workflows for regulation and climate
strategy needs.
•AI-powered Insights: Proprietary insights powered by
trusted data sources and generative AI to provide our users
with a better lens to make faster sustainability decisions.
•In-house Expertise: In-house sustainability expertise
combined with technology to provide full-service support
to organizations navigating global compliance
requirements, while also monitoring the capital markets.
During 2025, we maintained and enhanced our portfolio of
sustainability services and solutions for our clients and
stakeholders.
In 2025, we again requested our existing leading suppliers by spend to attest to our Supplier Code of Ethics. The Supplier
Code of Ethics, which is available on our website,
encourages our suppliers and vendors to adopt sustainability and environmental practices in line with our published
Environmental Practices Statement. Additionally, our new
suppliers are required to attest to the Supplier Code of Ethics in connection with the commencement of their engagement.
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
Broker-dealer regulation. Nasdaq’s broker-dealer
subsidiaries are subject to regulation by the SEC, the SROs
and various state securities regulators. Nasdaq operates three broker-dealers: Nasdaq Execution Services, LLC, NFSTX,
LLC, and Nasdaq Capital Markets Advisory LLC. Each
broker-dealer is registered with the SEC, a member of
FINRA and registered in the U.S. states and territories
required by the operation of its business. In addition, we own a minority interest in The NASDAQ Private Market, LLC.
Nasdaq Execution Services operates as our routing broker for sending orders from Nasdaq’s U.S. cash equity and options
exchanges to other venues for execution. NFSTX is a
registered ATS and acts as an intermediary to facilitate
secondary transactions in certain funds (both registered or not registered under the Investment Company Act of 1940),
business development companies, certain closed-end funds
and private real estate investment funds. Nasdaq Capital
Markets Advisory, or NCMA, is the distributor of product
and strategy reports for its affiliate, Nasdaq Fund Network.
Nasdaq Fund Network provides a comprehensive pricing,
data, and analytics platform for investment products and
provides coverage of unit investments trusts in product and
strategy reports available to financial professionals and
investors. NCMA submits product and strategy reports to
FINRA’s advertising review department prior to distribution.
NCMA is also the distributor of investment strategy literature and research reports generated by its affiliate, Nasdaq Dorsey
Wright, or NDW. It performs such functions pursuant to
distribution/selling agreements. NDW is a Registered
Investment Advisor that provides U.S. advisors proprietary
investment strategies and research information. Members of
the NDW sales team are registered with NCMA. This allows
them to market and sell the suite of Dorsey Wright powered
ETPs, along with designated additional ETPs tracking
Nasdaq index-linked strategies, to U.S. based advisors and
receive bonus compensation tied to the growth of those
ETPs. The sales team also sells Nasdaq index-linked ETPs to
institutional investors (such as pensions, endowments, and
foundations) and facilitates seeding for newly launched
Nasdaq index-linked ETPs and receives bonus compensation
tied to revenue generated for Nasdaq from such activities.
Neither NCMA nor NDW offer investment advice to clients.
However, the research arm of NDW has research subscribers.
The research tools are offered to assist financial advisors with managing their client portfolios and are not deemed
investment advice.
The SEC, FINRA and SROs adopt, and require strict
compliance with, rules and regulations applicable to broker-
dealers. The SEC, SROs and state securities commissions
may conduct administrative proceedings which can result in
censures, fines, the issuance of cease-and-desist orders or the suspension or expulsion of a broker-dealer, its officers or
employees. The SEC and state regulators may also institute
proceedings against broker-dealers seeking an injunction or
other sanction. All broker-dealers have an SRO that is
assigned by the SEC as the broker-dealer’s Designated
Examining Authority. The Designated Examining Authority
is responsible for examining a broker-dealer for compliance
with the SEC’s financial responsibility rules. FINRA is the
current Designated Examining Authority for each of our
broker-dealer subsidiaries.
Our registered broker-dealers are subject to regulatory
requirements intended to ensure their general financial
soundness and liquidity, which require that they comply with certain minimum capital requirements. As of December 31,
2025, each of our broker-dealers were in compliance with
applicable capital requirements.
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
The UTP Plan was filed with and approved by the SEC as a
national market system plan in accordance with the Exchange
Act and Regulation NMS to provide for the collection,
consolidation and dissemination of such information for
Nasdaq-listed securities. The Nasdaq Stock Market serves as
the processor for the UTP Plan pursuant to a contract through
October 2029. The Nasdaq Stock Market also serves as the
administrator for the UTP Plan. To fulfill its obligations as the processor, The Nasdaq Stock Market has designed,
implemented, maintained, and operated a data processing and
communications system, hardware, software and
communications infrastructure to provide processing for the
UTP Plan. As the administrator, The Nasdaq Stock Market
manages the distribution of market data, the collection of the resulting market data revenue, and the dissemination of that revenue to plan members in accordance with the terms of the
UTP Plan and of Regulation NMS.
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
Regulation of Registered Investment Advisor Subsidiary. Our
subsidiary Nasdaq Dorsey Wright, or NDW, is an investment
advisor registered with the SEC under the Investment
Advisers Act of 1940. In this capacity, NDW is subject to
oversight and inspections by the SEC. Among other things,
registered investment advisors like NDW must comply with
certain disclosure obligations, advertising and fee restrictions and requirements relating to client suitability and custody of funds and securities. Registered investment advisors are also subject to anti-fraud provisions under both federal and state law.
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
We are subject to MiFID II and MiFIR, the European
Union’s Market Abuse Regulation, which primarily affects
our European trading businesses. Many of the provisions of
MiFID II and MiFIR are implemented through technical
standards drafted by the European Securities and Markets
Authority and approved by the European Commission. In
addition, in 2016, the European Union adopted legislation on governance and control of the production and use of
benchmark indices. The Benchmarks Regulation became
effective in the European Union beginning in 2018, and
Nasdaq was required to comply as of January 1, 2026 in
relation to benchmarks provided by non-European Nasdaq
entities as well as European Nasdaq entities to the extent
these benchmarks fall within the scope of the Benchmarks
Regulation. As the regulatory environment continues to
evolve and related opportunities arise, we intend to continue developing our products and services to ensure that the
exchanges and clearinghouse that comprise Nasdaq Nordic
and Nasdaq Baltic maintain favorable liquidity and offer fair and efficient trading.
In addition, proposed rules under MiFID II and MiFIR rules
include provisions potentially impacting various parts of
Nasdaq’s exchanges and data business, including a proposal
to establish a European consolidated tape of pre- and/or post-
trade data.
We are also subject to the Digital Operational Resilience Act, or DORA. The act applies directly to our European regulated
entities, as well as indirectly to our provision of information and communications technology services to other European
regulated entities subject to DORA. DORA includes
requirements on risk management procedures, requirements
for procuring information and communication technology
services, and ongoing processes to monitor compliance
The entities that operate trading venues in the Nordic and
Baltic countries are each subject to local regulations. As a result, we have a strong local presence in each jurisdiction in which we operate regulated businesses. The regulated entities have decision-making power and can adopt policies and
procedures and retain resources to manage all operations
subject to their license. In Sweden, general supervision of the
Nasdaq Stockholm exchange is carried out by the SFSA,
while Nasdaq Clearing’s role as CCP in the clearing of
derivatives is supervised by the SFSA and overseen by the
Swedish central bank. Additionally, as a function of the
Swedish two-tier supervisory model, certain surveillance of
the exchange market is carried out by the Nasdaq Stockholm
exchange through its surveillance function.
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
Following the sale and migration of the commodity
derivatives business to Cassa Di Compensazione e Garanzia
S.p.A. (Euronext Clearing), Nasdaq Oslo ASA is planning to
wind down and cease operations in the second half of 2026.
Once operations have ceased, the relevant licenses of Nasdaq
Oslo ASA will be returned.
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
HUMAN CAPITAL MANAGEMENT
Nasdaq has continued to strengthen our commitment to, and
investment in, attracting, retaining, developing and
motivating our employees during 2025.
We also continued our efforts to create an inclusive work
environment of equal opportunity, where employees feel
respected and valued for their contributions, and where
Nasdaq and its employees have opportunities to make
positive contributions to our local communities.
Additional information regarding our human capital
management matters can be found in our annual
Sustainability Report, which will be available on our website later in 2026. Our Sustainability Report and other
information on our website are not incorporated by reference into this Annual Report on Form 10-K.
As of December 31, 2025, Nasdaq had 9,525 full and part-
time employees, including employees of non-wholly owned
consolidated subsidiaries.
Flexible and Hybrid Workplace
The majority of our employees balance their time between
several days in the office and several days working from
home, contributing to a positive work-life balance. In
addition to vacation time, we provide every employee six
paid “flex” days per year, to be used as extra vacation days for mental health, family time, or any other purpose. We have found this flexibility has contributed both to our high
engagement scores among current employees, as well as a
positive element in attracting new talent to join Nasdaq.
Talent Management and Development
We continued to increase our efforts in attracting and
retaining our employees. Nasdaq seeks to hire world-class
and innovative talent across the globe.

In 2025, our internal employee engagement score, based on
our biannual employee engagement surveys, which most
recently had a 94% participation rate, reached its record high rating of 81% favorable, with 14% neutral, placing us in the top 10% of tech companies, according to our survey provider.
Our workforce voluntary attrition rate during 2025 was
approximately 5.6%, which was nearly one percentage point
lower than 2024.
We expanded our leadership development offerings in 2025,
launching the “Elevate: Empowering Leaders. Driving
Impact” strategy and piloting new programs for aspiring and
current managers across multiple regions. Our formal
leadership curriculum was complemented by peer coaching
circles, executive coaching, and the continued Manager
Forum series, facilitated by our Chair and CEO and other
senior leaders. In June 2025, we launched the “Accelerating
Manager Potential” program to drive management excellence
throughout our leadership ranks. More than half of all
managers attended the program in 2025, with the remainder
expected to complete the program in the first half of 2026.
Nasdaq accelerated its adoption of AI and digital tools in
2025. We facilitated workshops, piloted AI-powered agent
solutions, and established our “AI Champions” community.
These efforts further embedded digital skills into our culture and operations, with a significant portion of employees
participating in AI training and enablement programs.
We maintained our commitment to professional development
by offering access to a wide range of learning opportunities, including access to multiple eLearning platforms, tuition
assistance, external training sponsorship and mentoring
programs. Our AI-driven Career Hub continued to match
employees to internal training, mentors, projects, and roles, supporting career satisfaction and internal mobility.
To reward our employees at various stages of their tenure
with Nasdaq, we continued our anniversary recognition
program that, for major milestones, recognition on our
Nasdaq Tower in Times Square. Additionally, our peer-to-
peer employee recognition program rewards employees and
highlights recognized employees on our internal social media channels, further amplifying the recognition.
Our Employee Culture
At Nasdaq, three pillars guide our employee culture:
Employee Experience, Cultural Alignment, and Business
Integration.
• Employee Experience: We strive to ensure every team
member has access to tools, support, and development so
they can perform at their best. Our focus is on creating a
consistent experience rooted in transparency and opportunity.
• Cultural Alignment: We reinforce the shared values and
behaviors that define how we work, lead, and grow together.
These values are built into how we hire, recognize
contributions, and support one another, fostering a respectful, collaborative environment.
• Business Integration: We embed inclusive practices into our everyday operations—from how we make decisions to how
we manage talent. By focusing on objectivity and fairness,
we aim to drive impact at scale while upholding the highest
standards of compliance and integrity.
Workplace Demographics
Our global female employee base in 2025 was approximately
36%. Our minority representation in the U.S., which includes
Asian, Black/African American, Hispanic/Latino,
Multiracial, Native American, Native Hawaiian, and Pacific
Islander employees, was approximately 33% in 2025.
Gender and Ethnicity Data as of December 31, 2025 are
presented below:
* In the chart above, the Not disclosed percentage includes
employees that have chosen not to disclose and race and
ethnicities that are less than 1.0% of our total employee
headcount.

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
In 2025, we continued to build awareness of our wellness
programs and increase support to our employees through on-
site and virtual events and the launch of Lyra Health, our new mental health and wellbeing provider. The launch of Lyra
Health provided employees with a number or mental health
workshops and resources. The benefits team also continued
providing “well-being moments,” which are monthly
reminders shared in employee newsletters and town hall
meetings to improve the physical, mental and financial health of our employees in their personal and professional life.
Community Involvement
Nasdaq’s “Purpose” initiative comprises our philanthropic,
community outreach, entrepreneurial support and employee
volunteerism programs, all designed to leverage our unique
place at the center of capital creation, markets, and
technology and drive stronger economies, more equitable
opportunities and contribute to a more sustainable world.
Through our Purpose@Work Corporate Responsibility
Program, we have committed to supporting the communities
in which we live and work by providing eligible full and part-
time employees with two paid days off per year to volunteer.
We also match charitable donations of all Nasdaq employees
and contractors up to $1,000, or more in certain
circumstances, per calendar year. In 2025, Nasdaq employees
raised over $580,000, including donations and matches,
supporting more than 800 charities worldwide.
During 2025, Nasdaq held its inaugural “Nasdaq Month of
Impact: Empowering Purpose, Strengthening Communities.”
As part of our commitment to driving economic progress,
Nasdaq’s Month of Impact is our way of celebrating and
observing Financial Literacy Awareness Month and Global
Volunteer Month. Combining the core focus areas of
enhancing financial literacy and promoting global
volunteerism enables Nasdaq to create a more significant and positive impact within our communities.
Additionally, Nasdaq also hosted its third annual Economic
Opportunity Summit, focusing on the theme “Driving
Purposeful Growth,” which convened industry leaders,
researchers, and change-makers to explore how we can
expand access to opportunity, revitalize communities, and
build a more prosperous future for all.
During 2025, the Nasdaq Foundation provided grants to 20
organizations that share our same mission. These grants were awarded to, among others: Restore NYC, whose
entrepreneurship services support survivors of trafficking in exploring business ownership as a pathway to economic
independence; The Center on Rural Innovation, which will
help rural entrepreneurs build, test, and implement AI-driven solutions for their startups; and Maryland Philanthropy
Network, in partnership with Community Wealth Builders,
whose innovative financial empowerment program will
empower the local Baltimore community.
NASDAQ WEBSITE AND AVAILABILITY OF SEC
FILINGS
We file periodic reports, proxy statements and other
information with the SEC. The SEC maintains a website that
contains reports, proxy and information statements, and other information regarding issuers that file electronically with the
SEC. The address of that site is www.sec.gov.
Our website is nasdaq.com and our Investor Relations
website is ir.nasdaq.com. Information on these websites are
not a part of this Form 10-K. In addition to these websites, we use social media to communicate to the public. We
encourage investors and others interested in Nasdaq to review the information we post on social media channels, as we may
use our Investor Relations website and these other channels
as means of disclosing material information in compliance
with Regulation FD. We make available free of charge on our
website, or provide a link to our SEC filings, including our
Forms 10-K, Forms 10-Q and Forms 8-K and any
amendments to these documents, that are filed or furnished
pursuant to Section 13(a) or 15(d) of the Exchange Act as
soon as reasonably practicable after we electronically file
such material with, or furnish it to, the SEC. To access these filings, go to our website and click on “Financials” then click on “SEC Filings.”

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
The number of listings on our markets is primarily influenced by factors such as investor demand, the global economy,
available sources of financing, and tax and regulatory
policies. Adverse conditions or regulatory changes may
jeopardize the ability of our listed companies to comply with the continued listing requirements of our exchanges, or
reduce the number of issuers launching IPOs, including
SPACs, and direct listings. While the number of IPOs on our
exchanges increased in 2025 as compared to 2024, there is no assurance that demand for IPOs will continue at the same or
higher rate.
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
There may be less demand for our analytics, corporate
solutions, financial technology solutions and risk and
regulatory products and services if global economic
conditions weaken. Our customers historically reduce
purchases of new services and technology when growth rates
decline, thereby diminishing our opportunities to sell new
products and services or upgrade existing products and
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
We face significant competition in our Capital Access
Platforms, Financial Technology and Market Services
segments from other market participants. We face intense
competition from other exchanges and markets for market
share of trading activity and listings as well as from
numerous financial services and technology companies for
our Capital Access Platforms and Financial Technology
products and services. This competition includes both
product and price competition. Our proposed new offerings
to compete in this evolving market, including for the trading of tokenized equity securities and ETPs and the extension of trading hours, may not be successful.
The modernization and globalization of world markets has
resulted in greater mobility of capital, greater international participation in local markets and more competition. As a
result, both in the U.S. and in other countries, the competition among exchanges and other execution venues has become
more intense. Marketplaces in both U.S. and Europe have
also merged to achieve greater economies of scale and scope.
Changes introduced to Nasdaq's products and services to
compete effectively may be unsuccessful.

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
We also compete globally with other regulated exchanges
and markets, ATSs, MTFs and other traditional and non-
traditional execution venues. Some of these competitors also are our customers. Competitors may develop market trading
platforms that are more competitive than ours. Competitors
may leverage data more effectively or enter into strategic
partnerships, mergers or acquisitions that could make their
trading, listings, clearing, data or technology businesses more competitive than ours.
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
We could experience a systems failure due to human error by
our employees, contractors or vendors, electrical or
telecommunications failures or disruptions, hardware or
software failures or defects, cyberattacks, sabotage or similar unexpected events. These consequences could result in
service outages, including to our exchanges, lower trading
volumes or values, financial losses, decreased customer
satisfaction, litigation and regulatory sanctions. Our products, markets and the markets that rely on our technology have
experienced system failures and delays in the past and we
could experience future system failures and delays.
Although we maintain multiple computer facilities, and
leverage third party cloud providers, that are designed to
provide redundancy and back-up to reduce the risk of system
disruptions and have facilities in place that are expected to maintain service during a system disruption, such systems
and facilities may prove inadequate. If trading volumes
increase unexpectedly or other unanticipated events occur,
we may need to expand and upgrade our technology,
transaction processing systems and network infrastructure.
We do not know whether we will be able to accurately
project the rate, timing or cost of any volume increases, or expand and upgrade our systems and infrastructure to
accommodate any increases in a timely manner.
While we have programs in place to identify and minimize
our exposure to technology and communication system
vulnerabilities and work in collaboration with the technology industry to share corrective measures with our business
partners, we cannot guarantee that such events will not occur in the future. Any issue that causes an interruption in
services, including to our exchanges; decreases the
responsiveness of our services or otherwise affects our
services could impair our reputation, damage our brand name
and negatively impact our business, financial condition and
operating results.
We must continue to introduce new products, initiatives and
enhancements to maintain our competitive position.
We intend to launch new products and initiatives and
continue to explore and pursue opportunities to strengthen
our business and grow our company. We may spend
substantial time and money developing new products,
initiatives and enhancements to existing products, including, for example, expanded trading hours on our exchanges. If
these products and initiatives are not successful or their
launches are delayed, we may not be able to offset their costs, which could have an adverse effect on our business, financial condition and operating results.
In our technology operations, we have invested substantial
amounts in the development of system platforms, the rollout
of our platforms and the adoption of new technologies,
including cloud-based infrastructure and AI. Although
investments are carefully planned, there can be no assurance that the demand for such platforms or technologies will
justify the related investments. If we fail to generate adequate revenue from planned system platforms or the adoption of
new technologies, or if we fail to do so within the envisioned timeframe, it could have an adverse effect on our results of operations and financial condition. In addition, clients may delay purchases in anticipation of new products or
enhancements. We may allocate significant amounts of cash
and other resources to product technologies or business
models for which market demand is lower than anticipated.
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
Our systems and operations are vulnerable to damage,
misappropriation or disruption from security breaches. Some
of these threats include attacks from foreign governments,
hacktivists, insiders and criminal organizations. Foreign
governments may seek to obtain a foothold in U.S. critical
infrastructure, hacktivists may seek to deploy denial of
service attacks to bring attention to their cause, insiders may pose a risk of human error or malicious activity and criminal organizations may seek to profit by gaining control of
company systems or accounts or from stolen data via
ransomware or other means, such as social engineering,
including deepfake scams, compromised business email or
other methods. Our hybrid work model and our global
footprint elevate cybersecurity and operational risks,
particularly in geographies with adversary nation-states and/
or unreliable law enforcement. Given our position in the
global securities industry, we may be more likely than other companies to be a direct target, or an indirect casualty, of such events. During periods of war or global geopolitical
uncertainty, cyber threats may increase from foreign
governments or hacktivists to our exchange infrastructure and offerings, and to our vendors and international employees.
While we continue to employ and invest resources to monitor
our systems and protect our infrastructure, these measures
may prove insufficient due to the continuously evolving
nature of threat activity. Any system issue, whether as a
result of an intentional breach, collateral damage from a
cybersecurity incident involving our supply chain vendors, a negligent or malicious act by an insider, or the use of AI by bad actors, including the use of such tools to engage in social engineering or similar activities, or due to a cybersecurity breach of a customer that results in a loss of our data or
compromises our systems or those of our other customers
utilizing the same products, could damage our reputation and result in: a loss of customers; disrupted customer
relationships; the loss of our IP or sensitive data; lower
trading volumes or values, significant liabilities, litigation or regulatory fines; or otherwise have a negative impact on our business, our products and services, financial condition and operating results. A system breach may go undetected for an
extended period of time. There can be no assurance we will
be able to identify and mitigate every incident involving
cybersecurity attacks, breaches or incidents.
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
The markets in which we compete are characterized by
rapidly changing technology, evolving industry and
regulatory standards, frequent enhancements to existing
products and services, the adoption of new services and
products and changing customer demands. We are reliant on
our customers that purchase our on-premises solutions to
maintain a certain level of network infrastructure for our
products to operate and to allow for our support of those
products, and to secure our software and other proprietary
materials stored in such systems, and there is no assurance
that a customer will implement such measures. We may not
be able to keep up with rapid technological and other
competitive changes affecting our industry. For example, we
must continue to enhance our platforms and, where relevant,
our customers', to remain competitive as well as to address
our regulatory responsibilities, and our business will be
negatively affected if our platforms or the technology
solutions we sell to our customers fail to function as
expected. If we are unable to develop our platforms to
include other products and markets, or if our platforms do not have the required functionality, performance, capacity,
reliability and speed required by our business and our
regulators, as well as by our customers, we may not be able
to compete successfully. Further, our failure to anticipate or respond adequately to changes in emerging technology and
customer preferences, such as trading and settlement of
tokenized equity securities and ETP's or extended trading
hours on our exchanges, or any significant delays in product development efforts, could have a material adverse effect on our business, financial condition and operating results.
Our AI initiatives and the use of AI in certain of our
existing products may be unsuccessful and may give rise to
various risks, which could adversely affect our business,
reputation, or operating results.
We have made, and are continuing to make, significant
investments in AI including generative AI and agentic AI, to, among other things, develop new products or features for our existing products, including our anti-financial crime, equity trading, investor relations, financial reporting, and investment analytics solutions, and to enhance and refine our internal
business operations. As generative and agentic AI are new
and evolving technologies in the early stages of commercial
use, there are significant risks involved in the development and deployment of these technologies, and there can be no
assurance that the use of AI will enhance our products or
services or improve our business or operating results. Market acceptance of generative and agentic AI technologies is
evolving, and we may be unsuccessful in our product
development efforts. Moreover, our AI-related product
initiatives and offerings, or use in our internal business
operations, may give rise to risks related to harmful content, accuracy, bias, discrimination, autonomous decision-making
or action, IP infringement, the ability to obtain IP protection, misappropriation or leakage of IP, defamation, data privacy, and cybersecurity, among others. As we integrate third-party
AI models into our product initiatives and offerings, we face risks in how such third-party AI models were developed and
deployed, including situations in which the third-party may
lack a proper license or consent for the training data used for their model, or used insufficient safeguards regarding
harmful content, accuracy, bias or other variables of the data.
The use and availability of third-party AI models in our
solutions may give rise to legal liability, including IP
infringement claims. In addition, these risks include the
possibility of the introduction of new or enhanced laws or
regulations or novel enforcement of existing laws to uses of
AI, for which compliance may be costly and burdensome or
involve changes to our business practices or products,
litigation or other legal liability, or additional oversight, audits or enforcement under existing laws or regulations. The use of AI, including third-party AI models used in our
products or solutions, may also give rise to ethical concerns or negative public perceptions, which may cause brand or
reputational harm. Additionally, our competitors may be
developing their own AI products and technologies, which
may be superior in features or functionality, or cost, to our offerings. Any of these factors could adversely affect our
business, reputation, or operating results.
Failure to attract and retain key personnel may adversely
affect our ability to conduct our business.
Our future success depends, in large part, upon our ability to attract and retain highly qualified and skilled professional personnel that can learn and embrace new technologies. In
the current tight labor market, we have intensified our efforts to recruit and retain talent. Competition for key personnel in the various localities and business segments in which we
operate is intense. We have, and may continue to, experience higher compensation costs to retain personnel, and hire new
talent, that may not be offset by improved productivity,
higher revenues or increased sales. Our ability to attract and retain key personnel, in particular senior officers, technology personnel and global talent, including from companies that
we acquire, will be dependent on a number of factors,
including prevailing market conditions, changes in
immigration policy and laws, regulations regarding employee
mobility and international travel, office/remote working
arrangements and compensation and benefit packages offered
by companies competing for the same talent. There is no
guarantee that we will have the continued service of key
employees who we rely upon to execute our business strategy
and identify and pursue strategic opportunities and initiatives.
Our ability to execute our business strategy could be
impaired if we are unable to replace such persons without
incurring significant costs or in a timely manner or at all.

We are exposed to credit, liquidity and counterparty risks
from our clearinghouse operations and third-party
relationships that could adversely affect our financial
position and results of operations.
Our clearinghouse operations expose us to counterparty and
liquidity risks, including potential defaults by clearing
members and insufficiencies in margins or default funds. We
guarantee cleared contracts and assume counterparty risk for all transactions cleared through Nasdaq Clearing, including
equity-related and fixed-income derivatives, commodities,
and repurchase agreements. While we enforce minimum
financial criteria for clearing membership eligibility, require members and investors to provide collateral, and maintain
established risk policies and clearing capital resources, these measures do not provide absolute assurance against defaults
by our counterparties or financial losses, or that collateral provided is sufficient at all times.
Additionally, we face credit risk from customers,
counterparties, clearing agents, and transaction and
subscription-based revenues billed in arrears, as these parties may default due to bankruptcy, lack of liquidity, operational failure, or other reasons.
The financial distress or failure of counterparties could result in negative financial impact, reputational harm, regulatory
consequences, litigation or regulatory enforcement actions.
Credit losses such as those described above could adversely
affect our consolidated financial position and results of
operations.
Stagnation or decline in the listings market could have an
adverse effect on our revenues.
The market for listings is dependent on the prosperity of
companies and the availability of risk capital. A stagnation or decline in the number of new listings, or an increase in the number of delistings, either due to market factors or our
listing standard changes, on The Nasdaq Stock Market and
the Nasdaq Nordic and Nasdaq Baltic exchanges could cause
a decrease in revenues for future years. A prolonged decrease in the number of listings, failure of existing SPACs to
successfully complete transactions with target companies and dissolve or an increase in the number of delistings, could
negatively impact the growth of our revenues. Our corporate
solutions business is also impacted by declines in the listings market or increases in acquisitions, privatizations or
bankruptcies as there may be fewer publicly-traded
customers that need our products.
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
We rely on third parties for regulatory, data center, cloud
computing, data storage and processing, connectivity, data
content, clearing, maintaining markets and exchange liquidity and other services. Interruptions or delays in services from our third-party providers could impair our services or their delivery and harm our business. Upon expiration or
termination of any of our agreements with third-party
vendors, we may not be able to replace the services provided to us in a timely manner or on terms and conditions that are favorable to us, and a transition from one vendor to another vendor could be difficult or costly due to the complexity of our operations.
Certain of our vendors may also be affected by the same
disruptions affecting us, further amplifying the impact of an outage or service interruption on our offerings. To the extent that any of our vendors or other third-party service providers experience difficulties or a significant disruption, breach or outage, materially changes their business relationship with us or fails or delays for any reason to perform their obligations, including due to geopolitical instability, our business or our reputation may be materially adversely affected.
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
AWS operates a platform that we use to provide exchange
and other services to our clients, and therefore we are
vulnerable to service outages on the AWS platform that
affect Nasdaq workloads running or stored in the AWS
environment. While certain of our offerings were affected by the AWS outage in October 2025, the outage did not affect
trading on our exchanges. If AWS does not deliver our
system requirements on time, fails to provide maintenance
and support to our specifications or a migration experiences integration challenges, the successful migration of the
relevant workload to, or the availability of the relevant
service on, the AWS cloud platform may be significantly
delayed, which may adversely affect our reputation and
financial results.
We also rely on members of our trading community to
maintain markets and add liquidity. To the extent that any of our largest members experience difficulties, materially
change their business relationship with us or are unable for any reason to perform market-making activities, our business or our reputation may be materially adversely affected.
We may be required to recognize impairments of our
goodwill, intangible assets or other long-lived assets in the future.
Our business acquisitions typically result in the recording of goodwill and intangible assets, and the recorded values of
those assets may become impaired in the future. As of
December 31, 2025, goodwill totaled $14.4 billion and
intangible assets, net of accumulated amortization, totaled
$6.5 billion. The determination of the value of such goodwill and intangible assets requires management to make estimates
and assumptions that affect our consolidated financial
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
Over the past several years, acquisitions, have been, or could be, significant factors in our growth. We have also divested businesses and may continue to divest additional businesses
or assets in the future. Although we cannot predict our
transactional activities, we believe that additional
acquisitions, divestments, investments, joint ventures and
other transactional activities will be important to our strategy.
Such transactions may be material in size and scope. Our
competitors may have greater financial resources than we
have to pursue certain acquisitions.
We also invest in early-stage companies through our Nasdaq
Ventures program and hold minority interests in other
entities. We generally do not have operational control of
these entities and may have limited visibility into risk
management practices. We may be subject to financial and
reputational risks if there are operational failures at such companies.
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
Our indebtedness as of December 31, 2025 was $9.0 billion.
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
We operate several of our businesses in highly regulated
industries and are subject to extensive regulation in the U.S.,
Europe and Canada. The securities trading industry is subject to significant regulatory oversight and could be subject to
increased governmental and public scrutiny in the future that can change in response to global conditions and events, or
due to changes in trading patterns, such as due to the recent volatility involving the trading of certain stocks. Recent
domestic and worldwide political developments, including
shifts in digital assets trading policy and regulatory and
enforcement priorities, have added additional uncertainty
with respect to both new laws and regulations and
interpretations or enforcement of existing laws and
regulations. Changes in regulatory policies regarding
tokenized securities, synthetic assets or other digital assets may enable new market entrants and competitors to offer
these products under a different, less onerous regulatory
regime, which may affect our business, clients and results of operations.
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
condition and operating results.
We must compete not only with non-exchanges, such as
ATSs that are not subject to the same SEC approval
requirements and processes, but also with other exchanges
that may have lower regulation and surveillance costs than
us. There is a risk that trading will shift to exchanges or non-
exchanges that charge lower fees because, among other
reasons, they invest less in regulation.
In 2016, the SEC approved a plan for Nasdaq and other
exchanges to establish a CAT to improve regulators’ ability
to monitor trading activity. Implementation of a CAT has
resulted in significant additional expenditures, including to implement the costly and complex new technology. In
September 2023, the SEC approved a “Funding Model” for
the CAT that allocated one-third of CAT expenses to the
SROs, including Nasdaq, and two-thirds of CAT expenses to
the industry. This SEC approval order was appealed to the
11th Circuit U.S. Court of Appeals, which issued an opinion
in July 2025 vacating the Funding Model. The court's
decision was subject to a temporary stay that expired at the end of November 2025. As a result, we may be subject to a
delay in recovering expenses or be unable to recover those
expenses. The SROs have yet to seek reimbursement for a
portion of their expenses related to delivery of certain
technology. If the SEC determines that we failed to timely or properly deliver the technology, we may forfeit recovery of
an undetermined portion of those expenses. As of December
31, 2025, we have an outstanding net receivable of $99
million in connection with our portion of expenses related to the CAT implementation.
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
Our non-U.S. business is subject to regulatory oversight in all the countries in which we operate regulated businesses, such as exchanges, clearinghouses or central securities
depositories. In these countries, we have received
authorization from the relevant authorities to conduct our
regulated business activities. The authorities may issue
regulatory fines or may ultimately revoke our authorizations if we do not suitably carry out our regulated business
activities. The authorities are also entitled to request that we adopt measures in order to ensure that we continue to fulfill the authorities’ requirements. We are also subject to current and forthcoming regulations applicable to the financial
services sector generally including, but not limited to,
DORA. Such regulations may impact our operational,
contracting and compliance costs by requiring the
implementation of new risk management procedures,
requirements for procuring information and communication
technology services, and ongoing processes to monitor
compliance; failure to maintain compliance may cause us to
be subject to regulatory actions and fines. Additionally, we are subject to the obligations under the Benchmarks
Regulation ((EU) 2016/1011), compliance with which could
be costly or cause a change in our business practices.
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
business.
Regulatory changes adopted by the SEC or other regulators
with respect to our markets and to the instruments traded on our markets, and regulatory changes that our markets may
adopt in fulfillment of their regulatory obligations, could
materially affect our business operations. In recent years,
there has been increased regulatory and governmental focus
on issues affecting the securities markets, including market structure, technological oversight and fees for proprietary
market data, connectivity and transactions. The SEC, FINRA
and the national securities exchanges have introduced several initiatives to ensure the oversight, integrity and resilience of markets. Additionally, new market models, new instruments,
and new uses of technology are emerging that could
adversely impact us. Congress and federal regulators are

considering regulating digital assets, tokenization of equities, and prediction markets. The outcome of those deliberations
could adversely impact our current markets and future plans.
Our regulated businesses can be severely impacted by policy
decisions. In September 2024, the SEC adopted a rule that
would significantly reduce the fees that exchanges are
permitted to charge for access to liquidity quoted on the
exchange, with a resulting reduction in the ability of
exchanges to pay rebates to attract liquidity. Nasdaq
petitioned the U.S. Court of Appeals for the District of
Columbia Circuit to vacate the proposed rule, and in October
2025, Nasdaq's petition for review was denied. The SEC
issued temporary exemptive relief from compliance with the
portions of the rule that Nasdaq challenged until November
2026. Since the rule was not vacated, we will adjust our
business model in accordance with the rule, and the
implementation of the rule in November 2026 may adversely
impact our business and revenue.
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
We have self-regulatory obligations and also operate for-
profit businesses, and these two roles may create conflicts
of interest.
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
Changes in tax laws, regulations, trade policies or other
policies could result in us having to pay higher taxes or
operating expenses, which may reduce our net income, or
could adversely affect our ability to continue our capital
allocation program, purchase additional energy tax credits or effect strategic transactions in a tax-favorable manner. In
addition, such changes, including federal or state financial transaction taxes, may increase the cost of our offerings or services, which may cause our clients to reduce their use of our services. Any changes to laws, regulations, policies or
other legal restrictions regarding the employment, staffing, supervision or business activities of international or non-U.S.
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
Our reputation or business could be negatively impacted by
evolving and conflicting stakeholder expectations regarding
sustainability matters and our reporting of such matters.
We communicate certain sustainability-related initiatives,
goals, and/or commitments regarding environmental matters,
social matters, vendors and suppliers and other matters in our annual Sustainability Report, Task Force on Climate-related
Financial Disclosures Report, on our website, in our filings with the SEC and elsewhere. These goals or commitments
could be difficult to achieve and costly to implement.
Stakeholder expectations regarding sustainability matters are evolving and can be divergent, with some stakeholders
demanding more action and disclosure while others oppose
such efforts. In addition, we could be criticized for the
timing, scope or nature of these initiatives, goals, or
commitments, or for any revisions to them. We could be
subject to litigation or regulatory enforcement actions
regarding the accuracy, adequacy, or completeness of our
sustainability-related disclosures. Our actual or perceived
failure to achieve, or stakeholder dissatisfaction of, our
sustainability-related goals or commitments could negatively impact our reputation or otherwise materially harm our
business.
Failure to protect our IP rights, or allegations that we have infringed on the IP rights of others, could harm our brand-
building efforts and ability to compete effectively.
To protect our IP rights, we rely on a combination of
trademark laws, copyright laws, patent laws, trade secret
protection, confidentiality agreements and other contractual arrangements with our affiliates, clients, strategic partners, employees and others. However, the efforts we have taken to
protect our IP and proprietary rights might not be sufficient, or effective, at stopping unauthorized use of those rights. We may be unable to detect the unauthorized use of, or take
appropriate steps to enforce, our IP rights.
We have registered, or applied to register, our trademarks in the United States and in over 50 foreign jurisdictions and
have pending U.S. and foreign applications for other
trademarks. We also maintain copyright protection for
software products and pursue patent protection for inventions developed by us. We hold a number of patents, patent
applications and licenses in the United States and other
foreign jurisdictions. However, effective trademark,
copyright, patent and trade secret protection might not be
available or cost-effective in every country in which we offer our services and products. Moreover, changes in patent law,
regulation or practices at the U.S. Patent and Trademark
Office and/or analogous offices in other jurisdictions, such as changes in the law regarding patentable subject matter, could also impact our ability to obtain patent protection for our
innovations. The scope of protection under our patents may
not be sufficient in some cases, or existing patents may be
deemed invalid or unenforceable. Failure to protect our IP
adequately could harm our brand and affect our ability to
compete effectively. Further, defending our IP rights could
result in the expenditure of significant financial and
managerial resources.
Third parties may assert IP rights claims against us, which
may be costly to defend, could require the payment of
damages and could limit our ability to use certain
technologies, trademarks or other IP. Any IP claims, with or without merit, could be expensive to litigate or settle and
could divert management resources and attention. Successful
challenges against us could require us to modify or
discontinue our use of technology or business processes
where such use is found to infringe or violate the rights of others, or require us to purchase licenses from third parties, any of which could adversely affect our business, financial
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
•evolving market or customer preferences for solutions
provided locally or outside of the U.S.;
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

Climate and weather related risk may have an adverse
impact on our business, while simultaneously, we face
reputational, regulatory and financial risks related to our
ability to respond to diverse stakeholder expectations and
requirements on climate, weather, and other sustainability-
related topics.
Climate related events, including extreme weather events and their impact on the critical infrastructure in the U.S. and
elsewhere, have the potential to disrupt our business or the business of our clients and/or suppliers.
Additionally, there is an increased focus from our regulators, investors, clients, employees, and other stakeholders
concerning corporate citizenship, greenhouse gas emissions
reduction and sustainability matters, including proposed or
adopted laws, regulations or policies on sustainability-related topics that diverge from, or potentially conflict with, laws in other jurisdictions in which we operate. For example, new
laws, regulations and policies are being developed in Europe and elsewhere globally that may require us to comply with
specific, target-driven frameworks, disclosure and other
requirements in multiple jurisdictions. Changing legal
requirements, policies and stakeholder expectations have
resulted in, and are likely to continue to result in, increased general and administrative expenses and management time
and attention to comply with, or meet, those regulations and expectations, which could result in fines or other penalties and adversely affect our business, reputation, financial
condition and operating results.
Our businesses operate in various international markets,
which are subject to political, economic and social
uncertainties.
Our businesses operate in various international markets,
including but not limited to Northern Europe, the Baltics, the
Middle East, Latin America, Africa and Asia, and our
operations are subject to the risks inherent in the international economy. Political, economic or social events or
developments in one or more of our non-U.S. locations or in
the U.S. arising from such international developments, such
as limitations imposed on securing new listings on our
exchanges, constraints on data sharing with a U.S. based
company, a reduced interest in providing operational support between certain regions and the U.S., or restrictions on
entering into transactions with new or existing customers,
could adversely affect our sales, operations and financial
results. We have operations in locations that may be subject to greater political, economic and social uncertainties than countries with more developed institutional structures, which may increase our operational risk.
Unforeseen or catastrophic events could interrupt our
critical business functions. In addition, our U.S. and
European businesses are heavily concentrated in particular
areas and may be adversely affected by events in those
areas.
We may incur losses as a result of unforeseen or catastrophic events, such as terrorist attacks, natural disasters, pandemics, extreme weather, fire, power loss, telecommunications
failures, human error, theft, sabotage, vandalism, and other crime. Given our position in the global capital markets and
our brand, we may be more likely than other companies to be
a target for malicious disruption activities or physical attacks on our senior leadership team and/or our office locations.
In addition, our business operations are heavily concentrated in the east coast of the U.S.; Stockholm, Sweden; Vilnius,
Lithuania; and St. John, Canada, among other locations. Any
event that impacts either of those geographic areas could
potentially affect our ability to operate our businesses.
We have disaster recovery and business continuity plans and
capabilities for critical systems and business functions to
mitigate the risk of an interruption. However, any
interruption in our critical business functions or systems
could negatively impact our financial condition and operating results. Additionally, some of our market services and
financial technology customers may lack adequate disaster
recovery solutions to avoid loss of trade flow from a
sustained interruption of our critical systems.
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
We utilize widely-accepted methods to identify, assess,
monitor and manage our risks. Nasdaq’s Global Risk
Management Committee, which is composed of senior
executives, has the responsibility for overseeing the risk
management methods, regularly reviewing risks and referring
significant risks to the board of directors or specific board committees. Local risk management committees in our
international offices provide local risk oversight and
escalation to local boards, as appropriate. The rapidly
changing environment may limit the effectiveness of our risk management methods. Certain risk management methods
require subjective evaluation of dynamic information
regarding markets, customers or other matters. That variable information may not in all cases be accurate, complete, up-to-
date or properly evaluated. If we do not successfully identify, assess, monitor or manage the risks to which we are exposed,

our business, reputation, financial condition and operating
results could be materially adversely affected.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
Nasdaq’s brand and role as a critical infrastructure provider for global financial markets, the operator of The Nasdaq
Stock Market and exchanges, central securities depositories
and a clearinghouse in Europe, and the provider of
information and technology services to banks, international
market operators and exchanges, publicly-traded companies
and other high-profile customers make us an attractive target for cybersecurity threat actors and attacks. These include
adversarial nations and state-sponsored actors, hacktivists
and ransomware deployers or other financially motivated
criminals. Impacts of a cybersecurity incident may include:
financial and reputational damage, resulting from the loss of customer confidence in our company, exchange, products or
offerings; potential regulatory enforcement actions; or
litigation, either from governmental authorities, shareholders, or other litigants, including customers asserting our failure to comply with contractual obligations. To date, no risks from
cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are
reasonably likely to materially affect our business, our
business strategy, our results of operations or financial
condition. For further information, see “Our role in the global marketplace positions us at greater risk for a cyberattack” and
“Expanded cybersecurity regulations, and increased
cybersecurity infrastructure and compliance costs, may
adversely impact our results of operations” in “Item 1A, Risk
Factors” of this Annual Report on Form 10-K.
Our risk management and mitigation approach includes the
adoption of NIST CSF and NIST 800-53 security control
frameworks and adaptive ongoing threat analysis. In addition, our Information Security, or InfoSec, team reviews and
conducts a risk assessment of any novel technologies Nasdaq
plans to implement. Our policies and our baseline security
controls incorporate a security infrastructure with multi-
layered defense systems. We have 18 System and
Organization Controls Type 2, or SOC 2, certifications with
respect to our information security and infrastructure. Our
adaptive analysis monitors the threat landscape relevant to
Nasdaq, our vendors and financial industry peers, and threats arising from geopolitical events. As the external threat
landscape evolves, our information security controls are
regularly evaluated, updated and enhanced to help protect
against emerging risks. Additionally, we conduct extensive
cybersecurity assessments of our acquired entities, both prior to acquisition and following completion of the transaction, to understand potential threats and mitigate risks from any
potential deviations between the acquired company’s
practices and Nasdaq’s standards, until we can align the

acquired company’s security infrastructure and access
management practices and policies with ours.
We periodically engage external advisors to perform an
independent assessment of the maturity of Nasdaq’s
information security programs, and compare our programs to
our financial and technology industry peers. Nasdaq’s
InfoSec program has demonstrated increasing levels of
maturity year-over-year for every assessed program
component. Recommendations to further enhance our
procedures and maturity ratings from these assessments are
then presented to our executive management team and the
Audit & Risk Committee.
On a periodic basis, our management team and the Board of
Directors conduct tabletop exercises and simulations on
cybersecurity matters, with assistance from internal and
outside experts. These exercises are intended to strengthen
resilience and readiness to address different cybersecurity
incident scenarios.
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
We use a cross-departmental approach to assess and manage
cybersecurity risk, with our Information Security; Legal, Risk and Regulatory; and Internal Audit functions presenting on
key topics to the Audit & Risk Committee, which provides
oversight of our cybersecurity risk. Additionally, members
from these organizations, along with Finance and
Accounting, Global Technology and Corporate
Communications, comprise a rapid response team that would
mobilize in the event of a potentially significant
cybersecurity incident and would analyze and evaluate the
incident while also advising the executive management team.
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
Cybersecurity is a shared responsibility, and our goal is for all employees to be vigilant in helping to protect our
organization and themselves, at all times. We routinely
perform simulations and tabletop exercises, and incorporate
external resources and advisors as needed, to help strengthen our cybersecurity protection and information security
procedures and safeguards. All employees are required to
complete annual cybersecurity awareness training and have
access to continuous cybersecurity educational opportunities throughout the year. All employees also have access to
Nasdaq’s Information Security Hotline, which is staffed on a
24/7 basis to respond to any potential incident; we have a
strict non-retaliation policy that applies to any reporting of concerns related to our business. Nasdaq also maintains a
cybersecurity and information security risk insurance policy, and our Nasdaq Information Security Management System
conforms to ISO 27001 requirements and is ISO 27001
certified.
On an annual basis, the Information Security team reviews
and updates its governance documents, including the
Information Security Charter, the Information Security
Policy, and the Information Security Program Plan, and then
presents the revised documents to the Global Risk
Management Committee and Audit & Risk Committee for
review and/or approval. Additionally, the Information
Security team maintains a formal cybersecurity strategic
three-year plan, which outlines the strategic vision and
associated goals for the cybersecurity of our global
operations. The plan is regularly updated with new initiatives that align with technology innovations and changes in the
threat landscape, and is reviewed and approved by the CISO

and the Audit & Risk Committee. Throughout the three-year
plan term, the CISO regularly provides management with
progress reports.
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
Market Information
Our common stock is listed on The Nasdaq Stock Market
under the ticker symbol “NDAQ.” As of February 3, 2026,
we had approximately 177 holders of record of our common
stock
Issuer Purchases of Equity Securities
Share Repurchase Program
See “Share Repurchase Program,” of Note 12, “Nasdaq
Stockholders’ Equity,” to the consolidated financial
statements for further discussion of our share repurchase
program.
Purchases of Equity Securities by the Issuer and
Affiliated Purchasers
Under our board approved share repurchase program, we
may repurchase shares from time to time at prevailing market prices in open market purchases, privately-negotiated
transactions, block purchases, an accelerated share
repurchase program or otherwise, as determined by our
management. As of December 31, 2025, the remaining
aggregate authorized amount under the existing share
repurchase program was $1.1 billion. The share repurchase
program may be suspended, modified or discontinued at any
time, and has no defined expiration date.
The table below represents repurchases made by or on behalf
of us or any “affiliated purchaser” of our common stock
during the fiscal quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 2025
Share repurchase program	1,812,219	$88.59	1,812,219	$1,254
Employee transactions	25,679	$89.10	N/A	N/A
November 2025
Share repurchase program	760,264	$91.47	760,264	$1,185
Employee transactions	11,491	$85.49	N/A	N/A
December 2025
Share repurchase program	622,256	$89.24	622,256	$1,129
Employee transactions	33,186	$90.22	N/A	N/A
Total Quarter Ended December 31, 2025
Share repurchase program	3,194,739	$89.40	3,194,739	$1,129
Employee transactions	70,356	$89.04	N/A	N/A
In the table above:
•N/A - Not applicable.
•Employee transactions represents shares surrendered to us
to satisfy tax withholding obligations arising from the
vesting of restricted stock and PSUs previously issued to
employees.
•Shares listed under share repurchase program in the table
above primarily include repurchases under ASR
agreements.

◦In October 2025, we entered into a variable notional
ASR agreement, in which we delivered $250 million to a
third-party financial institution and received and
immediately retired 1,812,219 shares of our common
stock. In December 2025, upon the final settlement of
this transaction, we received (i) an additional 504,401
shares, which were immediately retired, and (ii) a $45
million cash payment, which reflects the difference
between the prepayment amount (maximum notional
amount) and the final notional amount.
◦In November 2025, we entered into an ASR with a third-
party financial institution to repurchase $75 million of
common stock and received and immediately retired
697,512 shares of our common stock. In December
2025, upon the final settlement of this transaction, we
received an additional 117,855 shares, which were
immediately retired.
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
The following graph compares the total return of our common stock to the Nasdaq Composite Index, the S&P 500 and
S&P 500 GICS 4020 Index, our peer group, for the past five years. The figures represented below assume an initial investment of $100 in the common stock or index at the closing price on December 31, 2020 and the reinvestment of all dividends.

	Year Ended December 31,*
	2020	2021	2022	2023	2024	2025
Nasdaq, Inc.	$100	$160	$142	$137	$185	$235
Nasdaq Composite Index	100	122	82	119	154	187
S&P 500	100	129	105	133	166	196
S&P 500 GICS 4020 Index	100	136	121	139	179	197
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nasdaq, Inc., the Nasdaq Composite Index, the S&P 500 and S&P 500 GICS 4020 Index

$300
$250
$200
$150
$100
$50
2020
2021
2022
2023
2024
2025
Period Ended
Nasdaq, Inc.
Nasdaq Composite Index
S&P 500
S&P 500 GICS 4020 Index

Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of
Financial Condition and Results of Operations
The following discussion and analysis of the financial
condition and results of operations of Nasdaq refers to the
year over year comparison for the fiscal years ended
December 31, 2025 and 2024 and should be read in
conjunction with our consolidated financial statements and
related notes included in this Form 10-K, as well as the
discussion under “Part I, Item 1A. Risk Factors.” For further discussion of our growth strategy, products and services, and competitive strengths, see “Part I, Item 1. Business.” For a similar discussion comparing the fiscal years ended
December 31, 2024 and 2023, refer to “Part II, Item 7.
Management’s Discussion and Analysis of Financial
Condition and Results of Operations” of our Annual Report
on Form 10-K for the fiscal year ended December 31, 2024,
which was previously filed with the SEC on February 21,
2025.
Certain percentages and per share amounts herein may not
sum or recalculate due to rounding.
EXECUTIVE OVERVIEW
Nasdaq is a leading technology platform that powers the
world’s economies. We architect the infrastructure of the
world’s most modern markets, power the innovation
economy, and build trust in the financial system. We
empower economic opportunity by designing and deploying
the technology, data, and advanced analytics that enable our clients to capture opportunities, navigate risk, and strengthen resilience.
We manage, operate and provide our products and services in
three business segments: Capital Access Platforms, Financial
Technology and Market Services.
2025 Highlights
•Nasdaq extended its listing leadership in 2025 and
achieved its seventh consecutive year as the top U.S.
exchange by proceeds raised.
•In 2025, U.S. operating company IPOs on Nasdaq raised
over $24 billion in proceeds. In 2025, Nasdaq set a record
for listing transfers, with $1.2 trillion in annual switches for the first time including the largest exchange transfer on record.
•Index achieved record net inflows of $99 billion in 2025,
and exited the year with ETP AUM of $882 billion, an all-
time high. Nasdaq launched 122 new Index products in
2025, with nearly half of the launches being international
products and 32 new products in the institutional insurance
annuity space.
•The Financial Technology segment delivered 14% growth
in ARR and revenue, reflecting an increase in new clients,
cross-sells and upsells.
•Market Services delivered record revenue, reflecting
strength across U.S. cash equities and U.S. equities options volumes in 2025.
Macroeconomic environment
Our business performance can be positively or negatively
impacted by a number of factors, including general economic
conditions, the geopolitical environment, current or expected inflation, interest rate fluctuations, the threat or imposition of broad-based tariffs, market volatility, changes in investment patterns and priorities, regulatory changes, pandemics and
other factors that are generally beyond our control. For
example, higher overall U.S. trading volumes in 2025 as
compared to 2024 led to an increase in our U.S. equities
options and U.S. cash equities revenues. Market factors also contributed to higher valuations in Nasdaq Indices, higher
overall volumes in Index derivatives and an improving IPO
landscape. To the extent that global or national economic
conditions weaken and result in slower growth or recessions, our business may be negatively impacted.
Nasdaq’s Operating Results
The following table summarizes our financial performance
for the year ended December 31, 2025 compared to the same
period in 2024 and for the year ended December 31, 2024
compared to the same period in 2023. The comparability of
our results of operations between reported periods is
primarily impacted by our acquisition of Adenza in
November 2023. See Note 4, “Acquisition and Divestitures,”
to the consolidated financial statements for further
discussion. For a detailed discussion of our results of
operations, see “Segment Operating Results” below.

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions, except per share amounts)
Revenues less transaction- based expenses	$5,249	$4,649	$3,895	12.9%	19.4%
Operating expenses	2,918	2,851	2,317	2.3%	23.0%
Operating income	$2,331	$1,798	$1,578	29.7%	13.9%
Net income attributable to Nasdaq	$1,788	$1,117	$1,059	60.1%	5.5%
Diluted earnings per share	$3.09	$1.93	$2.08	60.3%	(7.4)%
Cash dividends declared per common share	$1.05	$0.94	$0.86	11.7%	9.3%

In countries with currencies other than the U.S. dollar,
revenues and expenses are translated using monthly average
exchange rates. Impacts on our revenues less transaction-
based expenses and operating income associated with
fluctuations in foreign currency are discussed in more detail under “Item 7A. Quantitative and Qualitative Disclosures
About Market Risk.”
As discussed above, in October 2025, we sold our Solovis
business, previously included in our Capital Access
Platforms segment. Revenues, ARR and quarterly annualized
SaaS revenues related to our Solovis business has been
reclassified to “Other” for all periods presented to facilitate comparability.
The following chart summarizes our ARR (in millions):
* In the chart above, Other for 4Q23 and 4Q24 includes $25
million and $28 million, respectively.
ARR for a given period is the current annualized value
derived from subscription contracts with a defined contract
value. This excludes contracts that are not recurring, are one-
time in nature, or where the contract value fluctuates based on defined metrics. ARR is currently one of our key
performance metrics to assess the health and trajectory of our recurring business. ARR does not have any standardized
definition and is therefore unlikely to be comparable to
similarly titled measures presented by other companies. ARR
should be viewed independently of revenue and deferred
revenue and is not intended to be combined with or to replace either of those items. For AxiomSL and Calypso recurring
revenue contracts, the amount included in ARR is consistent
with the amount that we invoice the customer during the
current period. Additionally, for AxiomSL and Calypso
recurring revenue contracts that include annual values that
increase over time, we include in ARR only the annualized
value of components of the contract that are considered
active as of the date of the ARR calculation. We do not
include the future committed increases in the contract value as of the date of the ARR calculation. ARR is not a forecast and the active contracts at the end of a reporting period used in calculating ARR may or may not be extended or renewed
by our customers.
The ARR chart includes:

▪	Capital Access Platforms
	◦	Proprietary market data subscriptions and annual listing fees within our Data & Listing Services business
	◦	Index data subscriptions and guaranteed minimum on futures contracts within our Index business
	◦	Subscription contracts under our Workflow & Insights business
▪	Financial Technology
	◦	Subscription contracts excluding non-recurring professional services.
▪	Other includes ARR related to our Solovis business divested in October 2025.

The following chart summarizes our quarterly annualized
SaaS revenues for December 31, 2025, 2024 and 2023 (in
millions):
* In the chart above, Other for 4Q23 and 4Q24 includes $25
million and $28 million, respectively.
SEGMENT OPERATING RESULTS
The following table presents our revenues by segment:

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Capital Access Platforms	$2,137	$1,945	$1,744	9.9%	11.5%
Financial Technology	1,850	1,621	1,099	14.1%	47.5%
Market Services	4,214	3,771	3,156	11.7%	20.9%
Other revenues	61	63	65	(4.1)%	(3.1)%
Total revenues	$8,262	$7,400	$6,064	11.6%	22.0%
Transaction rebates	(2,572)	(2,026)	(1,838)	26.9%	10.2%
Brokerage, clearance and exchange fees	(441)	(725)	(331)	(39.1)%	119.1%
Total revenues less transaction- based expenses	$5,249	$4,649	$3,895	12.9%	19.4%
The following charts present our Capital Access Platforms,
Financial Technology and Market Services segments as a
percentage of our total revenues, less transaction-based
expenses.
Capital Access Platforms
The following tables present revenues and ARR from our
Capital Access Platforms segment:

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Data & Listing Services	$804	$754	$749	6.7%	0.7%
Index	827	706	528	17.1%	33.7%
Workflow & Insights	506	485	467	4.4%	3.9%
Total Capital Access Platforms	$2,137	$1,945	$1,744	9.9%	11.5%

	As of December 31,
	2025	2024	2023
ARR (in millions)	$1,340	$1,240	$1,210

Data & Listing Services Revenues
The following tables present key drivers from our Data &
Listing Services business:

	Year Ended December 31,
IPOs	2025	2024	2023
The Nasdaq Stock Market	281	180	130
Operating company	155	130	103
SPACs	126	50	27
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	19	14	7
Total new listings
The Nasdaq Stock Market	784	463	330
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	27	31	23

	As of December 31
Number of listed companies	2025	2024	2023
The Nasdaq Stock Market	4,480	4,075	4,044
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,119	1,174	1,218

ARR (in millions)	$764	$691	$682
In the tables above:
•The number of total listed companies on The Nasdaq Stock
Market for the years ended December 31, 2025, 2024 and
2023 included 1,112, 768 and 600 ETPs, respectively.
•IPOs, new listings (which includes IPOs) and total listed
companies for exchanges that comprise Nasdaq Nordic and
Nasdaq Baltic represent companies listed on the Nasdaq
Nordic and Nasdaq Baltic exchanges and companies listed
on the alternative markets of Nasdaq First North.
Data & Listing Services revenues increased for the year
ended December 31, 2025 compared with the same period in
2024 due to new data sales, usage and pricing, increased
annual listings revenues due to new listings and the favorable impact from changes in foreign currency rates, partially
offset by delistings.
Index Revenues
The following table presents key drivers from our Index
business:

	As of or Year Ended December 31,
	2025	2024	2023
Number of licensed ETPs	451	401	364
TTM change in period end ETP AUM tracking Nasdaq indices (in billions)
Beginning balance	$647	$473	$315
Net appreciation	136	110	128
Net impact of ETP sponsor switches	—	(16)	(1)
Net inflows	99	80	31
Ending balance	$882	$647	$473
Annual average ETP AUM tracking Nasdaq indices (in billions)	$740	$558	$396

ARR (in millions)	$81	$76	$72
In the table above, TTM represents trailing twelve months.
Index revenues increased for the year ended December 31,
2025 compared with the same period in 2024 primarily due
to higher average AUM in exchange traded products linked
to Nasdaq indices and growth in trading volumes. The
increase in 2025 is partially offset by a $16 million one-time item recognized in the first quarter of 2024 related to a legal settlement to recoup revenue.
Workflow & Insights Revenues
The following table presents key drivers from our Workflow
& Insights business:

	As of or Year Ended December 31,
	2025	2024	2023
	(in millions)
ARR	$495	$473	$456
Quarterly annualized SaaS revenues	425	403	386
Workflow & Insights revenues increased for the year ended
December 31, 2025 compared with the same period in 2024
primarily due to an increase in analytics revenues, largely
driven by eVestment and Nasdaq Data Link sales growth.

Financial Technology
The following table presents revenues from our Financial
Technology segment:

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Financial Crime Management Technology	$331	$273	$223	21.5%	22.2%
Regulatory Technology	428	352	212	21.5%	66.3%
Capital Markets Technology	1,091	996	664	9.5%	50.0%
Total Financial Technology	$1,850	$1,621	$1,099	14.1%	47.5%
Financial Crime Management Technology Revenues
The following table presents key drivers for our Financial
Crime Management Technology business:

	As of or Year Ended December 31,
	2025	2024	2023
	(in millions)
ARR and Quarterly annualized SaaS revenues	$329	$278	$226
Financial Crime Management Technology revenues
increased for the year ended December 31, 2025 compared
with the same period in 2024 primarily due to higher
subscription revenues from new and existing clients and
higher professional services fees.
Regulatory Technology Revenues
The following table presents key drivers for our Regulatory
Technology business:

	As of or Year Ended December 31,
	2025	2024	2023
	(in millions)
ARR	$407	$354	$325
Quarterly annualized SaaS revenues	239	191	165
Regulatory Technology revenues increased for the year
ended December 31, 2025 compared with the same period in
2024 primarily due to increased subscription revenues from
our AxiomSL and Surveillance solutions driven by new sales
and price increases to existing clients and revenue from new clients. The increase was also driven by a one-time revenue
reduction recognized in the third quarter of 2024 related to a purchase accounting adjustment. See Note 3, “Revenue from
Contracts with Customers,” to the consolidated financial
statements for discussion on the measurement period
adjustment.
Capital Markets Technology Revenues
The following table presents key drivers for our Capital
Markets Technology business:

	As of or Year Ended December 31,
	2025	2024	2023
	(in millions)
ARR	$975	$868	$799
Quarterly annualized SaaS revenues	156	134	108
Capital Markets Technology revenues increased for the year
ended December 31, 2025 compared with the same period in
2024. The increase was primarily due to higher revenues
related to data center growth and higher subscription
revenues from new sales and price increases to existing
clients.
Market Services
The following table presents revenues from our Market
Services segment:

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Market Services	$4,214	$3,771	$3,156	11.7%	20.9%
Transaction-based expenses:
Transaction rebates	(2,572)	(2,026)	(1,838)	26.9%	10.2%
Brokerage, clearance and exchange fees	(441)	(725)	(331)	(39.1)%	119.1%
Total Market Services, net	$1,201	$1,020	$987	17.7%	3.4%
The following table presents net revenues by product from
our Market Services segment:

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
U.S. Equity Derivative Trading	$463	$395	$374	17.2%	5.7%
Cash Equity Trading	515	430	397	19.9%	8.3%
U.S. Tape plans	139	125	141	11.1%	(11.5)%
Other	84	70	75	18.9%	(6.2)%
Total Market Services, net	$1,201	$1,020	$987	17.7%	3.4%
In the preceding tables, Other includes Nordic fixed income
trading & clearing, Nordic derivatives and Canadian cash
equities trading.

U.S. Equity Derivative Trading
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative
Trading business:

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
U.S. Equity Derivative Trading Revenues	$1,702	$1,428	$1,257	19.2%	13.6%
Section 31 fees	47	87	55	(46.1)%	56.9%
Transaction-based expenses:
Transaction rebates	(1,236)	(1,030)	(879)	20.0%	17.1%
Section 31 fees	(47)	(87)	(55)	(46.1)%	56.9%
Brokerage and clearance fees	(3)	(3)	(4)	(8.6)%	(16.5)%
U.S. Equity Derivative Trading Revenues, net	$463	$395	$374	17.2%	5.7%
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
Section 31 fees decreased in 2025 compared with the same
period in 2024 primarily due to a decrease in the rate to zero in the second quarter of 2025. Since the amount recorded in
revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net revenues.

	Year Ended December 31,
U.S. equity options	2025	2024	2023
Total industry average daily volume (in millions)	55.8	44.4	40.4
Nasdaq PHLX matched market share	10.3%	10.0%	11.3%
The Nasdaq Options Market matched market share	3.5%	5.5%	6.1%
Nasdaq BX Options matched market share	1.6%	2.1%	3.3%
Nasdaq ISE Options matched market share	6.7%	6.9%	5.9%
Nasdaq GEMX Options matched market share	3.6%	2.6%	2.4%
Nasdaq MRX Options matched market share	3.4%	2.7%	2.0%
Total matched market share executed on Nasdaq’s exchanges	29.1%	29.8%	31.0%
U.S. equity derivative trading revenues and U.S. equity
derivative trading revenues, net increased for the year ended
December 31, 2025 compared with the same period in 2024
primarily due to higher industry trading volumes, partially
offset by lower capture and lower overall U.S. matched
market share executed on Nasdaq’s exchanges.
Transaction rebates, in which we credit a portion of the
execution charge to the market participant, increased for the year ended December 31, 2025 compared with the same
period in 2024 primarily due to higher industry trading
volumes, partially offset by lower rebate capture rate and
lower overall U.S. matched market share executed on
Nasdaq’s exchanges.
Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity
Trading business:

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Cash Equity Trading Revenues	$1,847	$1,428	$1,355	29.4%	5.4%
Section 31 fees	366	611	253	(40.0%)	141.7%
Transaction-based expenses:
Transaction rebates	(1,307)	(974)	(939)	34.1%	3.8%
Section 31 fees	(366)	(611)	(253)	(40.0%)	141.7%
Brokerage and clearance fees	(25)	(24)	(19)	2.8%	29.5%
Cash equity trading revenues, net	$515	$430	$397	19.9%	8.3%
See the discussion above for an explanation of Section 31
fees for the year ended December 31, 2025 as compared with
the same period in 2024.

	Year Ended December 31,
Total U.S.-listed securities	2025	2024	2023
Total industry average daily share volume (in billions)	17.6	12.2	11.0
Matched share volume (in billions)	625.7	479.4	455.6
The Nasdaq Stock Market matched market share	13.9%	15.1%	15.8%
Nasdaq BX matched market share	0.2%	0.3%	0.4%
Nasdaq PSX matched market share	0.1%	0.2%	0.3%
Total matched market share executed on Nasdaq’s exchanges	14.2%	15.6%	16.5%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	47.8%	44.3%	36.7%
Total market share	62.0%	59.9%	53.2%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	710,314	651,455	666,411
Total average daily value of shares traded (in billions)	$5.1	$4.5	$4.5
Total market share executed on Nasdaq’s exchanges	72.2%	72.6%	71.0%
Cash equity trading revenues and cash equity trading
revenues, net increased for the year ended December 31,
2025 compared with the same period in 2024 primarily due
to higher U.S. and European industry trading volumes,
partially offset by lower overall U.S. matched market share
executed on Nasdaq's exchanges. Cash equity trading
revenues, net was also partially offset by lower capture.
Transaction rebates increased for the year ended December
31, 2025 compared with the same period in 2024 primarily
due to higher U.S. industry volumes and higher capture,
partially offset by lower overall U.S. matched market share
executed on Nasdaq’s exchanges. For The Nasdaq Stock
Market and Nasdaq PSX, we credit a portion of the per share
execution charge to the market participant that provides the liquidity, and for Nasdaq BX, we credit a portion of the per share execution charge to the market participant that takes the liquidity.
U.S. Tape Plans
The following table presents revenues from our U.S. Tape
plans business:

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
U.S. Tape plans	$139	$125	$141	11.1%	(11.5)%
U.S. Tape plans revenues increased for the year ended
December 31, 2025 compared with the same period in 2024
primarily due to higher market share, higher usage volume
and higher one-time industry-wide adjustments.
Other
Other includes Nordic fixed income trading and clearing,
Nordic derivatives and Canadian cash equities trading. The
following table presents revenues from our Other business:

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Other	$84	$70	$75	18.9%	(6.2)%
In the preceding tables, Other is presented net of Canadian
cash equity transaction rebates of $29 million, $22 million
and $20 million for the years ended December 31, 2025,
2024 and 2023, respectively.
Other revenues increased for the year ended December 31,
2025 compared with the same period in 2024 due to an
increase in Nordic equity derivatives revenues and Canadian
cash equity revenues.
Other Revenues
For the years ended December 31, 2025 and 2024, Other
revenues include revenues related to our Nordic power
futures business and our Solovis business. See Note 4,
“Acquisition and Divestitures,” to the consolidated financial statements for further discussion.
EXPENSES
Operating Expenses
The following table presents our operating expenses:

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Compensation and benefits	$1,392	$1,324	$1,082	5.1%	22.4%
Professional and contract services	160	152	128	5.2%	18.4%
Technology and communication infrastructure	316	281	233	12.3%	20.9%
Occupancy	124	112	129	9.6%	(12.9)%
General, administrative and other	75	109	113	(29.8)%	(3.6)%
Marketing and advertising	65	54	47	20.2%	16.4%
Depreciation and amortization	632	613	323	3.1%	89.3%
Regulatory	52	55	34	(6.2)%	60.8%
Merger and strategic initiatives	60	35	148	72.8%	(76.5)%
Restructuring charges	42	116	80	(63.5)%	44.3%
Total operating expenses	$2,918	$2,851	$2,317	2.3%	23.0%

The increase in compensation and benefits expense for the
year ended December 31, 2025 compared with the same
period in 2024 was primarily driven by increased headcount
and higher incentive compensation and the unfavorable
impact from changes in foreign currency rates. The increase
in 2025 compared with the same period in 2024 was partially
offset by a pre-tax charge of $23 million in the first quarter of
2024 resulting from the finalization of the termination of our pension plan.
Headcount, including employees of non-wholly owned
consolidated subsidiaries, increased to 9,525 employees as of
December 31, 2025 from 9,162 employees as of December
31, 2024, as we support revenue growth and innovation.
Professional and contract services expense increased for the year ended December 31, 2025 compared with the same
period in 2024 primarily due to higher consulting fees,
partially offset by lower legal fee accruals.
Technology and communication infrastructure expense
increased for the year ended December 31, 2025 compared
with the same period in 2024 primarily due to increased
investment in technology, particularly our cloud initiatives and software licensing.
Occupancy expense increased for the year ended December
31, 2025 compared with the same period in 2024 primarily
due to colocation data center growth.
General, administrative and other expense decreased for the
year ended December 31, 2025 compared with the same
period in 2024 primarily due to a gain on extinguishment of
debt recorded for the year ended December 31, 2025 as well
as the change in classification of costs related to the CAT
from general, administrative and other expense to regulatory expense, beginning in the fourth quarter of 2024. See Note 9,
“Debt Obligations,” to the consolidated financial statements for further discussion of the gain on extinguishment of debt.
Marketing and advertising expense increased for the year
ended December 31, 2025 compared with the same period in
2024 primarily due to higher marketing expense resulting
from higher IPO activity.
Depreciation and amortization expense increased for the year ended December 31, 2025 compared with the same period in
2024 due to increased depreciation of capitalized software
projects.
Regulatory expense decreased for the year ended December
31, 2025 compared with the same period in 2024 primarily
due to the settlement of an SFSA fine in 2024, partially offset by an increase relating to a change in classification of costs related to the CAT described above.
We have pursued various strategic initiatives and completed
acquisitions and divestitures in recent years, which have
resulted in expenses which would not have otherwise been
incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party
transaction costs and vary based on the size and frequency of the activities described above. For the years ended December
31, 2025, and 2024, these costs included Adenza integration
costs and other strategic initiative costs. For the year ended
December 31, 2024, these costs were partially offset by
recognition of a termination fee due to Nasdaq in the second quarter of 2024 related to the termination of the then
proposed divestiture of our Nordic power futures business.
For the year ended December 31, 2025, these costs included
a repayment of this fee due to the sale of the Nordic power
futures business to another buyer, as designated in the
settlement agreement.
Restructuring charges decreased for the year ended
December 31, 2025 compared with the same period in 2024
primarily due to the completion of our divisional realignment program in September 2024.
We further expanded our Adenza restructuring program in
the fourth quarter of 2024 following the achievement of our
initial targets. In connection with this program, we expect to incur approximately $140 million in pre-tax charges. We
have incurred costs principally related to employee-related
costs, contract terminations, asset impairments and other
related costs and expect to incur additional costs in these
areas in an effort to accelerate efficiencies through location strategy and enhanced AI capabilities. Actions taken as part of this program were completed as of December 31, 2025,
while certain costs may be recognized in the first half of
2026. We have achieved benefits primarily in the form of
expense synergies with over $160 million net expense
synergies actioned through December 31, 2025.
For further discussion related to both programs described
above, see Note 20, “Restructuring Charges,” to the
consolidated financial statements.

Non-Operating Income and Expenses
The following table presents our non-operating income and
expenses:

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Interest income	$39	$28	$115	37.5%	(75.5)%
Interest expense	(367)	(414)	(284)	(11.4)%	45.6%
Net interest expense	(328)	(386)	(169)	(15.0)%	128.3%
Net gain on divestitures	86	—	—	100.0%	—%
Other income (loss)	(27)	21	(1)	(224.3)%	(5,232.5)%
Net income (loss) from unconsolidated investees	83	16	(7)	414.8%	(328.7)%
Total non- operating expense	$(186)	$(349)	$(177)	(46.5)%	97.4%
The following table presents our interest expense:

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Interest expense on debt	$354	$398	$272	(11.2)%	46.3%
Accretion of debt issuance costs and debt discount	10	13	9	(17.9)%	33.9%
Other fees	3	3	3	(16.1)%	18.7%
Interest expense	$367	$414	$284	(11.4)%	45.6%
Interest income increased for the year ended December 31,
2025 compared with the same period in 2024 primarily due
to a higher average cash balance.
Interest expense decreased for the year ended December 31,
2025 compared with the same period in 2024 primarily due
to lower outstanding debt following the repayment of our
2025 Notes and the partial repurchases of several series of
outstanding senior unsecured notes. See Note 9, “Debt
Obligations,” to the consolidated financial statements for
further discussion.
Net gains on divestitures for the year ended December 31,
2025 relates to the divestitures of our Solovis business, our
Nordic power futures business and our Nasdaq Risk
Modelling for Catastrophes business. See Note 4,
“Acquisition and Divestitures,” to the consolidated financial statements for further discussion of these transactions.
Other income (loss) primarily represents realized and
unrealized gains and losses from strategic investments related to our corporate venture program. See “Equity Securities,” of
Note 6, “Investments,” to the consolidated financial
statements for further discussion of these transactions.
Net income (loss) from unconsolidated investees increased
for the year ended December 31, 2025 compared with the
same period in 2024 due to higher income recognized from
our equity method investment in OCC driven by higher
industry volumes. See “Equity Method Investments,” of Note
6, “Investments,” to the consolidated financial statements for further discussion.
Tax Matters
The following table presents our income tax provision and
effective tax rate:

	Year Ended December 31,			Percentage Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in millions)
Income tax provision	$358	$334	$344	7.0%	(2.8)%
Effective tax rate	16.7%	23.1%	24.6%
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

We understand that analysts and investors regularly rely on
non-GAAP financial measures, such as non-GAAP net
income attributable to Nasdaq and non-GAAP diluted
earnings per share, to assess operating performance. We use
non-GAAP net income attributable to Nasdaq and non-
GAAP diluted earnings per share because they highlight
trends more clearly in our business that may not otherwise be apparent when relying solely on U.S. GAAP financial
measures, since these measures eliminate from our results
specific financial items that have less bearing on our ongoing operating performance.
The following table presents reconciliations between U.S.
GAAP net income attributable to Nasdaq and diluted
earnings per share and non-GAAP net income attributable to
Nasdaq and diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$1,788	$1,117	$1,059
Non-GAAP adjustments:
Adenza purchase accounting adjustment	—	34	—
Amortization expense of acquired intangible assets	487	488	206
Merger and strategic initiatives expense	60	35	148
Restructuring charges	42	116	80
Lease asset impairments	—	—	25
(Gain) loss on extinguishment of debt	(18)	4	—
Net gain on divestitures	(86)	—	—
Net (income) loss from unconsolidated investees	(83)	(16)	7
Legal and regulatory matters	6	20	12
Pension settlement charge	—	23	9
Other (gain) loss	40	(15)	21
Total non-GAAP adjustments	$448	$689	$508
Total non-GAAP tax adjustments	(113)	(168)	(134)
Other tax adjustments	(109)	(7)	—
Total non-GAAP adjustments, net of tax	$226	$514	$374
Non-GAAP net income attributable to Nasdaq	$2,014	$1,631	$1,433

U.S. GAAP effective tax rate	16.7%	23.1%	24.6%
Total adjustments from non- GAAP tax rate	5.7%	0.7%	0.4%
Non-GAAP effective tax rate	22.4%	23.8%	25.0%

Weighted-average common shares outstanding for diluted earnings per share	578.6	579.2	508.4

U.S. GAAP diluted earnings per share	$3.09	$1.93	$2.08
Total adjustments from non- GAAP net income	0.39	0.89	0.74
Non-GAAP diluted earnings per share	$3.48	$2.82	$2.82
We believe that excluding the above items, described further below, from the non-GAAP net income attributable to
Nasdaq provides a more meaningful analysis of Nasdaq’s
ongoing operating performance and comparisons in Nasdaq’s
performance between periods:
•Adenza purchase accounting adjustment: As discussed in
Note 3, “Revenue from Contracts with Customers,” to the
consolidated financial statements, during the third quarter
of 2024, as part of finalizing the purchase accounting of the
Adenza acquisition, a one-time net revenue reduction of
$32 million was recorded in our Financial Technology
segment, reflecting the net impact of the accounting change
on AxiomSL subscription revenue from the date of the
Adenza acquisition. For purposes of evaluating the
performance of our segments, we have excluded the
reduction of $34 million as this relates to the prior year
impact of this change. We have not excluded the offsetting
$2 million 2024 impact of this change.
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
•Merger and strategic initiatives expense: We have pursued
various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses
which would not have otherwise been incurred. The
frequency and the amount of such expenses vary
significantly based on the size, timing and complexity of
the transactions. These expenses primarily include
integration costs, as well as legal, due diligence and other third-party transaction costs.
◦For the years ended December 31, 2025, and December
31, 2024, these costs included Adenza integration costs
and other strategic initiative costs. For the year ended
December 31, 2024, these costs were partially offset by
the recognition of a termination fee received by Nasdaq
in 2024, related to the termination of the proposed
divestiture of our Nordic power futures business. For the
year ended December 31, 2025, these costs included a
repayment of this fee due to the sale of the Nordic power
futures business to another buyer, as designated in the
settlement agreement.
•Restructuring charges: In the fourth quarter of 2023,
following the closing of the Adenza acquisition, our
management approved, committed to and initiated a
restructuring program, to optimize our efficiencies as a
combined organization. We further expanded this program
in the fourth quarter of 2024 following the achievement of
our initial targets. Actions taken as part of this program
were completed as of December 31, 2025, while certain

costs may be recognized in the first half of 2026. In
addition, we completed our divisional realignment program
in September 2024. See Note 20, “Restructuring Charges,”
to the consolidated financial statements for further
discussion of these programs.
•Lease asset impairments: For the year ended December 31,
2023, this included impairment charges related to our
operating lease assets and leasehold improvements
associated with vacating certain leased office space, which
are recorded in occupancy and depreciation and
amortization expense in the Consolidated Statements of
Income.
•Gain/loss on extinguishment of debt: For the year ended
December 31, 2025 we recorded a gain on early
extinguishment of debt and for the year ended December
31, 2024 we recorded a loss on early extinguishment of
debt. These gains and losses were recorded under general,
administrative and other expense in the Consolidated
Statements of Income. See Note 9, “Debt Obligations,” to
the consolidated financial statements for further discussion.
•Net gain on divestitures: For the year ended December 31,
2025, this includes net gains on divestitures of our Solovis business, Nordic power futures business and our Nasdaq
Risk Modelling for Catastrophes business. These gains are
net of costs to sell. See Note 4, “Acquisition and
Divestitures,” to the consolidated financial statements for
further discussion of these transactions.
•Net (income) loss from unconsolidated investees: We
exclude our share of the earnings and losses of our equity
method investments. This provides a more meaningful
analysis of Nasdaq’s ongoing operating performance or
comparisons in Nasdaq’s performance between periods.
See “Equity Method Investments,” of Note 6,
“Investments,” to the consolidated financial statements for
further discussion.
•Legal and regulatory matters: For the year ended
December 31, 2025, this includes accruals relating to
certain legal matters, which are recorded in professional
and contract services in the Consolidated Statements of
Income. For the year ended December 31, 2024, this
primarily related to the settlement of an SFSA fine, and
accruals related to certain legal matters, which are recorded in regulatory expense and professional and contract
services in the Consolidated Statements of Income.
•Pension settlement charge: For the years ended December
31, 2024 and 2023, we recorded a pre-tax charge as a result
of settling our U.S. pension plan. The plan was terminated
and partially settled in 2023, with final settlement
occurring during the first quarter of 2024. The pre-tax
charge is recorded in compensation and benefits expense in
the Consolidated Statements of Income.
•Other (gain) loss: For the years ended December 31, 2025
and 2024, other items primarily include net gains and
losses from strategic investments entered into through our
corporate venture program, which are included in other
income (loss) in our Consolidated Statements of Income.
•Total non-GAAP tax adjustments: The non-GAAP
adjustment to the income tax provision for all periods
primarily includes the tax impact of each non-GAAP
adjustment.
•Other tax adjustments: For the years ended December 31,
2025 and 2024, other tax adjustments reflect a tax benefit
related to payments made to certain former Adenza
employees. For the year ended December 31, 2025, this
also reflects tax benefits from the revaluation of deferred
tax liabilities to a lower blended state and local tax rate, revised state positions related to prior years, the release of a prior year reserve following a favorable audit settlement
and a divestiture in 2025. For the year ended December 31,
2024, other tax adjustments reflect a one-time net tax
expense of $33 million related to the completion of an
intra-group transfer of certain IP assets to our U.S.
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
•changes in regulatory and working capital requirements;
and
•an increase in our expenses.
Principal factors that could affect our ability to obtain cash from external sources include:
•operating covenants contained in our credit facilities that limit our total borrowing capacity;

•credit rating downgrades, which could limit our access to
additional debt;
•a significant decrease in the market price of our common
stock; and
•volatility or disruption in the public debt and equity
markets.
The following table summarizes selected measures of our
liquidity and capital resources:

	December 31, 2025	December 31, 2024
	(in millions)
Working capital	$42	$(116)
Cash and cash equivalents	604	592
Financial investments	28	184
Working Capital
The increase in working capital from December 31, 2024 to
December 31, 2025, excluding default funds and margin
deposits, which are both equal and offsetting, is primarily due to a decrease in current liabilities and an increase in current assets.
Decreased current liabilities were primarily due to:
•a decrease in Section 31 fees payable due to a decrease in
the fee rate, partially offset by
•higher deferred revenue due to higher average billings,
•an increase in other current liabilities,
•an increase in accrued personnel costs, and
•an increase in short-term debt due to the reclassification of
2026 Notes, partially offset by the repayment of the 2025
Notes.
Increased current assets were primarily due to:
•higher restricted cash primarily due to the movement of
regulatory capital to shorter term investments qualifying as cash equivalents,
•an increase in other current assets, and
•an increase in cash and cash equivalents; partially offset by
•lower financial investments at fair value offset in restricted cash above, and
•decreased receivables, net due to timing of billings.
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance
retained in cash and cash equivalents is a function of
anticipated or possible short-term cash needs, prevailing
interest rates, our investment policy, and alternative
investment choices. As of December 31, 2025, our cash and
cash equivalents of $604 million were primarily invested in
money market funds, European government debt securities,
bank deposits and state-owned enterprises notes.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in
various foreign subsidiaries totaled $280 million as of
December 31, 2025 and $181 million as of December 31,
2024. The remaining balance held in the U.S. totaled $324
million as of December 31, 2025 and $411 million as of
December 31, 2024.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents, which was $210 million as of December 31, 2025 and $31 million as of December 31,
2024, is restricted from withdrawal due to a contractual or
regulatory requirement or not available for general use and as such is classified as restricted in the Consolidated Balance
Sheets. The increase in this balance as of December 31, 2025 is primarily due to more regulatory capital being invested in shorter term investments, which are classified as cash
equivalents, and are included in restricted cash and cash
equivalents in the Consolidated Balance Sheets as of
December 31, 2025. As of December 31, 2024, we had more
regulatory capital being invested in longer term investments, which were classified as financial investments in the
Consolidated Balance Sheets.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Year Ended December 31,
	2025	2024
Net cash provided by (used in):	(in millions)
Operating activities	$2,255	$1,939
Investing activities	(1,100)	(953)
Financing activities	(2,953)	(2,561)
Net Cash Provided by Operating Activities
Net cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including, but not limited to, depreciation and amortization expense,
expense associated with share-based compensation, net
income from unconsolidated investees, net gain on
divestitures and the effects of changes in working capital.
Refer to the above discussion regarding changes in working
capital.
Net cash provided by operating activities increased $316
million for the year ended December 31, 2025 compared with
the same period in 2024. The increase was primarily driven
by an increase in net income, partially offset by changes in working capital, as discussed above, and a decrease in
adjustments to net income primarily driven by higher net
income from unconsolidated investees and net gain on
divestitures, partially offset by an increase in deferred income tax expense.
Net Cash Used in Investing Activities
Net cash used in investing activities increased for the year ended December 31, 2025 as compared to 2024 primarily
driven by increases in net purchases of investments related to default funds and margin deposits of $373 million, purchases of property and equipment of $59 million and other investing activities of $46 million primarily related to our corporate venture program, partially offset by proceeds from sales and redemption of securities, net of $191 million, primarily due to more regulatory capital being invested in shorter term
investments, which are classified as cash equivalents, and
proceeds from divestitures of $140 million. The movement in
our default funds and margin deposits has no impact on
Nasdaq's cash, cash equivalents, restricted cash or restricted cash equivalents as it is held on behalf of our customers.
Net Cash Used in Financing Activities
Net cash used in financing activities increased for the year ended December 31, 2025 as compared to 2024 primarily
driven by increases in repurchases of common stock of $471
million, an increase in dividends paid of $60 million and an increase in the repayment of debt of $14 million, resulting
from our continued commitment toward deleveraging. These
increases were partially offset by a decrease in default funds and margin deposits of $146 million which does not impact
Nasdaq's cash, cash equivalents, restricted cash or restricted cash equivalents as it relates to customer funds.
See “Default Fund Contributions and Margin Deposits” of
Note 15, “Clearing Operations,” for further discussion of
these balances.
See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.
See “Share Repurchase Program,” and “Cash Dividends on
Common Stock,” of Note 12, “Nasdaq Stockholders’
Equity,” to the consolidated financial statements for further discussion of our share repurchase program and cash
dividends declared and paid on our common stock.
Financial Investments
Our financial investments totaled $28 million as of December
31, 2025 and $184 million as of December 31, 2024. Of these
securities, $18 million as of December 31, 2025 and $171
million as of December 31, 2024 are assets primarily utilized to meet regulatory capital requirements, mainly for our
clearing operations at Nasdaq Clearing. See Restricted Cash
and Cash Equivalents above and Note 6, “Investments,” to
the consolidated financial statements for further discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory
capital for the clearing operations of Nasdaq Clearing. The
level of regulatory capital required to be maintained is
dependent upon many factors, including market conditions
and creditworthiness of the counterparty. As of December 31,
2025, our required regulatory capital of $158 million was
primarily comprised of cash and cash equivalents that are
included in restricted cash and cash equivalents in the
Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services,
NFSTX, LLC, and Nasdaq Capital Markets Advisory, are
subject to regulatory requirements intended to ensure their
general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net
capital requirements. As of December 31, 2025, the
combined required minimum net capital totaled $1 million
and the combined excess capital totaled $25 million,
substantially all of which is held in cash and cash equivalents in the Consolidated Balance Sheets. The required minimum
net capital is included in restricted cash and cash equivalents in the Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital
Requirements
The entities that operate trading venues in the Nordic and
Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure
their general financial soundness and liquidity. As of
December 31, 2025, our required regulatory capital of $47
million was primarily invested in cash and cash equivalents, which is included in restricted cash and cash equivalents in the Consolidated Balance Sheets and European government
debt securities that are included in financial investments in the Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to
local regulation and are required to maintain certain levels of regulatory capital. As of December 31, 2025, other required
regulatory capital of $13 million, primarily related to Nasdaq
Central Securities Depository, was primarily invested in
European government debt securities that are included in
financial investments in the Consolidated Balance Sheets and cash and cash equivalents, which is included in restricted
cash and cash equivalents in the Consolidated Balance
Sheets.
Equity and dividends
Share Repurchase Program
See “Share Repurchase Program,” of Note 12, “Nasdaq
Stockholders’ Equity,” to the consolidated financial
statements for further discussion of our share repurchase
program, including our ASR agreements.
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends
paid per common share on our outstanding common stock:

	2025	2024
First quarter	$0.24	$0.22
Second quarter	0.27	0.24
Third quarter	0.27	0.24
Fourth quarter	0.27	0.24
Total	$1.05	$0.94
See “Cash Dividends on Common Stock,” of Note 12,
“Nasdaq Stockholders’ Equity,” to the consolidated financial statements for further discussion of the dividends.

Debt Obligations
Our outstanding debt obligations, by contractual maturity, at December 31, 2025 are as follows (in U.S. Dollar millions):
■ U.S. Notes  ■ Euro Notes

$1,200
$800
$400
$—
'26
/
'28
'29
'30
'31
'32
'33
'34
/
'40
/
'50
/
'52
'53
/
'63

During 2025, we paid $426 million, excluding accrued
interest, to repurchase an aggregate book value of $444
million of our 2026 Notes, 2028 Notes, 2034 Notes and 2052
Notes. We also repaid in full, at maturity, the 2025 Notes for an aggregate of $400 million.
As of December 31, 2025, the weighted average interest rate
on our debt obligations was approximately 3.7%, and for the
year ended December 31, 2025, the weighted average interest
rate on our debt obligations was approximately 3.81%. This
rate can fluctuate based on changes in foreign currency
exchange rates and changes in the amount and duration of
outstanding debt. See “foreign currency exchange rate risk”
below for further discussion on hedging associated with our
Euro Notes. In addition to the 2022 Revolving Credit
Facility, we also have other credit facilities primarily to
support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line. These European credit
facilities, which are available in multiple currencies, totaled
$208 million as of December 31, 2025 and $174 million as of
December 31, 2024 in available liquidity, none of which was
utilized.
As of December 31, 2025, we were in compliance with the
covenants of all of our debt obligations.
See Note 9, “Debt Obligations,” to the consolidated financial statements for further discussion of our debt obligations.
CONTRACTUAL OBLIGATIONS AND CONTINGENT
COMMITMENTS
Nasdaq has contractual obligations to make future payments
under debt obligations by contract maturity, operating lease payments, and other obligations. The following table
summarizes material cash requirements for known
contractual and other obligations as of December 31, 2025,
and the estimated timing thereof.

	Payments Due by Period
(in millions)	Total	<1 year	1-3 years	3-5 years	5+ years
Debt obligation by contractual maturity	$14,240	$760	$1,415	$1,952	$10,113
Operating lease obligations	638	84	165	146	243
Purchase obligations	1,506	150	260	280	816
Total	$16,384	$994	$1,840	$2,378	$11,172
In the table above:
•Debt obligations by contractual maturity include both
principal and interest obligations. For our Euro Notes,
interest is calculated on an actual basis while all other debt obligations were primarily calculated on a 365-day basis at
the contractual fixed rate multiplied by the aggregate
principal amount as of December 31, 2025. See Note 9,
“Debt Obligations,” to the consolidated financial
statements for further discussion.

•Operating lease obligations represent our undiscounted
operating lease liabilities as of December 31, 2025, as well as legally binding minimum lease payments for leases
signed but not yet commenced. See Note 16, “Leases,” to
the consolidated financial statements for further discussion of our leases.
•Purchase obligations primarily represent minimum
outstanding obligations due under software license
agreements. The balance as of December 31, 2025 is
primarily comprised of our multi-year Amazon Web
Services partnership contract, which we expanded and
extended in the first quarter of 2025. This contract will
benefit both our Financial Technology and Market Services
segments, including their modernization. The expansion of
this contract is not expected to increase our cloud expense
compared to our expectation over the short term or the life
of the contract, and preserves flexibility beyond our
forecast.
OFF-BALANCE SHEET ARRANGEMENTS
For discussion of off-balance sheet arrangements see:
•Note 15, “Clearing Operations,” to the consolidated
financial statements for further discussion of our non-cash
default fund contributions and margin deposits received for
clearing operations; and
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
Financial Investments
As of December 31, 2025, our investment portfolio was
primarily comprised of highly rated European government
debt securities, which pay a fixed rate of interest. These
securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase.
The impact of an immediate increase to market interest rates, uniformly, by a hypothetical 100 basis points from levels as of December 31, 2025, would not have a material impact on
our financial statements.
Debt Obligations
As of December 31, 2025, all of our outstanding debt
obligations are fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 9, “Debt Obligations,” to the consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the
borrowings under our 2022 Revolving Credit Facility, as this facility has a variable interest rate. We may also be exposed to changes in interest rates if there are amounts outstanding from the sale of commercial paper under our commercial
paper program, which have variable interest rates. As of
December 31, 2025, there were no outstanding borrowings
under our 2022 Revolving Credit Facility or commercial
paper program.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our
primary transactional exposure to foreign currency
denominated revenues less transaction-based expenses and
operating income for the years ended December 31, 2025 and
2024 is presented in the following tables. The tables below
do not include the offsetting impact of our hedging programs.

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar
	(in millions, except currency rate)
Year Ended December 31, 2025
Average FX rate to the U.S. dollar	1.128	0.102	0.716	#	N/A
Percentage of revenues less transaction- based expenses	7.7%	3.3%	0.6%	3.5%	84.9%
Percentage of operating income	8.6%	(2.8)%	(6.4)%	(9.8)%	110.4%
Impact of a 10% adverse currency fluctuation on revenues less transaction- based expenses	$(40)	$(17)	$(3)	$(18)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(20)	$(7)	$(15)	$(23)	$—

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar
	(in millions, except currency rate)
Year Ended December 31, 2024
Average FX rate to the U.S. dollar	1.082	0.095	0.730	#	N/A
Percentage of revenues less transaction- based expenses	7.9%	3.4%	0.7%	3.7%	84.3%
Percentage of operating income	11.8%	(5.9)%	(7.8)%	(10.5)%	112.4%
Impact of a 10% adverse currency fluctuation on revenues less transaction- based expenses	$(37)	$(16)	$(3)	$(17)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(21)	$(11)	$(14)	$(19)	$—
__________
#Represents multiple foreign currency rates.
N/ANot applicable.
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
Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, or in the event the underlying forecasted transaction does not occur, or it
becomes probable that it will not occur, we reclassify the
related gain or loss on the cash flow hedge to revenue or
operating expenses, as applicable. As of December 31, 2025,
the fair value of our derivatives designated as cash flow
hedging instruments are not material.
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
other comprehensive loss in the Consolidated Balance Sheets.
Our primary exposure to net assets in foreign currencies as of
December 31, 2025 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$3,340	$(334)
Norwegian Krone	141	(14)
Canadian Dollar	137	(14)
Australian Dollar	84	(8)
British Pound	78	(8)
In the table above, Swedish Krona includes goodwill of
$2,488 million and intangible assets, net of $511 million.

Our Euro Notes have been designated as a hedge of our net
investment in certain foreign subsidiaries to mitigate the
foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these
notes is recorded in accumulated other comprehensive loss in the Consolidated Balance Sheets. See Note 9, “Debt
Obligations,” to the consolidated financial statements. We
enter into foreign exchange contracts to hedge a portion of
our net investment in certain foreign subsidiaries. These
foreign exchange contracts are carried at fair value, with
maturities ranging up to eight years, and reported as either an asset or liability depending on their position as of the balance sheet date, and accumulated other comprehensive loss in the
Consolidated Balance Sheets. The accumulated gains and
losses associated with these instruments will remain in
accumulated other comprehensive loss until the foreign
subsidiaries are sold or substantially liquidated, at which
point they will be reclassified into earnings.
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
We have credit risk related to transaction and subscription-
based revenues that are billed to customers on a monthly or
quarterly basis, in arrears. Our potential exposure to credit losses on these transactions is represented by the receivable balances in the Consolidated Balance Sheets. We review and
evaluate changes in the status of our counterparties’
creditworthiness. Credit losses such as those described above could adversely affect our consolidated financial position and results of operations.
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
Revenue Recognition
As part of our on-premises offerings for our AxiomSL,
market technology, and Calypso solutions within our
Financial Technology segment, we enter into long-term
contracts with our customers that contain multiple
performance obligations. These contracts often include
combinations of software licenses, professional services,
PCS, and other services. We allocate the total contract value to each performance obligation based on relative standalone
selling prices, or SSP. When observable prices are not
available such as, when a product or service is not sold
separately, we estimate SSP using an expected cost-plus-
margin approach. In certain cases, we apply a residual
approach, allocating the remaining transaction price to
undetermined obligations after assigning amounts to those
with observable SSPs.
For AxiomSL on-premises contracts, we account for the
software license and PCS as a single performance obligation.
This is due to the frequent and mandatory regulatory updates that are integral to the utility of the software. As such,
revenue is recognized ratably over the contract term,
reflecting the continuous transfer of value to the customer.
As part of our on-premises market technology offering, the
performance obligations within our contracts to develop
customized technology solutions generally consist of a
software license and installation service (professional
services), which together form a single distinct performance obligation, as well as PCS. We have determined that the
software license and installation service are not distinct as the license and the customized installation service are inputs to produce the combined output, a functional and integrated
software system. Revenue for this combined performance
obligation is generally recognized over time using costs
incurred to date relative to total estimated costs at completion to measure progress toward satisfying our performance
obligation. We recognize revenue over time as our customer
controls the asset for which we are creating, our performance does not create an asset with alternative use, and we have a right to payment for performance completed to date. We must
estimate total contract costs, which are influenced by factors such as technical complexity, delivery schedules, and
productivity. These estimates are reviewed and updated at
least quarterly. Any changes in assumptions or estimates are recognized in the period in which they occur and may
materially impact the timing and amount of revenue and
profit recognized. PCS revenue is recognized ratably over the support period, reflecting the continuous transfer of services.
Our Calypso on-premises offering typically includes two
distinct performance obligations: a software license and PCS.
License revenue is recognized upfront at the point in time
when the software is made available to the customer as this is when the customer obtains control and can derive
substantially all benefits from the license. PCS revenue is
recognized over time on a ratable basis over the contract
period beginning on the date that our service is made
available to the customer since the customer receives and
consumes the benefit as Nasdaq provides the service.
Accounting for these contracts requires significant judgment across several areas. This includes identifying distinct
performance obligations within complex, multi-element
arrangements and determining the SSP for each obligation,
especially when observable pricing is not available. We also exercise judgment in allocating the transaction price to each performance obligation based on relative SSP, and in

selecting the appropriate method to measure progress toward
satisfaction of those obligations, such as the input method for long-term implementation services. If estimated total contract costs exceed total revenues, we record a provision for the full expected loss in the period the loss is identified.
Due to the significance of judgment in the estimation process, as discussed above, changes in assumptions and estimates
may adversely or positively affect financial performance in
future periods.
For further discussion related to recognition of these
revenues, see “Revenue From Contracts with Customers -
Revenue Recognition,” of Note 2, “Summary of Significant
Accounting Policies,” to the consolidated financial
statements.
Goodwill, Indefinite-Lived Intangible Assets and Related
Impairment Testing
Assets acquired and liabilities assumed in connection with
our acquisitions are recorded at their estimated fair values.
Goodwill represents the excess of purchase price over the
estimated fair value assigned to the net assets, including
identifiable intangible assets, of a business acquired.
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
Capital Access Platforms, Financial Technology and Market
Services segments.
When testing goodwill and indefinite-lived intangible assets for impairment, we have the option of first performing a
qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit or indefinite-
lived intangible asset is less than their respective carrying amounts as the basis to determine if it is necessary to perform a quantitative impairment test. If we choose not to complete a qualitative assessment, or if the initial assessment indicates that it is more likely than not that the carrying amount of a reporting unit or the carrying amount of an indefinite-lived intangible asset exceeds their respective estimated fair values, a quantitative test is required. Our decision to perform a
qualitative impairment assessment in a given year is
influenced by a number of factors, including but not limited to, the size of the reporting unit’s goodwill, the significance of the excess of the reporting unit’s estimated fair value or the indefinite-lived intangible asset’s fair value over their respective carrying amounts at the last quantitative
assessment date, and the amount of time in between
quantitative fair value assessments.
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
The following table presents the carrying value of goodwill
for our reportable segments at the time of our 2025 annual
impairment test:

October 1, 2025
(in millions)
Capital Access Platforms	$4,282
Financial Technology	7,947
Market Services	2,107
$14,336
In 2025, we performed a qualitative impairment test for
goodwill on all reporting units and indefinite-lived intangible assets, as the excesses of their fair values over their
respective carrying amounts, at the time of the last
quantitative test in 2023, were significant. In conducting the qualitative assessment, we evaluated the performance of each of these reporting units and indefinite-lived intangible assets since the last quantitative test, as well as future financial projections to determine if there were any changes in the key inputs used to determine their respective fair values. We also considered the qualitative factors in FASB ASC Topic 350,
“Intangibles–Goodwill and Other,” as well as other relevant
events and circumstances. Based on the results of the
qualitative assessment for each reporting unit and indefinite-
lived intangible asset, and the predominance of positive
indicators and the weight of such indicators, we concluded
that the fair values of our reporting units and indefinite-lived intangible assets are more likely than not greater than their respective carrying amounts and as a result, quantitative
analyses were not needed. No impairment of goodwill or
indefinite-lived intangible assets was recorded in 2025, 2024 and 2023.

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
Other Long-Lived Assets and Related Impairment
We review our other long-lived assets, such as finite-lived
intangible assets, property and equipment, and operating
lease assets for potential impairment when there is evidence that events or changes in circumstances indicate that the
carrying amount of an asset may not be recoverable. The
carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result
from the use and eventual disposition of the asset. If the
carrying amount of the long-lived asset is not recoverable, we would measure the impairment loss as the amount by which
the carrying amount of the asset exceeds its fair value and is recorded as a reduction in the carrying amount of the related asset and a charge to operating results. The fair value of
finite-lived intangible assets, property and equipment and
operating lease assets is based on various valuation
techniques, such as discounted cash flow analysis.
There were no material finite-lived intangible assets
impairment charges in 2025, 2024 and 2023.
There were no material non-cash property and equipment
asset impairment charges in 2025. We recorded pre-tax, non-
cash property and equipment asset impairment charges,
primarily in relation to our restructuring programs of
$37 million in 2024 and $12 million in 2023. See Note 20,
“Restructuring Charges,” to the consolidated financial
statements for a discussion of these plans.
There were no material operating lease assets impairments in
2025 and 2024. As a result of the review of our real estate
and facility capacity requirements, for the year ended
December 31, 2023, we recorded impairment charges of
$23 million, of which $18 million related to operating lease asset impairment. See Note 16, “Leases,” for further
discussion.
No material impairments were recorded to reduce the
carrying value of our other long-lived assets during 2025,
2024 or 2023.
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
Item 8. Financial Statements and Supplementary Data
Nasdaq’s consolidated financial statements, including
Consolidated Balance Sheets as of December 31, 2025 and
2024, Consolidated Statements of Income for the years ended
December 31, 2025, 2024 and 2023, Consolidated Statements
of Comprehensive Income for the years ended December 31,
2025, 2024 and 2023, Consolidated Statements of Changes in
Stockholders’ Equity for the years ended December 31, 2025,
2024 and 2023, Consolidated Statements of Cash Flows for
the years ended December 31, 2025, 2024 and 2023 and
notes to our consolidated financial statements, together with a report thereon of Ernst & Young LLP, dated February 12,
2026, are attached hereto as pages F-1 through F-44 and
incorporated by reference herein.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule
15d-15(f) under the Exchange Act) that occurred during the
quarter ended December 31, 2025 that have materially
affected, or are reasonably likely to materially affect,
Nasdaq’s internal control over financial reporting.
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
Our management assessed the effectiveness of our internal
control over financial reporting as of December 31, 2025,
based on criteria established in Internal Control—Integrated
Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (COSO) (2013
framework). This evaluation included review of the
documentation of controls, evaluation of the design
effectiveness of controls, testing of the operating
effectiveness of controls and a conclusion on this evaluation.
Based on its assessment, our management believes that, as of
December 31, 2025, our internal control over financial
reporting is effective.
Ernst & Young LLP, an independent registered public
accounting firm, has issued an attestation report on Nasdaq’s internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting
Firm
To the Stockholders and the Board of Directors of Nasdaq,
Inc.
Opinion on Internal Control over Financial Reporting
We have audited Nasdaq, Inc.’s internal control over
financial reporting as of December 31, 2025, based on
criteria established in Internal Control—Integrated
Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (2013
framework) (the COSO criteria). In our opinion, Nasdaq, Inc.
(the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31,
2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the
Public Company Accounting Oversight Board (United
States) (PCAOB), the consolidated balance sheets of the
Company as of December 31, 2025 and 2024, the related
consolidated statements of income, comprehensive income,
changes in stockholders’ equity and cash flows for each of
the three years in the period ended December 31, 2025, and
the related notes and our report dated February 12, 2026
expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining
effective internal control over financial reporting and for its assessment of the effectiveness of internal control over
financial reporting included in the accompanying
Management’s Report on Internal Control Over Financial
Reporting . Our responsibility is to express an opinion on the
Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the
PCAOB and are required to be independent with respect to
the Company in accordance with the U.S. federal securities
laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
/s/ Ernst & Young LLP
New York, New York
February 12, 2026

Item 9B. Other Information
During the three months ended December 31, 2025, none of
the Company’s directors or officers adopted, terminated or
modified a “Rule 10b5-1 trading arrangement” or “non-Rule
10b5-1 trading arrangement” (as such terms are defined in
Item 408 of Regulation S-K).
Item 9C. Disclosure Regarding Foreign Jurisdictions that
Prevent Inspections
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate
Governance
Information about Nasdaq’s directors, as required by
Item 401 of Regulation S-K, is incorporated by reference, if applicable, from the discussion under the caption “Our Board
- Director Nominees” in Nasdaq’s Proxy Statement.
Information about Nasdaq’s executive officers, as required
by Item 401 of Regulation S-K, is incorporated by reference
from the discussion under the caption “Executive Officers” in the Proxy Statement. Information about Section 16 reports, as required by Item 405 of Regulation S-K, is incorporated by
reference from the discussion under the caption “Other Items
- Delinquent Section 16(a) Reports” in the Proxy Statement.
Information about Nasdaq’s code of ethics, as required by
Item 406 of Regulation S-K, is incorporated by reference
from the discussion under the caption "Governance - Ethics
and Compliance" in the Proxy Statement. Information about
Nasdaq’s nomination procedures, Audit & Risk Committee
and Audit & Risk Committee financial experts, as required
by Items 407(c)(3), 407(d)(4) and 407(d)(5) of Regulation S-
K, is incorporated by reference from the discussions under
the headings “Our Board - Director Nominees” and “Our
Board - Board Committees” in the Proxy Statement.
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
Item 11. Executive Compensation
Information about Nasdaq’s director and executive
compensation, as required by Items 402, 407(e)(4) and
407(e)(5) of Regulation S-K, is incorporated by reference
from the discussions under the headings “Our Board -
Director Compensation” and “Executive
Compensation” (except under “Pay versus Performance”) in
the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial
Owners and Management and Related Stockholder
Matters
Information about security ownership of certain beneficial
owners and management, as required by Item 403 of
Regulation S-K, is incorporated by reference from the
discussion under the heading “Other Items - Security
Ownership of Certain Beneficial Owners and Management”
in the Proxy Statement.
Equity Compensation Plan and ESPP Information
Nasdaq’s Equity Plan provides for the issuance of our equity securities to all employees and directors as part of their
compensation plan.
In addition, in jurisdictions where participation in the ESPP is permitted, all our employees are eligible. Employees may
purchase shares of our common stock at a 15% discount to
the lesser of the closing price of our common stock on (i) the first trading day of the offering period or (ii) the last trading day of the offering period. Offering periods under the ESPP
are nine months in duration. As of December 31, 2025, all
our employees are eligible to participate.
The Equity Plan and the ESPP have been previously
approved by our stockholders. The following table sets forth information regarding outstanding options and shares
reserved for future issuance under all of Nasdaq’s
compensation plans as of December 31, 2025.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted- average exercise price of outstanding options, warrants and rights(b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column(a))(c)
Equity compensation plans approved by stockholders	1,420,323	$41.79	31,636,261
Equity compensation plans not approved by stockholders	—	—	—
Total	1,420,323	$41.79	31,636,261
In the table above:
•As of December 31, 2025, we also had 6,298,594 shares to
be issued upon vesting of outstanding restricted stock and
PSUs.
•The number of shares remaining available for future
issuance under equity compensation plans (excluding
shares reflected in column (a) includes 21,559,043 shares
of common stock that may be awarded pursuant to the
Equity Plan and (b) 10,077,218 shares of common stock
that may be issued pursuant to the ESPP.

Item 13. Certain Relationships and Related Transactions,
and Director Independence
Information about certain relationships and related
transactions, as required by Item 404 of Regulation S-K, is
incorporated herein by reference from the discussion under
the heading “Other Items - Certain Relationships and Related
Transactions” in the Proxy Statement. Information about
director independence, as required by Item 407(a) of
Regulation S-K, is incorporated herein by reference from the discussion under the heading “Our Board - Director
Nominees” in the Proxy Statement.
Item 14. Principal Accountant Fees and Services
Information about principal accountant fees and services, as required by Item 9(e) of Schedule 14A, is incorporated herein by reference from the discussion under the heading “Annual
Evaluation and 2026 Selection of the Independent Auditors”
in the Proxy Statement.
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
12, 2023).†

3.1	Amended and Restated Certificate of Incorporation of Nasdaq (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.1.1	Certificate of Elimination of Nasdaq’s Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.1.1 to the Current Report on Form 8-K filed on January 28, 2014).

3.1.2	Certificate of Amendment of Nasdaq’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8- K filed on November 19, 2014).

3.1.3	Certificate of Amendment of Nasdaq’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8- K filed on September 8, 2015).

3.1.4	Certificate of Amendment of Nasdaq’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8- K filed on July 20, 2022).

3.1.5	Certificate of Amendment of Nasdaq’s Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8- K filed on January 16, 2026).

3.2	Nasdaq’s Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on January 16, 2026).

4.1	Form of Common Stock certificate (incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed on November 4, 2015).

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

10.1
Board Compensation Policy, as amended and
restated, effective on June 11, 2025
(incorporated herein by reference to Exhibit 10.1
to the Quarterly Report on Form 10-Q for the
quarter ended June 30, 2025 filed on July 25,
2025).*

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
2025 filed on July 25, 2025).*

10.6
Form of Nasdaq Restricted Stock Unit Award
Certificate (directors) (incorporated herein by
reference to Exhibit 10.3 to the Quarterly Report
on Form 10-Q for the quarter ended June 30,
2025 filed on July 25, 2025).*

10.7
Form of Nasdaq Three-Year Performance Share
Unit Agreement (incorporated herein by
reference to Exhibit 10.4 to the Quarterly Report
on Form 10-Q for the quarter ended June 30,
2025 filed on July 25, 2025).*

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
2025 (incorporated herein by reference to
Exhibit 10.1 to the Company’s Quarterly Report
on Form 10-Q for the quarter ended March 31,
2025 filed on April 28, 2025).*

10.17
Employment Agreement by and between
Nasdaq, Inc. and Bradley J. Peterson, dated June
22, 2022 (incorporated herein by reference to
Exhibit 10.5 to the Quarterly Report on Form
10-Q for the quarter ended June 30, 2022 filed
on August 3, 2022).*

10.17.1
Employment Agreement between Nasdaq, Inc.
and Bradley J, Peterson, dated as of March 10,
2025 (incorporated herein by reference to
Exhibit 10.3 to the Company’s Quarterly Report
on Form 10-Q for the quarter ended March 31,
2025 filed on April 28, 2025).*

10.18	Employment Offer Letter by and between Nasdaq, Inc. and Michelle Daly dated January 29, 2021 (incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2021).*

10.19
Employment Agreement between Nasdaq, Inc.
and Tal Cohen, dated as of March 10, 2025
(incorporated herein by reference to Exhibit 10.2
to the Company’s Quarterly Report on Form 10-
Q for the quarter ended March 31, 2025 filed on
April 28, 2025).*

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

10.23
Amendment No. 1 to Amended and Restated
Credit Agreement, dated as of March 29, 2023,
among Nasdaq, Inc., the Lenders party hereto,
Bank of America, N.A., as administrative agent
and BofA Securities, Inc., as Sustainability
Coordinator (incorporated herein by reference to
Exhibit 10.1 to the Quarterly Report on Form
10-Q for the quarter ended March 31, 2023 filed
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
2024).†

10.26
Amendment No. 4 to Amended and Restated
Credit Agreement, dated as of December 16,
2024, among Nasdaq, Inc., a Delaware
corporation, the lenders party thereto, Bank of
America, N.A., as administrative agent and
BofA Securities, Inc., as sustainability
coordinator (incorporated herein by reference to
Exhibit 10.26 to the Annual Report on Form 10-
K for the year ended December 31, 2024, filed
on February 21, 2025).†

10.27
Form of Commercial Paper Dealer Agreement
between Nasdaq, Inc., as Issuer, and the Dealer
party thereto (incorporated herein by reference
to Exhibit 10.3 to the Current Report on Form 8-
K filed on April 26, 2017).

11	Statement regarding computation of per share earnings (incorporated herein by reference from Note 13 to the consolidated financial statements under Part II, Item 8 of this Form 10-K).

19.1	Insider Trading Policy.

21.1	List of all subsidiaries.

23.1	Consent of Ernst & Young LLP.

24.1	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

97.1	Supplemental Executive Officer Recoupment Policy (incorporated herein by reference to Exhibit 97.1 to the Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 21, 2024).*

101
The following materials from the Nasdaq, Inc.
Annual Report on Form 10-K for the year ended
December 31, 2025, formatted in iXBRL (Inline
eXtensible Business Reporting Language): (i)
Consolidated Balance Sheets as of December
31, 2025 and December 31, 2024; (ii)
Consolidated Statements of Income for the years
ended December 31, 2025, 2024 and 2023 (iii)
Consolidated Statements of Comprehensive
Income for the years ended December 31, 2025,
2024 and 2023; (iv) Consolidated Statements of
Changes in Stockholders’ Equity for the years
ended December 31, 2025, 2024 and 2023; (v)
Consolidated Statements of Cash Flows for the
years ended December 31, 2025, 2024 and 2023;
and (vi) notes to consolidated financial
statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
____________
*Management contract or compensatory plan or
arrangement.
† Schedules have been omitted pursuant to Items
601(b)(2)(ii) or 601(b)(10)(iv) of Regulation S-K.
(b) Exhibits:
See Item 15(a)(3) above.
(c) Financial Statement Schedules:
All schedules are omitted because they are not applicable
or the required information is included in the
consolidated financial statements or notes.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly
caused this report to be signed on its behalf by the
undersigned, thereunto duly authorized, on February 12,
2026.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	February 12, 2026

Pursuant to the requirements of the Securities Exchange Act
of 1934, this report has been signed below by the following
persons on behalf of the registrant and in the capacities
indicated as of February 12, 2026.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance
sheets of Nasdaq, Inc. (the Company) as of December 31,
2025 and 2024, the related consolidated statements of
income, comprehensive income, changes in stockholders’
equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes(collectively
referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its
operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S.
generally accepted accounting principles.
We also have audited, in accordance with the standards of the
Public Company Accounting Oversight Board (United
States) (PCAOB), the Company's internal control over
financial reporting as of December 31, 2025, based on
criteria established in Internal Control—Integrated
Framework issued by the Committee of Sponsoring
Organizations of the Treadway Commission (2013
framework), and our report dated February 12, 2026
expressed an unqualified opinion thereon.
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
Technology products for AxiomSL and
Calypso on-premises license agreements,
respectively. The AxiomSL on-premises
software offering includes both license and
post-contract customer support, which includes
frequent and ongoing mandatory regulatory
updates. Both the AxiomSL on-premises
license and the post-contract customer support,
inclusive of the frequent and ongoing
mandatory regulatory updates, are accounted
for as a single performance obligation and
recognized ratably over the contract term. For
the on-premises Calypso capital markets
product, distinct performance obligations are
recognized for the license and post-contract
customer support and the performance
obligation of the on-premises license revenue
is recognized upfront at the point in time when
the software is made available to the user.
Post-contract customer support is recognized
over time on a ratable basis over the contract
period.
Auditing the Company’s identification of
performance obligations along with the timing
over which those performance obligations are
satisfied for the acquired AxiomSL and
Calypso on-premises license agreements
required complex judgment.

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
New York, New York
February 12, 2026

Nasdaq, Inc.
Consolidated Balance Sheets
(in millions, except share and par value amounts)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$604	$592
Restricted cash and cash equivalents	210	31
Default funds and margin deposits (including restricted cash and cash equivalents of $3,120 and $4,383, respectively)	5,842	5,664
Financial investments	28	184
Receivables, net	943	1,022
Other current assets	376	293
Total current assets	8,003	7,786
Property and equipment, net	728	593
Goodwill	14,371	13,957
Intangible assets, net	6,511	6,905
Operating lease assets	447	375
Other non-current assets	993	779
Total assets	$31,053	$30,395

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$280	$269
Section 31 fees payable to SEC	—	319
Accrued personnel costs	364	325
Deferred revenue	785	711
Other current liabilities	259	215
Default funds and margin deposits	5,842	5,664
Short-term debt	431	399
Total current liabilities	7,961	7,902
Long-term debt	8,573	9,081
Deferred tax liabilities, net	1,584	1,594
Operating lease liabilities	462	388
Other non-current liabilities	241	230
Total liabilities	18,821	19,195

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 594,620,320 at December 31, 2025 and 598,920,378 at December 31, 2024; shares outstanding: 569,894,024 at December 31, 2025 and 575,062,217 at December 31, 2024	6	6
Additional paid-in capital	5,122	5,530
Common stock in treasury, at cost: 24,726,296 shares at December 31, 2025 and 23,858,161 shares at December 31, 2024	(716)	(647)
Accumulated other comprehensive loss	(1,773)	(2,099)
Retained earnings	9,588	8,401
Total Nasdaq stockholders’ equity	12,227	11,191
Noncontrolling interests	5	9
Total equity	12,232	11,200
Total liabilities and equity	$31,053	$30,395
See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Income
(in millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Capital Access Platforms	$2,137	$1,945	$1,744
Financial Technology	1,850	1,621	1,099
Market Services	4,214	3,771	3,156
Other revenues	61	63	65
Total revenues	8,262	7,400	6,064
Transaction-based expenses:
Transaction rebates	(2,572)	(2,026)	(1,838)
Brokerage, clearance and exchange fees	(441)	(725)	(331)
Revenues less transaction-based expenses	5,249	4,649	3,895
Operating expenses:
Compensation and benefits	1,392	1,324	1,082
Professional and contract services	160	152	128
Technology and communication infrastructure	316	281	233
Occupancy	124	112	129
General, administrative and other	75	109	113
Marketing and advertising	65	54	47
Depreciation and amortization	632	613	323
Regulatory	52	55	34
Merger and strategic initiatives	60	35	148
Restructuring charges	42	116	80
Total operating expenses	2,918	2,851	2,317
Operating income	2,331	1,798	1,578
Interest income	39	28	115
Interest expense	(367)	(414)	(284)
Net gain on divestitures	86	—	—
Other income (loss)	(27)	21	(1)
Net income (loss) from unconsolidated investees	83	16	(7)
Income before income taxes	2,145	1,449	1,401
Income tax provision	358	334	344
Net income	1,787	1,115	1,057
Net loss attributable to noncontrolling interests	1	2	2
Net income attributable to Nasdaq	$1,788	$1,117	$1,059
Per share information:
Basic earnings per share	$3.12	$1.94	$2.10
Diluted earnings per share	$3.09	$1.93	$2.08
Cash dividends declared per common share	$1.05	$0.94	$0.86
See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Comprehensive Income
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,787	$1,115	$1,057
Other comprehensive income (loss):
Foreign currency translation gains (losses)	225	(135)	39
Income tax benefit (expense)(1)	94	(45)	18
Foreign currency translation, net	319	(180)	57

Employee benefit plan adjustment	(1)	17	11
Income tax expense	—	(4)	(3)
Employee benefit plan, net	(1)	13	8

Unrealized gain (loss) on derivatives instruments, net	8	(8)	2

Total other comprehensive income (loss), net of tax	326	(175)	67
Comprehensive income	2,113	940	1,124
Comprehensive loss attributable to noncontrolling interests	1	2	2
Comprehensive income attributable to Nasdaq	$2,114	$942	$1,126
____________
(1)Primarily relates to the tax effect of unrealized gains and losses on our Euro Notes.
See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in millions)

	Year Ended December 31,
	2025		2024		2023
	Shares	$	Shares	$	Shares	$
Common stock
Beginning balance	575	6	575	6	492	5
Acquisition-related stock issuance	—	—	—	—	86	1
Ending balance		6		6		6

Additional paid-in capital
Beginning balance		5,530		5,496		1,445
Share repurchase program	(7)	(620)	(2)	(145)	(5)	(269)
Share-based compensation	2	165	2	141	3	122
Acquisition-related stock issuance	—	—	—	—	—	4,169
Other issuances of common stock, net	1	47	1	38	1	29
Ending balance		5,122		5,530		5,496

Common stock in treasury, at cost
Beginning balance		(647)		(587)		(515)
Employee shares withheld	(1)	(69)	(1)	(60)	(2)	(72)
Ending balance		(716)		(647)		(587)

Accumulated other comprehensive loss
Beginning balance		(2,099)		(1,924)		(1,991)
Other comprehensive income (loss)		326		(175)		67
Ending balance		(1,773)		(2,099)		(1,924)

Retained earnings
Beginning balance		8,401		7,825		7,207
Net income attributable to Nasdaq		1,788		1,117		1,059
Cash dividends declared and paid		(601)		(541)		(441)
Ending balance		9,588		8,401		7,825

Total Nasdaq stockholders’ equity		12,227		11,191		10,816

Noncontrolling interests
Beginning balance		9		11		13
Net activity related to noncontrolling interests		(4)		(2)		(2)
Ending balance		5		9		11

Total Equity	570	$12,232	575	$11,200	575	$10,827
See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$1,787	$1,115	$1,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	632	613	323
Share-based compensation	165	141	122
Deferred income tax expense (benefit)	48	(67)	68
Extinguishment of debt and bridge fees	5	3	25
Net gain on divestitures	(86)	—	—
Non-cash restructuring charges	1	37	12
Net (income) loss from unconsolidated investees	(83)	(16)	7
Operating lease asset impairments	—	—	13
Adenza purchase accounting adjustment	—	32	—
Other reconciling items included in net income	21	35	30
Net change in operating assets and liabilities, excluding the effects of divestitures:
Receivables, net	91	(193)	3
Other assets	(96)	(50)	9
Accounts payable and accrued expenses	(6)	(60)	149
Section 31 fees payable to SEC	(319)	235	(160)
Accrued personnel costs	25	34	13
Deferred revenue	69	67	88
Other liabilities	1	13	(63)
Net cash provided by operating activities	2,255	1,939	1,696
Cash flows from investing activities:
Purchases of securities	(243)	(206)	(712)
Proceeds from sales and redemptions of securities	427	199	719
Proceeds from divestitures, net of cash divested	140	—	—
Acquisition of businesses, net of cash and cash equivalents acquired	—	—	(5,766)
Purchases of property and equipment	(266)	(207)	(158)
Investments related to default funds and margin deposits, net(1)	(1,080)	(707)	(74)
Other investing activities	(78)	(32)	(3)
Net cash used in investing activities	(1,100)	(953)	(5,994)
Cash flows from financing activities:
Repayments of commercial paper, net	—	(291)	(371)
Repayments of debt and credit commitment	(826)	(521)	(260)
Proceeds from issuances of debt, net of issuance costs	—	—	5,608
Repurchases of common stock	(616)	(145)	(269)
Dividends paid	(601)	(541)	(441)
Payments related to employee shares withheld for taxes	(69)	(60)	(72)
Default funds and margin deposits	(884)	(1,030)	22
Other financing activities	43	27	3
Net cash provided by (used in) financing activities	(2,953)	(2,561)	4,220
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	726	(537)	202
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(1,072)	(2,112)	124
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	5,006	7,118	6,994
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$3,934	$5,006	$7,118
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$604	$592	$453
Restricted cash and cash equivalents	210	31	20
Restricted cash and cash equivalents (default funds and margin deposits)	3,120	4,383	6,645
Total	$3,934	$5,006	$7,118
Supplemental Disclosure Cash Flow Information
Cash paid for:
Interest paid	$354	$405	$177
Income taxes paid, net of refunds	$373	$358	$254
__________________________
(1)See "Default Fund Contributions and Margin Deposits," of Note 15, "Clearing Operations," for further details.
See accompanying notes to consolidated financial statements.

Nasdaq, Inc.
Notes to Consolidated Financial Statements
1. ORGANIZATION AND NATURE OF OPERATIONS
Nasdaq is a leading technology platform that powers the
world’s economies. We architect the infrastructure of the
world’s most modern markets, power the innovation
economy, and build trust in the financial system. We
empower economic opportunity by designing and deploying
the technology, data, and advanced analytics that enable our clients to capture opportunities, navigate risk, and strengthen resilience.
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
As of December 31, 2025, a total of 5,599 companies listed
securities on our U.S., Nasdaq Nordic, Nasdaq Baltic and
Nasdaq First North exchanges. As of December 31, 2025,
there were 4,480 total listings on The Nasdaq Stock Market,
including 1,112 ETPs. The Nasdaq combined market
capitalization in the U.S. was approximately $40.6 trillion. In
Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges,
together with Nasdaq First North, were home to 1,119 listed
companies with a combined market capitalization of
approximately $2.4 trillion.
Our Index business develops and licenses Nasdaq-branded
indices and financial products. We also license cash-settled futures, options and options on futures on our indices. As of
December 31, 2025, 451 ETPs listed on 27 exchanges in over
20 countries tracked a Nasdaq index and accounted for $882
billion in AUM.
Workflow & Insights includes our analytics and corporate
solutions businesses. Our analytics business provides hedge
funds, asset managers, investment consultants and
institutional asset owners with information and analytics to make data-driven investment decisions, deploy their
resources more productively, and provide liquidity solutions for private funds. Through our eVestment solutions, we
provide a suite of cloud-based solutions that help institutional investors and consultants conduct pre-investment due
diligence, and monitor their portfolios post-investment. The
eVestment platform also enables asset managers to efficiently distribute information about their firms and funds to asset
owners and consultants worldwide. In October 2025, we sold
our Solovis business, a financial technology platform
offering portfolio monitoring and analytics tools. Revenues
from this business are reflected in Other revenues in the
Consolidated Statements of Income for all periods presented, and in our Corporate segment for our segment disclosures.
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
Capital Markets Technology businesses.
Financial Crime Management Technology includes our
Nasdaq Verafin solution, a cloud-based platform leveraging
consortium data and AI to help financial institutions detect, investigate, and report money laundering and financial fraud.
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
Capital Markets Technology includes our market technology,
trade management services and Calypso solutions. Our
market technology business is a leading global technology
solutions provider and partner to exchanges, clearing
organizations, central securities depositories, regulators,
banks, brokers, buy-side firms and corporate businesses. Our market technology solutions are utilized by leading markets
in North America, Europe and Asia as well as emerging
markets in the Middle East, Latin America, and Africa. Our
trade management services provide market participants with
a wide variety of alternatives for connecting to and accessing our markets for a fee. Our marketplaces may be accessed
through different protocols used for quoting, order entry,
trade reporting and connectivity to various data feeds. We
also provide colocation services to market participants,
whereby we offer firms cabinet space and power to house
their own equipment and servers within our data centers.
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
See Note 4, “Acquisition and Divestitures,” for further
discussion. Revenues from this business are reflected in other revenues in the Consolidated Statements of Income for all
periods presented, and in our Corporate segment for our
segment disclosures.
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
Certain prior year amounts have been reclassified to conform to the current year presentation. In addition, certain
percentages and per share amounts herein may not sum or
recalculate due to rounding.
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
Cash and Cash Equivalents
Cash and cash equivalents include all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. Such equivalent
investments included in cash and cash equivalents in the
Consolidated Balance Sheets were $337 million as of
December 31, 2025 and $373 million as of December 31,
2024. Cash equivalents are carried at cost plus accrued

interest, which approximates fair value due to the short
maturities of these investments.
Restricted Cash
Restricted cash and cash equivalents, which was $210 million as of December 31, 2025 and $31 million as of December 31,
2024, is restricted from withdrawal due to a contractual or
regulatory requirement or not available for general use and as such is classified as restricted in the Consolidated Balance
Sheets. As of December 31, 2025 and 2024, restricted cash
and cash equivalents primarily includes funds held for
regulatory capital for our trading and clearing businesses.
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
This method applies loss rates based on historical loss
information which is disaggregated by business segment and,
as deemed necessary, is adjusted for other factors and
considerations that could impact collectibility. In developing our estimate of lifetime expected credit losses, we also
consider business, economic, and market conditions that may
affect customers’ ability to pay, as well as identifiable
changes in the risk characteristics of our customer base.
In circumstances where a specific customer’s inability to
meet its financial obligations is known (i.e., bankruptcy
filings), we determine whether a specific provision for bad
debts is required. Accounts receivable are written-off against the allowance when collection efforts cease. Due to changing economic, business and market conditions, we review the
allowance quarterly and make changes to the allowance
through the provision for bad debts as appropriate. If
circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s
ability to pay), our estimates of recoverability could be
reduced by a material amount. The total allowance netted
against receivables in the Consolidated Balance Sheets was
$11 million as of December 31, 2025 and $10 million as of
December 31, 2024. Any provision for bad debt or write-off
recorded during the year was immaterial.
Investments
Purchases and sales of investment securities are recognized
on settlement date.
Financial Investments
Financial investments are comprised of trading securities
bought primarily to meet regulatory capital requirements.
These investments are classified as trading securities as they are generally sold in the near term, with changes in fair value included in other income (loss) in the Consolidated
Statements of Income.
Fair values are obtained from third-party pricing sources.
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
Equity Method Investments
In general, the equity method of accounting is used when we
own 20% to 50% of the outstanding voting stock of a
company or when we are able to exercise significant
influence over the operating and financial policies of a
company. We have certain investments in which we have
determined that we have significant influence and as such
account for the investments under the equity method of
accounting. We record our estimated pro-rata share of
earnings or losses each reporting period and record any
dividends as a reduction in the investment balance. We
evaluate our equity method investments for other-than-
temporary declines in value by considering a variety of
factors such as the earnings capacity of the investment and
the fair value of the investment compared to its carrying
amount. In addition, for investments where the market value
is readily determinable, we consider the underlying stock
price. If the estimated fair value of the investment is less than the carrying amount and management considers the decline in
value to be other than temporary, the excess of the carrying amount over the estimated fair value is recognized in net
income in the period the impairment occurs. See Note 6,
“Investments,” for further discussion of our equity method
investments.
Derivative Financial Instruments and Hedging Activities
We may use derivative financial instruments to manage
exposure to changes in currency exchange rates. We do not
use these contracts for speculative trading purposes.
Non-Designated Derivatives
We use foreign exchange forward contracts to manage
foreign currency exposure of intercompany loans, accounts
receivable, accounts payable and other balance sheet items.
These contracts are not designated as hedges under ASC 815,
Derivatives and Hedging. The change in fair value of these
contracts is recognized in general, administrative and other expense in the Consolidated Statements of Income and
offsets the foreign currency exposure.
As of December 31, 2025 and 2024 and for the years ended
December 31, 2025, 2024 and 2023, the fair value of our
non-designated derivative instruments and the related gains
and losses were immaterial.
Derivatives designated as cash flow hedges
We enter into foreign currency contracts and designate them
as cash flow hedges to manage forecasted foreign currency
revenue and expenses. To apply hedge accounting treatment,
all hedging relationships are formally documented at the
inception of the hedge, and the hedges must be highly
effective in offsetting changes to future cash flows on the
hedged transactions. The change in fair value of these
contracts is recorded, net of tax, in accumulated other
comprehensive loss in the Consolidated Balance Sheets until
the forecasted transaction occurs. When the forecasted
transaction affects earnings, we reclassify the related gain or loss on the foreign currency revenue or foreign currency
expense to revenue or operating expense, as applicable.
As of December 31, 2025 and 2024, and for the years ended
December 31, 2025, 2024 and 2023, the fair value of our
derivative instruments designated as cash flow hedges, the
related amounts recognized in other comprehensive loss and
any amounts reclassified into earnings, were immaterial.
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
In 2025, we also entered into foreign exchange forward
contracts to hedge a portion of our net investment in certain foreign subsidiaries. These foreign exchange contracts are
carried at fair value, and reported as either an asset or liability depending on their position as of the balance sheet date. As of December 31, 2025, the fair value of these contracts is
included in other non-current liabilities and accumulated
other comprehensive income in the Condensed Consolidated
Balance Sheets. The accumulated gains and losses associated
with these instruments will remain in accumulated other
comprehensive loss in the Consolidated Balance Sheets until
the foreign subsidiaries are sold or substantially liquidated, at which point they will be reclassified into earnings.
As of and for the year ended December 31, 2025, the fair
value of our derivative instruments designated as net
investment hedges and the related amounts recognized in
other comprehensive loss were immaterial. There were no
amounts reclassified into earnings for the year ended
December 31, 2025.
Property and Equipment, net
Property and equipment, including leasehold improvements,
are carried at cost less asset impairment charges and
accumulated depreciation and amortization. Depreciation and
amortization are recognized using the straight-line method
over the estimated useful lives of the related assets, which range from 3 to 5 years for data processing equipment, and 5 to 10 years for furniture and equipment.

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
Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a
working model. Prior to reaching technological feasibility, all costs are charged to expense. Unamortized capitalized costs
are included in data processing equipment and software,
within property and equipment, net in the Consolidated
Balance Sheets. Capitalized software costs are amortized on a straight-line basis over the estimated useful lives of the
software, generally 5 to 10 years. Amortization of these costs is included in depreciation and amortization expense in the
Consolidated Statements of Income.
Implementation costs incurred in a cloud computing
arrangement that is a service contract are capitalized as a
prepaid asset, primarily included in other current assets in the
Consolidated Balance Sheets, and are amortized over the
expected service period in the relevant expense category in
the Consolidated Statements of Income.
Property and equipment and costs capitalized related to cloud computing arrangements are subject to impairment testing
when events or conditions indicate that the carrying amount
of an asset may not be recoverable. For internal use software and cloud computing arrangements, an impairment charge is
recognized when the carrying amount of the software exceeds
its fair value and is not recoverable. For software to be sold, leased, or marketed, the carrying amount of the software is
compared to its net realizable value, which represents the
estimated future gross revenues from that product reduced by the estimated future costs of completing and disposing of that product. The amount by which the carrying amount exceeds
the net realizable value shall be written off. Any required
impairment loss is recorded as a reduction in the carrying
amount of the related asset and a charge to operating results.
See Note 7, “Property and Equipment, net,” for further
discussion.
Leases
At inception, we determine whether a contract is or contains a lease. We have operating leases which include real estate
leases, primarily for our U.S. and European headquarters and for general office space, and data center leases. As of
December 31, 2025, these leases have varying lease terms
with remaining maturities ranging up to 12 years. Operating
lease balances are included in operating lease assets, other current liabilities, and operating lease liabilities in the
Consolidated Balance Sheets. We do not have any leases
classified as finance leases.
Operating lease assets represent our right to use an
underlying asset for the lease term and lease liabilities
represent our obligation to make lease payments arising from the lease. Operating lease assets and liabilities are recognized at commencement date based on the present value of lease
payments over the lease term. Since our leases do not provide an implicit rate, we use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement
date in determining the present value of lease payments. The operating lease asset also includes any lease payments made
and excludes lease incentives. Our lease terms include
options to extend or terminate the lease when we are
reasonably certain that we will exercise that option. Lease
expense for lease payments is recognized on a straight-line
basis over the lease term. Certain of our lease agreements
include rental payments adjusted periodically for inflation
based on an index or rate, which are considered variable lease payments and are expensed as incurred.
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
Goodwill represents the excess of purchase price over the
estimated fair value assigned to the net assets, including
identifiable intangible assets, of a business acquired.
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
Capital Access Platforms, Financial Technology and Market
Services segments. When testing goodwill and indefinite-
lived intangible assets for impairment, we have the option of first performing a qualitative assessment to determine
whether it is more likely than not that the fair value of a
reporting unit or indefinite-lived intangible asset is less than their respective carrying amounts as the basis to determine if it is necessary to perform a quantitative impairment test. If we choose not to complete a qualitative assessment, or if the initial assessment indicates that it is more likely than not that the carrying amount of a reporting unit or the carrying
amount of an indefinite-lived intangible asset exceeds their respective estimated fair values, a quantitative test is
required. Our decision to perform a qualitative impairment
assessment in a given year is influenced by a number of
factors, including but not limited to, the size of the reporting unit’s goodwill, the significance of the excess of the
reporting unit’s estimated fair value or the indefinite-lived intangible asset’s fair value over their respective carrying amounts at the last quantitative assessment date, and the
amount of time in between quantitative fair value
assessments.
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
Other Long-Lived Assets
We review our other long-lived assets, including finite-lived intangible assets, for potential impairment when there is
evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The
carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result
from the use and eventual disposition of the asset. If the
carrying amount of the long-lived asset is not recoverable, we would measure the impairment loss as the amount by which
the carrying amount of the asset exceeds its fair value and is recorded as a reduction in the carrying amount of the related asset and a charge to operating results. The fair value of
finite-lived intangible assets is based on various valuation techniques, such as discounted cash flow analysis.
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
For contract durations that are one-year or greater, the portion of transaction price allocated to unsatisfied performance
obligations is included in Note 3, “Revenue From Contracts
With Customers.” Deferred revenue primarily arises from
contract liabilities related to our fees for annual and initial listings, workflow & insights, financial crime management
technology, regulatory technology, and capital markets
technology contracts. Deferred revenue is the only significant contract asset or liability as of December 31, 2025 and 2024.
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
Sales commissions earned by our sales force, which are
considered incremental and recoverable costs of obtaining a
contract with a customer, are deferred and amortized on a
straight-line basis over the period of benefit that we have
determined to be the contract term or estimated service
period. Sales commissions for renewal contracts are deferred and amortized on a straight-line basis over the related
contractual renewal period. Amortization expense is included in compensation and benefits expense in the Consolidated
Statements of Income. The balance of deferred costs and
related amortization expense are not material to our
consolidated financial statements. Sales commissions are
expensed when incurred if contract durations are one year or less. Sales taxes are excluded from transaction prices.

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
Capital Access Platforms
Data and Listings
Data revenues are earned from U.S. and European proprietary
data products. We earn revenues primarily based on data
subscribers, including usage, and distributors of our data.
Data revenues are subscription-based and are recognized over time and over the contractual period which are generally one-
year contracts.
Listing services revenues primarily include initial listing fees and annual renewal fees. The initial listing fee is allocated to multiple performance obligations including initial and
subsequent listing services, a customer’s material right to
renew the option to list on our exchanges and, in certain
cases, corporate solutions products (when a company
qualifies to receive certain complimentary IPO products
under the applicable Nasdaq rule.) In performing this
allocation, the standalone selling price of the performance
obligations is based on the initial and annual listing fees and the standalone selling price of the IPO complimentary
services is based on its market value. All listing fees are
billed upfront and the identified performance obligations are satisfied over time since the customer receives and consumes the benefit as Nasdaq provides the listing service. Revenue
related to the IPO complimentary services performance
obligation is recognized ratably over a three-year period,
consistent with the contractual terms. The remaining portion of the initial listing fee is recognized ratably over six years, which represents the expected period of benefit based on our historical listing experience and projected future listing
duration including the impact of delistings.
In the U.S., annual renewal fees are charged to listed
companies based on their number of outstanding shares at the end of the prior year and are recognized ratably over the
following twelve-month period since the customer receives
and consumes the benefit as Nasdaq provides the service.
Annual fees are charged to newly listed companies on a pro-
rata basis, based on outstanding shares at the time of listing and recognized over the remainder of the year. European
annual renewal fees, which are received from companies
listed on our Nasdaq Nordic and Nasdaq Baltic exchanges
and Nasdaq First North, are directly related to the listed
companies’ market capitalization on a trailing twelve-month
basis and are recognized ratably over the following twelve-
month period since the customer receives and consumes the
benefit as Nasdaq provides the service.
Index
We develop and license Nasdaq-branded indices and
financial products and provide index data products for third-
party clients. Revenues primarily include license fees from
these branded indices and financial products in the U.S. and abroad. We primarily have two types of license agreements:
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

Financial Technology
Software subscription and ongoing services
Financial Crime Management Technology
Our financial crime management technology business, which
includes our Nasdaq Verafin solution, primarily consists of
SaaS revenues. We enter into subscription agreements which
allow customers access to our cloud platform. Subscription
agreements are generally three years in term, payable in
advance, with the option of automatic renewal for some
products. Nasdaq Verafin is offered as a cloud service
whereby the software is hosted and managed for customers.
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
AxiomSL solutions
AxiomSL provides financial institutions with risk & financial regulatory reporting and risk management solutions. The
products can be offered as an on-premises or as a cloud
service agreement. Agreements are generally three to five
years in term.
The AxiomSL on-premises offering includes software
licenses and PCS, which includes frequent and ongoing
mandatory regulatory updates. Historically, the licenses and the PCS were considered distinct performance obligations,
with license revenue recognized upfront at the point in time when the software is made available to the customer, and
support is recognized over time on a ratable basis over the
contract period beginning on the date that our service is made available to the customer.
AxiomSL can also be offered as a cloud service and primarily consists of SaaS revenues. AxiomSL SaaS revenues are
recognized similar to our Nasdaq Verafin solution.
Surveillance
Our surveillance solutions are primarily offered as a cloud
service, consisting of SaaS revenues. We enter into
subscription agreements which allow customers access to our
cloud platform or a connection to our servers to access the
software. Subscription agreements are generally three years
in term, payable in advance, with the option of automatic
renewal for some products. Surveillance SaaS revenues are
recognized similar to our Nasdaq Verafin solution.
Capital Markets Technology
Capital Markets Technology includes our Calypso and
market technology solutions as well as trade management
services.
Calypso solutions
Our Calypso product offering includes on-premises and cloud
service agreements. Agreements are generally three to five
years in term.
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
We recognize Calypso SaaS revenues from cloud service
agreements similar to our Nasdaq Verafin solution.
Market technology solutions
Our market technology revenues primarily consist of
software licensing and PCS revenues, SaaS revenues, and
professional installation services and change request
revenues.
We enter into long-term contracts with customers to develop
customized technology solutions, license the right to use
software, and provide support and other services to our
customers. We also enter into agreements to modify the
system solutions sold by Nasdaq after delivery has occurred.
In terms of our SaaS revenues, we enter into cloud service
subscription agreements which allow customers to connect to
our servers to access our software.
Our long-term contracts with customers to develop
customized technology solutions, license the right to use
software and provide support and other services to our
customers have multiple performance obligations. The
performance obligations are generally: (i) software license
and professional installation services and (ii) PCS. We have determined that the software license and installation services are not distinct as the license and the customized installation service are inputs to produce the combined output, a
functional and integrated software system.
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
Incurred costs represent work performed, which corresponds
with, and thereby depicts, the transfer of control to the
customer. Contract costs generally include labor and direct
overhead. For PCS services, we recognize revenue ratably
over the service period beginning on the date our service is made available to the customer since the customer receives
and consumes the benefit consistently over the period as
Nasdaq provides the services.
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
Market Technology SaaS revenues are recognized similar to
our Nasdaq Verafin solution.
Software Professional Services
As part of Nasdaq's Financial Technology on-premise and
cloud-based offerings, Nasdaq provides professional services primarily as part of up-front non-complex implementations.
These services can include multiple activities such as initial software installation, software configuration, data
conversion/migration, non-complex interfacing and end-user
acceptance testing. The professional services activities are all combined into a single distinct performance obligation, with the exception of our market technology professional
installation services for our on-premise offering discussed
above. Professional services are generally provided to
customers at a fixed price, which are billed pursuant to
contractual or invoicing milestones agreed upon with the
customer in the contract. Professional services revenue is
recognized over time as our customers simultaneously
receive and consume the benefits provided by our
performance. Professional services revenue offered at a fixed price is recognized using the input method to measure
progress towards complete satisfaction of the services,
Professional services are also offered to customers on a time and expense basis, with revenue recognized based on the
actual hours incurred.
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
Market Services
Transaction-Based Trading and Clearing
Transaction-based trading and clearing includes equity
derivative trading and clearing, cash equity trading and fixed income, currency and commodities trading revenues. Nasdaq
charges transaction fees for trades executed on our
exchanges, as well as on orders that are routed to and
executed on other market venues. Nasdaq charges clearing
fees for contracts cleared with Nasdaq Clearing.
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
U.S. Tape Plans
For U.S. Tape plans, revenues are collected monthly based
on published fee schedules and distributed quarterly to the
U.S. exchanges based on a formula required by Regulation
NMS that takes into account both trading and quoting
activity. These revenues are presented on a net basis as all indicators of principal-versus-agent reporting under U.S.
GAAP have been considered in analyzing the appropriate
presentation of the revenue sharing. The following are
primary indicators of net reporting:
•As administrator of the UTP plan, we facilitate, but do not direct, the collection and distribution of fees on behalf of plan participants. As a participant, we share in the net
distribution of revenues according to the plan on the same
terms as all other plan participants.
•Key decisions, including fee levels and other plan actions, are made by the plan’s operating committee. The
committee, which includes all participants (including us
solely in our role as a participant), sets distributor and
subscriber fees and oversees plan activities, subject to SEC approval.
•The participants collectively share the risks and rewards of the plan. Credit risk and variability in distributions are
shared proportionally under the plan, consistent with an
agent relationship for the administrator.
Other Revenues
For the years ended December 31, 2025, 2024 and 2023,
Other revenues include revenues related to our Nordic power
futures business. See “Market Services” of Note 1,
“Organization and Nature of Operations,” and Note 4,
“Acquisition and Divestitures,” for further discussion.
Revenues from this business are reflected in Other revenues
for all periods presented. Previously these revenues were
included in our Market Services and Capital Access
Platforms segments.
Other revenues also includes revenues related to our Solovis business which was sold in October 2025. See “Capital
Access Platforms” of Note 1, “Organization and Nature of
Operations,” and Note 4, “Acquisition and Divestitures,” for
further discussion. Revenues from this business are reflected in other revenues in the Consolidated Statements of Income
for all periods presented. Prior to the sale, these revenues were included in our Capital Access Platforms segment.
The presentation of the above items within Other revenues is intended to facilitate comparability across periods.
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
The nonqualified SERPs and other post-retirement benefit
plans are measured using actuarial valuations. Actuarial gains and losses are recorded in accumulated other comprehensive
loss in the Consolidated Balance Sheets. We assess our
nonqualified SERPs and other post-retirement benefit plan
assumptions on an annual basis. In evaluating these
assumptions, we consider many factors, including evaluation
of the discount rate, which is modified to reflect the
prevailing market rates at the measurement date of a high-
quality fixed-income debt instrument portfolio that would
provide the future cash flows needed to pay the benefit
obligations as they come due. Actuarial assumptions are
based upon management’s best estimates and judgment. See
Note 10, “Retirement Plans,” for further discussion.
Share-Based Compensation
Nasdaq uses the fair value method of accounting for share-
based awards. Share-based awards, or equity awards, include
restricted stock, PSUs, and stock options. The fair value of restricted stock units awarded and PSUs, other than PSUs
granted with market conditions, is determined based on the
grant date closing stock price less the present value of future cash dividends. We estimate the fair value of PSUs granted
with market conditions using a Monte Carlo simulation
model at the date of grant. The fair value of stock options are estimated using the Black-Scholes option-pricing model.
We generally recognize compensation expense for equity
awards on a straight-line basis over the requisite service
period of the award, taking into account an estimated
forfeiture rate. Granted but unvested shares are generally
forfeited upon termination of employment.
Excess tax benefits or expense related to employee share-
based payments, if any, are recognized as income tax benefit or expense in the Consolidated Statements of Income when
the awards vest or are settled.
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
See Note 14, “Fair Value of Financial Instruments,” for
further discussion.
Tax Matters
We use the asset-liability method to determine income taxes
on all transactions recorded in the consolidated financial
statements. Deferred tax assets (net of valuation allowances)
and deferred tax liabilities are presented net by jurisdiction as either a non-current asset or liability in the Consolidated
Balance Sheets, as appropriate. Deferred tax assets and
liabilities are determined based on differences between the
financial statement carrying amounts and the tax basis of
existing assets and liabilities (i.e., temporary differences) and are measured at the enacted rates that will be in effect when these differences are realized. If necessary, a valuation
allowance is established to reduce deferred tax assets to the amount that is more likely than not to be realized.
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
Recently Adopted Accounting Pronouncements
•In December 2023, the FASB issued ASU 2023-09,
“Income Taxes (Topic 740): Improvements to Income Tax
Disclosures.” The guidance enhances income tax
disclosure requirements by requiring public entities to
provide additional information in its tax rate reconciliation and additional disclosures about income taxes paid. We
adopted this update on a prospective basis during the
current period. See Note 17, “Income Taxes,” for the
expanded disclosures.
Accounting Pronouncements Not Yet Adopted
•In November 2024, the FASB issued ASU 2024-03,
“Income Statement—Reporting Comprehensive Income—
Expense Disaggregation Disclosures (Subtopic 220-40):
Disaggregation of Income Statement Expenses.” This
guidance will require disclosures about specific types of
expenses included in the expense captions presented on the
face of the income statement. The update is effective for
annual periods beginning after December 15, 2026, and
interim periods beginning after December 15, 2027, with
early adoption permitted. Prospective application is
required and retrospective application is permitted. We are
currently evaluating the impact of adopting this ASU on
our income statement disaggregation disclosures. We do
not believe this update will have a material impact on our
consolidated financial statement disclosures.
•In September 2025, the FASB issued ASU 2025-06,
“Intangibles – Goodwill and Other – Internal-Use Software
(Subtopic 350-40): Targeted Improvements to the
Accounting for Internal-Use Software.” The new guidance
removes references to various stages of a software
development project to align better with current software
development methods, such as agile programming. Under
the new standard, entities will start capitalizing eligible
costs when (1) management has authorized and committed
to funding the software project, and (2) it is probable that the project will be completed and the software will be used
to perform the function intended. The update is effective
for interim and annual periods beginning after December
15, 2027, with early adoption permitted. The guidance can
be applied on a prospective basis, a modified basis for in-
process projects, or a retrospective basis. We are
evaluating the impact this amended guidance may have on
our consolidated financial statements.
3. REVENUE FROM CONTRACTS WITH
CUSTOMERS
Disaggregation of Revenue
The following table summarizes the disaggregation of
revenue by major product and service and by segment for the
years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Capital Access Platforms
Data & Listing Services	$804	$754	$749
Index	827	706	528
Workflow & Insights	506	485	467
Financial Technology
Financial Crime Management Technology	331	273	223
Regulatory Technology	428	352	212
Capital Markets Technology	1,091	996	664
Market Services, net	1,201	1,020	987
Other revenues	61	63	65
Revenues less transaction- based expenses	$5,249	$4,649	$3,895
Substantially all revenues from the Capital Access Platforms and Financial Technology segments were recognized over
time for the years ended December 31, 2025, 2024 and 2023.
For the years ended December 31, 2025, 2024 and 2023,
approximately 95.3%, 95.3% and 93.0%, respectively, of
Market Services revenues were recognized at a point in time
and 4.7%, 4.7% and 7.0%, respectively, were recognized
over time. See "Revenue Recognition and Transaction-Based
Expenses" in Note 2, "Summary of Significant Accounting
Policies," for additional detail on Other Revenues.
During the third quarter of 2024, as part of finalizing the
purchase accounting of the Adenza acquisition, we
implemented a change to the accounting treatment of the
revenues associated with AxiomSL on-premises subscription
contracts, which are included in the Regulatory Technology
business within the Financial Technology segment. Starting
in the third quarter of 2024, we began recognizing
AxiomSL’s subscription-based revenues on a ratable basis
over the contract term. The change reflects new information
obtained on the frequent and ongoing mandatory updates to
AxiomSL's regulatory reporting software, which are critical
to the utility and value of the product for the client. As a result of this change, we recognized a one-time revenue
reduction of $32 million in the third quarter of 2024,
reflecting the net impact of the accounting change since the date of the Adenza acquisition. See Note 4, “Acquisition and
Divestitures,” for further discussion on the measurement
period adjustment.

Contract Balances
Substantially all of our revenues are considered to be
revenues from contracts with customers. The related accounts receivable balances are recorded in the Consolidated Balance
Sheets as receivables, which are net of allowance for doubtful accounts of $11 million as of December 31, 2025 and $10
million as of December 31, 2024. Changes to the allowance
for doubtful accounts during the year ended December 31,
2025 were not material to our consolidated financial
statements. We do not have obligations for warranties,
returns or refunds to customers.
Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance
obligations and is the only significant contract asset or
liability as of December 31, 2025. See Note 8, “Deferred
Revenue,” for our discussion on deferred revenue balances,
activity, and expected timing of recognition.
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
December 31, 2025:

	Financial Crime Management Technology	Regulatory Technology	Capital Markets Technology	Workflow & Insights	Total
	(in millions)
2026	$341	$328	$359	$168	$1,196
2027	276	261	314	103	954
2028	166	192	251	47	656
2029	65	107	154	30	356
2030	16	68	99	26	209
2031+	2	32	228	5	267
Total	$866	$988	$1,405	$379	$3,638
4. ACQUISITION AND DIVESTITURES
Divestitures
In January 2025, we entered into an agreement to transfer
existing open positions in our Nordic power futures business to a European exchange. In June 2025, this transaction was
completed and consideration was received. Migration of open
positions are planned to take place by the end of the first
quarter of 2026. We expect to wind down the commodities
clearing and trading services in the second half of 2026, and the business to be wound down in the months following. In
connection with the successful migration of open positions,
Nasdaq may receive additional consideration in 2026 and
2027, and is expected to release regulatory capital in the
medium term.
In April 2025, Nasdaq completed the sale of our Nasdaq Risk
Modelling for Catastrophes business which was previously
included in Capital Markets Technology within our Financial
Technology segment.
In October 2025, Nasdaq completed the sale of our Solovis
business which was previously included in Workflow &
Insights within our Capital Access Platforms segment.
The net impact of the transactions described above are
included in net gain on divestitures in the Consolidated
Statements of Income.
Acquisition
On November 1, 2023, Nasdaq completed the acquisition of
Adenza, a provider of mission-critical risk management and
regulatory software to the financial services industry, for a total purchase consideration of $9,984 million. The purchase price consisted of $5.75 billion in cash and 85.6 million
shares of Nasdaq common stock. The shares of common
stock were issued to Thoma Bravo, the sole shareholder of
Adenza, and represented approximately 15% of the
outstanding shares of Nasdaq at the time. As of December
31, 2025, Thoma Bravo no longer holds any shares of our
common stock.

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
In the third quarter of 2024, we recorded a purchase
accounting adjustment to the estimated purchase price
allocation shown above and disclosed as of December 31,
2023. This adjustment relates to the impact of the change
from upfront to ratable revenue recognition for AxiomSL on-
premises contracts entered into prior to the acquisition date, as described above, and decreased accrued income (which
reflects revenue earned but not yet billed and included in
receivables above) by $46 million, increased deferred
revenue by $56 million and increased goodwill by $77
million, net of a deferred tax asset of $25 million. In the
fourth quarter of 2024, we finalized the purchase accounting for this acquisition.
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
We valued the customer relationships using an income
approach, specifically an excess earnings method, and
included a discounted tax amortization benefit assuming a
15-year tax amortization period. Technology, which included
acquired developed technology relating to AxiomSL and
Calypso, and trade names, representing industry recognition
and reputation for the quality of the AxiomSL and Calypso
platforms, were valued using the income approach,
specifically the relief-from-royalty method, which estimates the cost savings from owning these assets rather than paying royalties. Discount rates applied reflect risks associated with projected cash flows for each asset relative to the overall
business.
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

Year Ended December 31,
2023
(in millions)
Pro forma revenues less transaction- based expenses	$4,329
Pro forma operating income	1,485
Pro forma net income attributable to Nasdaq	822

5. GOODWILL AND ACQUIRED INTANGIBLE
ASSETS
Goodwill
The following table presents the changes in goodwill by
business segment during the year ended December 31, 2025:

(in millions)
Capital Access Platforms
Balance at December 31, 2024	$4,127
Divestiture and acquisition of a business	(19)
Foreign currency translation adjustments	177
Balance at December 31, 2025	$4,285
Financial Technology
Balance at December 31, 2024	$7,925
Divestiture of a business	(9)
Foreign currency translation adjustments	36
Balance at December 31, 2025	$7,952
Market Services
Balance at December 31, 2024	$1,905
Foreign currency translation adjustments	229
Balance at December 31, 2025	$2,134

Total
Balance at December 31, 2024	$13,957
Acquisition and divestitures of businesses	(28)
Foreign currency translation adjustments	442
Balance at December 31, 2025	$14,371
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
There was no impairment of goodwill or indefinite-lived
intangibles for the years ended December 31, 2025, 2024 and
2023; however, events such as prolonged economic weakness
or unexpected significant declines in operating results of any of our reporting units or businesses may result in goodwill
impairment charges in the future.
Acquired Intangible Assets
The following table presents details of our total acquired
intangible assets, both finite- and indefinite-lived:

	December 31, 2025	December 31, 2024
Finite-Lived Intangible Assets	(in millions)
Gross Amount:
Technology	$1,222	$1,234
Customer relationships	5,711	5,720
Trade names and other	405	417
Foreign currency translation adjustment	(163)	(237)
Total gross amount	$7,175	$7,134
Accumulated Amortization:
Technology	$(531)	$(348)
Customer relationships	(1,432)	(1,164)
Trade names and other	(53)	(43)
Foreign currency translation adjustment	113	153
Total accumulated amortization	$(1,903)	$(1,402)
Net Amount:
Technology	$691	$886
Customer relationships	4,279	4,556
Trade names and other	352	374
Foreign currency translation adjustment	(50)	(84)
Total finite-lived intangible assets	$5,272	$5,732

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(191)	(257)
Total indefinite-lived intangible assets	$1,239	$1,173
Total intangible assets, net	$6,511	$6,905
There was no impairment of intangible assets for the years
ended December 31, 2025, 2024 and 2023.
The following tables present our amortization expense for
acquired finite-lived intangible assets:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Amortization expense	$487	$488	$206

The table below presents the estimated future amortization
expense (excluding the impact of foreign currency translation adjustments of $50 million as of December 31, 2025) of
acquired finite-lived intangible assets as of December 31,
2025:

(in millions)
2026	$504
2027	494
2028	460
2029	433
2030	256
2031+	3,175
Total	$5,322
6. INVESTMENTS
The following table presents the details of our investments:

	December 31, 2025	December 31, 2024
	(in millions)
Financial investments	$28	$184
Equity method investments	512	417
Equity securities	175	121
Financial Investments
Financial investments are comprised of trading securities,
primarily highly rated European government debt securities,
of which $18 million as of December 31, 2025 and $171
million as of December 31, 2024 are assets primarily utilized to meet regulatory capital requirements, mainly for our
clearing operations at Nasdaq Clearing. The decrease in
financial investments held for regulatory purposes as of
December 31, 2025 is due to more regulatory capital being
invested in shorter term investments, which meet the criteria to be classified as cash equivalents, and are included in
restricted cash and cash equivalents in the Consolidated
Balance Sheets.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of December 31, 2025 and
2024, our equity method investments primarily included our
40.0% equity interest in OCC.
The carrying amounts of our equity method investments are
included in other non-current assets in the Consolidated
Balance Sheets. No material impairments were recorded for
the years ended December 31, 2025, 2024 and 2023.
Net income recognized from our equity interest in the
earnings and losses of these equity method investments was
$83 million, $16 million and $(7) million for the years ended
December 31, 2025, 2024 and 2023, respectively. For the
year ended December 31, 2025, higher equity interest in the
earnings of OCC, as compared to 2024, was primarily driven
by elevated U.S. industry trading volumes.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Consolidated Balance Sheets.
The majority of our equity securities as of December 31,
2025 do not have a readily determinable fair value and
therefore we have elected the measurement alternative. No
material adjustments were made to the carrying value of
these equity securities for the years ended December 31,
2025, 2024 and 2023. We mark-to-market equity securities
which have a readily determinable fair value, with gains and losses recognized in other income (loss) in the Consolidated
Statements of Income. Net loss from the change in fair value of these equity securities was $44 million for the year ended
December 31, 2025, and immaterial for the years ended
December 31, 2024 and 2023. As of December 31, 2025 and
December 31, 2024, our equity securities primarily represent various strategic minority investments made through our
corporate venture program. Our investment in equity
securities is included in other investing activities in the
Consolidated Statements of Cash Flows.
7. PROPERTY AND EQUIPMENT, NET
The following table presents our major categories of property and equipment, net:

	December 31,
	2025	2024
	(in millions)
Data processing equipment and software	$1,111	$905
Furniture, equipment and leasehold improvements	362	294
Total property and equipment	1,473	1,199
Less: accumulated depreciation and amortization and impairment charges	(745)	(606)
Total property and equipment, net	$728	$593
Depreciation and amortization expense for property and
equipment was $145 million for the year ended December
31, 2025, $125 million for the year ended December 31,
2024, and $117 million for the year ended December 31,
2023. These amounts are included in depreciation and
amortization expense in the Consolidated Statements of
Income.
We recorded pre-tax, non-cash property and equipment asset
impairment charges on capitalized software that was retired
and accelerated depreciation expense on certain assets as a
result of a decrease in their useful life, primarily in relation to our restructuring programs. These charges were not material
for 2025, $37 million in 2024 and $12 million in 2023. See
Note 20, “Restructuring Charges,” for further discussion.
There were no other material impairments of property and
equipment recorded in 2025, 2024 and 2023.
As of December 31, 2025, 2024 and 2023, we did not own
any real estate properties.

8. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred
revenue during the year ended December 31, 2025 are
reflected in the following table:

	Balance at December 31, 2024	Additions	Revenue Recognized	Adjustments	Balance at December 31, 2025
Capital Access Platforms:			(in millions)
Initial Listings	$89	$38	$(34)	$3	$96
Annual Listings	2	2	(2)	1	3
Workflow & Insights	194	193	(181)	(7)	199
Other	22	13	(14)	3	24
Financial Technology:
Financial Crime Management Technology	148	185	(144)	—	189
Regulatory Technology	147	149	(135)	5	166
Capital Markets Technology	186	174	(168)	4	196
Total	$788	$754	$(678)	$9	$873
In the above table:
•Additions include deferred revenue billed in the current
period, net of recognition.
•Revenue recognized includes revenue recognized during
the current period that was included in the beginning
balance.
•Adjustments include the impact from foreign currency
translation adjustments and the impact of any acquisitions
or divestitures completed during the period.
•Other, within our Capital Access Platforms segment,
primarily includes deferred revenue from our non-U.S.
listing of additional shares fees and our Index business.
As of December 31, 2025, we estimate that our deferred
revenue will be recognized in the following years:

Fiscal year ended:	2026	2027	2028	2029	2030	2031+	Total
Capital Access Platforms:			(in millions)
Initial Listings	$39	$26	$14	$9	$6	$2	$96
Annual Listings	3	—	—	—	—	—	3
Workflow & Insights	196	3	—	—	—	—	199
Other	13	7	4	—	—	—	24
Financial Technology:
Financial Crime Management Technology	186	3	—	—	—	—	189
Regulatory Technology	163	3	—	—	—	—	166
Capital Markets Technology	185	7	3	1	—	—	196
Total	$785	$49	$21	$10	$6	$2	$873
The timing of recognition of deferred revenue related to
certain contracts represents our best estimates as the
recognition is primarily dependent upon the completion of
customization and any significant modifications made
pursuant to existing contracts.

9. DEBT OBLIGATIONS
The following table presents the changes in the carrying
amounts of our debt obligations during the year ended
December 31, 2025:

	December 31, 2024	Payments, Foreign Currency Translation and Accretion	December 31, 2025
Short-term debt:	(in millions)
2025 Notes	$399	$(399)	$—
2026 Notes	499	(68)	431
Total short-term debt	$898	$(467)	$431
Long-term debt - senior unsecured notes:
2028 Notes	935	(142)	793
2029 Notes	618	84	702
2030 Notes	617	85	702
2031 Notes	645	1	646
2032 Notes	769	105	874
2033 Notes	633	86	719
2034 Notes	1,220	(98)	1,122
2040 Notes	644	1	645
2050 Notes	487	1	488
2052 Notes	541	(134)	407
2053 Notes	738	1	739
2063 Notes	738	—	738
2022 Revolving Credit Facility	(3)	1	(2)
Total long-term debt	$8,582	$(9)	$8,573
Total debt obligations	$9,480	$(476)	$9,004
In the table above, the 2026 Notes were reclassified to short-
term debt as of December 31, 2025, including the balance as
of December 31, 2024, for presentation purposes. Refer to
“About this Form 10-K” for further details about the
aggregate principal amounts issued, coupon rates and
maturities of the senior unsecured notes in the table above.
Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other
outstanding senior unsecured notes were issued at a discount.
As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of
December 31, 2025, the amounts in the table above reflect
the aggregate principal amount, which is net of discount and debt issuance costs, which are being accreted and amortized
through interest expense over the life of the applicable notes.
The accretion of the discount and amortization of the debt
issuance costs was $11 million for the year ended December
31, 2025. Our Euro Notes are adjusted for the impact of
foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are
not guaranteed by any of our subsidiaries. The senior
unsecured notes were issued under indentures that, among
other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes
may be redeemed by Nasdaq at any time, subject to a make-
whole amount.
During 2025, we paid $426 million, excluding accrued
interest, to repurchase an aggregate book value of
$444 million of our 2026 Notes, 2028 Notes, 2034 Notes and
2052 Notes. In the table above, these amounts were slightly
offset by accretion of discount and debt issuance costs on the notes of $2 million. As a result of the partial repayments of these notes, we recorded a net pre-tax gain of $18 million, in general, administrative and other expense in the Consolidated
Statements of Income.
We also repaid in full the 2025 Notes at maturity for an
aggregate of $400 million. In the table above, $399 million
reflects the repayment of $400 million net of $1 million of
accretion recorded for the year ended December 31, 2025.
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
these subsidiaries. Accordingly, the remeasurement of these
notes is recorded in foreign currency translation gains
(losses) within accumulated other comprehensive loss in the
Consolidated Balance Sheets. For the year ended December
31, 2025, the impact of translation increased the U.S. dollar value of our Euro Notes by $357 million.
Credit Facilities
2022 Revolving Credit Facility
In December 2022, Nasdaq amended and restated its
previously issued $1.25 billion five-year revolving credit
facility, with a new maturity date of December 16, 2027.
Nasdaq intends to use funds available under the 2022
Revolving Credit Facility for general corporate purposes and to provide liquidity to support our commercial paper
program. Nasdaq is permitted to repay borrowings under our
2022 Revolving Credit Facility at any time in whole or in
part, without penalty.
As of December 31, 2025, no amounts were outstanding on
the 2022 Revolving Credit Facility. The $(2) million balance represents unamortized debt issuance costs which are being
amortized through interest expense over the life of the credit facility.

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
These commitment fees are included in interest expense and
were not material for the years ended December 31, 2025,
2024 and 2023.
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
This program is supported by our 2022 Revolving Credit
Facility. As of December 31, 2025 and 2024 we had no
outstanding commercial paper.
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies,
primarily to support our Nasdaq Clearing operations in
Europe, as well as to provide a cash pool credit line. These credit facilities, in aggregate, totaled $208 million as of
December 31, 2025 and $174 million as of December 31,
2024 in available liquidity, none of which was utilized.
Generally, these facilities each have a one-year term, and
renew automatically. The amounts borrowed under these
various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an
applicable margin. We are charged commitment fees (as
defined in the applicable credit agreement), whether or not
amounts have been borrowed. These commitment fees are
included in interest expense and were not material for the
years ended December 31, 2025, 2024 and 2023.
These facilities include customary affirmative and negative
operating covenants and events of default.
Debt Covenants
As of December 31, 2025, we were in compliance with the
covenants of all of our debt obligations.
10. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) plan, which is a voluntary defined
contribution savings plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and
are also eligible for an employer contribution match at an
amount equal to 100.0% of the first 6.0% of eligible
employee contributions. The following table presents the
savings plan expense for the years ended December 31, 2025,
2024 and 2023, which is included in compensation and
benefits expense in the Consolidated Statements of Income:

	Year Ended December 31,
	2025	2024	2023
(in millions)
Savings Plan expense	$22	$19	$19
Pension, SERP and Other Post-Retirement Benefit Plans
In June 2023, we terminated our U.S. pension plan and took
steps to wind down the plan and transfer the resulting
liability to an insurance company. This process was
completed in 2024 and, as a result, we recorded a settlement pre-tax loss of $23 million to compensation and benefits
expense in the Consolidated Statements of Income for the
year ended December 31, 2024. We continue to maintain
nonqualified SERPs for certain senior executives and other
post-retirement benefit plans for eligible employees in the
U.S. Most employees outside the U.S. are covered by local
retirement plans or by applicable social laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred.
The total expense for these plans is included in compensation and benefits expense in the Consolidated Statements of
Income:

	Year Ended December 31,
	2025	2024	2023
(in millions)
Retirement Plans expense	$35	$54	$34
Nonqualified Deferred Compensation Plan
We sponsor a nonqualified deferred compensation plan, the
Nasdaq, Inc. Deferred Compensation Plan. This plan
provides certain eligible employees with the opportunity to
defer a portion of their annual salary and bonus up to certain approval limits. All deferrals and associated earnings are our general unsecured obligations and were immaterial for the
years ended December 31, 2025, 2024 and 2023.

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
Summary of Share-Based Compensation Expense
The following table presents the total share-based
compensation expense resulting from equity awards and the
15.0% discount for the ESPP for the years ended December
31, 2025, 2024 and 2023, which is primarily included in
compensation and benefits expense in the Consolidated
Statements of Income:

	Year Ended December 31,
	2025	2024	2023
(in millions)
Share-based compensation expense before income taxes	$165	$141	$122
Common Shares Available Under Our Equity Plan
As of December 31, 2025, we had approximately 21.6
million shares of common stock authorized for future
issuance under our Equity Plan.
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
The following table summarizes our restricted stock activity for the years ended December 31, 2025, 2024 and 2023:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2022	4,380,513	$45.48
Granted	1,850,790	52.66
Vested	(1,703,252)	38.21
Forfeited	(318,752)	51.15
Unvested at December 31, 2023	4,209,299	51.15
Granted	1,874,976	60.16
Vested	(1,614,071)	47.48
Forfeited	(291,337)	55.57
Unvested at December 31, 2024	4,178,867	56.30
Granted	1,616,873	74.50
Vested	(1,629,481)	54.86
Forfeited	(245,795)	61.68
Unvested at December 31, 2025	3,920,464	$64.06
As of December 31, 2025, $138 million of total unrecognized
compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 2.1 years.
PSUs
We grant three-year PSUs to certain eligible employees.
PSUs are based on performance measures that impact the
amount of shares that each PSU eligible individual receives, subject to the satisfaction of applicable market performance conditions, with a three-year cumulative performance period
that vest at the end of the performance period and which
settle in shares of our common stock. Compensation cost is
recognized over the three-year performance period, taking
into account an estimated forfeiture rate, regardless of
whether the market condition is satisfied, provided that the requisite service period has been completed. Performance
will be determined by comparing Nasdaq’s TSR to two peer
groups, each weighted 50.0%. The first peer group consists
of the S&P 500 GICS 4020 Index, which is a blend of
exchanges, as well as data, financial technology and banking companies, and the second peer group consists of all
companies in the S&P 500. For awards granted prior to 2024,
our first peer group consisted of exchange companies, and
was replaced by the S&P 500 GICS 4020 Index to align more
closely with Nasdaq’s business and competitors for all future grants. Nasdaq’s relative performance ranking against each of these groups will determine the final number of shares
delivered to each individual under the program. The award
issuance under this program will be between 0.0% and
200.0% of the number of PSUs granted and will be
determined by Nasdaq’s overall performance against both
peer groups. However, if Nasdaq’s TSR is negative for the
three-year performance period, regardless of TSR ranking,

the award issuance will not exceed 100.0% of the number of
PSUs granted. We estimate the fair value of PSUs granted
under the three-year PSU program using the Monte Carlo
simulation model, as these awards contain a market
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
Grants of PSUs that were issued in 2023 with a three-year
performance period exceeded the applicable performance
metrics. As a result, an additional 121,475 units above the
original target amount were granted in the first quarter of
2026 and were fully vested upon issuance. In addition, the
performance period for the two-year PSUs has ended and
exceeded the applicable performance metrics, and resulted in the issuance of an additional 87,460 shares for
overachievement. These shares were granted in the first
quarter of 2026 and will vest in January 2027.
The following weighted-average assumptions were used to
determine the weighted-average fair values of the outstanding
PSU awards granted under the three-year PSU program
during the years ended December 31, 2025 and 2024:

	2025 Grants	2024 Grants
Weighted-average risk-free interest rate	3.82%	4.50%
Expected volatility	23.27%	24.50%
Weighted-average grant date share price	$76.10	$62.38
Weighted-average fair value at grant date	$92.57	$78.67
The following table summarizes our PSU activity for the
years ended December 31, 2025, 2024 and 2023:

	PSUs
	Three-Year Program
	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2022	1,966,542	$56.44
Granted	1,693,065	47.14
Vested	(1,552,311)	37.59
Forfeited	(98,974)	57.51
Unvested at December 31, 2023	2,008,322	$62.86
Granted	1,282,300	73.91
Vested	(961,331)	73.14
Forfeited	(155,140)	62.80
Unvested at December 31, 2024	2,174,151	$64.83
Granted	886,656	90.84
Vested	(620,515)	62.89
Forfeited	(62,162)	69.68
Unvested at December 31, 2025	2,378,130	$74.91
In the table above, in addition to the annual employee grant described above, the granted amount also includes additional awards granted based on overachievement of performance
metrics.
As of December 31, 2025, the total unrecognized
compensation cost related to the outstanding PSU awards is
$80 million and is expected to be recognized over a
weighted-average period of 1.5 years.
Stock Options
There were no stock option awards granted and no stock
options exercised for the years ended December 31, 2025,
2024 and 2023.
A summary of our outstanding and exercisable stock options
at December 31, 2025, 2024 and 2023 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2023	1,420,323	$41.79
Outstanding at December 31, 2024	1,420,323	$41.79
Outstanding at December 31, 2025	1,420,323	$41.79	3.2	$79
Exercisable at December 31, 2025	806,451	$22.23	1.0	$60

As of December 31, 2025, the aggregate pre-tax intrinsic
value represents the difference between our closing stock
price on December 31, 2025 of $97.13 and the exercise price, times the number of shares that would have been received by
the option holder had the option holder exercised the stock
options on that date. This amount can change based on the
fair market value of our common stock. As of December 31,
2025 and 2024, 0.8 million outstanding stock options were
exercisable and the exercise price was $22.23.
ESPP
We have an ESPP under which approximately 10.1 million
shares of our common stock were available for future
issuance as of December 31, 2025. Under our ESPP,
employees may purchase shares having a value not exceeding
10.0% of their annual compensation, subject to applicable
annual Internal Revenue Service limitations. We record
compensation expense related to the 15.0% discount that is
given to our employees.

	Year Ended December 31,
	2025	2024	2023
Number of shares purchased by employees	652,291	675,064	687,688
Weighted-average price of shares purchased	$69.33	$49.16	$42.33
Compensation expense (in millions)	$11	$9	$7
The impact of the activity above is included in Other
issuances of common stock, net in the Consolidated
Statements of Changes in Stockholders’ Equity.
12. NASDAQ STOCKHOLDERS’ EQUITY
Common Stock
As of December 31, 2025, 900,000,000 shares of our
common stock were authorized, 594,620,320 shares were
issued and 569,894,024 shares were outstanding. As of
December 31, 2024, 900,000,000 shares of our common
stock were authorized, 598,920,378 shares were issued and
575,062,217 shares were outstanding. The holders of
common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any
shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
Common Stock in Treasury, at Cost
We account for the purchase of treasury stock under the cost method with the shares of stock repurchased reflected as a
reduction to Nasdaq stockholders’ equity and included in
common stock in treasury, at cost in the Consolidated
Balance Sheets. Shares repurchased under our share
repurchase program are currently retired and canceled and are therefore not included in the common stock in treasury
balance. If treasury shares are reissued, they are recorded at the average cost of the treasury shares acquired. We held
24,726,296 shares of common stock in treasury as of
December 31, 2025 and 23,858,161 shares as of December
31, 2024, most of which are related to shares of our common
stock withheld for the settlement of employee tax
withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
As of December 31, 2025, the remaining aggregate
authorized amount under the existing share repurchase
program was $1.1 billion.
As part of this program, repurchases may be made from time
to time at prevailing market prices in open market purchases, privately-negotiated transactions, block purchase techniques, an accelerated share repurchase program or otherwise, as
determined by our management. The repurchases are
primarily funded from existing cash balances. The share
repurchase program may be suspended, modified or
discontinued at any time, and has no defined expiration date.
The following is a summary of our share repurchase activity, reported based on settlement date, for the year ended
December 31, 2025:

Year Ended December 31, 2025
Number of shares of common stock repurchased	7,202,346
Average price paid per share	$85.47
Total purchase price (in millions)	$616
In the table above, the number of shares of common stock
repurchased includes share repurchase activity associated
with various ASR agreements executed in 2025 and excludes
an aggregate of 868,135 shares withheld to satisfy tax
obligations of the grantee upon the vesting of restricted stock and PSUs. Total purchase price in the table above and
repurchases of common stock in the Consolidated Statements
of Cash Flows for the year ended December 31, 2025 exclude
$4 million of accrued excise tax that had not been paid as of
December 31, 2025.

Under ASR agreements, we make payments to our
counterparties and receive an initial delivery of shares of
common stock. The final number of shares to be repurchased
is based on the volume-weighted average price of Nasdaq's
common stock during the term of the ASR agreement, less a
discount and subject to adjustments pursuant to the terms of the ASR agreement. At settlement, our counterparty may be
required to deliver additional shares of common stock to us, or, under certain circumstances, we may be required to
deliver shares of our common stock or may elect to make a
cash payment to our counterparty. Receiving our shares of
common stock, during initial delivery and the final receipt of shares upon settlement of the ASR agreements, results in an
immediate reduction of the outstanding shares used to
calculate the weighted-average common shares outstanding
for basic and diluted earnings per share.
In October 2025, we entered into a variable notional ASR
agreement, in which we paid $250 million to a third-party
financial institution and initially received and immediately retired 1,812,219 shares of our common stock. In December
2025, upon the final settlement of this transaction, we
received an additional 504,401 shares, which were
immediately retired, and a $45 million cash payment, which
reflects the difference between the prepayment amount
(maximum notional amount) and the final notional amount.
In November 2025, we entered into an ASR agreement, in
which we paid $75 million to a third-party financial
institution and initially received and immediately retired
697,512 shares of our common stock. In December 2025,
upon the final settlement of this transaction, we received an additional 117,855 shares which were immediately retired.
In January 2026, we entered into a variable notional ASR
agreement, for which we paid $300 million to a third-party
financial institution in exchange for an initial delivery of shares of common stock. The final notional amount is subject to a minimum and maximum and will depend on the price of
our shares of common stock during the term of the ASR. The
final settlement of the ASR agreement is expected to be
completed in the first quarter of 2026. At settlement,
additional shares of common stock may be delivered to us or, under certain circumstances, we may be required to deliver
shares of our common stock or may elect to make a cash
payment. In addition, we may receive the excess of the
amount we prepaid over the final notional amount of the
ASR in cash or, at our election, in shares of our common
stock.
Preferred Stock
Our certificate of incorporation authorizes the issuance of
30,000,000 shares of preferred stock, par value $0.01 per
share, issuable from time to time in one or more series. As of
December 31, 2025 and December 31, 2024, no shares of
preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During 2025, our board of directors declared and paid the
following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 28, 2025	$0.24	March 14, 2025	$138	March 28, 2025
April 23, 2025	0.27	June 13, 2025	155	June 27, 2025
July 23, 2025	0.27	September 12, 2025	155	September 26, 2025
October 20, 2025	0.27	December 5, 2025	153	December 19, 2025
			$601
The total amount paid of $601 million was recorded in
retained earnings in the Consolidated Balance Sheets at
December 31, 2025.
In January 2026, the board of directors approved a regular
quarterly cash dividend of $0.27 per share on our outstanding common stock. The dividend is payable on March 30, 2026
to shareholders of record at the close of business on March
16, 2026. The estimated aggregate payment of this dividend
is $154 million. Future declarations of quarterly dividends
and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the
intention to provide shareholders with regular and increasing dividends as earnings and cash flows increase.

13. EARNINGS PER SHARE
The following table sets forth the computation of basic and
diluted earnings per share:

	Year Ended December 31,
	2025	2024	2023
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$1,788	$1,117	$1,059
Denominator:
Weighted-average common shares outstanding for basic earnings per share	573,257,760	575,428,536	504,909,392
Weighted-average effect of dilutive securities - Employee equity awards	5,339,927	3,760,986	3,483,590
Weighted-average common shares outstanding for diluted earnings per share	578,597,687	579,189,522	508,392,982
Basic and diluted earnings per share:
Basic earnings per share	$3.12	$1.94	$2.10
Diluted earnings per share	$3.09	$1.93	$2.08
In the table above, employee equity awards from our PSU
program, which are considered contingently issuable, are
included in the computation of dilutive earnings per share on a weighted average basis when management determines that
the applicable performance criteria would have been met if
the performance period ended as of the date of the relevant
computation.
Securities that were not included in the computation of
diluted earnings per share because their effect was
antidilutive were immaterial for the years ended December
31, 2025, 2024 and 2023.
14. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring
basis as of December 31, 2025 and December 31, 2024.

	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$28	$28	$—	$—
Total financial investments	$28	$28	$—	$—
Equity securities	25	25	—	—
Total assets at fair value	$53	$53	$—	$—
	December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$166	$166	$—	$—
Swedish mortgage bonds	13	—	13	—
Time deposits	5	—	5	—
Total financial investments	$184	$166	$18	$—
Equity securities	2	2	—	—
Total assets at fair value	$186	$168	$18	$—
Derivative Instruments
We utilize foreign exchange forward contracts primarily to
reduce the volatility of earnings and cash flows associated
with changes in foreign exchange rates. We have utilized
these foreign exchange forward contracts as net investment
hedges of certain foreign subsidiaries, with changes in fair value recorded in accumulated other comprehensive income
in the Consolidated Balance Sheets, and as cash flow hedges
of certain foreign currency-denominated revenues and
expenses, with fair value changes initially recorded in
accumulated other comprehensive income. For our cash flow
hedges, when the forecasted transaction affects earnings, or in the event the underlying forecasted transaction does not
occur, or it becomes probable that it will not occur, we
reclassify the related gain or loss to revenue or operating
expenses, as applicable.
We have also utilized foreign exchange forward contracts as
economic hedges of foreign currency-denominated assets and
liabilities that are not designated as hedging instruments. The fair value changes of these contracts are recorded in general, administrative and other expenses in the Consolidated
Statements of Income, together with the re-measurement gain
or loss from the hedged balance sheet position.

All derivative contracts are measured at fair value using
Level 2 inputs based on observable foreign currency
exchange rates and interest rates, and recorded under other
current and other non-current assets and other current and
other non-current liabilities in the Consolidated Balance
Sheets. As of December 31, 2025 and December 31, 2024,
the fair value of these contracts was not material and
therefore not included in the tables above. We do not use
derivative instruments for trading or speculative purposes.
Financial Instruments Not Measured at Fair Value on a
Recurring Basis
Some of our financial instruments are not measured at fair
value on a recurring basis but are recorded at amounts that
approximate fair value due to their liquid or short-term
nature. Such financial assets and financial liabilities include:
cash and cash equivalents, restricted cash and cash
equivalents, receivables, net, certain other current assets, accounts payable and accrued expenses, Section 31 fees
payable to SEC, accrued personnel costs and certain other
current liabilities.
We have certain investments, primarily our investment in
OCC, which are accounted for under the equity method of
accounting. We have elected the measurement alternative for
all of our equity securities that do not have a readily
determinable fair value, which primarily represent various
strategic investments made through our corporate venture
program. See “Equity Method Investments,” and “Equity
Securities,” of Note 6, “Investments,” for further discussion.
We also consider our debt obligations to be financial
instruments. As of December 31, 2025, all of our outstanding debt obligations were fixed-rate obligations. We may be
exposed to changes in interest rates as a result of borrowings under our 2022 Revolving Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate.
We may be exposed to changes in interest rates on amounts
outstanding from the sale of commercial paper under our
commercial paper program. The fair value of our remaining
debt obligations utilizing prevailing market rates for our fixed rate debt was $8.6 billion as of December 31, 2025 and $8.8
billion as of December 31, 2024. The discounted cash flow
analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 9,
“Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-
Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be
carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment
would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair
value of the above assets on a non-recurring basis. As of
December 31, 2025 and December 31, 2024, there were no
non-financial assets measured at fair value on a non-recurring basis.
15. CLEARING OPERATIONS
Nasdaq Clearing
Nasdaq Clearing is authorized and supervised under EMIR as
a multi-asset clearinghouse by the SFSA. Such authorization
is effective for all member states of the European Union and certain other non-member states that are part of the European
Economic Area, including Norway. The clearinghouse acts as
the CCP for exchange and OTC trades in equity derivatives,
fixed income derivatives, resale and repurchase contracts,
power derivatives, emission allowance derivatives, and
seafood derivatives. In January 2025, we entered into an
agreement to transfer existing open positions in our Nordic
power futures business to a European exchange, which was
completed in June 2025. See Note 4, “Acquisition and
Divestitures,” for further discussion. Additionally, beginning in January 2025, Nasdaq no longer offered seafood
derivatives clearing and has settled all open positions as of
March 31, 2025.
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
Default Fund Contributions and Margin Deposits
As of December 31, 2025, clearing member default fund
contributions and margin deposits were as follows:

	December 31, 2025
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$1,308	$186	$1,494
Margin deposits	4,534	6,327	10,861
Total	$5,842	$6,513	$12,355
Of the total default fund contributions of $1,494 million,
Nasdaq Clearing can utilize $1,432 million as capital
resources in the event of a counterparty default. The
remaining balance of $62 million pertains to member posted
surplus balances.
Our clearinghouse holds material amounts of clearing
member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market
and liquidity risks. While we seek to achieve a reasonable
rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these
deposits.
Clearing member cash contributions are maintained in
demand deposits held at central banks and large, highly rated financial institutions or secured through direct investments, primarily central bank certificates and highly rated European government debt securities with original maturities primarily one year or less, reverse repurchase agreements and
multilateral development bank debt securities. Investments in reverse repurchase agreements range in maturity from 2 to 9
days and are secured with highly rated government securities and multilateral development banks. The carrying value of
these securities approximates their fair value due to the short-
term nature of the instruments and reverse repurchase
agreements.
Nasdaq Clearing has invested the total cash contributions of
$5,842 million as of December 31, 2025 and $5,664 million
as of December 31, 2024, in accordance with its investment
policy as follows:

	December 31, 2025	December 31, 2024
	(in millions)
Demand deposits	$3,011	$3,616
Central bank certificates	109	767
Restricted cash and cash equivalents	$3,120	$4,383
European government debt securities	292	465
Reverse repurchase agreements	2,245	610
Multilateral development bank debt securities	185	206
Investments	$2,722	$1,281
Total	$5,842	$5,664
In the table above, the change from December 31, 2024 to
December 31, 2025 includes a favorable impact from
currency translation adjustments of $701 million for
restricted cash and cash equivalents and $361 million for
investments.
For the years ended December 31, 2025, 2024 and 2023,
investments related to default funds and margin deposits, net includes purchases of investment securities of $107,319
million, $33,693 million and $53,657 million, respectively,
and proceeds from sales and redemptions of investment
securities of $106,239 million, $32,986 million and $53,583
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
As of December 31, 2025, Nasdaq Clearing committed
capital totaling $158 million to the liability waterfall and overall regulatory capital, in the form of government debt
securities, which are recorded as restricted cash equivalents in the Consolidated Balance Sheets. The combined regulatory
capital of the clearing members and Nasdaq Clearing is
intended to secure the obligations of a clearing member
exceeding such member’s own margin and default fund
deposits and may be used to cover losses sustained by a
clearing member in the event of a default.
Margin Deposits
Nasdaq Clearing requires all clearing members to provide
collateral, which may consist of cash and non-cash
contributions, to guarantee performance on the clearing
members’ open positions, or initial margin. In addition,
clearing members must also provide collateral to cover the
daily margin call if needed. See “Default Fund
Contributions” above for further discussion of cash and non-
cash contributions.
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
Nasdaq Clearing marks to market all outstanding contracts
and requires payment from clearing members whose
positions have lost value. The mark-to-market process
performed multiple times on a daily basis helps to identify
any clearing members that may not be able to satisfy their
financial obligations in a timely manner allowing Nasdaq
Clearing the ability to mitigate the risk of a clearing member defaulting due to exceptionally large losses. In the event of a default, Nasdaq Clearing can access the defaulting member’s
margin and default fund deposits to cover the defaulting
member’s losses.
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
•junior capital contributed by Nasdaq Clearing, which
totaled $46 million as of December 31, 2025;

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
December 31, 2025.
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

December 31, 2025
(in millions)
Commodity forwards	$11
Fixed-income swaps and forwards	547
Stock options and forwards	449
Index options and forwards	77
Total	$1,084
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
Derivative Contracts Cleared
The following table presents the total number of derivative
contracts cleared through Nasdaq Clearing for the years
ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Commodity and seafood options, futures and forwards	254,038	234,622
Fixed-income swaps, futures and forwards	17,175,844	18,830,460
Stock options, futures and forwards	24,666,818	23,530,035
Index options, futures and forwards	30,244,627	35,069,931
Total	72,341,327	77,665,048
In the table above, the total volume in cleared power related to commodity contracts was 554 Terawatt hours (TWh) and
527 TWh for the years ended December 31, 2025 and 2024,
respectively. As noted above, beginning in January 2025,
Nasdaq no longer offered seafood derivatives clearing.
Resale and Repurchase Agreements Contracts
Outstanding and Cleared
The outstanding contract value of resale and repurchase
agreements was $230 million and $200 million as of
December 31, 2025 and 2024, respectively. The total number
of resale and repurchase agreements contracts cleared was
3,015,860 and 4,929,765 for the years ended December 31,
2025 and 2024, respectively.
16. LEASES
We have operating leases, which are primarily real estate
leases, predominantly for our U.S. and European
headquarters, data centers and for general office space. The following table provides supplemental balance sheet
information related to Nasdaq’s operating leases:

	Balance Sheet Classification	December 31, 2025	December 31, 2024
Assets:		(in millions)
Operating lease assets	Operating lease assets	$447	$375

Liabilities:
Current lease liabilities	Other current liabilities	$60	$55
Non- current lease liabilities	Operating lease liabilities	462	388
Total lease liabilities		$522	$443

The following table summarizes Nasdaq’s lease cost:

	Year Ended December 31,
	2025	2024	2023
(in millions)
Operating lease cost	$82	$78	$88
Variable lease cost	44	37	44
Sublease income	(2)	(3)	(3)
Total lease cost	$124	$112	$129
In the table above, operating lease costs include short-term lease costs, which were immaterial.
There were no material operating lease assets impairments in
2025 and 2024. In the first quarter of 2023, we initiated a
review of our real estate and facility capacity requirements due to our new and evolving work models. As a result of this ongoing review, for the year ended December 31, 2023, we
recorded impairment charges of $23 million, of which
$13 million related to operating lease asset impairment and is included in operating lease cost in the table above, $5 million related to exit costs and is included in variable lease cost in the table above and $5 million related to impairment of
leasehold improvements, which are recorded in depreciation
and amortization expense in the Consolidated Statements of
Income. We fully impaired our lease assets for locations that we vacated with no intention to sublease. Substantially all of the property, equipment and leasehold improvements
associated with the vacated leased office space were fully
impaired as there are no expected future cash flows for these items.
The following table reconciles the undiscounted cash flows
for the following years and total of the remaining years to the operating lease liabilities recorded in the Consolidated
Balance Sheets.

December 31, 2025
(in millions)
2026	$80
2027	81
2028	77
2029	75
2030	69
2031+	242
Total lease payments	$624
Less: interest	(102)
Present value of lease liabilities	$522
In the table above, interest is calculated using an incremental borrowing rate for each lease. Present value of lease
liabilities includes the current portion of $60 million.
Total lease payments in the table above excludes $14 million of legally binding minimum lease payments for leases signed
but not yet commenced.
The following table provides information related to Nasdaq’s lease term and discount rate:

December 31, 2025
Weighted-average remaining lease term (in years)	8.4

Weighted-average discount rate	4.2%
The following table provides supplemental cash flow
information related to Nasdaq’s operating leases:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$83	$84	$78

Lease assets obtained in exchange for operating lease liabilities	$129	$34	$26
17. INCOME TAXES
Income Before Income Tax Provision
The following table presents the domestic and foreign
components of income before income tax provision:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Domestic	$1,703	$1,091	$1,073
Foreign	442	358	328
Income before income tax provision	$2,145	$1,449	$1,401
Income Tax Provision
The income tax provision consists of the following amounts:

	Year Ended December 31,
	2025	2024	2023
Current income taxes provision:	(in millions)
Federal	$132	$166	$145
State	60	70	52
Foreign	118	165	79
Total current income taxes provision	310	401	276
Deferred income taxes provision (benefit):
Federal	62	(25)	51
State	(3)	2	8
Foreign	(11)	(44)	9
Total deferred income taxes (benefit) provision	48	(67)	68
Total income tax provision	$358	$334	$344

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
In 2025, we adopted ASU 2023-09 on a prospective basis.
See “Recently Adopted Accounting Pronouncements” of
Note 2, “Summary of Significant Accounting Policies” for
further discussion. A reconciliation of the income tax
provision, based on the U.S. federal statutory rate, to our
actual income tax provision for the year December 31, 2025
is as follows:

	Year Ended December 31, 2025
	($ in millions)
U.S. federal statutory income tax rate	$450	21.0%
State and local income taxes, net of federal income tax effect	35	1.4%
Tax credits:
Energy-related tax credits	(24)	(1.1)%
Other	(4)	(0.2)%
Change in unrecognized tax benefits	(12)	(0.6)%
Nontaxable or nondeductible items	(33)	(1.5)%
Effect of cross-border tax laws:
Foreign-derived intangible income	(51)	(2.3)%
Other	4	0.2%
Other adjustments	(7)	(0.2)%
Total	$358	16.7%
In the table above, the majority of state and local income
taxes include New York State and New York City. In 2025,
energy-related tax credits includes an $8 million benefit
related to a carryback to a prior tax year.
A reconciliation of the income tax provision, based on the
U.S. federal statutory rate, to our actual income tax provision for the years ended December 31, 2024 and 2023 is as
follows:

	Year Ended December 31,
	2024	2023
Federal income tax provision at the statutory rate	21.0%	21.0%
State income tax provision, net of federal effect	2.9%	3.2%
Excess tax benefits related to employee share-based compensation	(0.3)%	(0.7)%
Non-U.S. subsidiary earnings	1.6%	2.5%
Tax credits and deductions	(1.7)%	(0.2)%
Change in unrecognized tax benefits	0.4%	1.0%
Deduction for foreign derived intangible income	(2.8)%	(1.6)%
Intra-group transfer of IP	1.7%	—%
Other, net	0.3%	(0.6)%
Actual income tax provision	23.1%	24.6%
The lower effective tax rate for the year ended December 31,
2025 compared with the same period in 2024 was primarily
due to the release of prior year reserves following a favorable audit settlement, the revaluation of deferred tax liabilities to a lower blended state and local tax rate, revised state positions related to prior years, a divestiture in 2025 and the
completion of an intra-group transfer of certain IP rights to the U.S. headquarters in 2024.
The effective tax rate may vary from period to period
depending on, among other factors, the geographic and
business mix of earnings and losses. These same and other
factors, including history of pre-tax earnings and losses, are taken into account in assessing the ability to realize deferred tax assets.
In July 2025, the One Big Beautiful Bill Act was signed into law. The impact of changes from this law did not have a
material tax impact on our Consolidated Statements of
Income.
Income Taxes Paid
The following table presents the federal, state and foreign
components of income taxes paid pursuant to the disclosure
requirements of ASU 2023-09 for the year ended December
31, 2025:

Year Ended December 31, 2025
(in millions)
Federal	$107
State and local	72
Foreign
Australia	18
Canada	100
Sweden	33
Other	43
Total foreign	$194
Total income taxes paid, net	$373

Cash paid for income taxes, net of refunds, for the years
ended December 31, 2024 and 2023 was $358 million and
$254 million, respectively.
Deferred Income Taxes
The temporary differences, which give rise to our deferred
tax assets and (liabilities), consisted of the following:

	December 31,
	2025	2024
Deferred tax assets:	(in millions)
Deferred revenues	$27	$40
Foreign net operating loss	9	3
Capitalized research and development costs	—	43
Federal capital loss	3	—
State net operating loss	3	3
Compensation and benefits	67	47
Deferred interest expense	16	63
Tax credits	35	18
Federal benefit of uncertain tax positions	18	16
Operating lease liabilities	128	113
Unrealized losses	36	—
Other	34	41
Gross deferred tax assets	376	387
Less: valuation allowance	(1)	—
Total deferred tax assets, net of valuation allowance	$375	$387

Deferred tax liabilities:
Depreciation	$(23)	$(30)
Amortization of acquired intangible assets and goodwill	(1,700)	(1,698)
Investments	(90)	(81)
Unrealized gains	—	(55)
Operating lease assets	(110)	(95)
Capitalized research and development costs	(3)	—
Other	(6)	(8)
Gross deferred tax liabilities	$(1,932)	$(1,967)
Net deferred tax liabilities	$(1,557)	$(1,580)
Reported as:
Non-current deferred tax assets	$27	$14
Deferred tax liabilities, net	(1,584)	(1,594)
Net deferred tax liabilities	$(1,557)	$(1,580)
In the table above, non-current deferred tax assets are
included in other non-current assets in the Consolidated
Balance Sheets.
We had a $1 million valuation allowance as of December 31,
2025 and no valuation allowances as of December 31, 2024.
Based on all available positive and negative evidence, we
believe the sources of future taxable income are sufficient to realize the remainder of Nasdaq’s deferred tax asset
inventory.
Nasdaq has deferred tax assets associated with net operating losses, or NOLs, in U.S. state and local and non-U.S.
jurisdictions as well as a capital loss with the following
expiration dates:

Jurisdiction	December 31, 2025	Expiration Date
	(in millions)
Foreign NOL	$9	2039-2044
U.S. state and local NOL	3	2026-2044
Federal capital loss	3	2030
Unrecognized Tax Benefits
A reconciliation of the beginning and ending amount of
unrecognized tax benefits is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in millions)
Beginning balance	$84	$80	$70
Additions as a result of tax positions taken in prior periods	2	3	2
Additions as a result of tax positions taken in the current period	11	15	25
Reductions related to settlements with taxing authorities	(20)	(6)	(14)
Reductions as a result of lapses of the applicable statute of limitations	(6)	(8)	(3)
Ending balance	$71	$84	$80
Unrecognized tax benefits in the table above, if recognized in the future, would affect our effective tax rate.
We recognize interest and/or penalties related to income tax matters in the provision for income taxes in the Consolidated
Statements of Income, which was $3 million tax expense for
the year ended December 31, 2025, $4 million for the year
ended December 31, 2024 and $3 million tax benefit for the
year ended for December 31, 2023. Accrued interest and
penalties, net of tax effect were $13 million as of December
31, 2025 and $10 million as of December 31, 2024.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S.
federal income tax return and applicable state and local
income tax returns and non-U.S. income tax returns. We are
subject to examination by federal, state and local, and foreign tax authorities. Our Federal income tax return is subject to examination by the Internal Revenue Service for the years
2022 through 2024. Several state tax returns are currently
under examination by the respective tax authorities for the
years 2014 through 2024. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years

2020 through 2024. We regularly assess the likelihood of
additional assessments by each jurisdiction and have
established tax reserves that we believe are adequate in
relation to the potential for additional assessments.
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
18. COMMITMENTS, CONTINGENCIES AND
GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin
collateral pledged by clearing members discussed in Note 15,
“Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through
counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled
$4 million as of December 31, 2025 and December 31, 2024.
As discussed in “Other Credit Facilities,” of Note 9, “Debt
Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in
multiple currencies, and totaled $208 million as of December
31, 2025 and $174 million as of December 31, 2024 in
available liquidity, none of which was utilized.
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
Legal and Regulatory Matters
European Commission Matter
In September 2024, the European Commission, or the EC,
conducted an inspection at the Nasdaq Stockholm offices.
The inspection related to a potential competition law concern regarding the trading of Nordic financial derivatives. We
understand that the EC's focus is a cooperative arrangement
with Eurex that was announced by Eurex and the Helsinki
Stock Exchange in 1999. The Helsinki Stock Exchange was
acquired by Nasdaq as part of our acquisition of OMX AB in
2008. The cooperative arrangement with Eurex fully ended
before Nasdaq learned of the EC's investigation.
In November 2025, the EC opened a formal antitrust
investigation to assess whether Nasdaq and Deutsche Borse
had breached European Union competition rules by
coordinating their conduct in the sector for listing, trading and clearing of financial derivatives in the European
Economic Area.
We have been cooperating with the EC but are uncertain
about the duration or ultimate outcome of its review, or to the extent there is any finding against us, the amount of any fines or other remedies.
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
Our management allocates resources, assesses performance
and manages these businesses as three separate segments. We
evaluate the performance of our segments based on several
factors, of which the primary financial measure is operating income. Our chief operating decision maker, or CODM, who
is our Chair and Chief Executive Officer, does not review
total assets or statements of income below operating income
by segments as key performance metrics; therefore, such
information is not presented below.
The following tables present certain information regarding
our business segments for the years ended December 31,
2025, 2024 and 2023:

	Capital Access Platforms	Financial Technology	Market Services	Corporate	Total
December 31, 2025		(in millions)
Total revenues	$2,137	$1,850	$4,214	$61	$8,262
Transaction- based expenses	—	—	(3,013)	—	(3,013)
Revenues less transaction- based expenses	2,137	1,850	1,201	61	5,249
Directly consumed expenses	690	871	353	—	1,914
Other expenses	173	119	84	628	1,004
Operating income	$1,274	$860	$764	$(567)	$2,331

Depreciation and amortization	42	55	45	490	632
Purchases of property and equipment	67	133	66	—	266
December 31, 2024
Total revenues	$1,945	$1,655	$3,771	$29	$7,400
Transaction- based expenses	—	—	(2,751)	—	(2,751)
Revenues less transaction- based expenses	1,945	1,655	1,020	29	4,649
Directly consumed expenses	644	794	339	—	1,777
Other expenses	164	91	84	735	1,074
Operating income	$1,137	$770	$597	$(706)	$1,798

Depreciation and amortization	38	43	39	493	613
Purchases of property and equipment	52	105	50	—	207

	Capital Access Platforms	Financial Technology	Market Services	Corporate	Total
December 31, 2023		(in millions)
Total revenues	$1,744	$1,099	$3,156	$65	$6,064
Transaction- based expenses	—	—	(2,169)	—	(2,169)
Revenues less transaction- based expenses	1,744	1,099	987	65	3,895
Directly consumed expenses	625	536	330	—	1,491
Other expenses	146	69	75	536	826
Operating income	$973	$494	$582	$(471)	$1,578

Depreciation and amortization	37	36	34	216	323
Purchases of property and equipment	53	50	55	—	158
Directly consumed expenses in the table above include both
direct and directly consumed costs for resources directly used by the segment for revenue generating activities. Other
expenses include indirect overhead costs allocated to our
segments. During the first year of integration of certain
significant acquisitions such as Adenza or Verafin, the
allocation of these indirect overhead costs to the Financial
Technology segment were phased in and therefore these
allocations may change in the future. Other expenses also
includes expenses allocated to our Corporate segment. The
following tables summarize revenues and expenses allocated
to our Corporate segment:

	Year Ended December 31,
	2025	2024	2023
Revenues:	(in millions)
Divestitures of businesses	$61	$63	$65
Adenza purchase accounting adjustment	—	(34)	—
Expenses:
Amortization expense of acquired intangible assets	487	488	206
Merger and strategic initiatives expense	60	35	148
Restructuring charges	42	116	80
Lease asset impairments	—	—	25
Legal and regulatory matters	6	20	12
(Gain) loss on extinguishment of debt	(18)	4	—
Pension settlement charge	—	23	9
Expenses - divestiture	41	46	49
Other	10	3	7
Total expenses	$628	$735	$536
Operating loss	$(567)	$(706)	$(471)
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
•Revenues and expenses - divestiture: In January 2025, we
entered into an agreement to transfer existing open
positions in our Nordic power futures business to a
European exchange. In June 2025, this transaction was
completed and consideration was received. Migration of
open positions are planned to take place by the end of the
first quarter of 2026. We expect to wind down
commodities clearing and trading services in the second
half of 2026, and the business to be wound down in the
months following. In connection with the successful
migration of open positions, Nasdaq may receive
additional consideration in 2026 and 2027, and is expected
to release regulatory capital in the medium term. Also, in
October 2025, Nasdaq completed the sale of our Solovis
business. Revenues and expenses related to these
transactions are included as revenues and expenses -
divestiture.

•Adenza purchase accounting adjustment: As discussed in
Note 3, “Revenue from Contracts with Customers,” during
the third quarter of 2024, as part of finalizing the purchase accounting of the Adenza acquisition, a one-time net
revenue reduction of $32 million was recorded in our
Financial Technology segment, reflecting the net impact of
the accounting change on AxiomSL subscription revenue
from the date of the Adenza acquisition. For purposes of
evaluating the performance of our segments, we have
excluded the reduction of $34 million as this relates to the prior year impact of this change. We have not excluded the
offsetting $2 million 2024 impact of this change.
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
The frequency and the amount of such expenses vary
significantly based on the size, timing and complexity of
the transactions.
◦For the years ended December 31, 2025, and December
31, 2024, these costs included Adenza integration costs
and other strategic initiative costs. For the year ended
December 31, 2024, these costs were partially offset by
the recognition of a termination fee received by Nasdaq
in 2024, related to the termination of the proposed
divestiture of our Nordic power futures business. For the
year ended December 31, 2025, these costs included a
repayment of this fee due to the sale of the Nordic power
futures business to another buyer, as designated in the
settlement agreement.
•Restructuring charges: See Note 20, “Restructuring
Charges,” for further discussion of these plans.
•Lease asset impairments: For year ended December 31,
2023, this included impairment charges related to our
operating lease assets and leasehold improvements
associated with vacating certain leased office space, which
are recorded in occupancy and depreciation and
amortization expense in the Consolidated Statements of
Income.
•Legal and regulatory matters: For the year ended
December 31, 2025, this includes accruals relating to
certain legal matters, which are recorded in professional
and contract services in the Consolidated Statements of
Income. For the year ended December 31, 2024, this
primarily related to the settlement of an SFSA fine, and
accruals related to certain legal matters, which are recorded in regulatory expense and professional and contract
services in the Consolidated Statements of Income.
•Gain/loss on extinguishment of debt: For the year ended
December 31, 2025 we recorded a gain on early
extinguishment of debt and for the year ended December
31, 2024 we recorded a loss on early extinguishment of
debt. These gains and losses were recorded under general,
administrative and other expense in the Consolidated
Statements of Income. See Note 9, “Debt Obligations,” to
the consolidated financial statements for further discussion.
•Pension settlement charge: For the years ended December
31, 2024 and 2023, we recorded a pre-tax charge as a result
of settling our U.S. pension plan. The plan was terminated
and partially settled in 2023, with final settlement
occurring during the first quarter of 2024. The pre-tax
charge is recorded in compensation and benefits expense in
the Consolidated Statements of Income.
•Other items: We have included certain other charges or
gains in corporate items, to the extent we believe they
should be excluded when evaluating the ongoing operating
performance of each individual segment.
Geographic Data
The following tables present total gross revenues by
geographic area for the years ended December 31, 2025,
2024 and 2023. Revenues are classified based upon the
location of the customer.

	Year Ended December 31,
	2025	2024	2023
	(in millions)
United States	$5,947	$5,817	$4,870
All other countries	2,315	1,583	1,194
Total	$8,262	$7,400	$6,064
No single customer accounted for 10.0% or more of our
revenues for the years ended December 31, 2025, 2024 and
2023.
The following table presents property and equipment, net by
geographic area as of December 31, 2025 and December 31,
2024. Property and equipment information is based on the
physical location of the assets.

(in millions)	December 31, 2025	December 31, 2024
United States	$500	$425
All other countries	228	168
Total	$728	$593
Property and equipment, net for all other countries primarily includes assets held in Sweden.

20. RESTRUCTURING CHARGES
In the fourth quarter of 2023, following the closing of the
Adenza acquisition, our management approved, committed to
and initiated a restructuring program, “Adenza
Restructuring” to optimize our efficiencies as a combined
organization. We further expanded this program in the fourth quarter of 2024 following the achievement of our initial
targets. In connection with this program, we expect to incur approximately $140 million in pre-tax charges. We have
incurred costs principally related to employee-related costs, contract terminations, asset impairments and other related
costs and expect to incur additional costs in these areas in an effort to accelerate efficiencies through location strategy and enhanced AI capabilities. Actions taken as part of this
program were completed as of December 31, 2025, while
certain costs may be recognized in the first half of 2026. We have achieved benefits primarily in the form of expense
synergies with over $160 million net expense synergies
actioned through December 31, 2025.
Costs related to these programs are recorded as restructuring charges in the Consolidated Statements of Income.
The following table presents a summary of the Adenza
restructuring program and our divisional realignment
program charges for the years ended December 31, 2025,
2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
(in millions)
Asset impairment charges
Adenza restructuring	$1	$28	$—
Divisional realignment	—	9	12
Consulting services
Adenza restructuring	8	5	3
Divisional realignment	—	27	34
Employee-related costs
Adenza restructuring	27	20	6
Divisional realignment	—	8	13
Other
Adenza restructuring	6	9	1
Divisional realignment	—	10	11
Total restructuring charges	$42	$116	$80
The following table presents total program costs incurred
since the inception date of each program.

Total Program Costs Incurred (in millions)
Adenza restructuring	$114
Divisional realignment*	$139
____________
* In October 2022, following our September 2022 announcement to realign our segments and leadership, we initiated a divisional realignment program with a focus on realizing the full potential of this structure. As of September 30, 2024, we completed our
divisional realignment program.