Form 10-Q
period 2026-03-31
NASDAQ, INC.
filed 2026-04-24
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	March 31, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
Commission file number: 001-38855
___________________________________
Nasdaq, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-1165937
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

151 W. 42nd Street,	New York,	New York	10036
(Address of Principal Executive Offices)			(Zip Code)
Registrant’s telephone number, including area code: +1 212 401 8700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	NDAQ	The Nasdaq Stock Market
Common Stock, $0.01 par value per share	NDAQ	Nasdaq Texas, LLC
4.500% Senior Notes due 2032	NDAQ32	The Nasdaq Stock Market
0.900% Senior Notes due 2033	NDAQ33	The Nasdaq Stock Market
0.875% Senior Notes due 2030	NDAQ30	The Nasdaq Stock Market
1.75% Senior Notes due 2029	NDAQ29	The Nasdaq Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2026
Common Stock, $0.01 par value per share	565,540,798	shares

i
Nasdaq, Inc.
ii
About this Form 10-Q
Throughout this Form 10-Q, unless otherwise specified:
•“Nasdaq,” “we,” “us” and “our” refer to Nasdaq, Inc.
•“Nasdaq Baltic” refers to collectively, Nasdaq Tallinn
AS, Nasdaq Riga, AS, and AB Nasdaq Vilnius.
•“Nasdaq Texas” refers to the cash equity exchange
operated by Nasdaq Texas, LLC, formerly Nasdaq BX.
•“NTX Options” refers to the options exchange operated
by Nasdaq Texas, LLC, formerly Nasdaq BX Options.
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
Nasdaq also provides the following list of abbreviations and acronyms used throughout this Quarterly Report on Form 10-
Q as a tool for the reader.
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
iii
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
While we are not aware of any misstatements regarding
industry data presented herein, our estimates involve risks
and uncertainties and are subject to change based on various factors. We refer you to the “Risk Factors” section in our
Form 10-K for the fiscal year ended December 31, 2025 that
was filed with the SEC on February 12, 2026.
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
Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the
uncertainty and any risk related to forward-looking
statements that we make. These risk factors are more fully
described in the “Risk Factors” section in our Form 10-K
filed with the SEC on February 12, 2026. You are cautioned
not to place undue reliance on these forward-looking
statements, which speak only as of the date of this report. You should carefully read this entire Quarterly Report on Form
10-Q, including “Part I. Item 2. Management’s Discussion
and Analysis of Financial Condition and Results of
Operations” and the condensed consolidated financial
statements and the related notes. Except as required by the
federal securities laws, we undertake no obligation to update any forward-looking statement, release publicly any revisions to any forward-looking statements or report the occurrence
of unanticipated events. For any forward-looking statements
contained in any document, we claim the protection of the
safe harbor for forward-looking statements contained in the
Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$515	$604
Restricted cash and cash equivalents	49	210
Default funds and margin deposits (including restricted cash and cash equivalents of $572 and $3,120, respectively)	2,253	5,842
Financial investments	184	28
Receivables, net	985	943
Other current assets	388	376
Total current assets	4,374	8,003
Property and equipment, net	739	728
Goodwill	14,307	14,371
Intangible assets, net	6,376	6,511
Operating lease assets	485	447
Other non-current assets	1,020	993
Total assets	$27,301	$31,053

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$245	$280
Accrued personnel costs	209	364
Deferred revenue	1,093	785
Other current liabilities	160	259
Default funds and margin deposits	2,253	5,842
Short-term debt	431	431
Total current liabilities	4,391	7,961
Long-term debt	8,526	8,573
Deferred tax liabilities, net	1,611	1,584
Operating lease liabilities	488	462
Other non-current liabilities	247	241
Total liabilities	15,263	18,821

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 589,846,052 at March 31, 2026 and 594,620,320 at December 31, 2025; shares outstanding: 564,750,026 at March 31, 2026 and 569,894,024 at December 31, 2025	6	6
Additional paid-in capital	4,627	5,122
Common stock in treasury, at cost: 25,096,026 shares at March 31, 2026 and 24,726,296 shares at December 31, 2025	(747)	(716)
Accumulated other comprehensive loss	(1,807)	(1,773)
Retained earnings	9,954	9,588
Total Nasdaq stockholders’ equity	12,033	12,227
Noncontrolling interests	5	5
Total equity	12,038	12,232
Total liabilities and equity	$27,301	$31,053
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenues:
Capital Access Platforms	$565	$508
Financial Technology	517	432
Market Services	1,047	1,140
Other revenues	8	16
Total revenues	2,137	2,096
Transaction-based expenses:
Transaction rebates	(724)	(585)
Brokerage, clearance and exchange fees	(6)	(274)
Revenues less transaction-based expenses	1,407	1,237
Operating expenses:
Compensation and benefits	356	329
Professional and contract services	39	36
Technology and communication infrastructure	84	77
Occupancy	33	28
General, administrative and other	29	6
Marketing and advertising	20	14
Depreciation and amortization	165	156
Regulatory	9	15
Merger and strategic initiatives	4	24
Restructuring charges	11	5
Total operating expenses	750	690
Operating income	657	547
Interest income	6	11
Interest expense	(87)	(96)
Net gain on divestitures	89	—
Other losses	(14)	(1)
Net income from unconsolidated investees	26	27
Income before income taxes	677	488
Income tax provision	158	93
Net income	$519	$395
Per share information:
Basic earnings per share	$0.92	$0.69
Diluted earnings per share	$0.91	$0.68
Cash dividends declared per common share	$0.27	$0.24
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Net income	$519	$395
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(20)	175
Income tax benefit (expense)(1)	(17)	30
Foreign currency translation, net	(37)	205

Unrealized gain (loss) on derivatives instruments, net	3	(2)

Total other comprehensive income (loss), net of tax	(34)	203
Comprehensive income	$485	$598
____________
(1)Primarily relates to the tax effect of unrealized gains and losses on our Euro Notes.
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in millions)

	Three Months Ended March 31,
	2026		2025
	Shares	$	Shares	$
Common stock	570	6	575	6

Additional paid-in capital
Beginning balance		5,122		5,530
Share repurchase program	(6)	(548)	(2)	(115)
Share-based compensation	1	38	2	35
Issuance of stock under employee stock plans	1	15	—	—
Ending balance		4,627		5,450

Common stock in treasury, at cost
Beginning balance		(716)		(647)
Employee shares withheld	(1)	(31)	(1)	(25)
Ending balance		(747)		(672)

Accumulated other comprehensive loss
Beginning balance		(1,773)		(2,099)
Other comprehensive income (loss)		(34)		203
Ending balance		(1,807)		(1,896)

Retained earnings
Beginning balance		9,588		8,401
Net income		519		395
Cash dividends declared and paid		(153)		(138)
Ending balance		9,954		8,658

Total Nasdaq stockholders’ equity		12,033		11,546

Noncontrolling interests
Beginning balance		5		9
Net activity related to noncontrolling interests		—		—
Ending balance		5		9

Total Equity	565	$12,038	574	$11,555
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$519	$395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165	156
Share-based compensation	38	35
Deferred income tax expense	12	6
Net gain on divestitures	(89)	—
Net income from unconsolidated investees	(26)	(27)
Other reconciling items included in net income	21	(11)
Net change in operating assets and liabilities, excluding the effects of divestitures:
Receivables, net	(49)	48
Other assets	94	66
Accounts payable and accrued expenses	(33)	(17)
Section 31 fees payable to SEC	—	(55)
Accrued personnel costs	(153)	(134)
Deferred revenue	311	257
Other liabilities	(121)	(56)
Net cash provided by operating activities	689	663
Cash flows from investing activities:
Purchases of securities	(166)	(105)
Proceeds from sales and redemptions of securities	8	105
Purchases of property and equipment	(60)	(49)
Investments related to default funds and margin deposits, net(1)	976	(204)
Other investing activities	(11)	(5)
Net cash provided by (used in) investing activities	747	(258)
Cash flows from financing activities:
Repayments of debt and credit commitment	—	(257)
Repurchases of common stock	(548)	(115)
Dividends paid	(153)	(138)
Proceeds from issuance of stock under employee stock plans	15	—
Payments related to employee shares withheld for taxes	(31)	(25)
Default funds and margin deposits	(3,467)	(549)
Other financing activities	—	1
Net cash used in financing activities	(4,184)	(1,083)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(50)	403
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(2,798)	(275)
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	3,934	5,006
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$1,136	$4,731
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$515	$690
Restricted cash and cash equivalents	49	18
Restricted cash and cash equivalents (default funds and margin deposits)	572	4,023
Total	$1,136	$4,731
Supplemental Disclosure - Cash Flow Information
Cash paid for:
Interest paid	$126	$125
Income taxes paid, net of refunds	$167	$45
__________________________
(1)See "Default Fund Contributions and Margin Deposits," of Note 14, "Clearing Operations," for further details.
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. ORGANIZATION AND NATURE OF OPERATIONS
Nasdaq is a leading technology platform that powers the
world’s economies. We architect the infrastructure of the
world’s most modern markets, power the innovation
economy, and build trust in the financial system. We
empower economic opportunity by designing and deploying
advanced technology, data, and intelligence solutions that
enable our clients to capture opportunities, navigate risk, and strengthen resilience.
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
As of March 31, 2026, a total of 5,677 companies listed
securities on our U.S., Nasdaq Nordic, Nasdaq Baltic and
Nasdaq First North exchanges. As of March 31, 2026, there
were 4,570 total listings on The Nasdaq Stock Market,
including 1,180 ETPs. The Nasdaq combined market
capitalization in the U.S. was approximately $36.4 trillion. In
Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges,
together with Nasdaq First North, were home to 1,107 listed
companies with a combined market capitalization of
approximately $2.2 trillion.
Our Index business develops and licenses Nasdaq-branded
indices and financial products. We also license cash-settled futures, options and options on futures on our indices. As of
March 31, 2026, 470 ETPs listed on 27 exchanges in over 20
countries tracked a Nasdaq index and accounted for $836
billion in AUM.
Workflow & Insights includes our analytics and corporate
solutions businesses. Our analytics business provides hedge
funds, asset managers, investment consultants and
institutional asset owners with information and analytics to make data-driven investment decisions, deploy their
resources more productively, and provide liquidity solutions for private funds. Through our eVestment solution, we
provide a suite of cloud-based solutions that help institutional investors and consultants conduct pre-investment due
diligence, and monitor their portfolios post-investment. The
eVestment platform also enables asset managers to efficiently distribute information about their firms and funds to asset
owners and consultants worldwide. In October 2025, we sold
our Solovis business, a financial technology platform
offering portfolio monitoring and analytics tools. Revenues
from this business are reflected in Other revenues in the
Condensed Consolidated Statements of Income for all
periods presented, and in our Corporate segment for our
segment disclosures.
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
Capital Markets Technology businesses.
Financial Crime Management Technology includes our
Nasdaq Verafin solution, a cloud-based platform leveraging
consortium data and AI to help more than 2,800 financial
institutions detect, investigate, and report money laundering and financial fraud.
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
Market Services
Our Market Services segment includes revenues from equity
derivatives trading, cash equity trading, Nordic fixed income trading & clearing, Nordic commodities and U.S. Tape plans
data. We operate 19 exchanges across several asset classes,
including derivatives, commodities, cash equity, debt,
structured products and ETPs. In addition, in certain
countries where we operate exchanges, we also provide
clearing, settlement and central depository services. In the first quarter of 2026 we completed the transfer of existing
open positions in our Nordic power futures business to a
European exchange. See Note 4, “Divestitures,” for further
discussion. Revenues from this business are reflected in
Other revenues in the Consolidated Statements of Income for
all periods presented, and in our Corporate segment for our
segment disclosures.
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
3. REVENUE FROM CONTRACTS WITH
CUSTOMERS
Disaggregation of Revenue
The following table summarizes the disaggregation of
revenue by major product and service and by segment for the
three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Capital Access Platforms
Data & Listing Services	$214	$192
Index	220	193
Workflow & Insights	131	123
Financial Technology
Financial Crime Management Technology	93	77
Regulatory Technology	118	101
Capital Markets Technology	306	254
Market Services, net	317	281
Other revenues	8	16
Revenues less transaction-based expenses	$1,407	$1,237
Substantially all revenues from the Capital Access Platforms and Financial Technology segments were recognized over
time for the three months ended March 31, 2026 and 2025.
Substantially all revenues from our Market Services segment
were recognized at a point in time for the same periods.
Contract Balances
Substantially all of our revenues are considered to be
revenues from contracts with customers. The related accounts receivable balances are recorded in the Condensed
Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $14 million as of March
31, 2026 and $11 million as of December 31, 2025. Changes
to the allowance for doubtful accounts during the three
months ended March 31, 2026 were not material to our
condensed consolidated financial statements. We do not have
obligations for warranties, returns or refunds to customers.
Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance
obligations and is the only significant contract asset or
liability as of March 31, 2026. See Note 7, “Deferred
Revenue,” for our discussion on deferred revenue balances,
activity, and expected timing of recognition.
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
The following table summarizes the amount of the
transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of
March 31, 2026:

	Financial Crime Management Technology	Regulatory Technology	Capital Markets Technology	Workflow & Insights	Total
	(in millions)
Remainder of 2026	$267	$264	$292	$135	$958
2027	300	293	334	118	1,045
2028	188	223	269	54	734
2029	79	123	164	30	396
2030	20	81	104	23	228
2031+	4	39	236	5	284
Total	$858	$1,023	$1,399	$365	$3,645

4. Divestitures
In January 2025, we entered into an agreement to transfer
existing open positions in our Nordic power futures business to a European exchange. In June 2025, this transaction was
completed and partial consideration was received. Migration
of open positions was completed during the first quarter of
2026, resulting in an incremental gain of $88 million, net of costs to sell. This additional consideration was received in
April 2026. We expect to wind down the commodities
clearing and trading services by the end of the second quarter of 2026, and the business to be wound down in the months
following. In connection with the successful migration of
open positions, Nasdaq may receive additional consideration
in 2027, and is expected to release regulatory capital in the medium term.
In April 2025, Nasdaq completed the sale of our Nasdaq Risk
Modelling for Catastrophes business previously included in
Capital Markets Technology within our Financial
Technology segment.
In October 2025, Nasdaq completed the sale of our Solovis
business which was previously included in Workflow &
Insights within our Capital Access Platforms segment.
The impact of the transactions described above is net of cost to sell and is included in net gain on divestitures in the
Condensed Consolidated Statements of Income.
5. GOODWILL AND ACQUIRED INTANGIBLE
ASSETS
Goodwill
The following table presents the changes in goodwill by
business segment during the three months ended March 31,
2026:

(in millions)
Capital Access Platforms
Balance at December 31, 2025	$4,285
Foreign currency translation adjustments	(30)
Balance at March 31, 2026	$4,255
Financial Technology
Balance at December 31, 2025	$7,952
Foreign currency translation adjustments	(3)
Balance at March 31, 2026	$7,949
Market Services
Balance at December 31, 2025	$2,134
Foreign currency translation adjustments	(31)
Balance at March 31, 2026	$2,103

Total
Balance at December 31, 2025	$14,371
Foreign currency translation adjustments	(64)
Balance at March 31, 2026	$14,307
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
There was no impairment of goodwill or indefinite-lived
intangibles for the three months ended March 31, 2026 and
2025; however, events such as prolonged economic weakness
or unexpected significant declines in operating results of any of our reporting units or businesses may result in goodwill
impairment charges in the future.
Acquired Intangible Assets
The following table presents details of our total acquired
intangible assets, both finite- and indefinite-lived:

	March 31, 2026	December 31, 2025
Finite-Lived Intangible Assets	(in millions)
Gross Amount:
Technology	$1,222	$1,222
Customer relationships	5,711	5,711
Trade names and other	405	405
Foreign currency translation adjustment	(172)	(163)
Total gross amount	$7,166	$7,175
Accumulated Amortization:
Technology	$(580)	$(531)
Customer relationships	(1,500)	(1,432)
Trade names and other	(58)	(53)
Foreign currency translation adjustment	120	113
Total accumulated amortization	$(2,018)	$(1,903)
Net Amount:
Technology	$642	$691
Customer relationships	4,211	4,279
Trade names and other	347	352
Foreign currency translation adjustment	(52)	(50)
Total finite-lived intangible assets	$5,148	$5,272

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	52	52
Foreign currency translation adjustment	(202)	(191)
Total indefinite-lived intangible assets	$1,228	$1,239
Total intangible assets, net	$6,376	$6,511
There was no impairment of intangible assets for the three
months ended March 31, 2026 and 2025.

The following table presents our amortization expense for
acquired finite-lived intangible assets:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Amortization expense	$121	$122
The table below presents the estimated future amortization
expense (excluding the impact of foreign currency translation adjustments of $52 million as of March 31, 2026) of acquired finite-lived intangible assets as of March 31, 2026:

(in millions)
Remainder of 2026	$368
2027	507
2028	460
2029	433
2030	270
2031+	3,162
Total	$5,200
6. INVESTMENTS
The following table presents the details of our investments:

	March 31, 2026	December 31, 2025
	(in millions)
Financial investments	$184	$28
Equity method investments	538	512
Equity securities	160	175
Financial Investments
Financial investments are comprised of trading securities,
primarily highly rated European government debt securities,
of which $168 million as of March 31, 2026 and $18 million
as of December 31, 2025 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing
operations at Nasdaq Clearing. Capital held for regulatory
purposes is invested to optimize returns while staying within approved risk tolerances. This active portfolio management
can result in assets held as shorter term investments which
meet the criteria to be classified as cash equivalents, and
would then be included in restricted cash and cash
equivalents or longer term investments, which would be
classified as financial investments in the Condensed
Consolidated Balance Sheets.
Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of March 31, 2026 and 2025,
our equity method investments primarily included our 40.0%
equity interest in OCC.
The carrying amounts of our equity method investments are
included in other non-current assets in the Condensed
Consolidated Balance Sheets. No impairments were recorded
for the three months ended March 31, 2026 and 2025.
Net income recognized from our equity interest in the
earnings and losses of these equity method investments was
$26 million and $27 million for the three months ended
March 31, 2026 and 2025, respectively.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated
Balance Sheets. The majority of our equity securities as of
March 31, 2026 do not have a readily determinable fair value and therefore we have elected the measurement alternative.
No material adjustments were made to the carrying value of
these equity securities for the three months ended March 31,
2026 and 2025. We mark-to-market equity securities, which
have a readily determinable fair value, with gains and losses recognized in other losses in the Condensed Consolidated
Statements of Income. Net loss from the change in fair value of these equity securities was $15 million for the three
months ended March 31, 2026, and immaterial for the three
months ended March 31, 2025. As of March 31, 2026 and
December 31, 2025, our equity securities primarily represent various strategic minority investments made through our
corporate venture program. Our investment in equity
securities is included in other investing activities in the
Condensed Consolidated Statements of Cash Flows.
7. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred
revenue during the three months ended March 31, 2026 are
reflected in the following table:

	Balance at December 31, 2025	Additions	Revenue Recognized	Foreign Currency Translation	Balance at March 31, 2026
Capital Access Platforms:			(in millions)
Initial Listings	$96	$14	$(11)	$—	$99
Annual Listings	3	293	(1)	(1)	294
Workflow & Insights	199	101	(80)	(1)	219
Other	24	8	(4)	—	28
Financial Technology:
Financial Crime Management Technology	189	88	(76)	—	201
Regulatory Technology	166	56	(62)	—	160
Capital Markets Technology	196	53	(69)	(1)	179
Total	$873	$613	$(303)	$(3)	$1,180
In the above table:
•Additions include deferred revenue billed in the current
period, net of recognition.
•Revenue recognized includes revenue recognized during
the current period that was included in the beginning
balance.

•Other, within our Capital Access Platforms segment,
primarily includes deferred revenue from our non-U.S.
listing of additional shares fees and our Index business.
As of March 31, 2026, we estimate that our deferred revenue
will be recognized in the following years:

Fiscal year ended:	2026	2027	2028	2029	2030	2031+	Total
Capital Access Platforms:			(in millions)
Initial Listings	$31	$29	$17	$11	$8	$3	$99
Annual Listings	294	—	—	—	—	—	294
Workflow & Insights	202	17	—	—	—	—	219
Other	15	7	4	2	—	—	28
Financial Technology:
Financial Crime Management Technology	181	18	2	—	—	—	201
Regulatory Technology	149	11	—	—	—	—	160
Capital Markets Technology	158	15	3	3	—	—	179
Total	$1,030	$97	$26	$16	$8	$3	$1,180
In the above table, 2026 represents the remaining nine
months of 2026.
Deferred revenue that will be recognized beyond March 31,
2027 is included in other non-current liabilities in the
Condensed Consolidated Balance Sheets. The timing of
recognition of deferred revenue related to certain contracts represents our best estimates as the recognition is primarily dependent upon the completion of customization and any
significant modifications made pursuant to existing contracts.
8. DEBT OBLIGATIONS
The following table presents the changes in the carrying
amounts of our debt obligations during the three months
ended March 31, 2026:

	December 31, 2025	Payments, Foreign Currency Translation and Accretion	March 31, 2026
Short-term debt:	(in millions)
2026 Notes	$431	$—	$431
Total short-term debt	$431	$—	$431
Long-term debt - senior unsecured notes:
2028 Notes	793	1	794
2029 Notes	702	(11)	691
2030 Notes	702	(12)	690
2031 Notes	646	—	646
2032 Notes	874	(14)	860
2033 Notes	719	(12)	707
2034 Notes	1,122	1	1,123
2040 Notes	645	—	645
2050 Notes	488	—	488
2052 Notes	407	—	407
2053 Notes	739	—	739
2063 Notes	738	—	738
2022 Revolving Credit Facility	(2)	—	(2)
Total long-term debt	$8,573	$(47)	$8,526
Total debt obligations	$9,004	$(47)	$8,957
Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other
outstanding senior unsecured notes were issued at a discount.
As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of
March 31, 2026, the amounts in the table above reflect the
aggregate principal amount, which is net of discount and debt issuance costs, which are being accreted and amortized
through interest expense over the life of the applicable notes.
The accretion of the discount and amortization of the debt
issuance costs was $2 million for the three months ended
March 31, 2026. Our Euro Notes are adjusted for the impact
of foreign currency translation. Our senior unsecured notes
are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior
unsecured notes were issued under indentures that, among
other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes
may be redeemed by Nasdaq at any time, subject to a make-
whole amount.

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
Net Investment Hedge
Our Euro Notes have been designated as a hedge of our net
investment in certain foreign subsidiaries to mitigate the
foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these
notes is recorded in foreign currency translation gains
(losses) within accumulated other comprehensive loss in the
Condensed Consolidated Balance Sheets. For the three
months ended March 31, 2026, the impact of translation
decreased the U.S. dollar value of our Euro Notes by $49
million.
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
As of March 31, 2026, no amounts were outstanding on the
2022 Revolving Credit Facility. The $(2) million balance
represents unamortized debt issuance costs which are being
amortized through interest expense over the life of the credit facility.
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
These commitment fees are included in interest expense and
were not material for the three months ended March 31, 2026
and 2025.
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
This program is supported by our 2022 Revolving Credit
Facility. As of March 31, 2026 and December 31, 2025 we
had no outstanding commercial paper.
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies,
primarily to support our Nasdaq Clearing operations in
Europe, as well as to provide a cash pool credit line. These credit facilities, in aggregate, totaled $202 million as of
March 31, 2026 and $208 million as of December 31, 2025 in
available liquidity, none of which was utilized. Generally,
these facilities each have a one-year term, and renew
automatically. The amounts borrowed under these various
credit facilities bear interest on the principal amount
outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an
applicable margin. We are charged commitment fees (as
defined in the applicable credit agreement), whether or not
amounts have been borrowed. These commitment fees are
included in interest expense and were not material for the
three months ended March 31, 2026 and 2025.
These facilities include customary affirmative and negative
operating covenants and events of default.
Debt Covenants
As of March 31, 2026, we were in compliance with the
covenants of all of our debt obligations.
9. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) plan, which is a voluntary defined
contribution savings plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and
are also eligible for an employer contribution match at an
amount equal to 100.0% of the first 6.0% of eligible
employee contributions. The following table presents the
savings plan expense for the three months ended March 31,
2026 and 2025, which is included in compensation and
benefits expense in the Condensed Consolidated Statements
of Income:

	Three Months Ended March 31,
	2026	2025
(in millions)
Savings Plan expense	$5	$5
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
The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated
Statements of Income:

	Three Months Ended March 31,
	2026	2025
(in millions)
Retirement Plans expense	$10	$7
Nonqualified Deferred Compensation Plan
We sponsor a nonqualified deferred compensation plan, the
Nasdaq, Inc. Deferred Compensation Plan. This plan
provides certain eligible employees with the opportunity to
defer a portion of their annual salary and bonus up to certain approval limits. The deferred plan assets and corresponding
liabilities are measured at fair value and included within
other non-current assets and liabilities in the Condensed
Consolidated Balance Sheets. All deferrals and associated
earnings are our general unsecured obligations and were
immaterial for the three months ended March 31, 2026 and
2025.
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
Summary of Share-Based Compensation Expense
The following table presents the total share-based
compensation expense resulting from equity awards and the
15.0% discount for the ESPP for the three months ended
March 31, 2026 and 2025, which is primarily included in
compensation and benefits expense in the Condensed
Consolidated Statements of Income:

	Three Months Ended March 31,
	2026	2025
(in millions)
Share-based compensation expense before income taxes	$38	$35
Common Shares Available Under Our Equity Plan
As of March 31, 2026, we had approximately 21.7 million
shares of common stock authorized for future issuance under
our Equity Plan.
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
The following table summarizes our restricted stock activity for the three months ended March 31, 2026:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	3,920,464	$64.06
Granted	13,567	94.95
Vested	(72,990)	58.11
Forfeited	(40,849)	64.76
Unvested at March 31, 2026	3,820,192	$64.28
As of March 31, 2026, $121 million of total unrecognized
compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 2.1 years.
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
In 2024, we also granted PSUs with a two-year performance
period to certain eligible executives at the senior vice
president level and above. These PSUs were based on
performance measures relating to the implementation of
certain integration actions in connection with the Adenza
acquisition. Achievement of the targets impacted the amount
of shares that each PSU eligible individual received. The
PSUs had a two-year performance period and will vest one
year after the end of the performance period, and settled in shares of our common stock. The grantees of the PSUs under
this program were eligible to receive between 0.0% and
200.0% of the number of PSUs granted. The performance
period for these PSUs has ended and exceeded the applicable
performance metrics, and resulted in the issuance of an
additional 87,460 shares for overachievement. These shares
were granted in the first quarter of 2026 and will vest in
January 2027.
The following table summarizes our PSU activity for the
three months ended March 31, 2026:

	PSUs
	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	2,378,130	$74.91
Granted	214,366	55.64
Vested	(778,716)	52.72
Forfeited	(3,116)	88.92
Unvested at March 31, 2026	1,810,664	$82.34
As of March 31, 2026, the total unrecognized compensation
cost related to the outstanding PSU awards is $68 million and is expected to be recognized over a weighted-average period
of 1.2 years.
Stock Options
There were no stock option awards granted for the three
months ended March 31, 2026. We received net cash
proceeds of $15 million from the exercise of 692,840 stock
options for the three months ended March 31, 2026.
There were no stock option awards granted and no stock
options exercised for the three months ended March 31,
2025.
A summary of our outstanding and exercisable stock options
at March 31, 2026 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2025	1,420,323	$41.79
Exercised	(692,840)	22.23
Outstanding at March 31, 2026	727,483	$60.42	5.0	$18
Exercisable at March 31, 2026	113,611	$22.23	0.8	$7
As of March 31, 2026, the aggregate pre-tax intrinsic value
represents the difference between our closing stock price on
March 31, 2026 of $84.89 and the exercise price, times the
number of shares that would have been received by the
option holder had the option holder exercised the stock
options on that date. This amount can change based on the
fair market value of our common stock. As of March 31,
2026, 0.1 million outstanding stock options were exercisable and the exercise price was $22.23, and as of March 31, 2025,
0.8 million outstanding stock options were exercisable and
the exercise price was $22.23.
ESPP
We have an ESPP under which approximately 10.1 million
shares of our common stock were available for future
issuance as of March 31, 2026. Under our ESPP, employees
may purchase shares having a value not exceeding 10.0% of
their annual compensation, subject to applicable annual
Internal Revenue Service limitations. We record
compensation expense related to the 15.0% discount that is
given to our employees.
11. NASDAQ STOCKHOLDERS’ EQUITY
Common Stock
As of March 31, 2026, 900,000,000 shares of our common
stock were authorized, 589,846,052 shares were issued and
564,750,026 shares were outstanding. As of December 31,
2025, 900,000,000 shares of our common stock were
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
We held 25,096,026 shares of common stock in treasury as of
March 31, 2026 and 24,726,296 shares as of December 31,
2025, most of which are related to shares of our common
stock withheld for the settlement of employee tax
withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
In February 2026, our board of directors authorized an
increase to our share repurchase program, bringing the
aggregate authorized amount to $3.0 billion. As of March 31,
2026, the remaining aggregate authorized amount under the
existing share repurchase program was $2.9 billion.
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
The following is a summary of our share repurchase activity, reported based on settlement date, for the three months ended
March 31, 2026:

Three Months Ended March 31, 2026
Number of shares of common stock repurchased	6,318,814
Average price paid per share	$86.67
Total purchase price (in millions)	$548
In January 2026, we entered into a $300 million variable
notional ASR agreement, initially receiving 2,094,972 shares of our common stock. Upon final settlement in February
2026, we received an additional 1,047,758 shares plus $15
million cash reflecting the difference between the
prepayment and final notional amount. These shares are
included in the number of shares of common stock
repurchased in the table above.
The table above excludes an aggregate of 369,730 shares
withheld to satisfy tax obligations of the grantee upon the
vesting of restricted stock and PSUs.
Under ASR agreements, we make payments to our
counterparties and receive an initial delivery of shares of
common stock. The final number of shares to be repurchased
is based on the volume-weighted average price of Nasdaq's
common stock during the term of the ASR agreement, less a
discount and subject to adjustments pursuant to the terms of the ASR agreement. At settlement, our counterparty may be
required to deliver additional shares of common stock to us
or, under certain circumstances, we may be required to
deliver shares of our common stock or may elect to make a
cash payment to our counterparty. Receiving our shares of
common stock, during initial delivery and the final receipt of shares upon settlement of the ASR agreements, results in an
immediate reduction of the outstanding shares used to
calculate the weighted-average common shares outstanding
for basic and diluted earnings per share.
Preferred Stock
Our certificate of incorporation authorizes the issuance of
30,000,000 shares of preferred stock, par value $0.01 per
share, issuable from time to time in one or more series. As of
March 31, 2026 and December 31, 2025, no shares of
preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During the first quarter of 2026, our board of directors
declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 28, 2026	$0.27	March 16, 2026	$153	March 30, 2026
The total amount paid of $153 million was recorded in
retained earnings in the Condensed Consolidated Balance
Sheets at March 31, 2026.
In April 2026, the board of directors approved a regular
quarterly cash dividend of $0.31 per share on our outstanding common stock, which reflects an increase of 15% from our
most recent quarterly cash dividend of $0.27 per share. The
dividend is payable on June 26, 2026 to shareholders of
record at the close of business on June 12, 2026. The
estimated aggregate payment of this dividend is $175 million.
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

	Three Months Ended March 31,
	2026	2025
Numerator:	(in millions, except share and per share amounts)
Net income	$519	$395
Denominator:
Weighted-average common shares outstanding for basic earnings per share	566,824,539	575,045,177
Weighted-average effect of dilutive securities - Employee equity awards	4,921,948	4,937,681
Weighted-average common shares outstanding for diluted earnings per share	571,746,487	579,982,858
Basic and diluted earnings per share:
Basic earnings per share	$0.92	$0.69
Diluted earnings per share	$0.91	$0.68
In the table above, employee equity awards from our PSU
program, which are considered contingently issuable, are
included in the computation of dilutive earnings per share on a weighted average basis when management determines that
the applicable performance criteria would have been met if
the performance period ended as of the date of the relevant
computation.
Securities that were not included in the computation of
diluted earnings per share because their effect was
antidilutive were immaterial for the three months ended
March 31, 2026 and 2025.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present our financial assets and financial liabilities that were measured at fair value on a recurring
basis as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$178	$178	$—	$—
State-owned enterprises and municipal securities	6	—	6	—
Total financial investments	$184	$178	$6	$—
Equity securities	10	10	—	—
Total assets at fair value	$194	$188	$6	$—
	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$28	$28	$—	$—
Total financial investments	$28	$28	$—	$—
Equity securities	25	25	—	—
Total assets at fair value	$53	$53	$—	$—
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
We have also utilized foreign exchange forward contracts as
economic hedges of foreign currency-denominated assets and
liabilities that are not designated as hedging instruments. The fair value changes of these contracts are recorded in general, administrative and other expenses in the Condensed
Consolidated Statements of Income, together with the re-
measurement gain or loss from the hedged balance sheet
position.

All derivative contracts are measured at fair value using
Level 2 inputs based on observable foreign currency
exchange rates and interest rates, and recorded under other
current and other non-current assets and other current and
other non-current liabilities in the Condensed Consolidated
Balance Sheets. As of March 31, 2026 and December 31,
2025, the fair value of these contracts was not material and therefore not included in the tables above. We do not use
derivative instruments for trading or speculative purposes.
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
We also consider our debt obligations to be financial
instruments. As of March 31, 2026, all of our outstanding
debt obligations were fixed-rate obligations. We may be
exposed to changes in interest rates as a result of borrowings under our 2022 Revolving Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate.
We may be exposed to changes in interest rates on amounts
outstanding from the sale of commercial paper under our
commercial paper program. The fair value of our remaining
debt obligations utilizing prevailing market rates for our fixed rate debt was $8.3 billion as of March 31, 2026 and $8.6
billion as of December 31, 2025. The discounted cash flow
analyses are based on borrowing rates currently available to us for debt with similar terms and maturities. Our commercial paper and our fixed rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8,
“Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-
Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be
carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment
would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair
value of the above assets on a non-recurring basis. As of
March 31, 2026 and December 31, 2025, there were no non-
financial assets measured at fair value on a non-recurring
basis.
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
Default Fund Contributions and Margin Deposits
As of March 31, 2026, clearing member default fund
contributions and margin deposits were as follows:

	March 31, 2026
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$294	$82	$376
Margin deposits	1,959	5,757	7,716
Total	$2,253	$5,839	$8,092
Our clearinghouse holds material amounts of clearing
member cash deposits which are held or invested primarily to provide security of capital while minimizing credit, market
and liquidity risks. While we seek to achieve a reasonable
rate of return, we are primarily concerned with preservation of capital and managing the risks associated with these
deposits.
Clearing member cash contributions are maintained in
demand deposits held at central banks and large, highly rated financial institutions or secured through direct investments, primarily central bank certificates and highly rated European government debt securities with original maturities primarily one year or less, reverse repurchase agreements and
multilateral development bank debt securities. Investments in reverse repurchase agreements range in maturity from 1 to 10 days and are secured with highly rated government securities and multilateral development banks. The carrying value of
these securities approximates their fair value due to the short-
term nature of the instruments and reverse repurchase
agreements.
Nasdaq Clearing has invested the total cash contributions of
$2,253 million as of March 31, 2026 and $5,842 million as of
December 31, 2025, in accordance with its investment policy
as follows:

	March 31, 2026	December 31, 2025
	(in millions)
Demand deposits	$519	$3,011
Central bank certificates	53	109
Restricted cash and cash equivalents	$572	$3,120
European government debt securities	306	292
Reverse repurchase agreements	1,215	2,245
Multilateral development bank debt securities	160	185
Investments	$1,681	$2,722
Total	$2,253	$5,842
In the table above, the decrease from December 31, 2025 to
March 31, 2026 is primarily due to the sale of our Nordic
power futures business and includes an unfavorable impact
from currency translation adjustments of $57 million for
restricted cash and cash equivalents and $65 million for
investments.
For the three months ended March 31, 2026 and 2025,
investments related to default funds and margin deposits, net includes purchases of investment securities of $45,278
million and $24,021 million, respectively, and proceeds from sales and redemptions of investment securities of $46,254
million and $23,817 million, respectively.
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
As of March 31, 2026, Nasdaq Clearing committed capital
totaling $154 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed
Consolidated Balance Sheets. The combined regulatory
capital of the clearing members and Nasdaq Clearing is
intended to secure the obligations of a clearing member
exceeding such member’s own margin and default fund
deposits and may be used to cover losses sustained by a
clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal
counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the
fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical
evidence of default payments, and the estimated probability
of potential default payouts. The calculation is determined
using proprietary risk management software that simulates
gains and losses based on historical market prices, extreme
but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis the estimated liability was nominal and no liability was recorded as of March 31, 2026.
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
•junior capital contributed by Nasdaq Clearing, which
totaled $46 million as of March 31, 2026;

•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if
the defaulting member’s portfolio includes interest rate
swap products;
•specific market default fund where the loss occurred (i.e., the financial or commodities market), which includes
capital contributions of the clearing members on a pro-rata
basis; and
•fully segregated senior capital for each specific market
contributed by Nasdaq Clearing, calculated in accordance
with clearinghouse rules, which totaled $24 million as of
March 31, 2026.
If additional funds are needed after utilization of the liability waterfall, or if part of the waterfall has been utilized and needs to be replenished, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits
established under the terms of the clearinghouse rules.
In addition to the capital held to withstand counterparty
defaults described above, Nasdaq Clearing also has
committed capital of $84 million to ensure that it can handle an orderly wind-down of its operation, and that it is
adequately protected against investment, operational, legal, and business risks.
Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative
contracts outstanding prior to netting:

March 31, 2026
(in millions)
Commodity forwards	$8
Fixed-income swaps and forwards	476
Stock options and forwards	651
Index options and forwards	110
Total	$1,245
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
•The commodity forwards are deferred settlement contracts
excluded from the Nordic power futures business sale, and
are expected to settle in the second quarter of 2026.
Derivative Contracts Cleared
The following table presents the total number of derivative
contracts cleared through Nasdaq Clearing for the three
months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Commodity futures and forwards	59,986	71,140
Fixed-income swaps, futures and forwards	4,630,014	4,373,731
Stock options, futures and forwards	7,258,956	6,765,209
Index options, futures and forwards	8,219,040	9,107,386
Total	20,167,996	20,317,466
In the table above, the total volume in cleared power related to commodity contracts was 117 Terawatt hours (TWh) and
138 TWh for the three months ended March 31, 2026 and
2025, respectively.
Resale and Repurchase Agreements Contracts
Outstanding and Cleared
The outstanding contract value of resale and repurchase
agreements was $1,350 million and $900 million as of March
31, 2026 and 2025, respectively. The total number of resale
and repurchase agreements contracts cleared was 638,588
and 860,271 for the three months ended March 31, 2026 and
2025, respectively.
15. LEASES
We have operating leases, which are primarily real estate
leases, predominantly for our U.S. and European
headquarters, data centers and for general office space. The following table provides supplemental balance sheet
information related to Nasdaq’s operating leases:

	Balance Sheet Classification	March 31, 2026	December 31, 2025
Assets:		(in millions)
Operating lease assets	Operating lease assets	$485	$447

Liabilities:
Current lease liabilities	Other current liabilities	$72	$60
Non- current lease liabilities	Operating lease liabilities	488	462
Total lease liabilities		$560	$522

The following table summarizes Nasdaq’s lease cost:

	Three Months Ended March 31,
	2026	2025
(in millions)
Operating lease cost	$22	$19
Variable lease cost	12	10
Sublease income	(1)	(1)
Total lease cost	$33	$28
In the table above, operating lease costs include short-term lease costs, which were immaterial.
The following table reconciles the undiscounted cash flows
for the following years and total of the remaining years to the operating lease liabilities recorded in the Condensed
Consolidated Balance Sheets.

March 31, 2026
(in millions)
Remainder of 2026	$69
2027	93
2028	90
2029	83
2030	77
2031+	248
Total lease payments	$660
Less: interest	(100)
Present value of lease liabilities	$560
In the table above, interest is calculated using an incremental borrowing rate for each lease. Present value of lease
liabilities includes the current portion of $72 million.
Lease payments in the table above excludes $46 million of
legally binding minimum lease payments for leases signed
but not yet commenced primarily related to data center
expansion.
The following table provides information related to Nasdaq’s lease term and discount rate:

March 31, 2026
Weighted-average remaining lease term (in years)	8.1

Weighted-average discount rate	4.2%
The following table provides supplemental cash flow
information related to Nasdaq’s operating leases:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$22	$20

Lease assets obtained in exchange for operating lease liabilities	$56	$20
Lease assets obtained in exchange for operating lease
liabilities for the three months ended March 31, 2026 and
2025, primarily relate to expansion and renewals of data
center leases.
16. INCOME TAXES
Income Tax Provision
The following table presents our income tax provision and
effective tax rate:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Income tax provision	$158	$93
Effective tax rate	23.4%	19.1%
The higher effective tax rate for the three months ended
March 31, 2026, as compared to the prior year period, was
primarily due to a tax benefit related to a favorable audit
settlement in the prior period.
The effective tax rate may vary from period to period
depending on, among other factors, the geographic and
business mix of earnings and losses. These and other factors, including history of pre-tax earnings and losses, are taken
into account in assessing the ability to realize deferred tax assets.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S.
federal income tax return, applicable state and local income tax returns and non-U.S. income tax returns. We are subject
to examination by federal, state and local, and foreign tax
authorities. Our federal income tax return is subject to
examination by the Internal Revenue Service for the years
2022 through 2024. Several state tax returns are currently
under examination by the respective tax authorities for the
years 2014 through 2024. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years
2020 through 2025.
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
17. COMMITMENTS, CONTINGENCIES AND
GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin
collateral pledged by clearing members discussed in Note 14,
“Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through
counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled
$4 million as of March 31, 2026 and December 31, 2025. As
discussed in “Other Credit Facilities,” of Note 8, “Debt

Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in
multiple currencies, and totaled $202 million as of March 31,
2026 and $208 million as of December 31, 2025 in available
liquidity, none of which was utilized.
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
2026 and 2025:

	Capital Access Platforms	Financial Technology	Market Services	Corporate	Total
March 31, 2026		(in millions)
Total revenues	$565	$517	$1,047	$8	$2,137
Transaction- based expenses	—	—	(730)	—	(730)
Revenues less transaction- based expenses	565	517	317	8	1,407
Directly consumed expenses	170	233	92	—	495
Other expenses	46	39	24	146	255
Operating income	$349	$245	$201	$(138)	$657

Depreciation and amortization	13	19	12	121	165
Purchases of property and equipment	15	33	12	—	60

	Capital Access Platforms	Financial Technology	Market Services	Corporate	Total
March 31, 2025
Total revenues	$508	$432	$1,140	$16	$2,096
Transaction- based expenses	—	—	(859)	—	(859)
Revenues less transaction- based expenses	508	432	281	16	1,237
Directly consumed expenses	161	205	88	—	454
Other expenses	41	29	20	146	236
Operating income	$306	$198	$173	$(130)	$547

Depreciation and amortization	10	12	11	123	156
Purchases of property and equipment	13	22	14	—	49
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
following table summarizes revenues and expenses allocated
to our Corporate segment:

	Three Months Ended March 31,
	2026	2025
Revenues:	(in millions)
Divestitures of businesses	$8	$16
Expenses:
Amortization expense of acquired intangible assets	121	122
Merger and strategic initiatives expense	4	24
Restructuring charges	11	5
Legal and regulatory matters	6	2
Gain on extinguishment of debt	—	(19)
Expenses - divestitures	4	11
Other	—	1
Total expenses	$146	$146
Operating loss	$(138)	$(130)
For further discussion of our segments’ results, see “Segment
Operating Results,” of “Part I, Item 2. Management’s
Discussion and Analysis of Financial Condition and Results
of Operations.”
The items in the preceding table are not included in the
measurement of segment profitability reviewed by our
CODM, as we believe they do not contribute to a meaningful
evaluation of a particular segment’s ongoing operating
performance. Management does not consider these items for
the purpose of evaluating the performance of our segments or their managers or when making decisions to allocate
resources. Therefore, we believe performance measures
excluding the below items provide management with a useful
representation of our segments’ ongoing activity in each
period. These items, which are presented in the table above, include the following:
•Revenues and expenses - divestitures: In January 2025, we
entered into an agreement to transfer existing open
positions in our Nordic power futures business to a
European exchange. In June 2025, this transaction was
completed and partial consideration was received.
Migration of open positions was completed during the first
quarter of 2026, resulting in the accrual of additional
consideration which was received in April 2026, and the
recognition of an incremental gain. The gain, net of costs
to sell, is recorded in net gain on divestitures in the

Condensed Consolidated Statements of Income. We expect
to wind down the commodities clearing and trading
services by the end of the first half of 2026, and the
business to be wound down in the months following. Also,
in October 2025, Nasdaq completed the sale of our Solovis
business. Revenues and expenses related to these
transactions are included as revenues and expenses -
divestitures.
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
◦For the three months ended March 31, 2026, these costs
included amounts associated with various strategic
initiative costs. For the three months ended March 31,
2025, these costs included amounts associated with the
transfer of open positions in our Nordic power
derivatives trading and clearing business, Adenza
integration costs and other strategic initiative costs.
•Restructuring charges: See Note 19, “Restructuring
Charges,” for further discussion of these plans.
•Legal and regulatory matters: For the three months ended
March 31, 2026 and 2025, this includes accruals relating to
certain legal matters, which are recorded in professional
and contract services in the Condensed Consolidated
Statements of Income.
•Gain on extinguishment of debt: For the three months
ended March 31, 2025, this includes a gain on
extinguishment of debt, which is recorded in general,
administrative and other expense in the Condensed
Consolidated Statements of Income.
Geographic Data
The following table presents total gross revenues by
geographic area for the three months ended March 31, 2026
and 2025. Revenues are classified based upon the location of the customer.

	Three Months Ended March 31,
	2026	2025
	(in millions)
United States	$1,523	$1,706
All other countries	614	390
Total	$2,137	$2,096
No single customer accounted for 10.0% or more of our
revenues for the three months ended March 31, 2026 and
2025.
The following table presents property and equipment, net by
geographic area as of March 31, 2026 and December 31,
2025. Property and equipment information is based on the
physical location of the assets.

(in millions)	March 31, 2026	December 31, 2025
United States	$500	$500
All other countries	239	228
Total	$739	$728
Property and equipment, net for all other countries primarily includes assets held in Sweden.
19. RESTRUCTURING CHARGES
In the fourth quarter of 2023, following the closing of the
Adenza acquisition, our management approved, committed to
and initiated a restructuring program, “Adenza
Restructuring” to optimize our efficiencies as a combined
organization. We initiated the program upon the acquisition
of Adenza and further expanded the program in the fourth
quarter of 2024 following the achievement of our initial
targets. In connection with this program, we expect to incur approximately $140 million in pre-tax charges. We have
incurred costs principally related to employee-related costs, contract terminations, asset impairments and other related
costs and expect to incur additional costs in these areas in an effort to accelerate efficiencies through location strategy and enhanced AI capabilities. Actions taken as part of this
program were completed as of December 31, 2025, while
certain costs are being recognized in the first half of 2026.
We have achieved benefits primarily in the form of expense
synergies with over $160 million net expense synergies
actioned through March 31, 2026. The total program costs
incurred since the inception of the program is $125 million.
Costs related to this program are recorded as restructuring
charges in the Condensed Consolidated Statements of
Income.

The following table presents a summary of the Adenza
restructuring program charges for the three months ended
March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Consulting services	$4	$1
Employee-related costs	4	4
Other	3	—
Total restructuring charges	$11	$5

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
First Quarter 2026 Highlights and Recent Developments
•Nasdaq extended its listing leadership with 7 of the top 10 largest operating company IPOs and a 71% win rate across
eligible U.S. operating companies, direct listings and
SPAC business combinations.
•Our Index business generated net inflows of $79 billion
over the last twelve months including $6 billion in the first quarter. ETP AUM as of March 31, 2026 was $836 billion
and average ETP AUM in the first quarter reached a new
record at $877 billion. During the quarter, Nasdaq
launched 31 new products, including 11 in the institutional
annuity space and 12 international products.
•Financial Technology delivered 20% revenue growth and
18% ARR growth.
•Market Services generated record net revenues, driven by
record volumes and strong market share across U.S. cash
equities and equity derivatives.
Macroeconomic environment
Our business performance can be positively or negatively
impacted by a number of factors, including general economic
conditions, the accelerated pace of technological change, the geopolitical environment, current or expected inflation,
interest rate fluctuations, the threat or imposition of broad-
based tariffs, market volatility, changes in investment
patterns and priorities, regulatory changes, pandemics and
other factors that are generally beyond our control. For
example, higher overall U.S. trading volumes in the first
quarter of 2026 compared with the same period in 2025 led to an increase in our U.S. equities options and U.S. cash
equities revenues. Market factors also contributed to higher valuations in Nasdaq Indices and higher overall volumes in
Index derivatives. To the extent that global or national
economic conditions weaken and result in slower growth or
recessions, our business may be negatively impacted.
Nasdaq’s Operating Results
The following table summarizes our financial performance
for the three months ended March 31, 2026 compared to the
same period in 2025. For a detailed discussion of our results of operations, see “Segment Operating Results” below.

	Three Months Ended March 31,		Percentage Change
	2026	2025
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$1,407	$1,237	13.8%
Operating expenses	750	690	8.8%
Operating income	$657	$547	20.1%
Net income	$519	$395	31.4%
Diluted earnings per share	$0.91	$0.68	33.3%
Cash dividends declared per common share	$0.27	$0.24	12.5%
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
* In the chart above, Other 1Q25 includes $29 million.
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
The following chart summarizes our quarterly annualized
SaaS revenues for March 31, 2026 and 2025 (in millions):
* In the chart above, Other 1Q25 includes $29 million.

SEGMENT OPERATING RESULTS
The following table presents our revenues by segment:

	Three Months Ended March 31,		Percentage Change
	2026	2025
	(in millions)
Capital Access Platforms	$565	$508	11.4%
Financial Technology	517	432	19.7%
Market Services	1,047	1,140	(8.1)%
Other revenues	8	16	(50.6)%
Total revenues	$2,137	$2,096	2.0%
Transaction rebates	(724)	(585)	23.9%
Brokerage, clearance and exchange fees	(6)	(274)	(97.9)%
Total revenues less transaction-based expenses	$1,407	$1,237	13.8%
The following charts present our Capital Access Platforms,
Financial Technology and Market Services segments as a
percentage of our total revenues, less transaction-based
expenses.
Capital Access Platforms
The following tables present revenues and ARR from our
Capital Access Platforms segment:

	Three Months Ended March 31,		Percentage Change
	2026	2025
	(in millions)
Data & Listing Services	$214	$192	11.4%
Index	220	193	14.4%
Workflow & Insights	131	123	6.7%
Total Capital Access Platforms	$565	$508	11.4%

	As of March 31,
	2026	2025
ARR (in millions)	$1,366	$1,252
Data & Listing Services Revenues
The following tables present key drivers from our Data &
Listing Services business:

	Three Months Ended March 31,
IPOs	2026	2025
The Nasdaq Stock Market	63	63
Operating company	15	45
SPACs	48	18
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	—	4
Total new listings
The Nasdaq Stock Market	176	170
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	5	9

	As of December 31
Number of listed companies	2026	2025
The Nasdaq Stock Market	4,570	4,139
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,107	1,160

ARR (in millions)	$777	$701
In the tables above:
•The number of total listed companies on The Nasdaq Stock
Market for the three months ended March 31, 2026 and
2025 included 1,180 and 833 ETPs, respectively.
•IPOs, new listings (which includes IPOs) and total listed
companies for exchanges that comprise Nasdaq Nordic and
Nasdaq Baltic represent companies listed on the Nasdaq
Nordic and Nasdaq Baltic exchanges and companies listed
on the alternative markets of Nasdaq First North.

Data & Listing Services revenues increased in the first
quarter of 2026 compared with the same period in 2025 due
to new data sales to new and existing clients, pricing and
usage, increased annual listings revenues due to new listings, increased initial listing fees and the favorable impact from changes in foreign currency rates, partially offset by the
impact of prior year delistings.
Index Revenues
The following table presents key drivers from our Index
business:

	As of or Three Months Ended March 31,
	2026	2025
Number of licensed ETPs	470	418
TTM change in period end ETP AUM tracking Nasdaq indices (in billions)
Beginning balance	$622	$519
Net appreciation	135	17
Net inflows	79	86
Ending balance	$836	$622
Quarterly average ETP AUM tracking Nasdaq indices (in billions)	$877	$662

ARR (in millions)	$85	$79
In the table above, TTM represents trailing twelve months.
Index revenues increased in the first quarter of 2026
compared with the same period in 2025 primarily due to
higher average AUM in exchange traded products linked to
Nasdaq indices.
Workflow & Insights Revenues
The following table presents key drivers from our Workflow
& Insights business:

	As of or Three Months Ended March 31,
	2026	2025
	(in millions)
ARR	$504	$472
Quarterly annualized SaaS revenues	432	401
Workflow & Insights revenues increased in the first quarter
of 2026 compared with the same period in 2025 primarily
due to an increase in analytics revenues, largely driven by
eVestment and Nasdaq Data Link sales growth.
Financial Technology
The following table presents revenues from our Financial
Technology segment:

	Three Months Ended March 31,		Percentage Change
	2026	2025
	(in millions)
Financial Crime Management Technology	$93	$77	21.0%
Regulatory Technology	118	101	16.4%
Capital Markets Technology	306	254	20.6%
Total Financial Technology	$517	$432	19.7%
Financial Crime Management Technology Revenues
The following table presents key drivers for our Financial
Crime Management Technology business:

	As of or Three Months Ended March 31,
	2026	2025
	(in millions)
ARR and Quarterly annualized SaaS revenues	$344	$295
Financial Crime Management Technology revenues
increased in the first quarter of 2026 compared with the same period in 2025 primarily due to higher subscription revenues from new and existing clients and higher professional
services fees.
Regulatory Technology Revenues
The following table presents key drivers for our Regulatory
Technology business:

	As of or Three Months Ended March 31,
	2026	2025
	(in millions)
ARR	$419	$362
Quarterly annualized SaaS revenues	252	197
Regulatory Technology revenues increased in the first quarter of 2026 compared with the same period in 2025 primarily
due to increased subscription revenues from our AxiomSL
and Surveillance solutions driven by new sales and price
increases to existing clients, revenue from new clients and the favorable impact from changes in foreign currency rates.
Capital Markets Technology Revenues
The following table presents key drivers for our Capital
Markets Technology business:

	As of or Three Months Ended March 31,
	2026	2025
	(in millions)
ARR	$1,059	$893
Quarterly annualized SaaS revenues	174	139

Capital Markets Technology revenues increased in the first
quarter of 2026 compared with the same period in 2025. The
increase was primarily due to higher revenues from data
center growth including a change in pricing structure, higher
Calypso upfront license revenues, increased subscription
revenues across the business and certain one-time fees,
partially offset by lower professional services revenues.
Market Services
The following table presents revenues from our Market
Services segment:

	Three Months Ended March 31,		Percentage Change
	2026	2025
	(in millions)
Market Services	$1,047	$1,140	(8.1)%
Transaction-based expenses:
Transaction rebates	(724)	(585)	23.9%
Brokerage, clearance and exchange fees	(6)	(274)	(97.9)%
Total Market Services, net	$317	$281	12.8%
The following table presents net revenues by product from
our Market Services segment:

	Three Months Ended March 31,		Percentage Change
	2026	2025
	(in millions)
U.S. Equity Derivative Trading	$120	$108	10.7%
Cash Equity Trading	138	121	14.8%
U.S. Tape plans	33	33	1.5%
Other	26	19	30.7%
Total Market Services, net	$317	$281	12.8%
In the table above, Other includes Nordic fixed income
trading & clearing, Nordic derivatives and Canadian cash
equities trading.
U.S. Equity Derivative Trading
The following table presents total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative
Trading business:

	Three Months Ended March 31,		Percentage Change
	2026	2025
	(in millions)
U.S. Equity Derivative Trading Revenues	$432	$409	7.3%
Section 31 fees	—	32	(100.0)%
Transaction-based expenses:
Transaction rebates	(312)	(299)	6.4%
Section 31 fees	—	(32)	(100.0)%
Brokerage and clearance fees	—	(2)	(79.5)%
U.S. Equity Derivative Trading Revenues, net	$120	$108	10.7%
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
Section 31 fees decreased in the first quarter of 2026
compared with the same period in 2025 primarily due to a
decrease in the rate to zero in the second quarter of 2025.
Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net
revenues.

	Three Months Ended March 31,
	2026	2025

Total industry average daily volume (in millions)	62.6	53.6
Nasdaq PHLX matched market share	12.5%	9.1%
The Nasdaq Options Market matched market share	2.6%	5.1%
Nasdaq Texas Options matched market share	1.3%	1.7%
Nasdaq ISE Options matched market share	6.0%	6.8%
Nasdaq GEMX Options matched market share	3.4%	3.6%
Nasdaq MRX Options matched market share	4.3%	2.8%
Total matched market share executed on Nasdaq’s exchanges	30.1%	29.1%

U.S. equity derivative trading revenues and U.S. equity
derivative trading revenues, net increased in the first quarter of 2026 compared with the same period in 2025 primarily
due to higher industry trading volumes and higher overall
U.S. matched market share executed on Nasdaq’s exchanges
partially offset by lower capture.
Transaction rebates, in which we credit a portion of the
execution charge to the market participant, increased in the first quarter of 2026 compared with the same period in 2025
primarily due to higher industry trading volumes and higher
overall U.S. matched market share executed on Nasdaq’s
exchanges, partially offset by lower rebate capture rate.
Cash Equity Trading Revenues
The following table presents total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity
Trading business:

	Three Months Ended March 31,		Percentage Change
	2026	2025
	(in millions)
Cash Equity Trading Revenues	$548	$407	34.5%
Section 31 fees	—	234	(100.0)%
Transaction-based expenses:
Transaction rebates	(404)	(280)	44.4%
Section 31 fees	—	(234)	(100.0)%
Brokerage and clearance fees	(6)	(6)	(20.3)%
Cash equity trading revenues, net	$138	$121	14.8%
See the discussion above for an explanation of Section 31
fees for the first quarter of 2026 compared with the same
period in 2025.

	Three Months Ended March 31,
Total U.S.-listed securities	2026	2025
Total industry average daily share volume (in billions)	20.0	15.7
Matched share volume (in billions)	183.7	137.6
The Nasdaq Stock Market matched market share	14.7%	14.2%
Nasdaq Texas matched market share	0.3%	0.3%
Nasdaq PSX matched market share	0.1%	0.1%
Total matched market share executed on Nasdaq’s exchanges	15.1%	14.6%
Market share reported to the FINRA/ Nasdaq Trade Reporting Facility	45.6%	48.1%
Total market share	60.7%	62.7%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	797,886	789,103
Total average daily value of shares traded (in billions)	$6.8	$5.4
Total market share executed on Nasdaq’s exchanges	74.3%	70.5%
Cash equity trading revenues and cash equity trading
revenues, net increased in the first quarter of 2026 compared with the same period in 2025 primarily due to higher U.S.
and European industry trading volumes, and higher overall
U.S. matched market share executed on Nasdaq's exchanges.
Cash equity trading revenues, net also increased due to these drivers but was partially offset by lower capture.
Transaction rebates, in which we credit a portion of the
execution charge to the market participant, increased in the first quarter of 2026 compared with the same period in 2025
primarily due to higher industry trading volumes, higher
overall U.S. matched market share executed on Nasdaq’s
exchanges and higher rebate capture rate. For The Nasdaq
Stock Market and Nasdaq PSX, we credit a portion of the per
share execution charge to the market participant that provides the liquidity, and for Nasdaq Texas, we credit a portion of the per share execution charge to the market participant that
takes the liquidity.
U.S. Tape Plans
The following table presents revenues from our U.S. Tape
plans business:

	Three Months Ended March 31,		Percentage Change
	2026	2025
	(in millions)
U.S. Tape plans	$33	$33	1.5%
U.S. Tape plans revenues remained relatively flat in the first quarter of 2026 compared with the same period in 2025.

Other
Other includes Nordic fixed income trading and clearing,
Nordic derivatives and Canadian cash equities trading. The
following table presents revenues from our Other business:

	Three Months Ended March 31,		Percentage Change
	2026	2025
	(in millions)
Other	$26	$19	30.7%
In the preceding table, Other is presented net of Canadian
cash equity transaction rebates of $8 million and $6 million for the three months ended March 31, 2026 and 2025,
respectively.
Other revenues increased in the first quarter of 2026
compared with the same period in 2025 due to an increase in
Canadian cash equity revenues, Nordic fixed income
revenues and Nordic equity derivatives revenues.
Other Revenues
For the three months ended March 31, 2026 and 2025, Other
revenues related to our Nordic power futures business. For
the three months ended March 31, 2025, Other revenues also
included our Solovis business. See Note 4, “Divestitures,” to the condensed consolidated financial statements for further
discussion.
EXPENSES
Operating Expenses
The following table presents our operating expenses:

	Three Months Ended March 31,		Percentage Change
	2026	2025
	(in millions)
Compensation and benefits	$356	$329	8.4%
Professional and contract services	39	36	8.5%
Technology and communication infrastructure	84	77	8.0%
Occupancy	33	28	15.8%
General, administrative and other	29	6	458.3%
Marketing and advertising	20	14	42.2%
Depreciation and amortization	165	156	6.0%
Regulatory	9	15	(35.7)%
Merger and strategic initiatives	4	24	(84.7)%
Restructuring charges	11	5	103.4%
Total operating expenses	$750	$690	8.8%
The increase in compensation and benefits expense for the
first quarter of 2026 compared with the same period in 2025
was primarily driven by increased headcount and the
unfavorable impact from changes in foreign currency rates.
Headcount, including employees of non-wholly owned
consolidated subsidiaries, increased to 9,613 employees as of
March 31, 2026 from 9,377 employees as of March 31, 2025,
as we support revenue growth and innovation.
Professional and contract services expense increased in the
first quarter of 2026 compared with the same period in 2025
primarily due to higher legal fee accruals.
Technology and communication infrastructure expense
increased in the first quarter of 2026 compared with the same period in 2025 primarily due to increased investment in
technology, particularly our cloud initiatives and software
licensing.
Occupancy expense increased in the first quarter of 2026
compared with the same period in 2025 primarily due to
colocation data center expansion.
General, administrative and other expense increased in the
first quarter of 2026 compared with the same period in 2025
primarily due to a gain on extinguishment of debt recorded in the first quarter of 2025.
Marketing and advertising expense increased in the first
quarter of 2026 compared with the same period in 2025
primarily due to an increase in client marketing spend.
Depreciation and amortization expense increased in the first quarter of 2026 compared with the same period in 2025 due
to increased depreciation of capitalized software projects.
Regulatory expense decreased in the first quarter of 2026
compared with the same period in 2025 primarily due to
lower CAT operating costs.
We have pursued various strategic initiatives and completed
acquisitions and divestitures in recent years, which have
resulted in expenses which would not have otherwise been
incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party
transaction costs and vary based on the size and frequency of the activities described above. For the three months ended
March 31, 2026, these costs included amounts associated
with various strategic initiative costs. For the three months ended March 31, 2025, these costs included amounts
associated with the transfer of open positions in our Nordic power derivatives trading and clearing business, Adenza
integration costs and other strategic initiative costs.

Restructuring charges increased in the first quarter of 2026 compared with the same period in 2025 primarily due to the
higher consulting and other services in relation to our Adenza restructuring program. We initiated the program upon the
acquisition of Adenza and further expanded the program in
the fourth quarter of 2024 following the achievement of our
initial targets. In connection with this program, we expect to incur approximately $140 million in pre-tax charges. We
have incurred costs principally related to employee-related
costs, contract terminations, asset impairments and other
related costs and expect to incur additional costs in these
areas in an effort to accelerate efficiencies through location strategy and enhanced AI capabilities. Actions taken as part of this program were completed as of December 31, 2025,
while certain costs are being recognized in the first half of
2026. We have achieved benefits primarily in the form of
expense synergies with over $160 million net expense
synergies actioned through March 31, 2026. See Note 19,
“Restructuring Charges,” to the condensed consolidated
financial statements for further discussion.
Non-Operating Income and Expenses
The following table presents our non-operating income and
expenses:

	Three Months Ended March 31,		Percentage Change
	2026	2025
	(in millions)
Interest income	$6	$11	(48.5)%
Interest expense	(87)	(96)	(10.1)%
Net interest expense	(81)	(85)	(5.1)%
Net gain on divestitures	89	—	100.0%
Other losses	(14)	(1)	NM
Net income from unconsolidated investees	26	27	(3.2)%
Total non-operating income (expense)	$20	$(59)	(134.2)%
________
NM  Not meaningful
The following table presents our interest expense:

	Three Months Ended March 31,		Percentage Change
	2026	2025
	(in millions)
Interest expense on debt	$84	$92	(10.0)%
Accretion of debt issuance costs and debt discount	2	3	(13.8)%
Other fees	1	1	(10.0)%
Interest expense	$87	$96	(10.1)%
Interest income decreased for the first quarter of 2026
compared with the same period in 2025 primarily due to a
lower average cash balance.
Interest expense decreased for the first quarter of 2026
compared with the same period in 2025 primarily due to
lower outstanding debt following the repayment of our 2025
Notes and the partial repurchases of several series of
outstanding senior unsecured notes in 2025.
Net gains on divestitures for the three months ended March
31, 2026 primarily relates to the divestiture of our Nordic
power futures business. See Note 4, “Divestitures,” to the
condensed consolidated financial statements for further
discussion of these transactions.
Other losses primarily represents realized and unrealized
gains and losses from strategic investments related to our
corporate venture program. See “Equity Securities,” of Note
6, “Investments,” to the condensed consolidated financial
statements for further discussion of these transactions.
Net income from unconsolidated investees primarily relates
to income recognized from our equity method investment in
OCC. See “Equity Method Investments,” of Note 6,
“Investments,” to the condensed consolidated financial
statements for further discussion.
Tax Matters
The following table presents our income tax provision and
effective tax rate:

	Three Months Ended March 31,		Percentage Change
	2026	2025
	($ in millions)
Income tax provision	$158	$93	69.6%
Effective tax rate	23.4%	19.1%
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
We understand that analysts and investors regularly rely on
non-GAAP financial measures, such as non-GAAP net
income and non-GAAP diluted earnings per share, to assess
operating performance. We use non-GAAP net income and
non-GAAP diluted earnings per share because they highlight
trends more clearly in our business that may not otherwise be apparent when relying solely on U.S. GAAP financial
measures, since these measures eliminate from our results
specific financial items that have less bearing on our ongoing operating performance.
The following table presents reconciliations between U.S.
GAAP net income and diluted earnings per share and non-
GAAP net income and diluted earnings per share:

	Three Months Ended March 31,
	2026	2025
	(in millions, except per share amounts)
U.S. GAAP net income	$519	$395
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	121	122
Merger and strategic initiatives expense	4	24
Restructuring charges	11	5
Gain on extinguishment of debt	—	(19)
Net gain on divestitures	(89)	—
Net income from unconsolidated investees	(26)	(27)
Legal and regulatory matters	6	2
Other loss	15	1
Total non-GAAP adjustments	$42	$108
Total non-GAAP tax adjustments	(12)	(28)
Other tax adjustments	—	(19)
Total non-GAAP adjustments, net of tax	$30	$61
Non-GAAP net income	$549	$456

U.S. GAAP effective tax rate	23.4%	19.1%
Total adjustments from non- GAAP tax rate	0.3%	4.4%
Non-GAAP effective tax rate	23.7%	23.5%

Weighted-average common shares outstanding for diluted earnings per share	571.7	580.0

U.S. GAAP diluted earnings per share	$0.91	$0.68
Total adjustments from non- GAAP net income	0.05	0.11
Non-GAAP diluted earnings per share	$0.96	$0.79

We believe that excluding the above items, described further below, from the non-GAAP net income provides a more
meaningful analysis of Nasdaq’s ongoing operating
performance and comparisons in Nasdaq’s performance
between periods:
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
•Merger and strategic initiatives expense: We have pursued
various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses
which would not have otherwise been incurred. The
frequency and the amount of such expenses vary
significantly based on the size, timing and complexity of
the transactions. These expenses primarily include
integration costs, as well as legal, due diligence and other third-party transaction costs. For the three months ended
March 31, 2026, these costs included amounts associated
with various strategic initiative costs. For the three months ended March 31, 2025, these costs included amounts
associated with the transfer of open positions in our Nordic power derivatives trading and clearing business, Adenza
integration costs and other strategic initiative costs.
•Restructuring charges: In the fourth quarter of 2023,
following the closing of the Adenza acquisition, our
management approved, committed to and initiated a
restructuring program, to optimize our efficiencies as a
combined organization. We initiated the program upon the
acquisition of Adenza and further expanded the program in
the fourth quarter of 2024 following the achievement of
our initial targets. Actions taken as part of this program
were completed as of December 31, 2025, while certain
costs are being recognized in the first half of 2026. See
Note 19, “Restructuring Charges,” to the condensed
consolidated financial statements for further discussion of
this program.
•Gain on extinguishment of debt: For the three months
ended March 31, 2025, this included a gain on
extinguishment of debt, which is recorded under general,
administrative and other expense in the Condensed
Consolidated Statements of Income.
•Net gain on divestitures: For the three months ended
March 31, 2026, this primarily includes the recognition of
an incremental gain on the sale of our Nordic power
futures business, net of costs to sell. See Note 4,
“Divestitures,” to the condensed consolidated financial
statements for further discussion of this transaction.
•Net income from unconsolidated investees: We exclude our
share of the earnings and losses of our equity method
investments. This provides a more meaningful analysis of
Nasdaq’s ongoing operating performance or comparisons
in Nasdaq’s performance between periods. See “Equity
Method Investments,” of Note 6, “Investments,” to the
condensed consolidated financial statements for further
discussion.
•Legal and regulatory matters: For the three months ended
March 31, 2026 and 2025, this includes accruals relating to
certain legal matters, which are recorded in professional
and contract services in the Condensed Consolidated
Statements of Income.
•Other loss: For the three months ended March 31, 2026
and 2025, other items primarily include net gains and
losses from strategic investments entered into through our
corporate venture program, which are included in other
losses in our Condensed Consolidated Statements of
Income.
•Total non-GAAP tax adjustments: The non-GAAP
adjustment to the income tax provision for all periods
primarily includes the tax impact of each non-GAAP
adjustment.
•Other tax adjustments: For the three months ended March
31, 2025, other tax adjustments included the release of the
prior years' reserves following a favorable audit settlement.
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

	March 31, 2026	December 31, 2025
	(in millions)
Working capital	$(17)	$42
Cash and cash equivalents	515	604
Financial investments	184	28
Working Capital
The decrease in working capital from December 31, 2025 to
March 31, 2026, excluding default funds and margin
deposits, which are both equal and offsetting, is primarily due to a decrease in current assets and an increase in current
liabilities.
Decreased current assets were primarily due to:
•lower restricted cash primarily due to the movement of
regulatory capital to longer term investments classified as
financial investments,
•lower cash and cash equivalents; partially offset by
•an increase in financial investments at fair value,
•an increase in receivables, net due to timing of billings, and
•an increase in other current assets.
Increased current liabilities were primarily due to:
•Higher deferred revenue due to timing of billings,
primarily relating to our annual listing fees; partially offset by
•a decrease in accrued personnel costs,
•a decrease in other current liabilities, and
•a decrease in accounts payable and accrued expenses.
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance
retained in cash and cash equivalents is a function of
anticipated or possible short-term cash needs, prevailing
interest rates, our investment policy, and alternative
investment choices. As of March 31, 2026 and December 31,
2025, our cash and cash equivalents of $515 million were
primarily invested in money market funds, bank deposits,
European government debt securities, and municipal notes.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in
various foreign subsidiaries totaled $335 million as of March
31, 2026 and $280 million as of December 31, 2025. The
remaining balance held in the U.S. totaled $180 million as of
March 31, 2026 and $324 million as of December 31, 2025.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents, which was $49 million
as of March 31, 2026 and $210 million as of December 31,
2025, is restricted from withdrawal due to a contractual or
regulatory requirement or not available for general use and as such is classified as restricted in the Condensed Consolidated
Balance Sheets. The decrease in this balance as of March 31,
2026 is primarily due to more regulatory capital being
invested in longer term investments, which are classified as financial investments in the Condensed Consolidated Balance
Sheets as of March 31, 2026. Capital held for regulatory
purposes is invested based on prevailing market rates and our investment strategy and may be held in shorter term
investments, which meet the criteria to be classified as cash equivalents, and would then be included in restricted cash
and cash equivalents or longer term investments which would
be classified as financial investments in the Condensed
Consolidated Balance Sheets.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Three Months Ended March 31,
	2026	2025
Net cash provided by (used in):	(in millions)
Operating activities	$689	$663
Investing activities	747	(258)
Financing activities	(4,184)	(1,083)
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
Net cash provided by operating activities increased $26
million in the first quarter of 2026 compared with the same
period in 2025. The increase was primarily driven by an
increase in net income, partially offset by changes in working capital, as discussed above, and a decrease in adjustments to net income primarily driven by net gain on divestitures.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities increased in the first quarter of 2026 compared with the same period in
2025. This was primarily driven by higher proceeds from net
sales and redemption of investments related to default funds and margin deposits of $1,180 million, partially offset by

purchases of securities, net of $158 million, primarily due to more regulatory capital being invested in longer term
investments, purchases of property and equipment of $11
million and other investing activities of $6 million primarily related to our corporate venture program. The movement in
our default funds and margin deposits has no impact on
Nasdaq's cash, cash equivalents, restricted cash or restricted cash equivalents as it is held on behalf of our customers.
Net Cash Used in Financing Activities
Net cash used in financing activities increased in the first quarter of 2026 compared with the same period in 2025
primarily driven by an increase in default funds and margin
deposits of $2,918 million, which does not impact Nasdaq's
cash, cash equivalents, restricted cash or restricted cash
equivalents as it relates to customer funds, increases in
repurchases of common stock of $433 million and an
increase in dividends paid of $15 million. These increases
were partially offset by a decrease in repayment of debt of
$257 million.
See “Default Fund Contributions and Margin Deposits” of
Note 14, “Clearing Operations,” for further discussion of
these balances.
See “Share Repurchase Program,” and “Cash Dividends on
Common Stock,” of Note 11, “Nasdaq Stockholders’
Equity,” to the condensed consolidated financial statements
for further discussion of our share repurchase program and
cash dividends declared and paid on our common stock.
Financial Investments
Our financial investments totaled $184 million as of March
31, 2026 and $28 million as of December 31, 2025. Of these
securities, $168 million as of March 31, 2026 and $18
million as of December 31, 2025 are assets primarily utilized to meet regulatory capital requirements, mainly for our
clearing operations at Nasdaq Clearing. See Restricted Cash
and Cash Equivalents above and Note 6, “Investments,” to
the condensed consolidated financial statements for further
discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory
capital for the clearing operations of Nasdaq Clearing. The
level of regulatory capital required to be maintained is
dependent upon many factors, including market conditions
and creditworthiness of the counterparty. As of March 31,
2026, our required regulatory capital of $154 million was
primarily comprised of European government debt securities
that are included in financial investments in the Condensed
Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services,
NFSTX, LLC, and Nasdaq Capital Markets Advisory, are
subject to regulatory requirements intended to ensure their
general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net
capital requirements. As of March 31, 2026, the combined
required minimum net capital totaled $1 million and the
combined excess capital totaled $20 million, substantially all of which is held in cash and cash equivalents in the
Condensed Consolidated Balance Sheets. The required
minimum net capital is included in restricted cash and cash
equivalents in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital
Requirements
The entities that operate trading venues in the Nordic and
Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure
their general financial soundness and liquidity. As of March
31, 2026, our required regulatory capital of $46 million was primarily invested in cash and cash equivalents, which is
included in restricted cash and cash equivalents in the
Condensed Consolidated Balance Sheets and European
government debt securities that are included in financial
investments in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to
local regulation and are required to maintain certain levels of regulatory capital. As of March 31, 2026, other required
regulatory capital of $14 million, primarily related to Nasdaq
Central Securities Depository, was primarily invested in
European government debt securities that are included in
financial investments in the Condensed Consolidated Balance
Sheets and cash and cash equivalents, which is included in
restricted cash and cash equivalents in the Condensed
Consolidated Balance Sheets.
Equity and dividends
Share Repurchase Program
See “Share Repurchase Program,” of Note 11, “Nasdaq
Stockholders’ Equity,” to the condensed consolidated
financial statements for further discussion of our share
repurchase program, including our ASR agreement.
Cash Dividends on Common Stock
The following table presents our quarterly cash dividends
paid per common share on our outstanding common stock:

	2026	2025
First quarter	$0.27	$0.24
See “Cash Dividends on Common Stock,” of Note 11,
“Nasdaq Stockholders’ Equity,” to the condensed
consolidated financial statements for further discussion of the dividends.

Debt Obligations
Our outstanding debt obligations, by contractual maturity, at March 31, 2026 are as follows (in U.S. Dollar millions):
■ U.S. Notes  ■ Euro Notes

$1,200
$800
$400
$—
'26
/
'28
'29
'30
'31
'32
'33
'34
/
'40
/
'50
/
'52
'53
/
'63

As of and for the three months ended March 31, 2026, the
weighted average interest rate on our debt obligations was
approximately 3.7%. This rate can fluctuate based on changes in foreign currency exchange rates and changes in the amount and duration of outstanding debt. See “Foreign Currency
Exchange Rate Risk” below for further discussion on
hedging associated with our Euro Notes. In addition to the
2022 Revolving Credit Facility, we also have other credit
facilities primarily to support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line. These
European credit facilities, which are available in multiple
currencies, totaled $202 million as of March 31, 2026 and
$208 million as of December 31, 2025 in available liquidity, none of which was utilized.
As of March 31, 2026, we were in compliance with the
covenants of all of our debt obligations.
See Note 8, “Debt Obligations,” to the condensed
consolidated financial statements for further discussion of our debt obligations.
Contractual Obligations and Contingent Commitments
Nasdaq had no significant changes to our contractual
obligations and contingent commitments from those
disclosed in “Part I. Item 7. Management’s Discussion and
Analysis of Financial Condition and Results of Operations”
in our Annual Report Form 10-K that was filed with the SEC
February 12, 2026.
OFF-BALANCE SHEET ARRANGEMENTS
For discussion of off-balance sheet arrangements see:
•Note 14, “Clearing Operations,” to the condensed
consolidated financial statements for further discussion of
our non-cash default fund contributions and margin
deposits received for clearing operations; and
•Note 17, “Commitments, Contingencies and Guarantees,”
to the condensed consolidated financial statements for
further discussion of:
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
Financial Investments
As of March 31, 2026, our investment portfolio was
primarily comprised of highly rated European government
debt securities, which pay a fixed rate of interest. These
securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase.
The impact of an immediate increase to market interest rates, uniformly, by a hypothetical 100 basis points from levels as of March 31, 2026, would not have a material impact on our
financial statements.
Debt Obligations
As of March 31, 2026, all of our outstanding debt obligations are fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in
Note 8, “Debt Obligations,” to the condensed consolidated
financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the
borrowings under our 2022 Revolving Credit Facility, as this facility has a variable interest rate. We may also be exposed to changes in interest rates if there are amounts outstanding from the sale of commercial paper under our commercial
paper program, which have variable interest rates. As of
March 31, 2026, there were no outstanding borrowings under
our 2022 Revolving Credit Facility or commercial paper
program.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our
primary transactional exposure to foreign currency
denominated revenues less transaction-based expenses and
operating income for the three months ended March 31, 2026
is presented in the following table. The table below does not include the offsetting impact of our hedging programs.

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar
	(in millions, except currency rate)
Three Months Ended March 31, 2026
Average FX rate to the U.S. dollar	1.171	0.110	0.729	#	N/A
Percentage of revenues less transaction- based expenses	7.2%	3.7%	0.7%	3.9%	84.5%
Percentage of operating income	9.2%	(1.5)%	(5.5)%	(6.3)%	104.1%
Impact of a 10% adverse currency fluctuation on revenues less transaction- based expenses	$(10)	$(5)	$(1)	$(5)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(6)	$(1)	$(4)	$(4)	$—
__________
#Represents multiple foreign currency rates.
N/ANot applicable.
The adverse impacts shown in the table above should be
viewed individually by currency and not in aggregate, due to the correlation between changes in exchange rates for certain currencies.
We may use foreign exchange contracts to hedge a portion of
our forecasted foreign currency denominated revenues and
expenses in the normal course of business. We hedge these
cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These foreign exchange contracts are carried at fair
value, with maturities that can range up to 18 months. We
record changes in fair value of these cash flow hedges of
foreign currency denominated revenue and expenses in
accumulated other comprehensive loss in the Condensed
Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, or in the event the underlying forecasted transaction does not
occur, or it becomes probable that it will not occur, we
reclassify the related gain or loss on the cash flow hedge to revenue or operating expenses, as applicable. As of March

31, 2026, the fair value of our derivatives designated as cash flow hedging instruments are not material.
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
Our primary exposure to net assets in foreign currencies as of
March 31, 2026 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$3,301	$(330)
Norwegian Krone	218	(22)
Canadian Dollar	140	(14)
Australian Dollar	89	(9)
British Pound	84	(8)
In the table above, Swedish Krona includes goodwill of
$2,419 million and intangible assets, net of $493 million.
Our Euro Notes have been designated as a hedge of our net
investment in certain foreign subsidiaries to mitigate the
foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these
notes is recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. See Note 8,
“Debt Obligations,” to the condensed consolidated financial
statements for further discussion. We enter into foreign
exchange contracts to hedge a portion of our net investment
in certain foreign subsidiaries. These foreign exchange
contracts are carried at fair value, with maturities ranging up to eight years, and reported as either an asset or liability depending on their position as of the balance sheet date, and accumulated other comprehensive loss in the Condensed
Consolidated Balance Sheets. The accumulated gains and
losses associated with these instruments will remain in
accumulated other comprehensive loss until the foreign
subsidiaries are sold or substantially liquidated, at which
point they will be reclassified into earnings.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule
15d-15(f) under the Exchange Act) that occurred during the
quarter ended March 31, 2026 that have materially affected,
or are reasonably likely to materially affect, Nasdaq’s
internal control over financial reporting.
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
Under our board approved share repurchase program, we
may repurchase shares from time to time at prevailing market prices in open market purchases, privately-negotiated
transactions, block purchases, an accelerated share
repurchase program or otherwise, as determined by our
management. As of March 31, 2026, the remaining aggregate
authorized amount under the existing share repurchase
program was $2.9 billion. The share repurchase program may
be suspended, modified or discontinued at any time, and has
no defined expiration date.
The table below represents repurchases made by or on behalf
of us or any “affiliated purchaser” of our common stock
during the fiscal quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 2026
Share repurchase program	2,094,972	$90.78	2,094,972	$939
Employee transactions	—	$—	N/A	N/A
February 2026
Share repurchase program	3,914,850	$84.77	3,914,850	$2,910
Employee transactions	—	$—	N/A	N/A
March 2026
Share repurchase program	308,992	$83.02	308,992	$2,884
Employee transactions	—	$—	N/A	N/A
Total Quarter Ended March 31, 2026
Share repurchase program	6,318,814	$86.67	6,318,814	$2,884
Employee transactions	—	$—	N/A	N/A
In the table above:
•N/A - Not applicable.
•Employee transactions represents shares surrendered to us
to satisfy tax withholding obligations arising from the
vesting of restricted stock and PSUs previously issued to
employees.
•Shares listed under share repurchase program in the table
above primarily include repurchases under the ASR
agreement.
•See “Share Repurchase Program,” of Note 11, “Nasdaq
Stockholders’ Equity,” to the condensed consolidated
financial statements for further discussion of our share
repurchase program.
Item 5. Other Information
During the three months ended March 31, 2026, none of the
Company’s directors or officers adopted, terminated or
modified a “Rule 10b5-1 trading arrangement” or “non-Rule
10b5-1 trading arrangement” (as such terms are defined in
Item 408 of Regulation S-K), except as follows and which is
intended to satisfy the affirmative defense of Rule 10b5-1(c):
on March 12, 2026, Bryan Smith, Chief People Officer,
adopted a Rule 10b5-1 trading plan for the sale of up to 7,556 shares of our common stock subject to certain conditions and which plan expires on June 11, 2027.
Item 6. Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101
The following materials from the Nasdaq,
Inc. Quarterly Report on Form 10-Q for the
quarter ended March 31, 2026, formatted in
iXBRL (Inline eXtensible Business
Reporting Language): (i) Condensed
Consolidated Balance Sheets as of March 31,
2026 and December 31, 2025; (ii)
Condensed Consolidated Statements of
Income for the three months ended March
31, 2026 and 2025; (iii) Condensed
Consolidated Statements of Comprehensive
Income for the three months ended March
31, 2026 and 2025; (iv) Condensed
Consolidated Statements of Changes in
Stockholders’ Equity for the three months
ended March 31, 2026 and 2025; (v)
Condensed Consolidated Statements of Cash
Flows for the three months ended March 31,
2026 and 2025; and (vi) notes to condensed
consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly
caused this report to be signed on its behalf by the
undersigned, thereunto duly authorized, on April 24, 2026.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	April 24, 2026

By:	/s/ Sarah Youngwood
Name:	Sarah Youngwood
Title:	Executive Vice President and Chief Financial Officer
Date:	April 24, 2026