Form 10-Q
period 2026-06-30
NASDAQ, INC.
filed 2026-07-23
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	June 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 16, 2026
Common Stock, $0.01 par value per share	558,977,372	shares

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
2026 Revolving Credit Facility: $1.50 billion senior
unsecured revolving credit facility, which matures on June
30, 2031
2026 Notes: $500 million aggregate principal amount issued
of 3.850% senior unsecured notes paid at maturity on June
30, 2026
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
iii
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
therefore, the data may not be comparable to other publicly
available IPO data. Data in this Quarterly Report on Form
10-Q for IPOs and new listings of equity securities on the
Nasdaq Nordic and Nasdaq Baltic exchanges and Nasdaq
First North also is based on data generated internally by us.
The data regarding Nasdaq's combined market capitalization
in the U.S. is obtained from Bloomberg. IPOs and new
listings data is presented as of period end. While we are not aware of any misstatements regarding industry data presented herein, our estimates involve risks and uncertainties and are subject to change based on various factors. We refer you to
the “Risk Factors” section in our Form 10-K for the fiscal
year ended December 31, 2025 that was filed with the SEC
on February 12, 2026.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$520	$604
Restricted cash and cash equivalents	26	210
Default funds and margin deposits (including restricted cash and cash equivalents of $254 and $3,120, respectively)	2,323	5,842
Financial investments	198	28
Receivables, net	1,182	943
Other current assets	284	376
Total current assets	4,533	8,003
Property and equipment, net	767	728
Goodwill	14,245	14,371
Intangible assets, net	6,223	6,511
Operating lease assets	481	447
Other non-current assets	1,092	993
Total assets	$27,341	$31,053

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$252	$280
Section 31 fees payable to SEC	313	—
Accrued personnel costs	243	364
Deferred revenue	931	785
Other current liabilities	174	259
Default funds and margin deposits	2,323	5,842
Short-term debt	269	431
Total current liabilities	4,505	7,961
Long-term debt	8,492	8,573
Deferred tax liabilities, net	1,616	1,584
Operating lease liabilities	482	462
Other non-current liabilities	253	241
Total liabilities	15,348	18,821

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 587,518,685 at June 30, 2026 and 594,620,320 at December 31, 2025; shares outstanding: 561,990,385 at June 30, 2026 and 569,894,024 at December 31, 2025	6	6
Additional paid-in capital	4,353	5,122
Common stock in treasury, at cost: 25,528,300 shares at June 30, 2026 and 24,726,296 shares at December 31, 2025	(784)	(716)
Accumulated other comprehensive loss	(1,874)	(1,773)
Retained earnings	10,287	9,588
Total Nasdaq stockholders’ equity	11,988	12,227
Noncontrolling interests	5	5
Total equity	11,993	12,232
Total liabilities and equity	$27,341	$31,053
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Capital Access Platforms	$621	$520	$1,186	$1,028
Financial Technology	539	464	1,057	896
Market Services	1,372	1,101	2,419	2,240
Other revenues	—	16	8	32
Total revenues	2,532	2,101	4,670	4,196
Transaction-based expenses:
Transaction rebates	(712)	(640)	(1,436)	(1,224)
Brokerage, clearance and exchange fees	(320)	(155)	(326)	(429)
Revenues less transaction-based expenses	1,500	1,306	2,908	2,543
Operating expenses:
Compensation and benefits	383	352	739	681
Professional and contract services	42	39	82	75
Technology and communication infrastructure	88	79	171	156
Occupancy	35	30	68	58
General, administrative and other	23	23	52	29
Marketing and advertising	24	14	44	28
Depreciation and amortization	165	158	331	313
Regulatory	9	14	19	29
Merger and strategic initiatives	5	20	9	44
Restructuring charges	14	9	24	15
Total operating expenses	788	738	1,539	1,428
Operating income	712	568	1,369	1,115
Interest income	8	12	13	24
Interest expense	(86)	(95)	(172)	(192)
Net gain on divestitures	—	39	89	39
Other income (losses)	(2)	1	(15)	—
Net income from unconsolidated investees	21	23	47	50
Income before income taxes	653	548	1,331	1,036
Income tax provision	146	96	305	190
Net income	$507	$452	$1,026	$846
Net loss attributable to noncontrolling interests	—	—	—	1
Net income attributable to Nasdaq	$507	$452	$1,026	$847
Per share information:
Basic earnings per share	$0.90	$0.79	$1.81	$1.47
Diluted earnings per share	$0.89	$0.78	$1.80	$1.46
Cash dividends declared per common share	$0.31	$0.27	$0.58	$0.51
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$507	$452	$1,026	$846
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(57)	(45)	(76)	130
Income tax benefit (expense)(1)	(7)	67	(25)	98
Foreign currency translation, net	(64)	22	(101)	228

Unrealized gain (loss) on derivatives instruments, net	(3)	5	—	2

Total other comprehensive income (loss), net of tax	(67)	27	(101)	230
Comprehensive income	$440	$479	$925	$1,076
Comprehensive loss attributable to noncontrolling interests	—	—	—	1
Comprehensive income attributable to Nasdaq	$440	$479	$925	$1,077
____________
(1)Primarily relates to the tax effect of unrealized gains and losses on our Euro Notes.
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in millions)

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Shares	$	Shares	$	Shares	$	Shares	$
Common stock	565	6	574	6	570	6	575	6

Additional paid-in capital
Beginning balance		4,627		5,450		5,122		5,530
Share repurchase program	(4)	(356)	(1)	(100)	(10)	(903)	(3)	(215)
Share-based compensation	1	50	1	46	2	87	2	81
Issuance of stock under employee stock plans	—	3	—	—	1	18	—	—
Other issuances of common stock, net	—	29	—	29	—	29	—	29
Ending balance		4,353		5,425		4,353		5,425

Common stock in treasury, at cost
Beginning balance		(747)		(672)		(716)		(647)
Employee shares withheld	—	(37)	—	(34)	(1)	(68)	—	(59)
Ending balance		(784)		(706)		(784)		(706)

Accumulated other comprehensive loss
Beginning balance		(1,807)		(1,896)		(1,773)		(2,099)
Other comprehensive income (loss)		(67)		27		(101)		230
Ending balance		(1,874)		(1,869)		(1,874)		(1,869)

Retained earnings
Beginning balance		9,954		8,658		9,588		8,401
Net income attributable to Nasdaq		507		452		1,026		847
Cash dividends declared and paid		(174)		(155)		(327)		(293)
Ending balance		10,287		8,955		10,287		8,955

Total Nasdaq stockholders’ equity		11,988		11,811		11,988		11,811

Noncontrolling interests
Beginning balance		5		9		5		9
Net activity related to noncontrolling interests		—		(2)		—		(2)
Ending balance		5		7		5		7

Total Equity	562	$11,993	574	$11,818	562	$11,993	574	$11,818
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,026	$846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331	313
Share-based compensation	87	81
Deferred income tax expense	12	12
Net gain on divestitures	(89)	(39)
Net income from unconsolidated investees	(47)	(50)
Other reconciling items included in net income	25	(9)
Net change in operating assets and liabilities, excluding the effects of divestitures:
Receivables, net	(248)	145
Other assets	94	84
Accounts payable and accrued expenses	(27)	(30)
Section 31 fees payable to SEC	313	92
Accrued personnel costs	(117)	(60)
Deferred revenue	153	118
Other liabilities	(113)	(94)
Net cash provided by operating activities	1,400	1,409
Cash flows from investing activities:
Purchases of securities	(499)	(200)
Proceeds from sales and redemptions of securities	322	325
Proceeds from divestitures, net of cash divested	89	52
Purchases of property and equipment	(137)	(108)
Investments related to default funds and margin deposits, net(1)	540	(375)
Other investing activities	(14)	(11)
Net cash provided by (used in) investing activities	301	(317)
Cash flows from financing activities:
Issuance of commercial paper, net	269	—
Repayments of debt and credit commitment	(431)	(657)
Repurchases of common stock	(903)	(215)
Dividends paid	(327)	(293)
Proceeds from issuance of stock under employee stock plans	47	28
Payments related to employee shares withheld for taxes	(68)	(59)
Default funds and margin deposits	(3,347)	(1,350)
Other financing activities	(7)	1
Net cash used in financing activities	(4,767)	(2,545)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(68)	648
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(3,134)	(805)
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	3,934	5,006
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$800	$4,201
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$520	$732
Restricted cash and cash equivalents	26	195
Restricted cash and cash equivalents (default funds and margin deposits)	254	3,274
Total	$800	$4,201
Supplemental Disclosure - Cash Flow Information
Cash paid for:
Interest paid	$194	$209
Income taxes paid, net of refunds	$284	$176
__________________________
(1) See "Default Fund Contributions and Margin Deposits," of Note 14, "Clearing Operations," for further details.
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
Services.
Capital Access Platforms
The Capital Access Platforms segment comprises our Data &
Listing Services, Index and Workflow & Insights businesses.
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
As of June 30, 2026, a total of 5,768 companies listed
securities on our U.S., Nasdaq Nordic, Nasdaq Baltic and
Nasdaq First North exchanges. As of June 30, 2026, there
were 4,659 total listings on The Nasdaq Stock Market,
including 1,243 ETPs. The Nasdaq combined market
capitalization in the U.S. was approximately $45.7 trillion. In
Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges,
together with Nasdaq First North, were home to 1,109 listed
companies with a combined market capitalization of
approximately $2.4 trillion.
Our Index business develops and licenses Nasdaq-branded
indices and financial products. We also license cash-settled futures, options and options on futures on our indices. As of
June 30, 2026, 481 ETPs listed on 28 exchanges in over 20
countries tracked a Nasdaq index and accounted for $1.1
trillion in AUM.
Workflow & Insights includes our analytics and corporate
solutions businesses. Our analytics business provides hedge
funds, asset managers, investment consultants and
institutional asset owners with information and analytics to make data-driven investment decisions, deploy their
resources more productively, and provide liquidity solutions for private funds. Through our eVestment solution, we
provide a suite of cloud-based solutions that help institutional investors and consultants conduct pre-investment due
diligence, and monitor their portfolios post-investment. The
eVestment platform also enables asset managers to efficiently distribute information about their firms and funds to asset
owners and consultants worldwide. In October 2025, we sold
our Solovis business, a financial technology platform
offering portfolio monitoring and analytics tools. Revenues
from this business are reflected in Other revenues in the
Condensed Consolidated Statements of Income for prior
periods presented, and in our Corporate segment for our
segment disclosures.
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
In July 2026, we announced that we have entered into a
definitive agreement to acquire Dasseti, Inc., an AI-powered due diligence platform used by institutional asset allocators and managers across public and private markets. This
business will be integrated into our eVestment solution. We
also announced, in July 2026, an agreement to sell Nasdaq
Fund Secondaries to Nasdaq Private Market, and we continue
to hold a minority interest in Nasdaq Private Market. These
transactions, individually, and in aggregate, will not have a material impact to our results.

Financial Technology
The Financial Technology segment comprises our Financial
Crime Management Technology, Regulatory Technology and
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
Market Services
Our Market Services segment includes revenues from equity
derivatives trading, cash equity trading, Nordic fixed income trading & clearing and U.S. Tape plans data. We operate 18
exchanges across several asset classes, including derivatives, cash equity, debt, structured products and ETPs. In addition, in certain countries where we operate exchanges, we also
provide clearing, settlement and central depository services.
In the first quarter of 2026, we completed the transfer of
existing open positions in our Nordic power futures business to a European exchange. See Note 4, “Divestitures,” for
further discussion. Revenues from this business are reflected in Other revenues in the Condensed Consolidated Statements
of Income for all periods presented, and in our Corporate
segment for our segment disclosures.
Our transaction-based platforms provide market participants
with the ability to access, process, display and integrate
orders and quotes. The platforms allow the routing and
execution of buy and sell orders as well as the reporting of transactions, providing fee-based revenues.
2. BASIS OF PRESENTATION AND PRINCIPLES OF
CONSOLIDATION
The condensed consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of
Nasdaq, its wholly-owned subsidiaries and other entities in
which Nasdaq has a controlling financial interest. When we
do not have a controlling interest in an entity, but exercise significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity
method of accounting. We primarily recognize our share of
earnings or losses of an equity method investee based on our ownership percentage. See “Equity Method Investments,” of
Note 6, “Investments,” for further discussion of our equity
method investments.
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
3. REVENUE FROM CONTRACTS WITH
CUSTOMERS
Disaggregation of Revenue
The following tables summarize the disaggregation of
revenue by major product and service and by segment for the
three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
	(in millions)
Capital Access Platforms:
Data & Listing Services	$217	$198
Index	271	196
Workflow & Insights	133	126
Financial Technology:
Financial Crime Management Technology	98	81
Regulatory Technology	120	104
Capital Markets Technology	321	279
Market Services, net	340	306
Other revenues	—	16
Revenues less transaction-based expenses	$1,500	$1,306

	Six Months Ended June 30,
	2026	2025
	(in millions)
Capital Access Platforms
Data & Listing Services	$431	$391
Index	491	388
Workflow & Insights	264	249
Financial Technology
Financial Crime Management Technology	191	157
Regulatory Technology	238	206
Capital Markets Technology	628	533
Market Services, net	657	587
Other revenues	8	32
Revenues less transaction-based expenses	$2,908	$2,543
Substantially all revenues from the Capital Access Platforms and Financial Technology segments were recognized over
time for the three and six months ended June 30, 2026 and
2025. Substantially all revenues from our Market Services
segment were recognized at a point in time for the same
periods.

Contract Balances
Substantially all of our revenues are considered to be
revenues from contracts with customers. The related accounts receivable balances are recorded in the Condensed
Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $13 million as of June 30,
2026 and $11 million as of December 31, 2025. Changes to
the allowance for doubtful accounts during the six months
ended June 30, 2026 were not material to our condensed
consolidated financial statements. We do not have obligations for warranties, returns or refunds to customers.
Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance
obligations and is the only significant contract asset or
liability as of June 30, 2026. See Note 7, “Deferred
Revenue,” for our discussion on deferred revenue balances,
activity, and expected timing of recognition.
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
June 30, 2026:

	Financial Crime Management Technology	Regulatory Technology	Capital Markets Technology	Workflow & Insights	Total
	(in millions)
Remainder of 2026	$186	$183	$207	$95	$671
2027	329	320	348	135	1,132
2028	219	241	280	66	806
2029	104	136	175	32	447
2030	29	91	114	22	256
2031+	6	43	253	—	302
Total	$873	$1,014	$1,377	$350	$3,614
4. Divestitures
In January 2025, we entered into an agreement to transfer
existing open positions in our Nordic power futures business to a European exchange. In June 2025, this transaction was
completed and partial consideration was received. Migration
of open positions was completed during the first quarter of
2026, resulting in an incremental gain of $88 million, net of costs to sell. This additional consideration was received in
April 2026. We no longer provide commodities clearing and
trading services as of June 2026, and will continue to wind
down business operations through the remainder of 2026. In
connection with the successful migration of open positions,
Nasdaq may receive additional consideration in 2027, and is
expected to release regulatory capital in the medium term.
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
5. GOODWILL AND ACQUIRED INTANGIBLE
ASSETS
Goodwill
The following table presents the changes in goodwill by
business segment during the six months ended June 30, 2026:

(in millions)
Capital Access Platforms
Balance at December 31, 2025	$4,285
Foreign currency translation adjustments	(53)
Balance at June 30, 2026	$4,232
Financial Technology
Balance at December 31, 2025	$7,952
Foreign currency translation adjustments	(8)
Balance at June 30, 2026	$7,944
Market Services
Balance at December 31, 2025	$2,134
Foreign currency translation adjustments	(65)
Balance at June 30, 2026	$2,069

Total
Balance at December 31, 2025	$14,371
Foreign currency translation adjustments	(126)
Balance at June 30, 2026	$14,245

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
There was no impairment of goodwill or indefinite-lived
intangibles for the three and six months ended June 30, 2026 and 2025; however, events such as prolonged economic
weakness or unexpected significant declines in operating
results of any of our reporting units or businesses may result in goodwill impairment charges in the future.
Acquired Intangible Assets
The following table presents details of our total acquired
intangible assets, both finite- and indefinite-lived:

	June 30, 2026	December 31, 2025
Finite-Lived Intangible Assets	(in millions)
Gross Amount:
Technology	$1,222	$1,222
Customer relationships	5,632	5,711
Trade names and other	405	405
Foreign currency translation adjustment	(159)	(163)
Total gross amount	$7,100	$7,175
Accumulated Amortization:
Technology	$(630)	$(531)
Customer relationships	(1,515)	(1,432)
Trade names and other	(63)	(53)
Foreign currency translation adjustment	113	113
Total accumulated amortization	$(2,095)	$(1,903)
Net Amount:
Technology	$592	$691
Customer relationships	4,117	4,279
Trade names and other	342	352
Foreign currency translation adjustment	(46)	(50)
Total finite-lived intangible assets	$5,005	$5,272

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	50	52
Foreign currency translation adjustment	(210)	(191)
Total indefinite-lived intangible assets	$1,218	$1,239
Total intangible assets, net	$6,223	$6,511
In connection with the wind-down of our Nordic power
futures business during the second quarter of 2026, we
recognized a $20 million impairment primarily related to
customer relationships and licenses. There was no other
material impairment of intangible assets for the three and six months ended June 30, 2026 and 2025.
The following tables present our amortization expense for
acquired finite-lived intangible assets:

	Three Months Ended June 30,
	2026	2025
	(in millions)
Amortization expense	$121	$122

	Six Months Ended June 30,
	2026	2025
	(in millions)
Amortization expense	$243	$243
The table below presents the estimated future amortization
expense (excluding the impact of foreign currency translation adjustments of $46 million as of June 30, 2026) of acquired
finite-lived intangible assets as of June 30, 2026:

(in millions)
Remainder of 2026	$245
2027	490
2028	457
2029	430
2030	267
2031+	3,162
Total	$5,051
6. INVESTMENTS
The following table presents the details of our investments:

	June 30, 2026	December 31, 2025
	(in millions)
Financial investments	$198	$28
Equity method investments	559	512
Equity securities	180	175
Financial Investments
Financial investments are comprised of trading securities,
primarily highly rated European government debt securities,
of which $163 million as of June 30, 2026 and $18 million as of December 31, 2025, are assets primarily utilized to meet
regulatory capital requirements, mainly for our clearing
operations at Nasdaq Clearing. Capital held for regulatory
purposes is invested to optimize returns while staying within approved risk tolerances. This active portfolio management
can result in assets held as shorter term investments which
meet the criteria to be classified as cash equivalents, and
would then be included in restricted cash and cash
equivalents or longer term investments, which would be
classified as financial investments in the Condensed
Consolidated Balance Sheets.

Equity Method Investments
We record our estimated pro-rata share of earnings or losses each reporting period and record any dividends as a reduction in the investment balance. As of June 30, 2026 and 2025, our equity method investments primarily included our 40.0%
equity interest in OCC.
The carrying amounts of our equity method investments are
included in other non-current assets in the Condensed
Consolidated Balance Sheets. No impairments were recorded
for the three and six months ended June 30, 2026 and 2025.
Net income recognized from our equity interest in the
earnings and losses of these equity method investments was
$21 million and $23 million for the three months ended June
30, 2026 and 2025, respectively, and $47 million and $50
million for the six months ended June 30, 2026 and 2025,
respectively.
Equity Securities
The carrying amounts of our equity securities are included in other non-current assets in the Condensed Consolidated
Balance Sheets, with gains and losses recognized in other
income (losses) in the Condensed Consolidated Statements of
Income. The majority of our equity securities as of June 30,
2026 do not have a readily determinable fair value and
therefore we have elected the measurement alternative. We
recognized a net gain from the change in the carrying value
of these equity securities of $17 million for the three and six months ended June 30, 2026, primarily related to an upward
adjustment due to the identification of an observable price
change for a similar investment of an investee. No material
adjustments were made to the carrying value of these equity
securities for the three and six months ended June 30, 2025.
We mark-to-market equity securities that have a readily
determinable fair value. Gains and losses from the change in the fair value of these securities were immaterial for the three months ended June 30, 2026 and the three and six months
ended June 30, 2025. Net loss from the change in the fair
value of these securities was $15 million for the six months ended June 30, 2026.
As of June 30, 2026 and December 31, 2025, our equity
securities primarily represent various strategic minority
investments made through our corporate venture program.
Purchases and sales of equity securities are included in other investing activities in the Condensed Consolidated
Statements of Cash Flows.
7. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred
revenue during the six months ended June 30, 2026 are
reflected in the following table:

	Balance at December 31, 2025	Additions	Revenue Recognized	Foreign Currency Translation	Balance at June 30, 2026
Capital Access Platforms:			(in millions)
Initial Listings	$96	$28	$(20)	$(1)	$103
Annual Listings	3	199	(1)	(1)	200
Workflow & Insights	199	135	(126)	—	208
Other	24	11	(7)	(1)	27
Financial Technology:
Financial Crime Management Technology	189	133	(130)	—	192
Regulatory Technology	166	82	(107)	—	141
Capital Markets Technology	196	59	(103)	(3)	149
Total	$873	$647	$(494)	$(6)	$1,020
In the above table:
•Additions include deferred revenue billed in the current
period, net of recognition.
•Revenue recognized includes revenue recognized during
the current period that was included in the beginning
balance.
•Other, within our Capital Access Platforms segment,
primarily includes deferred revenue from our non-U.S.
listing of additional shares fees and our Index business.
As of June 30, 2026, we estimate that our deferred revenue
will be recognized in the following years:

Fiscal year ended:	2026	2027	2028	2029	2030	2031+	Total
Capital Access Platforms:			(in millions)
Initial Listings	$22	$33	$21	$13	$9	$5	$103
Annual Listings	200	—	—	—	—	—	200
Workflow & Insights	156	52	—	—	—	—	208
Other	11	8	5	3	—	—	27
Financial Technology:
Financial Crime Management Technology	143	46	2	1	—	—	192
Regulatory Technology	110	31	—	—	—	—	141
Capital Markets Technology	113	31	3	2	—	—	149
Total	$755	$201	$31	$19	$9	$5	$1,020

In the preceding table, 2026 represents the remaining six
months of 2026.
Deferred revenue that will be recognized beyond June 30,
2027 is included in other non-current liabilities in the
Condensed Consolidated Balance Sheets. The timing of
recognition of deferred revenue related to certain contracts represents our best estimates as the recognition is primarily dependent upon the completion of customization and any
significant modifications made pursuant to existing contracts.
8. DEBT OBLIGATIONS
The following table presents the changes in the carrying
amounts of our debt obligations during the six months ended
June 30, 2026:

	December 31, 2025	Additions	Payments, Foreign Currency Translation and Accretion	June 30, 2026
Short-term debt:	(in millions)
Commercial paper	$—	$374	$(105)	$269
2026 Notes	431	—	(431)	—
Total short-term debt	$431	$374	$(536)	$269
Long-term debt - senior unsecured notes:
2028 Notes	793	—	1	794
2029 Notes	702	—	(19)	683
2030 Notes	702	—	(19)	683
2031 Notes	646	—	1	647
2032 Notes	874	—	(24)	850
2033 Notes	719	—	(20)	699
2034 Notes	1,122	—	1	1,123
2040 Notes	645	—	—	645
2050 Notes	488	—	—	488
2052 Notes	407	—	—	407
2053 Notes	739	—	—	739
2063 Notes	738	—	—	738
2026 Revolving Credit Facility	(2)	(3)	1	(4)
Total long-term debt	$8,573	$(3)	$(78)	$8,492
Total debt obligations	$9,004	$371	$(614)	$8,761
Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other
outstanding senior unsecured notes were issued at a discount.
As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of
June 30, 2026, the amounts in the table above reflect the
aggregate principal amount, which is net of discount and debt issuance costs, which are being accreted and amortized
through interest expense over the life of the applicable notes.
The accretion of the discount and amortization of the debt
issuance costs was $5 million for the six months ended June
30, 2026. Our Euro Notes are adjusted for the impact of
foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally with all of our existing and future unsubordinated obligations and are
not guaranteed by any of our subsidiaries. The senior
unsecured notes were issued under indentures that, among
other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes
may be redeemed by Nasdaq at any time, subject to a make-
whole amount.
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
Net Investment Hedge
Our Euro Notes have been designated as a hedge of our net
investment in certain foreign subsidiaries to mitigate the
foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these
notes is recorded in foreign currency translation gains
(losses) within accumulated other comprehensive loss in the
Condensed Consolidated Balance Sheets. For the six months
ended June 30, 2026, the impact of translation decreased the
U.S. dollar value of our Euro Notes by $83 million.
Credit Facilities
2026 Revolving Credit Facility
In June 2026, Nasdaq amended and restated our existing
$1.25 billion five-year revolving credit facility, with a new maturity date of June 30, 2031, and increased the borrowing
capacity to $1.50 billion. Nasdaq intends to use funds
available under the 2026 Revolving Credit Facility for
general corporate purposes and to provide liquidity to support our commercial paper program. Nasdaq is permitted to repay
borrowings under our 2026 Revolving Credit Facility at any
time in whole or in part, without penalty.
As of June 30, 2026, no amounts were outstanding on the
2026 Revolving Credit Facility. The $(4) million balance
represents unamortized debt issuance costs which are being
amortized through interest expense over the life of the credit facility.

Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR (or a
successor rate to SOFR), the base rate (as defined in the 2026
Revolving Credit Facility agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable
margin that varies with our debt rating. We are charged
commitment fees of 0.080% to 0.150%, depending on our
credit rating, on undrawn amounts. These commitment fees
are included in interest expense and were not material for the three and six months ended June 30, 2026 and 2025.
The 2026 Revolving Credit Facility contains financial and
operating covenants. Financial covenants include a maximum
leverage ratio. Operating covenants include, among other
things, limitations on Nasdaq’s ability to incur additional
indebtedness, grant liens on assets, dispose of assets and
make certain restricted payments. The facility also contains customary affirmative covenants, including access to
financial statements, notice of defaults and certain other
material events, maintenance of properties and insurance, and customary events of default, including cross-defaults to our material indebtedness.
The 2026 Revolving Credit Facility includes an option for
Nasdaq to increase the available aggregate amount by up to
$1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions.
We maintain a U.S. dollar commercial paper program, which
we may utilize at various times to support liquidity needs.
This program is supported by our 2026 Revolving Credit
Facility. The effective interest rate of commercial paper
issuances fluctuates as short-term interest rates and demand fluctuate. These fluctuations may impact our interest
expense. As of June 30, 2026, we had $269 million
outstanding under our commercial paper program and no
outstanding balance as of December 31, 2025.
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies,
primarily to support our Nasdaq Clearing operations in
Europe, as well as to provide a cash pool credit line. These credit facilities, in aggregate, totaled $198 million as of June
30, 2026 and $208 million as of December 31, 2025 in
available liquidity, none of which was utilized. Generally,
these facilities each have a one-year term, and renew
automatically. The amounts borrowed under these various
credit facilities bear interest on the principal amount
outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an
applicable margin. We are charged commitment fees (as
defined in the applicable credit agreement), whether or not
amounts have been borrowed. These commitment fees are
included in interest expense and were not material for the
three and six months ended June 30, 2026 and 2025.
These facilities include customary affirmative and negative
operating covenants and events of default.
Debt Covenants
As of June 30, 2026, we were in compliance with the
covenants of all of our debt obligations.
9. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) plan, which is a voluntary defined
contribution savings plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and
are also eligible for an employer contribution match at an
amount equal to 100.0% of the first 6.0% of eligible
employee contributions. The following table presents the
savings plan expense for the three and six months ended June
30, 2026 and 2025, which is included in compensation and
benefits expense in the Condensed Consolidated Statements
of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Savings Plan expense	$5	$6	$11	$11
Pension, SERP and Other Post-Retirement Benefit Plans
We maintain nonqualified SERPs for certain senior
executives and other post-retirement benefit plans for eligible employees in the U.S. Most employees outside the U.S. are
covered by local retirement plans or by applicable social
laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred.
The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated
Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Retirement Plans expense	$13	$10	$23	$17
Nonqualified Deferred Compensation Plan
We sponsor a nonqualified deferred compensation plan, the
Nasdaq, Inc. Deferred Compensation Plan. This plan
provides certain eligible employees with the opportunity to
defer a portion of their annual salary and bonus up to certain approval limits. The deferred plan assets and corresponding
liabilities are measured at fair value and included within
other non-current assets and liabilities in the Condensed
Consolidated Balance Sheets. All deferrals and associated
earnings are our general unsecured obligations and were
immaterial for the three and six months ended June 30, 2026
and 2025.

10. SHARE-BASED COMPENSATION
We have a share-based compensation program for employees
and non-employee directors. Share-based awards granted
under this program include restricted stock (consisting of
restricted stock units), PSUs and stock options. For
accounting purposes, we consider PSUs to be a form of
restricted stock. Annual employee awards are generally
granted on or about April 1st of each year.
Summary of Share-Based Compensation Expense
The following table presents the total share-based
compensation expense resulting from equity awards and the
15.0% discount for the ESPP for the three and six months
ended June 30, 2026 and 2025, which is primarily included in compensation and benefits expense in the Condensed
Consolidated Statements of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Share-based compensation expense before income taxes	$50	$46	$87	$81
Common Shares Available Under Our Equity Plan
As of June 30, 2026, we had approximately 20.1 million
shares of common stock authorized for future issuance under
our Equity Plan.
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
The following table summarizes our restricted stock activity for the six months ended June 30, 2026:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	3,920,464	$64.06
Granted	1,410,453	82.65
Vested	(1,277,881)	59.02
Forfeited	(127,935)	69.56
Unvested at June 30, 2026	3,925,101	$72.21
As of June 30, 2026, $189 million of total unrecognized
compensation cost related to restricted stock is expected to be recognized over a weighted-average period of 2.6 years.
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
Grants of PSUs that were issued in 2023 with a three-year
performance period exceeded the applicable performance
metrics. As a result, an additional 121,475 shares above the original target amount were granted in the first quarter of
2026 and were fully vested upon issuance.

In 2024, we also granted PSUs with a two-year performance
period to certain eligible executives at the senior vice
president level and above. These PSUs were based on
performance measures relating to the implementation of
certain integration actions in connection with the Adenza
acquisition. Achievement of the targets impacted the amount
of shares that each PSU eligible individual was entitled to
receive. The PSUs had a two-year performance period and
will vest one year after the end of the performance period,
and settled in shares of our common stock. The grantees of
the PSUs under this program were eligible to receive between
0.0% and 200.0% of the number of PSUs granted. The
performance period for these PSUs has ended and exceeded
the applicable performance metrics, and resulted in the
issuance of an additional 87,460 shares for overachievement.
These shares were granted in the first quarter of 2026 and
will vest in January 2027.
The following weighted-average assumptions were used to
determine the weighted-average fair values of the outstanding
PSU awards granted under the three-year PSU program
during the six months ended June 30, 2026 and 2025:

Year of grant date	2026	2025
Weighted-average risk-free interest rate	3.80%	3.82%
Expected volatility	22.57%	23.27%
Weighted-average grant date share price	$85.24	$76.04
Weighted-average fair value at grant date	$100.20	$92.43
The following table summarizes our PSU activity for the six
months ended June 30, 2026:

	PSUs
	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	2,378,130	$74.91
Granted	1,021,588	92.19
Vested	(778,716)	52.72
Forfeited	(9,890)	87.83
Unvested at June 30, 2026	2,611,112	$87.15
As of June 30, 2026, the total unrecognized compensation
cost related to the outstanding PSU awards is $124 million
and is expected to be recognized over a weighted-average
period of 1.4 years.
Stock Options
There were no stock option awards granted for the six
months ended June 30, 2026. We received net cash proceeds
of $3 million from the exercise of 113,611 stock options for the three months ended June 30, 2026. We received net cash
proceeds of $18 million from the exercise of 806,451 stock
options for the six months ended June 30, 2026.
There were no stock option awards granted and no stock
options exercised for the three and six months ended June 30,
2025.
A summary of our outstanding stock options at June 30, 2026
is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2025	1,420,323	$41.79
Exercised	(806,451)	22.23
Outstanding at June 30, 2026	613,872	$67.49	5.5	$7
As of June 30, 2026, the aggregate pre-tax intrinsic value
represents the difference between our closing stock price on
June 30, 2026 of $78.82 and the exercise price, times the
number of shares that would have been received by the
option holder had the option holder exercised the stock
options on that date. This amount can change based on the
fair market value of our common stock. As of June 30, 2026,
no outstanding stock options were exercisable.
ESPP
We have an ESPP under which approximately 9.6 million
shares of our common stock were available for future
issuance as of June 30, 2026. Under our ESPP, employees
may purchase shares having a value not exceeding 10.0% of
their annual compensation, subject to applicable annual
Internal Revenue Service limitations. We record
compensation expense related to the 15.0% discount that is
given to our employees.
11. NASDAQ STOCKHOLDERS’ EQUITY
Common Stock
As of June 30, 2026, 900,000,000 shares of our common
stock were authorized, 587,518,685 shares were issued and
561,990,385 shares were outstanding. As of December 31,
2025, 900,000,000 shares of our common stock were
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
We held 25,528,300 shares of common stock in treasury as of
June 30, 2026 and 24,726,296 shares as of December 31,
2025, most of which are related to shares of our common
stock withheld for the settlement of employee tax
withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
In February 2026, our board of directors authorized an
increase to our share repurchase program, bringing the
aggregate authorized amount to $3.0 billion. As of June 30,
2026, the remaining aggregate authorized amount under the
existing share repurchase program was $2.5 billion.
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
June 30, 2026:

Six Months Ended June 30, 2026
Number of shares of common stock repurchased	10,392,733
Average price paid per share	$86.91
Total purchase price (in millions)	$903
The table above excludes an aggregate of 802,004 shares
withheld to satisfy tax obligations of the grantee upon the
vesting of restricted stock and PSUs.
In January 2026, we entered into a $300 million variable
notional ASR agreement and, upon final settlement in
February 2026, we received a total of 3,142,730 shares plus
$15 million cash reflecting the difference between the
prepayment and final notional amount. These shares are
included in the number of shares of common stock
repurchased in the table above.
In July 2026, we entered into a variable notional ASR
agreement, for which we paid $250 million to a third-party
financial institution in exchange for an initial delivery of shares of common stock. The final notional amount is subject to a minimum and maximum and will depend on the price of
our shares of common stock during the term of the ASR. The
final settlement of the ASR agreement is expected to be
completed in the third quarter of 2026.
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
Preferred Stock
Our certificate of incorporation authorizes the issuance of
30,000,000 shares of preferred stock, par value $0.01 per
share, issuable from time to time in one or more series. As of
June 30, 2026 and December 31, 2025, no shares of preferred
stock were issued or outstanding.
Cash Dividends on Common Stock
During the six months ended June 30, 2026, our board of
directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 28, 2026	$0.27	March 16, 2026	$153	March 30, 2026
April 23, 2026	0.31	June 12, 2026	174	June 26, 2026
			$327
The total amount paid of $327 million was recorded in
retained earnings in the Condensed Consolidated Balance
Sheets at June 30, 2026.
In July 2026, the board of directors approved a regular
quarterly cash dividend of $0.31 per share on our outstanding common stock. The dividend is payable on September 25,
2026 to shareholders of record at the close of business on
September 11, 2026. The estimated aggregate payment of this
dividend is $174 million. Future declarations of quarterly
dividends and the establishment of future record and payment dates are subject to approval by the board of directors.

The board of directors maintains a dividend policy with the
intention to provide shareholders with regular and increasing dividends as earnings and cash flows increase.
12. EARNINGS PER SHARE
The following tables set forth the computation of basic and
diluted earnings per share:

	Three Months Ended June 30,
	2026	2025
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$507	$452
Denominator:
Weighted-average common shares outstanding for basic earnings per share	564,155,965	574,073,104
Weighted-average effect of dilutive securities - Employee equity awards	3,594,251	4,908,053
Weighted-average common shares outstanding for diluted earnings per share	567,750,216	578,981,157
Basic and diluted earnings per share:
Basic earnings per share	$0.90	$0.79
Diluted earnings per share	$0.89	$0.78

	Six Months Ended June 30,
	2026	2025
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$1,026	$847
Denominator:
Weighted-average common shares outstanding for basic earnings per share	565,482,880	574,556,455
Weighted-average effect of dilutive securities - Employee equity awards	4,258,094	4,922,867
Weighted-average common shares outstanding for diluted earnings per share	569,740,974	579,479,322
Basic and diluted earnings per share:
Basic earnings per share	$1.81	$1.47
Diluted earnings per share	$1.80	$1.46
In the tables above, employee equity awards from our PSU
program, which are considered contingently issuable, are
included in the computation of dilutive earnings per share on a weighted average basis when management determines that
the applicable performance criteria would have been met if
the performance period ended as of the date of the relevant
computation.
Securities that were not included in the computation of
diluted earnings per share because their effect was
antidilutive were immaterial for the three and six months
ended June 30, 2026 and 2025.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present substantially all of our financial assets that were measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$198	$198	$—	$—
Total financial investments	$198	$198	$—	$—
Equity securities	8	8	—	—
Total assets at fair value	$206	$206	$—	$—
	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$28	$28	$—	$—
Total financial investments	$28	$28	$—	$—
Equity securities	25	25	—	—
Total assets at fair value	$53	$53	$—	$—
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

All derivative contracts are measured at fair value using
Level 2 inputs based on observable foreign currency
exchange rates and interest rates, and recorded under other
current and other non-current assets and other current and
other non-current liabilities in the Condensed Consolidated
Balance Sheets. As of June 30, 2026 and December 31, 2025,
the fair value of these contracts was not material and
therefore not included in the tables above. We do not use
derivative instruments for trading or speculative purposes.
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
We also consider our debt obligations to be financial
instruments. As of June 30, 2026, the majority of our
outstanding debt obligations were fixed-rate obligations. We are exposed to changes in interest rates on amounts
outstanding from the sale of commercial paper under our
commercial paper program. We may also be exposed to
changes in interest rates as a result of borrowings under our
2026 Revolving Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. The fair value of our remaining debt obligations utilizing prevailing market rates for our fixed rate debt was $8.2 billion as of
June 30, 2026 and $8.6 billion as of December 31, 2025. The
discounted cash flow analyses are based on borrowing rates
currently available to us for debt with similar terms and
maturities. Our commercial paper and our fixed rate and
floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8,
“Debt Obligations.”
Non-Financial Assets Measured at Fair Value on a Non-
Recurring Basis
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be
carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment
would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair
value of the above assets on a non-recurring basis. As of June
30, 2026 and December 31, 2025, there were no non-
financial assets measured at fair value on a non-recurring
basis.
14. CLEARING OPERATIONS
Nasdaq Clearing
Nasdaq Clearing is authorized and supervised under EMIR as
a multi-asset clearinghouse by the SFSA. Such authorization
is effective for all member states of the European Union and certain other non-member states that are part of the European
Economic Area, including Norway. The clearinghouse acts as
the CCP for exchange and OTC trades in equity derivatives
and fixed income derivatives. Historically, we also acted as the CCP for power derivatives and emissions allowance
derivatives. All open interest relating to these products was transferred to another exchange in March 2026. See Note 4,
“Divestitures,” for further discussion of this transaction.
Through our clearing operations in the financial markets,
which includes the resale and repurchase market, Nasdaq
Clearing is the legal counterparty for, and guarantees the
fulfillment of, each contract cleared. These contracts are not used by Nasdaq Clearing for the purpose of trading on its
own behalf. As the legal counterparty of each transaction,
Nasdaq Clearing bears the counterparty risk between the
purchaser and seller in the contract. In its guarantor role,
Nasdaq Clearing has precisely equal and offsetting claims to and from clearing members on opposite sides of each
contract, standing as the CCP on every contract cleared. In
accordance with the rules and regulations of Nasdaq
Clearing, default fund and margin collateral requirements are calculated for each clearing member’s positions in accounts
with the CCP. See “Default Fund Contributions and Margin
Deposits” below for further discussion of Nasdaq Clearing’s
default fund and margin requirements.
Nasdaq Clearing maintains a member sponsored default fund
related to financial markets. Under this structure, Nasdaq
Clearing and its clearing members must contribute to the total regulatory capital related to the clearing operations of Nasdaq
Clearing. See “Default Fund Contributions” below for further discussion of Nasdaq Clearing’s default fund. A power of
assessment and a liability waterfall have also been
implemented to further align risk between Nasdaq Clearing
and its clearing members. See “Power of Assessment” and
“Liability Waterfall” below for further discussion.

Default Fund Contributions and Margin Deposits
As of June 30, 2026, clearing member default fund
contributions and margin deposits were as follows:

	June 30, 2026
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$329	$99	$428
Margin deposits	1,994	5,463	7,457
Total	$2,323	$5,562	$7,885
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
Nasdaq Clearing has invested the total cash contributions of
$2,323 million as of June 30, 2026 and $5,842 million as of
December 31, 2025, in accordance with its investment policy
as follows:

	June 30, 2026	December 31, 2025
	(in millions)
Demand deposits	$233	$3,011
Central bank certificates	21	109
Restricted cash and cash equivalents	$254	$3,120
European government debt securities	337	292
Reverse repurchase agreements	1,514	2,245
Multilateral development bank debt securities	218	185
Investments	$2,069	$2,722
Total	$2,323	$5,842
In the table above, the decrease from December 31, 2025 to
June 30, 2026 is primarily due to the sale of our Nordic
power futures business and includes an unfavorable impact
from currency translation adjustments of $59 million for
restricted cash and cash equivalents and $113 million for
investments.
For the six months ended June 30, 2026 and 2025,
investments related to default funds and margin deposits, net includes purchases of investment securities of $71,751
million and $45,490 million, respectively, and proceeds from sales and redemptions of investment securities of $72,291
million and $45,115 million, respectively.
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
Default Fund Contributions
Required contributions to the default fund are proportional to the exposures of each clearing member. Clearing members’
eligible contributions may include cash and non-cash
contributions. Cash contributions received are maintained in demand deposits held at central banks and large, highly rated financial institutions or invested by Nasdaq Clearing, in
accordance with its investment policy, either in central bank certificates, highly rated government debt securities, reverse repurchase agreements with highly rated government debt
securities as collateral, or multilateral development bank debt securities. Nasdaq Clearing maintains and manages all cash
deposits related to margin collateral. All risks and rewards of collateral ownership, including interest, belong to Nasdaq
Clearing. Clearing members’ cash contributions are included
in default funds and margin deposits in the Condensed
Consolidated Balance Sheets as both a current asset and a
current liability. Non-cash contributions include highly rated government debt securities that must meet specific criteria
approved by Nasdaq Clearing. Non-cash contributions are
pledged assets that are not recorded in the Condensed
Consolidated Balance Sheets as Nasdaq Clearing does not
take legal ownership of these assets and the risks and rewards remain with the clearing members. These balances may
fluctuate over time due to changes in the amount of deposits required and whether members choose to provide cash or
non-cash contributions.

In addition to clearing members’ required contributions to the liability waterfall, Nasdaq Clearing is also required to
contribute capital to the liability waterfall and overall
regulatory capital as specified under its clearinghouse rules.
As of June 30, 2026, Nasdaq Clearing committed capital
totaling $131 million to the liability waterfall and overall regulatory capital, in the form of government debt securities, which are recorded as financial investments in the Condensed
Consolidated Balance Sheets. The combined regulatory
capital of the clearing members and Nasdaq Clearing is
intended to secure the obligations of a clearing member
exceeding such member’s own margin and default fund
deposits and may be used to cover losses sustained by a
clearing member in the event of a default.
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
As mentioned above, Nasdaq Clearing is the legal
counterparty for each contract cleared and thereby guarantees the fulfillment of each contract. Nasdaq Clearing accounts for this guarantee as a performance guarantee. We determine the
fair value of the performance guarantee by considering daily settlement of contracts and other margining and default fund requirements, the risk management program, historical
evidence of default payments, and the estimated probability
of potential default payouts. The calculation is determined
using proprietary risk management software that simulates
gains and losses based on historical market prices, extreme
but plausible market scenarios, volatility and other factors present at that point in time for those particular unsettled contracts. Based on this analysis the estimated liability was nominal and no liability was recorded as of June 30, 2026.
Power of Assessment
To further strengthen the contingent financial resources of the clearinghouse, Nasdaq Clearing has power of assessment that
provides the ability to collect additional funds from its
clearing members to cover a defaulting member’s remaining
obligations up to the limits established under the terms of the clearinghouse rules. The power of assessment corresponds to
230% of the clearing member’s aggregate contribution to the
financial default fund.
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
•junior capital contributed by Nasdaq Clearing, which
totaled $20 million as of June 30, 2026;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if
the defaulting member’s portfolio includes interest rate
swap products;
•the default fund which includes capital contributions of the clearing members on a pro-rata basis; and
•senior capital contributed by Nasdaq Clearing, calculated
in accordance with clearinghouse rules, which totaled $24
million as of June 30, 2026.
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

June 30, 2026
(in millions)
Fixed-income swaps and forwards	$872
Stock options and forwards	387
Index options and forwards	165
Total	$1,424
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
Derivative Contracts Cleared
The following table presents the total number of derivative
contracts cleared through Nasdaq Clearing for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Commodity futures and forwards	59,986	137,217
Fixed-income swaps, futures and forwards	9,502,827	8,657,081
Stock options, futures and forwards	13,473,382	11,785,557
Index options, futures and forwards	15,311,951	17,290,381
Total	38,348,146	37,870,236
In the table above, the total volume in cleared power related to commodity contracts was 117 Terawatt hours (TWh) and
272 TWh for the six months ended June 30, 2026 and 2025,
respectively.
Resale and Repurchase Agreements Contracts
Outstanding and Cleared
The outstanding contract value of resale and repurchase
agreements was $1.2 billion and $800 million as of June 30,
2026 and 2025, respectively. The total number of resale and
repurchase agreements contracts cleared was 1,271,156 and
1,606,945 for the six months ended June 30, 2026 and 2025,
respectively.
15. LEASES
We have operating leases, which are primarily real estate
leases, predominantly for our U.S. and European
headquarters, data centers and for general office space. The following table provides supplemental balance sheet
information related to Nasdaq’s operating leases:

	Balance Sheet Classification	June 30, 2026	December 31, 2025
Assets:		(in millions)
Operating lease assets	Operating lease assets	$481	$447

Liabilities:
Current lease liabilities	Other current liabilities	$74	$60
Non- current lease liabilities	Operating lease liabilities	482	462
Total lease liabilities		$556	$522
The following table summarizes Nasdaq’s lease cost:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Operating lease cost	$24	$21	$45	$39
Variable lease cost	12	10	24	20
Sublease income	(1)	(1)	(1)	(1)
Total lease cost	$35	$30	$68	$58
In the table above, operating lease costs include short-term lease costs, which were immaterial.
The following table reconciles the undiscounted cash flows
for the following years and total of the remaining years to the operating lease liabilities recorded in the Condensed
Consolidated Balance Sheets.

June 30, 2026
(in millions)
Remainder of 2026	$48
2027	93
2028	92
2029	86
2030	80
2031+	254
Total lease payments	$653
Less: interest	(97)
Present value of lease liabilities	$556
In the table above, interest is calculated using an incremental borrowing rate for each lease. Present value of lease
liabilities includes the current portion of $74 million.

Lease payments in the table above exclude $32 million of
legally binding minimum lease payments for leases signed
but not yet commenced primarily related to data center
expansion.
The following table provides information related to Nasdaq’s lease term and discount rate:

June 30, 2026
Weighted-average remaining lease term (in years)	7.7

Weighted-average discount rate	4.3%
The following table provides supplemental cash flow
information related to Nasdaq’s operating leases:

	Six Months Ended June 30,
	2026	2025
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$45	$39

Lease assets obtained in exchange for operating lease liabilities	$71	$91
Lease assets obtained in exchange for operating lease
liabilities primarily relate to expansion and renewals of data center leases for the six months ended June 30, 2026 and
2025. For the six months ended June 30, 2025, it also related to a new lease signed for our European headquarters.
16. INCOME TAXES
Income Tax Provision
The following tables present our income tax provision and
effective tax rate:

	Three Months Ended June 30,
	2026	2025
	(in millions)
Income tax provision	$146	$96
Effective tax rate	22.4%	17.5%

	Six Months Ended June 30,
	2026	2025
	(in millions)
Income tax provision	$305	$190
Effective tax rate	22.9%	18.3%
The higher effective tax rate for the three and six months
ended June 30, 2026, as compared to the prior year periods,
was primarily due to a tax benefit related to payments made
to former Adenza employees in June 2025. The higher
effective tax rate for the six months ended June 30, 2026 also includes the impact of a favorable audit settlement in the
prior period.
The effective tax rate may vary from period to period
depending on, among other factors, the geographic and
business mix of earnings and losses. These and other factors, including history of pre-tax earnings and losses, are taken
into account in assessing the ability to realize deferred tax assets.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S.
federal income tax return, applicable state and local income tax returns and non-U.S. income tax returns. We are subject
to examination by federal, state and local, and foreign tax
authorities. Our federal income tax return is subject to
examination by the Internal Revenue Service for the years
2022 through 2025. Several state tax returns are currently
under examination by the respective tax authorities for the
years 2014 through 2024. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years
2020 through 2025.
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
17. COMMITMENTS, CONTINGENCIES AND
GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin
collateral pledged by clearing members discussed in Note 14,
“Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through
counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled
$4 million as of June 30, 2026 and December 31, 2025. As
discussed in “Other Credit Facilities,” of Note 8, “Debt
Obligations,” we also have credit facilities primarily related to our Nasdaq Clearing operations, which are available in
multiple currencies.
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
In November 2025, the EC opened a formal antitrust
investigation to assess whether Nasdaq and Deutsche Börse
had breached European Union competition rules by
coordinating their conduct in the sector for listing, trading and clearing of financial derivatives in the European
Economic Area.
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
2026 and 2025:

	Capital Access Platforms	Financial Technology	Market Services	Corporate	Total
June 30, 2026		(in millions)
Total revenues	$621	$539	$1,372	$—	$2,532
Transaction- based expenses	—	—	(1,032)	—	(1,032)
Revenues less transaction- based expenses	621	539	340	—	1,500
Directly consumed expenses	185	255	100	—	540
Other expenses	42	34	22	150	248
Operating income	$394	$250	$218	$(150)	$712

Depreciation and amortization	12	20	11	122	165
Purchases of property and equipment	15	35	27	—	77

	Capital Access Platforms	Financial Technology	Market Services	Corporate	Total
June 30, 2025
Total revenues	$520	$464	$1,101	$16	$2,101
Transaction- based expenses	—	—	(795)	—	(795)
Revenues less transaction- based expenses	520	464	306	16	1,306
Directly consumed expenses	172	220	92	—	484
Other expenses	41	27	20	166	254
Operating income	$307	$217	$194	$(150)	$568

Depreciation and amortization	11	13	11	123	158
Purchases of property and equipment	15	29	15	—	59
The following tables present certain information regarding
our business segments for the six months ended June 30,
2026 and 2025:

	Capital Access Platforms	Financial Technology	Market Services	Corporate	Total
June 30, 2026		(in millions)
Total revenues	$1,186	$1,057	$2,419	$8	$4,670
Transaction- based expenses	—	—	(1,762)	—	(1,762)
Revenues less transaction- based expenses	1,186	1,057	657	8	2,908
Directly consumed expenses	356	488	192	—	1,036
Other expenses	87	73	46	297	503
Operating income	$743	$496	$419	$(289)	$1,369

Depreciation and amortization	39	23	25	244	331
Purchases of property and equipment	31	68	38	—	137

	Capital Access Platforms	Financial Technology	Market Services	Corporate	Total
June 30, 2025
Total revenues	$1,028	$896	$2,240	$32	$4,196
Transaction- based expenses	—	—	(1,653)	—	(1,653)
Revenues less transaction- based expenses	1,028	896	587	32	2,543
Directly consumed expenses	333	426	180	—	939
Other expenses	81	56	40	312	489
Operating income	$614	$414	$367	$(280)	$1,115

Depreciation and amortization	21	25	22	245	313
Purchases of property and equipment	28	51	29	—	108

Directly consumed expenses in the table above include both
direct costs and costs of shared resources consumed by the
segment for revenue-generating activities. Other expenses
include indirect overhead costs allocated to our segments.
Other expenses also include expenses allocated to our
Corporate segment. The following tables summarize
revenues and expenses allocated to our Corporate segment:

	Three Months Ended June 30,
	2026	2025
Revenues:	(in millions)
Divestitures of businesses	$—	$16
Expenses:
Amortization expense of acquired intangible assets	121	122
Merger and strategic initiatives expense	5	20
Restructuring charges	14	9
Legal and regulatory matters	6	1
Expenses - divestitures	3	13
Other	1	1
Total expenses	$150	$166
Operating loss	$(150)	$(150)

	Six Months Ended June 30,
	2026	2025
Revenues:	(in millions)
Divestitures of businesses	$8	$32
Expenses:
Amortization expense of acquired intangible assets	243	243
Merger and strategic initiatives expense	9	44
Restructuring charges	24	15
Legal and regulatory matters	12	4
Gain on extinguishment of debt	—	(19)
Expenses - divestitures	8	24
Other	1	1
Total expenses	$297	$312
Operating loss	$(289)	$(280)
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
•Revenues and expenses - divestitures: These amounts
reflect the revenues and expenses associated with our
Nordic power futures business, where we entered into an
agreement to transfer open interest in January 2025 and
completed this transfer in March 2026, and the sale of our
Solovis business in October 2025. See Note 4,
“Divestitures,” for further discussion of this transaction.
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
◦For the three and six months ended June 30, 2026, these
costs included amounts associated with various strategic
initiative costs. For the three and six months ended June
30, 2025, these costs primarily included amounts
associated with the transfer of open positions in our
Nordic power futures business, Adenza integration costs
and other strategic initiative costs.
•Restructuring charges: See Note 19, “Restructuring
Charges,” for further discussion of the restructuring
program.
•Legal and regulatory matters: For the three and six months
ended June 30, 2026 and 2025, this includes accruals
relating to certain legal matters, which are recorded in
professional and contract services in the Condensed
Consolidated Statements of Income.
•Gain on extinguishment of debt: This gain is recorded in
general, administrative and other expense in the Condensed
Consolidated Statements of Income.

Geographic Data
The following tables present total gross revenues by
geographic area for the three and six months ended June 30,
2026 and 2025. Revenues are classified based upon the
location of the customer.

	Three Months Ended June 30,
(in millions)	2026	2025
United States	$1,905	$1,699
All other countries	627	402
Total	$2,532	$2,101

	Six Months Ended June 30,
(in millions)	2026	2025
United States	$3,437	$3,401
All other countries	1,233	795
Total	$4,670	$4,196
No single customer accounted for 10.0% or more of our
revenues for the three and six months ended June 30, 2026
and 2025.
The following table presents property and equipment, net by
geographic area as of June 30, 2026 and December 31, 2025.
Property and equipment information is based on the physical
location of the assets.

(in millions)	June 30, 2026	December 31, 2025
United States	$520	$500
All other countries	247	228
Total	$767	$728
Property and equipment, net for all other countries primarily includes assets held in Sweden.
19. RESTRUCTURING CHARGES
In the fourth quarter of 2023, following the closing of the
Adenza acquisition, our management approved, committed to
and initiated a restructuring program, “Adenza
Restructuring” to optimize our efficiencies as a combined
organization. We initiated the program upon the acquisition
of Adenza and further expanded the program in the fourth
quarter of 2024 following the achievement of our initial
targets. We have incurred costs principally related to
employee-related costs, contract terminations, asset
impairments and other related costs and expect to incur
additional costs in these areas in an effort to accelerate
efficiencies through location strategy and enhanced AI
capabilities. Actions taken as part of this program were
completed as of December 31, 2025, and all costs have been
incurred as of June 30, 2026. Total costs incurred since the inception of the program were $139 million. We have
achieved benefits primarily in the form of expense synergies with over $160 million net expense synergies actioned
through June 30, 2026.
Costs related to this program are recorded as restructuring
charges in the Condensed Consolidated Statements of
Income.
The following table presents a summary of the Adenza
restructuring program charges for the three and six months
ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)
Consulting services	$6	$1	$10	$2
Employee-related costs	3	7	7	11
Other	5	1	7	2
Total restructuring charges	$14	$9	$24	$15

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
Second Quarter 2026 Highlights and Recent
Developments
•Nasdaq welcomed seven of the 10 largest operating
company IPOs on the U.S. exchanges, including SpaceX,
the largest IPO in history with $86 billion in offering
proceeds. Nasdaq set a quarterly record for total proceeds
raised, with 26 operating company IPOs joining the U.S.
listings franchise, raising over $105 billion in offering
proceeds. Nasdaq achieved a 74% win rate across eligible
U.S. operating companies, direct listings, and SPAC
business combinations.
•Our Index business generated net inflows of $109 billion
over the last twelve months, including $51 billion in the
second quarter. Our end-of-period and average ETP AUM
reached new milestones, both exceeding $1.0 trillion for
the first time ever. During the quarter, Nasdaq launched 34
new products, including 11 in the institutional annuity
space and 17 international products.
•Financial Technology delivered double-digit revenue
growth in each subdivision for the second consecutive
quarter. Financial Technology delivered 16% revenue
growth and 16% ARR growth. During the second quarter
of 2026, Nasdaq signed 58 new clients, 7 cross-sells, and
107 upsells.
•Market Services delivered record quarterly net revenues
partially driven by record U.S. equity options volumes,
supported by record industry volumes. Nasdaq’s Closing
Cross achieved new records in notional value traded across
both the June Triple Witch and Russell reconstitution.
Macroeconomic environment
Our business performance can be positively or negatively
impacted by a number of factors, including general economic
conditions, the accelerated pace of technological change, the geopolitical environment, current or expected inflation,
interest rate fluctuations, the threat or imposition of broad-
based tariffs, market volatility, changes in investment
patterns and priorities, regulatory changes, pandemics and
other factors that are generally beyond our control. For
example, higher overall U.S. trading volumes for the six
months ended June 30, 2026 compared with the same period
in 2025 led to an increase in our U.S. equities options and
U.S. cash equities revenues. Market factors also contributed to higher valuations in Nasdaq Indices, higher overall
volumes in Index derivatives and a strengthening IPO
environment. To the extent that global or national economic
conditions weaken and result in slower growth or recessions, our business may be negatively impacted.
Nasdaq’s Operating Results
The following tables summarize our financial performance
for the three and six months ended June 30, 2026 compared
to the same periods in 2025. For a detailed discussion of our results of operations, see “Segment Operating Results”
below.

	Three Months Ended June 30,		Percentage Change
	2026	2025
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$1,500	$1,306	14.9%
Operating expenses	788	738	6.9%
Operating income	$712	$568	25.2%
Net income attributable to Nasdaq	$507	$452	12.2%
Diluted earnings per share	$0.89	$0.78	14.5%
Cash dividends declared per common share	$0.31	$0.27	14.8%

	Six Months Ended June 30,		Percentage Change
	2026	2025
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$2,908	$2,543	14.4%
Operating expenses	1,539	1,428	7.8%
Operating income	$1,369	$1,115	22.7%
Net income attributable to Nasdaq	$1,026	$847	21.2%
Diluted earnings per share	$1.80	$1.46	23.3%
Cash dividends declared per common share	$0.58	$0.51	13.7%

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
* In the chart above, Other 2Q25 includes $29 million.
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
in calculating ARR may or may not be extended or renewed
by our customers.
The ARR chart includes:

▪	Capital Access Platforms
	◦	Proprietary market data subscriptions and annual listing fees within our Data & Listing Services business.
	◦	Index data subscriptions and guaranteed minimum on futures contracts within our Index business.
	◦	Subscription contracts under our Workflow & Insights business.
▪	Financial Technology
	◦	Subscription contracts excluding non-recurring professional services.
▪	Other, for 2Q25, includes ARR related to our Solovis business divested in October 2025.
The following chart summarizes our quarterly annualized
SaaS revenues for June 30, 2026 and 2025 (in millions):
* In the chart above, Other 2Q25 includes $29 million.

SEGMENT OPERATING RESULTS
The following tables present our revenues by segment:

	Three Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Capital Access Platforms	$621	$520	19.4%
Financial Technology	539	464	16.3%
Market Services	1,372	1,101	24.6%
Other revenues	—	16	(100.0)%
Total revenues	$2,532	$2,101	20.6%
Transaction rebates	(712)	(640)	11.2%
Brokerage, clearance and exchange fees	(320)	(155)	106.6%
Total revenues less transaction-based expenses	$1,500	$1,306	14.9%

	Six Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Capital Access Platforms	$1,186	$1,028	15.5%
Financial Technology	1,057	896	17.9%
Market Services	2,419	2,240	8.0%
Other revenues	8	32	(75.6)%
Total revenues	$4,670	$4,196	11.3%
Transaction rebates	(1,436)	(1,224)	17.2%
Brokerage, clearance and exchange fees	(326)	(429)	(23.9)%
Total revenues less transaction-based expenses	$2,908	$2,543	14.4%
The following charts present our Capital Access Platforms,
Financial Technology and Market Services segments as a
percentage of our total revenues, less transaction-based
expenses.

Capital Access Platforms
The following tables present revenues and ARR from our
Capital Access Platforms segment:

	Three Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Data & Listing Services	$217	$198	9.6%
Index	271	196	38.4%
Workflow & Insights	133	126	5.4%
Total Capital Access Platforms	$621	$520	19.4%

	Six Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Data & Listing Services	$431	$391	10.5%
Index	491	388	26.5%
Workflow & Insights	264	249	6.0%
Total Capital Access Platforms	$1,186	$1,028	15.5%

	As of June 30,
	2026	2025
ARR (in millions)	$1,388	$1,286
Data & Listing Services Revenues
The following tables present key drivers from our Data &
Listing Services business:

	Three Months Ended June 30,
	2026	2025
IPOs
The Nasdaq Stock Market	68	79
Operating company	26	38
SPACs	42	41
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	11	6
Total new listings
The Nasdaq Stock Market	188	194
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	15	6

	Six Months Ended June 30,
IPOs	2026	2025
The Nasdaq Stock Market	131	142
Operating company	41	83
SPACs	90	59
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	13	10
Total new listings
The Nasdaq Stock Market	364	364
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	20	15

	As of June 30,
Number of listed companies	2026	2025
The Nasdaq Stock Market	4,659	4,238
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,109	1,148

ARR (in millions)	$791	$726
In the tables above:
•The number of total listed companies on The Nasdaq Stock
Market as of June 30, 2026 and 2025 included 1,243 and
914 ETPs, respectively.
•IPOs, new listings (which includes IPOs) and total listed
companies for exchanges that comprise Nasdaq Nordic and
Nasdaq Baltic represent companies listed on the Nasdaq
Nordic and Nasdaq Baltic exchanges and companies listed
on the alternative markets of Nasdaq First North.
Data & Listing Services revenues increased for the three and six months ended June 30, 2026, compared with the same
periods in 2025, primarily due to new data sales to new and
existing clients, pricing and usage, and increased revenue
from annual and initial listing fees due to new listings,
partially offset by the impact of prior year delistings and roll-
off of prior period amortization of initial listing fees. The increase in the six months ended June 30, 2026 also included a favorable impact from changes in foreign currency rates.

Index Revenues
The following table presents key drivers from our Index
business:

	As of or Three Months Ended June 30,
	2026	2025
Number of licensed ETPs	481	422
TTM change in period end ETP AUM tracking Nasdaq indices (in billions)
Beginning balance	$745	$569
Net inflows	109	88
Net appreciation	260	88
Ending balance	$1,114	$745
Quarterly average ETP AUM tracking Nasdaq indices (in billions)	$1,014	$663

ARR (in millions)	$87	$80
In the table above, TTM represents trailing twelve months.
Index revenues increased for the three and six months ended
June 30, 2026, compared with the same periods in 2025,
primarily due to higher average AUM in exchange traded
products linked to Nasdaq indices, higher volume based
revenues and a $6 million one-time revenue benefit, due to a contract modification, recognized in the second quarter of
2026.
Workflow & Insights Revenues
The following table presents key drivers from our Workflow
& Insights business:

	As of or Three Months Ended June 30,
	2026	2025
	(in millions)
ARR	$510	$480
Quarterly annualized SaaS revenues	439	410
Workflow & Insights revenues increased for the three and six months ended June 30, 2026, compared with the same
periods in 2025, primarily due to an increase in analytics
revenues, largely driven by eVestment and Nasdaq Data Link
sales growth.
Financial Technology
The following tables present revenues from our Financial
Technology segment:

	Three Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Financial Crime Management Technology	$98	$81	21.6%
Regulatory Technology	120	104	15.2%
Capital Markets Technology	321	279	15.1%
Total Financial Technology	$539	$464	16.3%

	Six Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Financial Crime Management Technology	$191	$157	21.3%
Regulatory Technology	238	206	15.8%
Capital Markets Technology	628	533	17.8%
Total Financial Technology	$1,057	$896	17.9%
Financial Crime Management Technology Revenues
The following table presents key drivers for our Financial
Crime Management Technology business:

	As of or Three Months Ended June 30,
	2026	2025
	(in millions)
ARR and Quarterly annualized SaaS revenues	$359	$308
Financial Crime Management Technology revenues
increased for the three and six months ended June 30, 2026,
compared with the same periods in 2025, primarily due to
higher subscription revenues from new and existing clients
and higher professional services fees.
Regulatory Technology Revenues
The following table presents key drivers for our Regulatory
Technology business:

	As of or Three Months Ended June 30,
	2026	2025
	(in millions)
ARR	$428	$376
Quarterly annualized SaaS revenues	258	204
Regulatory Technology revenues increased for the three and
six months ended June 30, 2026, compared with the same
periods in 2025, primarily due to increased subscription
revenues from our AxiomSL and Surveillance solutions
primarily driven by price increases, revenue from new clients and the favorable impact from changes in foreign currency
rates.

Capital Markets Technology Revenues
The following table presents key drivers for our Capital
Markets Technology business:

	As of or Three Months Ended June 30,
	2026	2025
	(in millions)
ARR	$1,083	$932
Quarterly annualized SaaS revenues	172	147
Capital Markets Technology revenues increased for the three
and six months ended June 30, 2026 compared with the same
periods in 2025. The increase was primarily due to higher
revenues from data center expansion, including a change in
pricing structure, higher Calypso upfront license revenues
and increased subscription revenues across all businesses,
partially offset by lower professional services revenues. For the six months ended June 30, 2026 the increase was also
driven by certain one-time fees.
Market Services
The following tables present revenues from our Market
Services segment:

	Three Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Market Services	$1,372	$1,101	24.6%
Transaction-based expenses:
Transaction rebates	(712)	(640)	11.2%
Brokerage, clearance and exchange fees	(320)	(155)	106.6%
Total Market Services, net	$340	$306	11.2%

	Six Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Market Services	$2,419	$2,240	8.0%
Transaction-based expenses:
Transaction rebates	(1,436)	(1,224)	17.2%
Brokerage, clearance and exchange fees	(326)	(429)	(23.9)%
Total Market Services, net	$657	$587	12.0%
The following tables present net revenues by product from
our Market Services segment:

	Three Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
U.S. Equity Derivative Trading	$123	$114	8.2%
Cash Equity Trading	160	135	18.7%
U.S. Tape plans	33	37	(10.7)%
Other	24	20	18.3%
Total Market Services, net	$340	$306	11.2%

	Six Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
U.S. Equity Derivative Trading	$243	$222	9.4%
Cash Equity Trading	298	255	16.8%
U.S. Tape plans	66	70	(5.0)%
Other	50	40	24.5%
Total Market Services, net	$657	$587	12.0%
In the tables above, Other includes Nordic fixed income
trading & clearing, Nordic derivatives and Canadian cash
equities trading.

U.S. Equity Derivative Trading
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative
Trading business:

	Three Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
U.S. Equity Derivative Trading Revenues	$462	$426	8.5%
Section 31 fees	34	15	129.2%
Transaction-based expenses:
Transaction rebates	(338)	(311)	8.6%
Section 31 fees	(34)	(15)	129.2%
Brokerage and clearance fees	(1)	(1)	(11.1)%
U.S. Equity Derivative Trading Revenues, net	$123	$114	8.2%

	Six Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
U.S. Equity Derivative Trading Revenues	$894	$834	7.2%
Section 31 fees	34	47	(26.5)%
Transaction-based expenses:
Transaction rebates	(650)	(610)	6.6%
Section 31 fees	(34)	(47)	(26.5)%
Brokerage and clearance fees	(1)	(2)	(53.4)%
U.S. Equity Derivative Trading Revenues, net	$243	$222	9.4%
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
Section 31 fees increased for the three months ended June 30,
2026, compared with the same period in 2025, primarily due
to a higher average SEC fee rate. The decrease in the six
months ended June 30, 2026, compared with the same period
in 2025, is primarily due to lower average SEC fee rates.
Since the amount recorded in revenues is equal to the amount recorded as Section 31 fees, there is no impact on our net
revenues.

	Three Months Ended June 30,
	2026	2025
U.S. equity options
Total industry average daily volume (in millions)	66.5	52.5
Nasdaq PHLX matched market share	11.2%	9.6%
The Nasdaq Options Market matched market share	2.6%	4.3%
Nasdaq Texas Options matched market share	1.3%	1.7%
Nasdaq ISE Options matched market share	6.6%	6.6%
Nasdaq GEMX Options matched market share	3.4%	4.4%
Nasdaq MRX Options matched market share	4.0%	2.8%
Total matched market share executed on Nasdaq’s exchanges	29.1%	29.4%

	Six Months Ended June 30,
U.S. equity options	2026	2025
Total industry average daily volume (in millions)	64.6	53.0
Nasdaq PHLX matched market share	11.8%	9.4%
The Nasdaq Options Market matched market share	2.6%	4.7%
Nasdaq Texas Options matched market share	1.3%	1.7%
Nasdaq ISE Options matched market share	6.4%	6.7%
Nasdaq GEMX Options matched market share	3.4%	4.0%
Nasdaq MRX Options matched market share	4.1%	2.8%
Total matched market share executed on Nasdaq’s exchanges	29.6%	29.3%
U.S. equity derivative trading revenues and U.S. equity
derivative trading revenues, net increased for the three and six months ended June 30, 2026, compared with the same
periods in 2025, primarily due to higher industry trading
volumes, partially offset by lower capture. The increase for the six months ended June 30, 2026 was also driven by
higher overall U.S. matched market share executed on
Nasdaq’s exchanges
Transaction rebates, in which we credit a portion of the
execution charge to the market participant, increased for the three and six months ended June 30, 2026, compared with the
same periods in 2025, primarily due to higher industry
trading volumes executed on Nasdaq’s exchanges, partially
offset by lower rebate capture rate.

Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity
Trading business:

	Three Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Cash Equity Trading Revenues	$531	$463	14.8%
Section 31 fees	280	133	110.4%
Transaction-based expenses:
Transaction rebates	(366)	(322)	13.8%
Section 31 fees	(280)	(133)	110.4%
Brokerage and clearance fees	(5)	(6)	(2.5)%
Cash equity trading revenues, net	$160	$135	18.7%

	Six Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Cash Equity Trading Revenues	$1,079	$870	24.0%
Section 31 fees	280	367	(23.7%)
Transaction-based expenses:
Transaction rebates	(770)	(602)	28.0%
Section 31 fees	(280)	(367)	(23.7%)
Brokerage and clearance fees	(11)	(13)	(12.2%)
Cash equity trading revenues, net	$298	$255	16.8%
See the discussion above for an explanation of Section 31
fees for the three and six months ended June 30, 2026
compared with the same periods in 2025.

	Three Months Ended June 30,
	2026	2025
Total U.S.-listed securities
Total industry average daily share volume (in billions)	20.2	18.4
Matched share volume (in billions)	184.5	158.4
The Nasdaq Stock Market matched market share	14.3%	13.5%
Nasdaq Texas matched market share	0.3%	0.3%
Nasdaq PSX matched market share	0.1%	0.1%
Total matched market share executed on Nasdaq’s exchanges	14.7%	13.9%
Market share reported to the FINRA/ Nasdaq Trade Reporting Facility	46.4%	47.7%
Total market share	61.1%	61.6%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	747,410	804,121
Total average daily value of shares traded (in billions)	$6.2	$5.7
Total market share executed on Nasdaq’s exchanges	74.5%	71.9%

	Six Months Ended June 30,
Total U.S.-listed securities	2026	2025
Total industry average daily share volume (in billions)	20.1	17.1
Matched share volume (in billions)	368.2	295.5
The Nasdaq Stock Market matched market share	14.5%	13.8%
Nasdaq Texas matched market share	0.3%	0.3%
Nasdaq PSX matched market share	0.1%	0.1%
Total matched market share executed on Nasdaq’s exchanges	14.9%	14.2%
Market share reported to the FINRA/ Nasdaq Trade Reporting Facility	46.0%	47.9%
Total market share	60.9%	62.1%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	773,062	796,426
Total average daily value of shares traded (in billions)	$6.5	$5.5
Total market share executed on Nasdaq’s exchanges	74.4%	71.2%
Cash equity trading revenues and cash equity trading
revenues, net increased for the three and six months ended
June 30, 2026, compared with the same periods in 2025,
primarily due to higher U.S. industry trading volumes, higher
U.S. and European matched market share executed on
Nasdaq's exchanges, and higher European trading volumes.
For the six months ended June 30, 2026, higher capture also
contributed to the increase in cash equity trading revenues as compared to the prior period.

Transaction rebates, in which we credit a portion of the
execution charge to the market participant, increased for the three and six months ended June 30, 2026, compared with the
same periods in 2025, primarily due to higher industry
trading volumes and higher U.S. matched market share
executed on Nasdaq’s exchanges. The increase for the six
months ended June 30, 2026 is also driven by a higher rebate capture rate. For The Nasdaq Stock Market and Nasdaq PSX,
we credit a portion of the per share execution charge to the market participant that provides the liquidity, and for Nasdaq
Texas, we credit a portion of the per share execution charge to the market participant that takes the liquidity.
U.S. Tape Plans
The following tables present revenues from our U.S. Tape
plans business:

	Three Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
U.S. Tape plans	$33	$37	(10.7)%

	Six Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
U.S. Tape plans	$66	$70	(5.0)%
U.S. Tape plans revenues decreased for the three and six
months ended June 30, 2026, compared with the same
periods in 2025, primarily due to lower audit revenues as
compared to the three and six months ended June 30, 2025,
which included an industry-wide adjustment.
Other
Other includes Nordic fixed income trading and clearing,
Nordic derivatives and Canadian cash equities trading. The
following tables present revenues from our Other business:

	Three Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Other	$24	$20	18.3%

	Six Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Other	$50	$40	24.5%
In the preceding tables, Other is presented net of Canadian
cash equity transaction rebates of $7 million for both the
three months ended June 30, 2026 and 2025, and $16 million
and $13 million for the six months ended June 30, 2026 and
2025, respectively.
Other revenues increased for the three and six months ended
June 30, 2026, compared with the same periods in 2025,
primarily due to an increase in Nordic fixed income revenues.
The increase for the six months ended June 30, 2026,
compared with the same period in 2025, was also due to an
increase in Nordic equity derivatives revenues and Canadian
cash equity revenues.
Other Revenues
For the six months ended June 30, 2026, Other revenues
related to our Nordic power futures business. For the three
and six months ended June 30, 2025, Other revenues also
included our Solovis business. See Note 4, “Divestitures,” to the condensed consolidated financial statements for further
discussion.

EXPENSES
Operating Expenses
The following tables present our operating expenses:

	Three Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Compensation and benefits	$383	$352	8.8%
Professional and contract services	42	39	10.5%
Technology and communication infrastructure	88	79	11.6%
Occupancy	35	30	20.1%
General, administrative and other	23	23	(1.9)%
Marketing and advertising	24	14	69.4%
Depreciation and amortization	165	158	5.0%
Regulatory	9	14	(35.4)%
Merger and strategic initiatives	5	20	(76.5)%
Restructuring charges	14	9	48.0%
Total operating expenses	$788	$738	6.9%

	Six Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Compensation and benefits	$739	$681	8.6%
Professional and contract services	82	75	9.5%
Technology and communication infrastructure	171	156	9.8%
Occupancy	68	58	18.0%
General, administrative and other	52	29	79.7%
Marketing and advertising	44	28	55.5%
Depreciation and amortization	331	313	5.5%
Regulatory	19	29	(35.5)%
Merger and strategic initiatives	9	44	(80.9)%
Restructuring charges	24	15	68.6%
Total operating expenses	$1,539	$1,428	7.8%
The increase in compensation and benefits expense for the
three and six months ended June 30, 2026, compared with the
same periods in 2025, was primarily driven by increased
headcount and higher incentive compensation driven by our
performance.
Headcount, including employees of non-wholly owned
consolidated subsidiaries, increased to 9,630 employees as of
June 30, 2026 from 9,492 employees as of June 30, 2025, as
we support revenue growth and innovation.
Professional and contract services expense increased for the three and six months ended June 30, 2026, compared with the
same periods in 2025, primarily due to higher legal fee
accruals.
Technology and communication infrastructure expense
increased for the three and six months ended June 30, 2026,
compared with the same periods in 2025, primarily due to
increased investment in technology, particularly our cloud
initiatives and software licensing.
Occupancy expense increased for the three and six months
ended June 30, 2026, compared with the same periods in
2025, primarily due to colocation data center expansion.
General, administrative and other expense remained
relatively flat for the three months ended June 30, 2026,
compared with the same period in 2025. The increase for the
six months ended June 30, 2026 compared with the same
period in 2025 was primarily due to a gain on extinguishment of debt recorded in the first quarter of 2025.
Marketing and advertising expense increased for the three
and six months ended June 30, 2026, compared with the
same periods in 2025, primarily due to a strengthening IPO
environment.
Depreciation and amortization expense increased for the
three and six months ended June 30, 2026, compared with the
same periods in 2025, due to increased depreciation of
capitalized software projects.
Regulatory expense decreased for the three and six months
ended June 30, 2026, compared with the same periods in
2025, primarily due to lower CAT operating costs.
We have pursued various strategic initiatives and completed
acquisitions and divestitures in recent years, which have
resulted in expenses which would not have otherwise been
incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party
transaction costs and vary based on the size and frequency of the activities described above. For the three and six months ended June 30, 2026, these costs included amounts associated with various strategic initiative costs. For the three and six months ended June 30, 2025, these costs primarily included
amounts associated with the transfer of open positions in our
Nordic power futures business, Adenza integration costs and
other strategic initiative costs.
Restructuring charges increased for the three and six months of June 30, 2026, compared with the same periods in 2025,
primarily due to the higher consulting and other services,
partially offset by lower employee-related costs in relation to our Adenza restructuring program. See Note 19,
“Restructuring Charges,” to the condensed consolidated
financial statements for further discussion.

Non-Operating Income and Expenses
The following tables present our non-operating income and
expenses:

	Three Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Interest income	$8	$12	(37.7)%
Interest expense	(86)	(95)	(9.4)%
Net interest expense	(78)	(83)	(5.2)%
Net gain on divestitures	—	39	(100.0)%
Other income (losses)	(2)	1	(174.6)%
Net income from unconsolidated investees	21	23	(6.1)%
Total non-operating expense	$(59)	$(20)	191.6%

	Six Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Interest income	$13	$24	(42.8)%
Interest expense	(172)	(192)	(9.7)%
Net interest expense	(159)	(168)	(5.1)%
Net gain on divestitures	89	39	127.7%
Other income (losses)	(15)	—	N/M
Net income from unconsolidated investees	47	50	(4.5)%
Total non-operating expense	$(38)	$(79)	(51.5)%
________
N/M  Not meaningful
The following tables present our interest expense:

	Three Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Interest expense on debt	$83	$92	(9.5)%
Accretion of debt issuance costs and debt discount	2	2	(6.1)%
Other fees	1	1	(2.7)%
Interest expense	$86	$95	(9.4)%

	Six Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Interest expense on debt	$166	$185	(9.7)%
Accretion of debt issuance costs and debt discount	5	6	(10.0)%
Other fees	1	1	(6.8)%
Interest expense	$172	$192	(9.7)%
Interest income decreased for the three and six months ended
June 30, 2026, compared with the same periods in 2025,
primarily due to a lower average cash balance.
Interest expense decreased for the three and six months ended
June 30, 2026, compared with the same periods in 2025,
primarily due to lower outstanding debt following the
repayment of our 2025 Notes and the partial repurchases of
several series of outstanding senior unsecured notes in 2025.
Net gains on divestitures for the six months ended June 30,
2026 primarily relates to the divestiture of our Nordic power futures business, net of costs to sell. Net gains on divestitures for the three and six months ended June 30, 2025 relates to
the divestitures of our Nordic power futures business and our
Nasdaq Risk Modelling for Catastrophes business, net of
costs to sell. See Note 4, “Divestitures,” to the condensed
consolidated financial statements for further discussion of
these transactions.
Other income (losses) primarily represents realized and
unrealized gains and losses from strategic investments related to our corporate venture program. For the three and six
months ended June 30, 2026, this also includes the
impairment of intangible assets related to customer
relationships and licenses associated with the wind-down of
our Nordic power futures business. See “Acquired Intangible
Assets,” of Note 5, “Goodwill and Acquired Intangible
Assets,” and “Equity Securities,” of Note 6, “Investments,” to
the condensed consolidated financial statements for further
discussion of these transactions.
Net income from unconsolidated investees primarily relates
to income recognized from our equity method investment in
OCC. See “Equity Method Investments,” of Note 6,
“Investments,” to the condensed consolidated financial
statements for further discussion.
Tax Matters
The following tables present our income tax provision and
effective tax rate:

	Three Months Ended June 30,		Percentage Change
	2026	2025
	($ in millions)
Income tax provision	$146	$96	51.6%
Effective tax rate	22.4%	17.5%

	Six Months Ended June 30,		Percentage Change
	2026	2025
	(in millions)
Income tax provision	$305	$190	60.4%
Effective tax rate	22.9%	18.3%
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
GAAP net income and diluted earnings per share and non-
GAAP net income and diluted earnings per share:

	Three Months Ended June 30,
	2026	2025
	(in millions, except per share amounts)
U.S. GAAP net income	$507	$452
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	121	122
Merger and strategic initiatives expense	5	20
Restructuring charges	14	9
Net gain on divestitures	—	(39)
Net income from unconsolidated investees	(21)	(23)
Legal and regulatory matters	6	1
Other loss	6	1
Total non-GAAP adjustments	$131	$91
Non-GAAP tax adjustments	(33)	(24)
Other tax adjustments	—	(27)
Total non-GAAP adjustments, net of tax	$98	$40
Non-GAAP net income	$605	$492

U.S. GAAP effective tax rate	22.4%	17.5%
Total adjustments from non- GAAP tax rate	0.4%	5.5%
Non-GAAP effective tax rate	22.8%	23.0%

Weighted-average common shares outstanding for diluted earnings per share	567.8	579.0

U.S. GAAP diluted earnings per share	$0.89	$0.78
Total adjustments from non- GAAP net income	0.18	0.07
Non-GAAP diluted earnings per share	$1.07	$0.85

	Six Months Ended June 30,
	2026	2025
	(in millions, except per share amounts)
U.S. GAAP net income	$1,026	$847
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	243	243
Merger and strategic initiatives expense	9	44
Restructuring charges	24	15
Gain on extinguishment of debt	—	(19)
Net gain on divestitures	(89)	(39)
Net income from unconsolidated investees	(47)	(50)
Legal and regulatory matters	12	4
Other loss	20	1
Total non-GAAP adjustments	$172	$199
Non-GAAP tax adjustments	(44)	(52)
Other tax adjustments	—	(45)
Total non-GAAP adjustments, net of tax	$128	$102
Non-GAAP net income	$1,154	$949

U.S. GAAP effective tax rate	22.9%	18.3%
Total adjustments from non- GAAP tax rate	0.3%	4.9%
Non-GAAP effective tax rate	23.2%	23.2%

Weighted-average common shares outstanding for diluted earnings per share	569.7	579.5

U.S. GAAP diluted earnings per share	$1.80	$1.46
Total adjustments from non- GAAP net income	0.23	0.18
Non-GAAP diluted earnings per share	$2.03	$1.64
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
•Merger and strategic initiatives expense: We have pursued
various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses
which would not have otherwise been incurred. The
frequency and the amount of such expenses vary
significantly based on the size, timing and complexity of
the transactions. These expenses primarily include
integration costs, as well as legal, due diligence and other third-party transaction costs. For the three and six months
ended June 30, 2026, these costs included amounts
associated with various strategic initiative costs. For the
three and six months ended June 30, 2025, these costs
primarily included amounts associated with the transfer of
open positions in our Nordic power futures business,
Adenza integration costs and other strategic initiative costs.
•Restructuring charges: See Note 19, “Restructuring
Charges,” to the condensed consolidated financial
statements for further discussion of this program.
•Gain on extinguishment of debt: This gain is recorded in
general, administrative and other expense in the Condensed
Consolidated Statements of Income.
•Net gain on divestitures: For the six months ended June 30,
2026, this primarily includes the recognition of an
incremental gain on the sale of our Nordic power futures
business, net of costs to sell. For the three and six months ended June 30, 2025, this includes gains on divestitures of
our Nordic power futures business and our Nasdaq Risk
Modelling for Catastrophes business, net of costs to sell.
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
discussion.
•Legal and regulatory matters: For the three and six months
ended June 30, 2026 and 2025, this includes accruals
relating to certain legal matters, which are recorded in
professional and contract services in the Condensed
Consolidated Statements of Income.
•Other loss: For the three and six months ended June 30,
2026 and 2025, other items primarily include net gains and
losses from strategic investments entered into through our
corporate venture program. For the three and six months
ended June 30, 2026, this also includes intangible assets
impairments of customer relationships and licenses relating
to the wind-down of our Nordic power futures business.
The net effect of these items is included in other income
(losses) in our Condensed Consolidated Statements of
Income. See “Acquired Intangible Assets,” of Note 5,
“Goodwill and Acquired Intangible Assets,” and “Equity

Securities,” of Note 6, “Investments,” to the condensed
consolidated financial statements for further discussion of
these transactions.
•Non-GAAP tax adjustments: The non-GAAP adjustment to
the income tax provision for all periods primarily includes
the tax impact of each non-GAAP adjustment.
•Other tax adjustments: For the three and six months ended
June 30, 2025, other tax adjustments reflect a tax benefit
related to payments made to certain former Adenza
employees. For the six months ended June 30, 2025, this
also reflects the release of the prior years' reserves
following a favorable audit settlement.
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
Principal factors that could affect the availability of our
internally generated funds include:
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

	June 30, 2026	December 31, 2025
	(in millions)
Working capital	$28	$42
Cash and cash equivalents	520	604
Financial investments	198	28
Working Capital
The decrease in working capital from December 31, 2025 to
June 30, 2026, excluding default funds and margin deposits,
as the corresponding assets and liabilities are both equal and offsetting, is primarily due to an increase in current liabilities partially offset by an increase in current assets.
Increased current liabilities were primarily due to:
•increased Section 31 fees payable due to an increase in the
Section 31 fee rate and timing of payment, and
•higher deferred revenue due to timing of billings, primarily relating to our annual listing fees; partially offset by
•a decrease in short-term debt, see “Debt obligations” below for further discussion,
•a decrease in accrued personnel costs,
•a decrease in other current liabilities, and
•a decrease in accounts payable and accrued expenses.
Increased current assets were primarily due to:
•higher receivables, net primarily due to an increase in
Section 31 fee rate and due to timing of billings, and
•an increase in financial investments at fair value, partially offset by
•lower restricted cash primarily due to the movement of
regulatory capital to longer-term investments classified as
financial investments,
•lower other current assets, and
•lower cash and cash equivalents.
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance
retained in cash and cash equivalents is a function of
anticipated or possible short-term cash needs, prevailing
interest rates, our investment policy, and alternative
investment choices. As of June 30, 2026 and December 31,
2025, our cash and cash equivalents of $520 million and
$604 million, respectively, were primarily invested in money market funds and bank deposits.
Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in
various foreign subsidiaries totaled $199 million as of June
30, 2026 and $280 million as of December 31, 2025. The
remaining balance held in the U.S. totaled $321 million as of
June 30, 2026 and $324 million as of December 31, 2025.

Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents, which was $26 million
as of June 30, 2026 and $210 million as of December 31,
2025, is restricted from withdrawal due to a contractual or
regulatory requirement or not available for general use and as such is classified as restricted in the Condensed Consolidated
Balance Sheets. The decrease in this balance as of June 30,
2026 is primarily due to more regulatory capital being
invested in longer term investments, which are classified as financial investments in the Condensed Consolidated Balance
Sheets as of June 30, 2026. Capital held for regulatory
purposes is invested based on prevailing market rates and our investment strategy and may be held in shorter term
investments, which meet the criteria to be classified as cash equivalents, and would then be included in restricted cash
and cash equivalents or longer term investments which would
be classified as financial investments in the Condensed
Consolidated Balance Sheets.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Six Months Ended June 30,
	2026	2025
Net cash provided by (used in):	(in millions)
Operating activities	$1,400	$1,409
Investing activities	301	(317)
Financing activities	(4,767)	(2,545)
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
Net cash provided by operating activities decreased $9
million for the six months ended June 30, 2026 compared
with the same period in 2025. The decrease was primarily
driven by changes in working capital, as discussed above and an increase in net gain on divestitures, partially offset by higher net income and an increase in other adjustments to net income.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities increased for the six months ended June 30, 2026 compared with the
same period in 2025. This was primarily driven by higher
proceeds from net sales and redemption of investments
related to default funds and margin deposits of $915 million, which does not impact Nasdaq's cash, cash equivalents,
restricted cash or restricted cash equivalents as it relates to customer funds. The increase is also driven by higher
proceeds from divestitures, net of cash divested of $37
million, partially offset by an increase in purchases of
securities of $299 million, primarily due to more regulatory capital being invested in longer-term investments and
purchases of property and equipment of $29 million.
Net Cash Used in Financing Activities
Net cash used in financing activities increased for the six
months ended June 30, 2026 compared with the same period
in 2025 primarily driven by higher outflows of cash from the default funds and margin deposits of $1,997 million, which
does not impact Nasdaq's cash, cash equivalents, restricted
cash or restricted cash equivalents as it relates to customer funds, increases in repurchases of common stock of $688
million and an increase in dividends paid of $34 million.
These increases were partially offset by issuance of
commercial paper, net of $269 million and a decrease in
repayment of debt of $226 million.
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
Financial Investments
Our financial investments totaled $198 million as of June 30,
2026 and $28 million as of December 31, 2025. Of these
securities, $163 million as of June 30, 2026 and $18 million as of December 31, 2025 are assets primarily utilized to meet regulatory capital requirements, mainly for our clearing
operations at Nasdaq Clearing. See Restricted Cash and Cash
Equivalents above and Note 6, “Investments,” to the
condensed consolidated financial statements for further
discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory
capital for the clearing operations of Nasdaq Clearing. The
level of regulatory capital required to be maintained is
dependent upon many factors, including market conditions
and creditworthiness of the counterparty. As of June 30,
2026, our required regulatory capital of $131 million was
primarily comprised of European government debt securities
that are included in financial investments in the Condensed
Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services,
NFSTX, LLC, and Nasdaq Capital Markets Advisory, are
subject to regulatory requirements intended to ensure their
general financial soundness and liquidity. These requirements obligate these subsidiaries to comply with minimum net
capital requirements. As of June 30, 2026, the combined

required minimum net capital totaled $1 million and the
combined excess capital totaled $18 million, substantially all of which is held in cash and cash equivalents in the
Condensed Consolidated Balance Sheets. The required
minimum net capital is included in restricted cash and cash
equivalents in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital
Requirements
The entities that operate trading venues in the Nordic and
Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure
their general financial soundness and liquidity. As of June 30,
2026, our required regulatory capital of $41 million was
primarily invested in European government debt securities
that are included in financial investments in the Condensed
Consolidated Balance Sheets and cash and cash equivalents,
which is included in restricted cash and cash equivalents in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to
local regulation and are required to maintain certain levels of regulatory capital. As of June 30, 2026, other required
regulatory capital of $13 million, primarily related to Nasdaq
Central Securities Depository, was primarily invested in
European government debt securities that are included in
financial investments in the Condensed Consolidated Balance
Sheets and cash and cash equivalents, which is included in
restricted cash and cash equivalents in the Condensed
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

	2026	2025
First quarter	$0.27	$0.24
Second quarter	0.31	0.27
Total	$0.58	$0.51
See “Cash Dividends on Common Stock,” of Note 11,
“Nasdaq Stockholders’ Equity,” to the condensed
consolidated financial statements for further discussion of the dividends.
Debt Obligations
Our outstanding debt obligations, by contractual maturity, at June 30, 2026 are as follows (in U.S. Dollar millions):
■ U.S. Notes  ■ Euro Notes

$1,200
$800
$400
$—
'28
'29
'30
'31
'32
'33
'34
/
'40
/
'50
/
'52
'53
/
'63

As of and for the six months ended June 30, 2026, the
weighted average interest rate on our debt obligations was
approximately 3.7%. This rate can fluctuate based on changes in foreign currency exchange rates and changes in the amount and duration of outstanding debt. See “Foreign Currency
Exchange Rate Risk” below for further discussion on
hedging associated with our Euro Notes. In June 2026,
Nasdaq amended and restated our existing $1.25 billion five-
year revolving credit facility, with a new maturity date of
June 30, 2031, and increased the borrowing capacity to
$1.50 billion. In addition to the 2026 Revolving Credit
Facility, we also have other credit facilities primarily to
support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line.
As of June 30, 2026, we were in compliance with the
covenants of all of our debt obligations.
See Note 8, “Debt Obligations,” to the condensed
consolidated financial statements for further discussion of our debt obligations.
Contractual Obligations and Contingent Commitments
Nasdaq had no significant changes to our contractual
obligations and contingent commitments from those
disclosed in “Part I. Item 7. Management’s Discussion and
Analysis of Financial Condition and Results of Operations”
in our Annual Report on Form 10-K that was filed with the
SEC on February 12, 2026.
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
Financial Investments
As of June 30, 2026, our investment portfolio was primarily
comprised of highly rated European government debt
securities, which pay a fixed rate of interest. These securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase. The impact of an immediate increase to market interest rates,
uniformly, by a hypothetical 100 basis points from levels as of June 30, 2026, would not have a material impact on our
financial statements.
Debt Obligations
As of June 30, 2026, the majority of our outstanding debt
obligations are fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the extent our debt rating is downgraded below investment grade, as further discussed in Note 8, “Debt Obligations,” to the condensed
consolidated financial statements. While changes in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2026 Revolving Credit
Facility, as this facility has a variable interest rate. We may also be exposed to changes in interest rates if there are
amounts outstanding from the sale of commercial paper
under our commercial paper program, which have variable
interest rates. As of June 30, 2026, we have $269 million
outstanding under our commercial paper program. A
hypothetical 100 basis points increase in interest rates on our outstanding commercial paper would not have a material
impact on our financial statements.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our
primary transactional exposure to foreign currency
denominated revenues less transaction-based expenses and
operating income for the three and six months ended June 30,
2026 is presented in the following tables. The tables below
do not include the offsetting impact of our hedging programs.

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar
	(in millions, except currency rate)
Three Months Ended June 30, 2026
Average FX rate to the U.S. dollar	1.162	0.107	0.722	#	N/A
Percentage of revenues less transaction- based expenses	8.3%	3.3%	0.7%	3.1%	84.6%
Percentage of operating income	12.3%	(2.4)%	(5.4)%	(7.8)%	103.3%
Impact of a 10% adverse currency fluctuation on revenues less transaction- based expenses	$(12)	$(5)	$(1)	$(5)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(9)	$(2)	$(4)	$(6)	$—

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar
	(in millions, except currency rate)
Six Months Ended June 30, 2026
Average FX rate to the U.S. dollar	1.167	0.108	0.726	#	N/A
Percentage of revenues less transaction- based expenses	7.7%	3.5%	0.7%	3.5%	84.6%
Percentage of operating income	10.9%	(2.0)%	(5.5)%	(7.1)%	103.7%
Impact of a 10% adverse currency fluctuation on revenues less transaction- based expenses	$(22)	$(10)	$(2)	$(10)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(15)	$(3)	$(8)	$(10)	$—
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
Balance Sheets.
Our primary exposure to net assets in foreign currencies as of
June 30, 2026 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$3,146	$(315)
Canadian Dollar	146	(15)
Norwegian Krone	102	(10)
Australian Dollar	91	(9)
British Pound	78	(8)
In the table above, Swedish Krona includes goodwill of
$2,362 million and intangible assets, net of $477 million.
Our Euro Notes have been designated as a hedge of our net
investment in certain foreign subsidiaries to mitigate the
foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these
notes is recorded in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets. See Note 8,
“Debt Obligations,” to the condensed consolidated financial
statements for further discussion. We enter into foreign
exchange contracts to hedge a portion of our net investment
in certain foreign subsidiaries. These foreign exchange
contracts are carried at fair value, with remaining maturities ranging up to eight years, and reported as either an asset or liability depending on their position as of the balance sheet date, and accumulated other comprehensive loss in the
Condensed Consolidated Balance Sheets. The accumulated
gains and losses associated with these instruments will
remain in accumulated other comprehensive loss until the
foreign subsidiaries are sold or substantially liquidated, at which point they will be reclassified into earnings.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule
15d-15(f) under the Exchange Act) that occurred during the
quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, Nasdaq’s internal control over financial reporting.
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
Under our board approved share repurchase program, we
may repurchase shares from time to time at prevailing market prices in open market purchases, privately-negotiated
transactions, block purchases, an accelerated share
repurchase program or otherwise, as determined by our
management. As of June 30, 2026, the remaining aggregate
authorized amount under the existing share repurchase
program was $2.5 billion. The share repurchase program may
be suspended, modified or discontinued at any time, and has
no defined expiration date.

The table below represents repurchases made by or on behalf
of us or any “affiliated purchaser” of our common stock
during the fiscal quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 2026
Share repurchase program	368,054	$89.40	368,054	$2,851
Employee transactions	429,824	$85.48	N/A	N/A
May 2026
Share repurchase program	1,775,498	$90.53	1,775,498	$2,691
Employee transactions	1,309	$91.33	N/A	N/A
June 2026
Share repurchase program	1,930,367	$83.88	1,930,367	$2,529
Employee transactions	1,141	$83.34	N/A	N/A
Total Quarter Ended June 30, 2026
Share repurchase program	4,073,919	$87.28	4,073,919	$2,529
Employee transactions	432,274	$85.49	N/A	N/A
In the table above:
•N/A - Not applicable.
•Employee transactions represents shares surrendered to us
to satisfy tax withholding obligations arising from the
vesting of restricted stock and PSUs previously issued to
employees.
•See “Share Repurchase Program,” of Note 11, “Nasdaq
Stockholders’ Equity,” to the condensed consolidated
financial statements for further discussion of our share
repurchase program.
Item 5. Other Information
During the three months ended June 30, 2026, none of the
Company’s directors or officers adopted, terminated or
modified a “Rule 10b5-1 trading arrangement” or “non-Rule
10b5-1 trading arrangement” (as such terms are defined in
Item 408 of Regulation S-K), except as follows and which is
intended to satisfy the affirmative defense of Rule 10b5-1(c):
on May 7, 2026, Jeremy Skule, Executive Vice President and
Chief Strategy Officer; Executive Chair, Financial Crime
Management Technology, adopted a Rule 10b5-1 trading
plan for the sale of up to 18,000 shares of our common stock subject to certain conditions and which plan expires on
March 31, 2027.

Item 6. Exhibits

Exhibit Number

10.1	Form of Nasdaq Restricted Stock Unit Award Certificate (employees).*

10.2	Form of Nasdaq Restricted Stock Unit Award Certificate (directors).*

10.3	Form of Nasdaq Three-Year Performance Share Unit Agreement.*

10.4	Form of Nasdaq Two-Year Performance Share Unit Agreement.*

10.5
Amended and Restated Credit Agreement,
dated as of June 30, 2026, among Nasdaq,
Inc., the various lenders and issuing bank
party thereto and Bank of America, N.A., as
administrative agent. (incorporated herein by
reference to Exhibit 10.1 to the Current
Report on Form 8-K filed on July 1, 2026).^

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101
The following materials from the Nasdaq,
Inc. Quarterly Report on Form 10-Q for the
quarter ended June 30, 2026, formatted in
iXBRL (Inline eXtensible Business
Reporting Language): (i) Condensed
Consolidated Balance Sheets as of June 30,
2026 and December 31, 2025; (ii)
Condensed Consolidated Statements of
Income for the three and six months ended
June 30, 2026 and 2025; (iii) Condensed
Consolidated Statements of Comprehensive
Income for the three and six months ended
June 30, 2026 and 2025; (iv) Condensed
Consolidated Statements of Changes in
Stockholders’ Equity for the three and six
months ended June 30, 2026 and 2025; (v)
Condensed Consolidated Statements of Cash
Flows for the six months ended June 30,
2026 and 2025; and (vi) notes to condensed
consolidated financial statements.

104	Cover Page Interactive Data File, formatted in iXBRL and contained in Exhibit 101.
________
* Management contract or compensatory plan or
arrangement.
^ Certain schedules and exhibits have been omitted pursuant
to Item 601(a)(5) of Regulation S-K. Nasdaq, Inc. hereby
undertakes to furnish supplemental copies of any of the
omitted schedules or exhibits to the Securities and Exchange
Commission upon request.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly
caused this report to be signed on its behalf by the
undersigned, thereunto duly authorized, on July 23, 2026.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	July 23, 2026

By:	/s/ Sarah Youngwood
Name:	Sarah Youngwood
Title:	Executive Vice President and Chief Financial Officer
Date:	July 23, 2026