Form 10-Q
period 2026-09-30
NASDAQ, INC.
filed 2026-10-22
CIK 1120193

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended	September 30, 2026
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the transition period	from ________ to ________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2026
Common Stock, $0.01 par value per share	554,962,751	shares

i
Nasdaq, Inc.
ii
About this Form 10-Q
Throughout this Form 10-Q, unless otherwise specified:
•“Nasdaq,” “we,” “us” and “our” refer to Nasdaq, Inc.
•“Nasdaq Baltic” refers collectively to, Nasdaq Tallinn
AS, Nasdaq Riga, AS, and AB Nasdaq Vilnius.
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
•“Nasdaq Nordic” refers collectively to, Nasdaq Clearing
AB, Nasdaq Stockholm AB, Nasdaq Copenhagen A/S,
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
iii
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
•the performance and reliability of our technology and the
technology of third parties on which we rely;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
Nasdaq, Inc.
Condensed Consolidated Balance Sheets
(in millions, except share and par value amounts)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$365	$604
Restricted cash and cash equivalents	28	210
Default funds and margin deposits (including restricted cash and cash equivalents of $755 and $3,120, respectively)	2,530	5,842
Short-term investments	151	28
Receivables, net	1,171	943
Other current assets	287	376
Total current assets	4,532	8,003
Property and equipment, net	767	728
Goodwill	14,247	14,371
Intangible assets, net	6,106	6,511
Operating lease assets	481	447
Other non-current assets	1,250	993
Total assets	$27,383	$31,053

Liabilities
Current liabilities:
Accounts payable and accrued expenses	$252	$280
Section 31 fees payable to SEC	90	—
Accrued personnel costs	320	364
Deferred revenue	819	785
Other current liabilities	237	259
Default funds and margin deposits	2,530	5,842
Short-term debt	269	431
Total current liabilities	4,517	7,961
Long-term debt	8,471	8,573
Deferred tax liabilities, net	1,654	1,584
Operating lease liabilities	476	462
Other non-current liabilities	262	241
Total liabilities	15,380	18,821

Commitments and contingencies

Equity
Nasdaq stockholders’ equity:
Common stock, $0.01 par value, 900,000,000 shares authorized, shares issued: 583,979,697 at September 30, 2026 and 594,620,320 at December 31, 2025; shares outstanding: 558,441,448 at September 30, 2026 and 569,894,024 at December 31, 2025	6	6
Additional paid-in capital	4,067	5,122
Common stock in treasury, at cost: 25,538,249 shares at September 30, 2026 and 24,726,296 shares at December 31, 2025	(784)	(716)
Accumulated other comprehensive loss	(1,944)	(1,773)
Retained earnings	10,654	9,588
Total Nasdaq stockholders’ equity	11,999	12,227
Noncontrolling interests	4	5
Total equity	12,003	12,232
Total liabilities and equity	$27,383	$31,053
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Income
(unaudited)
(in millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Capital Access Platforms	$641	$534	$1,820	$1,552
Financial Technology	529	457	1,585	1,352
Market Services	1,221	967	3,640	3,208
Other revenues	2	21	18	63
Total revenues	2,393	1,979	7,063	6,175
Transaction-based expenses:
Transaction rebates	(623)	(658)	(2,059)	(1,882)
Brokerage, clearance and exchange fees	(289)	(6)	(616)	(436)
Revenues less transaction-based expenses	1,481	1,315	4,388	3,857
Operating expenses:
Compensation and benefits	379	353	1,118	1,033
Professional and contract services	42	38	124	112
Technology and communication infrastructure	93	80	264	236
Occupancy	34	32	103	90
General, administrative and other	2	22	54	51
Marketing and advertising	17	13	61	41
Depreciation and amortization	165	158	496	471
Regulatory	11	12	29	41
Merger and strategic initiatives	6	9	14	53
Restructuring charges	—	12	24	27
Total operating expenses	749	729	2,287	2,155
Operating income	732	586	2,101	1,702
Interest income	10	8	23	32
Interest expense	(86)	(87)	(259)	(279)
Net gain (loss) on divestitures	(4)	(2)	84	37
Other income (loss)	11	—	(4)	—
Net income from unconsolidated investees	38	24	86	73
Income before income taxes	701	529	2,031	1,565
Income tax provision	162	106	466	296
Net income	$539	$423	$1,565	$1,269
Net loss attributable to noncontrolling interests	1	—	1	1
Net income attributable to Nasdaq	$540	$423	$1,566	$1,270
Per share information:
Basic earnings per share	$0.97	$0.74	$2.78	$2.21
Diluted earnings per share	$0.96	$0.73	$2.76	$2.19
Cash dividends declared per common share	$0.31	$0.27	$0.89	$0.78
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Comprehensive Income
(unaudited)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$539	$423	$1,565	$1,269
Other comprehensive income (loss):
Foreign currency translation gains (losses)	(62)	27	(138)	157
Income tax benefit (expense)(1)	(7)	(5)	(32)	93
Foreign currency translation, net	(69)	22	(170)	250

Unrealized gain (loss) on derivative instruments, net	(1)	—	(1)	2

Total other comprehensive income (loss), net of tax	(70)	22	(171)	252
Comprehensive income	$469	$445	$1,394	$1,521
Comprehensive loss attributable to noncontrolling interests	1	—	1	1
Comprehensive income attributable to Nasdaq	$470	$445	$1,395	$1,522
____________
(1)Primarily relates to the tax effect of unrealized gains and losses on our Euro Notes.
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)
(in millions)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Shares	$	Shares	$	Shares	$	Shares	$
Common stock	562	6	574	6	570	6	575	6

Additional paid-in capital
Beginning balance		4,353		5,425		5,122		5,530
Share repurchase program	(4)	(333)	(1)	(115)	(14)	(1,236)	(4)	(330)
Share-based compensation	—	47	—	41	2	134	2	122
Issuance of stock under employee stock plans	—	—	—	—	1	18	—	—
Other issuances of common stock, net	—	—	—	—	—	29	—	29
Ending balance		4,067		5,351		4,067		5,351

Common stock in treasury, at cost
Beginning balance		(784)		(706)		(716)		(647)
Employee shares withheld	—	—	—	(4)	(1)	(68)	—	(63)
Ending balance		(784)		(710)		(784)		(710)

Accumulated other comprehensive loss
Beginning balance		(1,874)		(1,869)		(1,773)		(2,099)
Other comprehensive income (loss)		(70)		22		(171)		252
Ending balance		(1,944)		(1,847)		(1,944)		(1,847)

Retained earnings
Beginning balance		10,287		8,955		9,588		8,401
Net income attributable to Nasdaq		540		423		1,566		1,270
Cash dividends declared and paid		(173)		(155)		(500)		(448)
Ending balance		10,654		9,223		10,654		9,223

Total Nasdaq stockholders’ equity		11,999		12,023		11,999		12,023

Noncontrolling interests
Beginning balance		5		7		5		9
Net activity related to noncontrolling interests		(1)		—		(1)		(2)
Ending balance		4		7		4		7

Total Equity	558	$12,003	573	$12,030	558	$12,003	573	$12,030
See accompanying notes to condensed consolidated financial statements.

Nasdaq, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$1,565	$1,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	496	471
Share-based compensation	134	122
Deferred income tax expense	44	30
Net gain on divestitures	(84)	(37)
Net income from unconsolidated investees	(86)	(73)
Other reconciling items included in net income	15	(1)
Net change in operating assets and liabilities, excluding the effects of divestitures:
Receivables, net	(241)	172
Other assets	96	67
Accounts payable and accrued expenses	(34)	(22)
Section 31 fees payable to SEC	90	(319)
Accrued personnel costs	(38)	(25)
Deferred revenue	43	(10)
Other liabilities	(79)	(14)
Net cash provided by operating activities	1,921	1,630
Cash flows from investing activities:
Purchases of short-term investments	(1,152)	(234)
Proceeds from sales and redemptions of short-term investments	1,019	392
Purchases of corporate debt securities	(100)	—
Proceeds from divestitures, net of cash divested	92	52
Acquisition of businesses, net of cash and cash equivalents acquired	(58)	—
Purchases of property and equipment	(199)	(177)
Investments related to default funds and margin deposits, net(1)	780	(419)
Other investing activities	(16)	(76)
Net cash provided by (used in) investing activities	366	(462)
Cash flows from financing activities:
Issuance of commercial paper, net	269	—
Repayments of debt and credit commitment	(431)	(726)
Repurchases of common stock	(1,226)	(330)
Dividends paid	(500)	(448)
Proceeds from issuance of stock under employee stock plans	47	28
Payments related to employee shares withheld for taxes	(68)	(63)
Default funds and margin deposits	(3,065)	(847)
Other financing activities	(8)	—
Net cash used in financing activities	(4,982)	(2,386)
Effect of exchange rate changes on cash and cash equivalents and restricted cash and cash equivalents	(91)	653
Net decrease in cash and cash equivalents and restricted cash and cash equivalents	(2,786)	(565)
Cash and cash equivalents, restricted cash and cash equivalents at beginning of period	3,934	5,006
Cash and cash equivalents, restricted cash and cash equivalents at end of period	$1,148	$4,441
Reconciliation of Cash, Cash Equivalents and Restricted Cash and Cash Equivalents
Cash and cash equivalents	$365	$470
Restricted cash and cash equivalents	28	227
Restricted cash and cash equivalents (default funds and margin deposits)	755	3,744
Total	$1,148	$4,441
Supplemental Disclosure - Cash Flow Information
Cash paid for:
Interest paid	$272	$283
Income taxes paid, net of refunds	$350	$220
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
As of September 30, 2026, a total of 5,829 companies listed
securities on our U.S., Nasdaq Nordic, Nasdaq Baltic and
Nasdaq First North exchanges. As of September 30, 2026,
there were 4,726 total listings on The Nasdaq Stock Market,
including 1,292 ETPs. The Nasdaq combined market
capitalization in the U.S. was approximately $47.1 trillion. In
Europe, the Nasdaq Nordic and Nasdaq Baltic exchanges,
together with Nasdaq First North, were home to 1,103 listed
companies with a combined market capitalization of
approximately $2.4 trillion.
Our Index business develops and licenses Nasdaq-branded
indices and financial products. We also license cash-settled futures, options and options on futures on our indices. As of
September 30, 2026, 487 ETPs listed on 28 exchanges in
over 20 countries tracked a Nasdaq index and accounted for
$1.2 trillion in AUM.
Workflow & Insights includes our analytics and corporate
solutions businesses. Our analytics business provides hedge
funds, asset managers, investment consultants and
institutional asset owners with information and analytics to make data-driven investment decisions, deploy their
resources more productively, and provide liquidity solutions for private funds. Through our eVestment solution, we
provide a suite of cloud-based solutions that help institutional investors and consultants conduct pre-investment due
diligence, and monitor their portfolios post-investment. The
eVestment platform also enables asset managers to efficiently distribute information about their firms and funds to asset
owners and consultants worldwide. The Nasdaq Fund
Network and Nasdaq Data Link are additional platforms in
our suite of investment data analytics offerings and data
management tools. In October 2025, we sold our Solovis
business, a financial technology platform offering portfolio monitoring and analytics tools. In September 2026, we
acquired Dasseti, Inc., an AI-powered due diligence platform used by institutional asset allocators and managers across
public and private markets. This business will be integrated into our analytics business within Workflow & Insights. In
September 2026, we also completed the sale of Nasdaq Fund
Secondaries, a liquidity solution for private fund interests.
Our corporate solutions business serves both public and
private companies and organizations through our Investor
Relations Intelligence and Governance Solutions products.
Our public company clients can be companies listed on our
exchanges or other U.S. and global exchanges. Our private
company clients include a diverse group of organizations
ranging from family-owned companies, government
organizations, law firms, privately held entities, and various non-profit organizations to hospitals and healthcare systems.
We help organizations enhance their ability to understand and expand their global shareholder base and improve corporate
governance.
In August 2026, we completed the sale of Nasdaq Metrio's
platform and customer contracts to a third party and also
commenced an orderly wind-down of our sustainability
advisory business. We expect this wind-down to continue
through 2027.
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
In the first quarter of 2026, we completed the transfer of
existing open positions in our Nordic power futures business to a European exchange. See Note 4, “Acquisitions and
Divestitures,” for further discussion. Revenues from this
business are reflected in Other revenues in the Condensed
Consolidated Statements of Income for all periods presented, and in our Corporate segment for our segment disclosures.
Our transaction-based platforms provide market participants
with the ability to access, process, display and integrate
orders and quotes. The platforms allow the routing and
execution of buy and sell orders as well as the reporting of transactions, providing fee-based revenues.
In the third quarter of 2026, we formed Digital Liquidity
Networks, a new organization under our Market Services
segment focused on advancing the company’s leadership in
digital assets and market modernization.
2. BASIS OF PRESENTATION AND PRINCIPLES OF
CONSOLIDATION
The condensed consolidated financial statements are prepared in accordance with U.S. GAAP and include the accounts of
Nasdaq, its wholly-owned subsidiaries and other entities in
which Nasdaq has a controlling financial interest. When we
do not have a controlling interest in an entity, but exercise significant influence over the entity’s operating and financial policies, such investment is accounted for under the equity
method of accounting. We primarily recognize our share of
earnings or losses of an equity method investee based on our ownership percentage. See “Equity Investments,” of Note 6,
“Investments,” for further discussion of our equity method
investments.
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

Subsequent Events
We have evaluated subsequent events through the issuance
date of this Quarterly Report on Form 10-Q. See Note 4,
“Acquisitions and Divestitures,” and Note 11, “Nasdaq
Stockholders’ Equity,” for a discussion of subsequent events.
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
3. REVENUE FROM CONTRACTS WITH
CUSTOMERS
Disaggregation of Revenue
The following tables summarize the disaggregation of
revenue by major product and service and by segment for the
three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Capital Access Platforms:
Data & Listing Services	$224	$204
Index	286	206
Workflow & Insights	131	124
Financial Technology:
Financial Crime Management Technology	103	84
Regulatory Technology	123	109
Capital Markets Technology	303	264
Market Services, net	309	303
Other revenues	2	21
Revenues less transaction- based expenses	$1,481	$1,315

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Capital Access Platforms
Data & Listing Services	$655	$594
Index	778	595
Workflow & Insights	387	363
Financial Technology
Financial Crime Management Technology	294	241
Regulatory Technology	361	315
Capital Markets Technology	930	796
Market Services, net	965	890
Other revenues	18	63
Revenues less transaction- based expenses	$4,388	$3,857
Substantially all revenues from the Capital Access Platforms and Financial Technology segments were recognized over
time for the three and nine months ended September 30, 2026
and 2025. Substantially all revenues from our Market
Services segment were recognized at a point in time for the
same periods.

In order to facilitate comparability between periods, we
reclassify revenues related to divestitures or business wind-
downs to Other Revenues in the Condensed Consolidated
Statements of Income for all periods presented. For the three months ended September 30, 2026, Other revenues related to
our Nasdaq Metrio platform and our sustainability advisory
business that is in the process of being wound down. For the nine months ended September 30, 2026, Other revenues also
include our Nordic power futures business and Nasdaq Fund
Secondaries. For the three and nine months ended September
30, 2025, Other revenues also included our Solovis business.
See Note 4, “Acquisitions and Divestitures,” for further
discussion.
Contract Balances
Substantially all of our revenues are considered to be
revenues from contracts with customers. The related accounts receivable balances are recorded in the Condensed
Consolidated Balance Sheets as receivables, which are net of allowance for doubtful accounts of $11 million as of
September 30, 2026 and December 31, 2025. Changes to the
allowance for doubtful accounts during the nine months
ended September 30, 2026 were not material to our
condensed consolidated financial statements. We do not have
obligations for warranties, returns or refunds to customers.
Deferred revenue represents consideration received that is yet to be recognized as revenue for unsatisfied performance
obligations and is the only significant contract asset or
liability as of September 30, 2026. See Note 7, “Deferred
Revenue,” for our discussion on deferred revenue balances,
activity, and expected timing of recognition.
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
The following table summarizes the amount of the
transaction price allocated to performance obligations that are unsatisfied, for contract durations greater than one year, as of
September 30, 2026:

	Financial Crime Management Technology	Regulatory Technology	Capital Markets Technology	Workflow & Insights	Total
	(in millions)
Remainder of 2026	$97	$96	$110	$50	$353
2027	359	347	362	150	1,218
2028	254	270	298	78	900
2029	138	164	194	36	532
2030	38	106	123	22	289
2031+	9	54	276	—	339
Total	$895	$1,037	$1,363	$336	$3,631
4. ACQUISITIONS AND DIVESTITURES
Acquisitions
In September 2026, we completed the acquisition of Dasseti,
an AI-powered due diligence and monitoring platform for
investment consultants, institutional investors, and asset
managers. Dasseti's capabilities will be integrated into our analytics business within Workflow & Insights. This
acquisition builds on our pre-existing minority investment in
Dasseti.
In October 2026, we acquired the remaining ownership
interests in LeveL Holdings, LLC, parent of LeveL Markets,
LLC, or LeveL Markets, an institutional alternative trading
system and broker-dealer serving the institutional equity
trading market. Prior to the acquisition, we held a minority interest in LeveL Markets. Following the transaction, LeveL
Markets became a wholly owned subsidiary of Nasdaq and
will be integrated into Digital Liquidity Networks, a new
organization under our Market Services segment.

Divestitures
In September 2026, we completed the sale of our subsidiary,
Nasdaq Fund Secondaries, to NPM in exchange for
additional equity interests in NPM. Following the transaction, we continue to maintain a minority interest in NPM. During
August 2026, we completed the sale of Nasdaq Metrio's
platform and customer contracts to a third party. We also
commenced an orderly wind-down of our sustainability
advisory business. We expect this wind-down to continue
through 2027. In October 2025, Nasdaq completed the sale of
our Solovis business. The divestitures discussed above were
previously included in Workflow & Insights within our
Capital Access Platforms segment.
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
The impact of the transactions described above is net of cost to sell and is included in net gain (loss) on divestitures in the
Condensed Consolidated Statements of Income.
5. GOODWILL AND ACQUIRED INTANGIBLE
ASSETS
Goodwill
The following table presents the changes in goodwill by
business segment during the nine months ended September
30, 2026:

(in millions)
Capital Access Platforms
Balance at December 31, 2025	$4,285
Goodwill acquired	70
Foreign currency translation adjustments	(83)
Balance at September 30, 2026	$4,272
Financial Technology
Balance at December 31, 2025	$7,952
Foreign currency translation adjustments	(13)
Balance at September 30, 2026	$7,939
Market Services
Balance at December 31, 2025	$2,134
Foreign currency translation adjustments	(98)
Balance at September 30, 2026	$2,036

Total
Balance at December 31, 2025	$14,371
Goodwill acquired	70
Foreign currency translation adjustments	(194)
Balance at September 30, 2026	$14,247
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
There was no impairment of goodwill for the three and nine
months ended September 30, 2026 and 2025; however,
events such as prolonged economic weakness or unexpected
significant declines in operating results of any of our
reporting units or businesses may result in goodwill
impairment charges in the future.

Acquired Intangible Assets
The following table presents details of our total acquired
intangible assets, both finite- and indefinite-lived:

	September 30, 2026	December 31, 2025
Finite-Lived Intangible Assets	(in millions)
Gross Amount:
Technology	$1,222	$1,222
Customer relationships	5,645	5,711
Trade names and other	405	405
Foreign currency translation adjustment	(170)	(163)
Total gross amount	$7,102	$7,175
Accumulated Amortization:
Technology	$(673)	$(531)
Customer relationships	(1,584)	(1,432)
Trade names and other	(68)	(53)
Foreign currency translation adjustment	122	113
Total accumulated amortization	$(2,203)	$(1,903)
Net Amount:
Technology	$549	$691
Customer relationships	4,061	4,279
Trade names and other	337	352
Foreign currency translation adjustment	(48)	(50)
Total finite-lived intangible assets	$4,899	$5,272

Indefinite-Lived Intangible Assets
Exchange and clearing registrations	$1,257	$1,257
Trade names	121	121
Licenses	50	52
Foreign currency translation adjustment	(221)	(191)
Total indefinite-lived intangible assets	$1,207	$1,239
Total intangible assets, net	$6,106	$6,511
In connection with the wind-down of our Nordic power
futures business during the second quarter of 2026, we
recognized a $20 million impairment primarily related to
customer relationships and licenses. There was no other
material impairment of intangible assets for the three and
nine months ended September 30, 2026 and 2025.
The following tables present our amortization expense for
acquired finite-lived intangible assets:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Amortization expense	$121	$122

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Amortization expense	$364	$365
The table below presents the estimated future amortization
expense (excluding the impact of foreign currency translation adjustments of $48 million as of September 30, 2026) of
acquired finite-lived intangible assets as of September 30,
2026:

(in millions)
Remainder of 2026	$123
2027	492
2028	459
2029	433
2030	271
2031+	3,169
Total	$4,947
6. INVESTMENTS
The following table presents the details of our investments:

	September 30, 2026	December 31, 2025
	(in millions)
Short-term investments	$151	$28
Corporate debt securities	100	—
Equity investments	787	687
Short-Term Investments
Short-term investments are comprised of trading securities,
primarily highly rated European government debt securities,
of which $134 million as of September 30, 2026 and $18
million as of December 31, 2025, are assets primarily utilized to meet regulatory capital requirements, mainly for our
clearing operations at Nasdaq Clearing. Capital held for
regulatory purposes is invested to optimize returns while
staying within approved risk tolerances. This active portfolio management can result in investments with original
maturities of 90 days or less that qualify as cash equivalents and are included in restricted cash and cash equivalents, or investments with original maturities greater than 90 days and less than one year that are classified as short-term
investments in the Condensed Consolidated Balance Sheets.

Corporate Debt Securities
In September 2026, we purchased Series E preferred stock of
Payward, Inc., the parent company of Kraken, a
cryptocurrency platform and digital asset infrastructure
provider, for an aggregate purchase price of $100 million.
Our investment is generally redeemable at cost on the tenth
anniversary of issuance at the option of Payward, Inc or
Nasdaq, subject to applicable law. This investment is
convertible into common stock at our option, in connection
with an initial public offering that meets defined criteria, or at the issuer’s option in connection with an initial public
offering subject to certain price adjustments. We elected the fair value option for this investment as we believe carrying it at fair value and recognizing changes in fair value through
earnings best reflects its underlying economics. Accordingly, any changes in the fair value will be recognized in other
income (loss) in the Condensed Consolidated Statements of
Income. There was no change in the fair value for the three
and nine months ended September 30, 2026. This investment
is included in other non-current assets in the Condensed
Consolidated Balance Sheets.
Equity Investments
Our strategic equity investments include our equity method
investments, for which we have the ability to exercise
significant influence, but not control, over the investees, as well as minority investments made through our corporate
venture program in equity securities without readily
determinable fair values and marketable equity securities. As of September 30, 2026 and December 31, 2025, the carrying
value of our equity method investments is $614 million and
$512 million, respectively, and the carrying value of our
minority equity investments is $173 million and $175
million, respectively. These investments are included in other non-current assets in the Condensed Consolidated Balance
Sheets.
For equity method investments, we record our estimated pro-
rata share of earnings or losses each reporting period and
record any dividends as a reduction in the investment
balance. As of September 30, 2026 and 2025, our equity
method investments primarily included our 40.0% equity
interest in OCC. Net income recognized from our equity
interest in the earnings and losses of these equity method
investments was $38 million and $24 million for the three
months ended September 30, 2026 and 2025, respectively,
and $86 million and $73 million for the nine months ended
September 30, 2026 and 2025, respectively, and is included
in net income from unconsolidated investees in the
Condensed Consolidated Statements of Income. No
impairments were recorded for the three and nine months
ended September 30, 2026 and 2025.
The majority of our equity securities as of September 30,
2026 do not have a readily determinable fair value and
therefore we have elected the measurement alternative. We
recognized a net gain from the change in the carrying value
of these equity securities of $17 million for the nine months ended September 30, 2026, primarily related to an upward
adjustment due to the identification of an observable price
change for a similar investment of an investee. There were no adjustments to the carrying value of these equity securities for the three months ended September 30, 2026, and no
material adjustments for the three and nine months ended
September 30, 2025.
We mark-to-market equity securities that have a readily
determinable fair value. Gains and losses from the change in the fair value of these securities were immaterial for the three months ended September 30, 2026 and the three and nine
months ended September 30, 2025. Net loss from the change
in the fair value of these securities was $13 million for the nine months ended September 30, 2026.
Gains and losses from our equity securities without readily
determinable fair values and marketable equity securities are recognized in other income (loss) in the Condensed
Consolidated Statements of Income.
7. DEFERRED REVENUE
Deferred revenue represents consideration received that is yet to be recognized as revenue. The changes in our deferred
revenue during the nine months ended September 30, 2026
are reflected in the following table:

	Balance at December 31, 2025	Additions	Revenue Recognized	Adjustments	Balance at September 30, 2026
Capital Access Platforms:			(in millions)
Initial Listings	$96	$37	$(30)	$(1)	$102
Annual Listings	3	102	(2)	(1)	102
Workflow & Insights	199	179	(173)	2	207
Other	24	11	(10)	(1)	24
Financial Technology:
Financial Crime Management Technology	189	166	(167)	—	188
Regulatory Technology	166	138	(145)	—	159
Capital Markets Technology	196	76	(141)	(3)	128
Total	$873	$709	$(668)	$(4)	$910
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
As of September 30, 2026, we estimate that our deferred
revenue will be recognized in the following years:

Fiscal year ended:	2026	2027	2028	2029	2030	2031+	Total
Capital Access Platforms:			(in millions)
Initial Listings	$11	$36	$24	$15	$10	$6	$102
Annual Listings	102	—	—	—	—	—	102
Workflow & Insights	95	112	—	—	—	—	207
Other	6	9	5	3	1	—	24
Financial Technology:
Financial Crime Management Technology	84	100	3	1	—	—	188
Regulatory Technology	67	90	1	1	—	—	159
Capital Markets Technology	63	59	4	2	—	—	128
Total	$428	$406	$37	$22	$11	$6	$910
In the preceding table, 2026 represents the remaining three
months of 2026.
Deferred revenue that will be recognized beyond September
30, 2027 is included in other non-current liabilities in the
Condensed Consolidated Balance Sheets. The timing of
recognition of deferred revenue related to certain contracts represents our best estimates as the recognition is primarily dependent upon the completion of customization and any
significant modifications made pursuant to existing contracts.
8. DEBT OBLIGATIONS
The following table presents the changes in the carrying
amounts of our debt obligations during the nine months
ended September 30, 2026:

	December 31, 2025	Additions	Payments, Foreign Currency Translation and Accretion	September 30, 2026
Short-term debt:	(in millions)
Commercial paper	$—	$1,346	$(1,077)	$269
2026 Notes	431	—	(431)	—
Total short-term debt	$431	$1,346	$(1,508)	$269
Long-term debt - senior unsecured notes:
2028 Notes	793	—	1	794
2029 Notes	702	—	(24)	678
2030 Notes	702	—	(25)	677
2031 Notes	646	—	1	647
2032 Notes	874	—	(30)	844
2033 Notes	719	—	(25)	694
2034 Notes	1,122	—	1	1,123
2040 Notes	645	—	—	645
2050 Notes	488	—	—	488
2052 Notes	407	—	—	407
2053 Notes	739	—	—	739
2063 Notes	738	—	1	739
2026 Revolving Credit Facility	(2)	(3)	1	(4)
Total long-term debt	$8,573	$(3)	$(99)	$8,471
Total debt obligations	$9,004	$1,343	$(1,607)	$8,740
Senior Unsecured Notes
Our 2040 Notes were issued at par. All of our other
outstanding senior unsecured notes were issued at a discount.
As a result of the discount, the proceeds received from each issuance were less than the aggregate principal amount. As of
September 30, 2026, the amounts in the table above reflect
the carrying amount, which is net of discount and debt
issuance costs, which are being accreted and amortized
through interest expense over the life of the applicable notes.
The accretion of the discount and amortization of the debt
issuance costs was $7 million for the nine months ended
September 30, 2026. Our Euro Notes are adjusted for the
impact of foreign currency translation. Our senior unsecured notes are general unsecured obligations which rank equally
with all of our existing and future unsubordinated obligations and are not guaranteed by any of our subsidiaries. The senior unsecured notes were issued under indentures that, among
other things, limit our ability to consolidate, merge or sell all or substantially all of our assets, create liens, and enter into sale and leaseback transactions. The senior unsecured notes
may be redeemed by Nasdaq at any time, subject to a make-
whole amount.

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
Net Investment Hedge
Our Euro Notes have been designated as a hedge of our net
investment in certain foreign subsidiaries to mitigate the
foreign exchange risk associated with certain investments in these subsidiaries. Accordingly, the remeasurement of these
notes is recorded in foreign currency translation gains
(losses) within accumulated other comprehensive loss in the
Condensed Consolidated Balance Sheets. For the nine
months ended September 30, 2026, the impact of translation
decreased the U.S. dollar value of our Euro Notes by $106
million.
Credit Facilities
2026 Revolving Credit Facility
In June 2026, we amended and restated our existing $1.25
billion five-year revolving credit facility, with a new maturity date of June 30, 2031, and increased the borrowing capacity
to $1.50 billion. We intend to use funds available under the
2026 Revolving Credit Facility for general corporate
purposes and to provide liquidity to support our commercial
paper program. We are permitted to repay borrowings under
our 2026 Revolving Credit Facility at any time in whole or in part, without penalty.
As of September 30, 2026, no amounts were outstanding on
the 2026 Revolving Credit Facility. The $(4) million balance represents unamortized debt issuance costs which are being
amortized through interest expense over the life of the credit facility.
Borrowings under the revolving credit facility and swingline borrowings bear interest on the principal amount outstanding at a variable interest rate based on either the SOFR (or a
successor rate to SOFR), the base rate (as defined in the 2026
Revolving Credit Facility agreement), or other applicable rate with respect to non-dollar borrowings, plus an applicable
margin that varies with our debt rating. We are charged
commitment fees of 0.080% to 0.150%, depending on our
credit rating, on undrawn amounts. These commitment fees
are included in interest expense and were not material for the three and nine months ended September 30, 2026 and 2025.
The 2026 Revolving Credit Facility contains financial and
operating covenants. Financial covenants include a maximum
leverage ratio. Operating covenants include, among other
things, limitations on our ability to incur additional
indebtedness, grant liens on assets, dispose of assets and
make certain restricted payments. The facility also contains customary affirmative covenants, including access to
financial statements, notice of defaults and certain other
material events, maintenance of properties and insurance, and customary events of default, including cross-defaults to our material indebtedness.
The 2026 Revolving Credit Facility includes an option for
Nasdaq to increase the available aggregate amount by up to
$1.0 billion, subject to the consent of the lenders funding the increase and certain other conditions.
We maintain a U.S. dollar commercial paper program, which
we may utilize at various times to support liquidity needs.
This program is supported by our 2026 Revolving Credit
Facility. The effective interest rate of commercial paper
issuances fluctuates as short-term interest rates and demand fluctuate. These fluctuations may impact our interest
expense. As of September 30, 2026, we had $269 million
outstanding under our commercial paper program and no
outstanding balance as of December 31, 2025.
Other Credit Facilities
Certain of our European subsidiaries have several other credit facilities, which are available in multiple currencies,
primarily to support our Nasdaq Clearing operations in
Europe, as well as to provide a cash pool credit line. These credit facilities, in aggregate, totaled $192 million as of
September 30, 2026 and $208 million as of December 31,
2025 in available liquidity, none of which was utilized.
Generally, these facilities each have a one-year term, and
renew automatically. The amounts borrowed under these
various credit facilities bear interest on the principal amount outstanding at a variable interest rate based on a base rate (as defined in the applicable credit agreement), plus an
applicable margin. We are charged commitment fees (as
defined in the applicable credit agreement), whether or not
amounts have been borrowed. These commitment fees are
included in interest expense and were not material for the
three and nine months ended September 30, 2026 and 2025.
These facilities include customary affirmative and negative
operating covenants and events of default.
Debt Covenants
As of September 30, 2026, we were in compliance with the
covenants of all of our debt obligations.

9. RETIREMENT PLANS
Defined Contribution Savings Plan
We sponsor a 401(k) plan, which is a voluntary defined
contribution savings plan, for U.S. employees. Employees are immediately eligible to make contributions to the plan and
are also eligible for an employer contribution match at an
amount equal to 100.0% of the first 6.0% of eligible
employee contributions. The following table presents the
savings plan expense for the three and nine months ended
September 30, 2026 and 2025, which is included in
compensation and benefits expense in the Condensed
Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Savings Plan expense	$5	$5	$16	$16
Pension, SERP and Other Post-Retirement Benefit Plans
We maintain nonqualified SERPs for certain senior
executives and other post-retirement benefit plans for eligible employees in the U.S. Most employees outside the U.S. are
covered by local retirement plans or by applicable social
laws. Benefits under social laws are generally expensed in the periods in which the costs are incurred.
The total expense for these plans is included in compensation and benefits expense in the Condensed Consolidated
Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Retirement Plans expense	$10	$9	$31	$28
Nonqualified Deferred Compensation Plan
We maintain a non-qualified deferred compensation plan for
senior executives that provides certain eligible employees
with the opportunity to defer a portion of their annual salary and bonus up to certain approval limits. The plan is funded
through corporate-owned life insurance. The cash surrender
value, or CSV, of these policies is included in other non-
current assets in the Condensed Consolidated Balance Sheets
and the related deferred compensation obligations are
recorded within other non-current liabilities in the Condensed
Consolidated Balance Sheets. Gains and losses on the CSV
are recorded in Other (income) loss in the Condensed
Consolidated Statements of Income. The related change in
the deferred compensation liability is included in
compensation and benefits expense in the Condensed
Consolidated Statements of Income. The impact of these
items materially offset each other.
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
ended September 30, 2026 and 2025, which is primarily
included in compensation and benefits expense in the
Condensed Consolidated Statements of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Share-based compensation expense before income taxes	$47	$41	$134	$122
Common Shares Available Under Our Equity Plan
As of September 30, 2026, we had approximately 20.1
million shares of common stock authorized for future
issuance under our Equity Plan.
Restricted Stock
We grant restricted stock to most employees. The grant date
fair value of restricted stock units awarded is based on the closing stock price at the date of grant less the present value of future cash dividends. Restricted stock unit awards granted to employees below the manager level generally vest 33% on
the first anniversary of the grant date, 33% on the second
anniversary of the grant date, and the remainder on the third anniversary of the grant date. Restricted stock unit awards
granted to employees at or above the manager level generally vest 33% on the second anniversary of the grant date, 33% on the third anniversary of the grant date, and the remainder on the fourth anniversary of the grant date.

The following table summarizes our restricted stock activity for the nine months ended September 30, 2026:

	Restricted Stock
	Number of Awards	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	3,920,464	$64.06
Granted	1,456,954	82.58
Vested	(1,306,736)	59.11
Forfeited	(198,074)	70.63
Unvested at September 30, 2026	3,872,608	$72.37
As of September 30, 2026, $169 million of total
unrecognized compensation cost related to restricted stock is expected to be recognized over a weighted-average period of
2.3 years.
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
Grants of PSUs that were issued in 2023 with a three-year
performance period exceeded the applicable performance
metrics. As a result, an additional 121,475 shares above the original target amount were issued in the first quarter of 2026 and were fully vested upon issuance.
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
These shares were issued in the first quarter of 2026 and will vest in January 2027.
The following weighted-average assumptions were used to
determine the weighted-average fair values of the outstanding
PSU awards granted under the three-year PSU program
during the nine months ended September 30, 2026 and 2025:

Year of grant date	2026	2025
Weighted-average risk-free interest rate	3.80%	3.82%
Expected volatility	22.57%	23.27%
Weighted-average grant date share price	$85.24	$76.10
Weighted-average fair value at grant date	$100.20	$92.57
The following table summarizes our PSU activity for the nine months ended September 30, 2026:

	PSUs
	Number of Awards	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2025	2,378,130	$74.91
Granted	1,021,588	92.19
Vested	(778,716)	52.72
Forfeited	(19,640)	90.39
Unvested at September 30, 2026	2,601,362	$87.13
As of September 30, 2026, the total unrecognized
compensation cost related to the outstanding PSU awards is
$103 million and is expected to be recognized over a
weighted-average period of 1.2 years.
Stock Options
There were no stock option awards granted for the nine
months ended September 30, 2026. There were no stock
options exercised for the three months ended September 30,
2026. We received net cash proceeds of $18 million from the
exercise of 806,451 stock options for the nine months ended
September 30, 2026.

A summary of our outstanding stock options at September
30, 2026 is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2025	1,420,323	$41.79
Exercised	(806,451)	22.23
Outstanding at September 30, 2026	613,872	$67.49	5.3	$15
As of September 30, 2026, the aggregate pre-tax intrinsic
value represents the difference between our closing stock
price on September 30, 2026 of $92.01 and the exercise
price, times the number of shares that would have been
received by the option holder had the option holder exercised the stock options on that date. This amount can change based on the fair market value of our common stock. As of
September 30, 2026, no outstanding stock options were
exercisable.
ESPP
We have an ESPP under which approximately 9.6 million
shares of our common stock were available for future
issuance as of September 30, 2026. Under our ESPP,
employees may purchase shares having a value not exceeding
10.0% of their annual compensation, subject to applicable
annual Internal Revenue Service limitations. We record
compensation expense related to the 15.0% discount that is
given to our employees.
11. NASDAQ STOCKHOLDERS’ EQUITY
Common Stock
As of September 30, 2026, 900,000,000 shares of our
common stock were authorized, 583,979,697 shares were
issued and 558,441,448 shares were outstanding. As of
December 31, 2025, 900,000,000 shares of our common
stock were authorized, 594,620,320 shares were issued and
569,894,024 shares were outstanding. The holders of
common stock are entitled to one vote per share, except that our certificate of incorporation limits the ability of any
shareholder to vote in excess of 5.0% of the then-outstanding shares of Nasdaq common stock.
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
We held 25,538,249 shares of common stock in treasury as of
September 30, 2026 and 24,726,296 shares as of December
31, 2025, most of which are related to shares of our common
stock withheld for the settlement of employee tax
withholding obligations arising from the vesting of restricted stock and PSUs.
Share Repurchase Program
In February 2026, our board of directors authorized an
increase to our share repurchase program, bringing the
aggregate authorized amount to $3.0 billion. As of September
30, 2026, the remaining aggregate authorized amount under
the existing share repurchase program was $2.2 billion.
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
The following is a summary of our share repurchase activity, reported based on settlement date, for the nine months ended
September 30, 2026:

Nine Months Ended September 30, 2026
Number of shares of common stock repurchased	13,960,673
Average price paid per share	$87.82
Total purchase price (in millions)	$1,226
The table above excludes an aggregate of 811,953 shares
withheld to satisfy tax obligations of the grantee upon the
vesting of restricted stock and PSUs. Total purchase price in the table above and repurchases of common stock in the
Condensed Consolidated Statements of Cash Flows for the
nine months ended September 30, 2026 exclude $10 million
of accrued excise tax that had not been paid as of September
30, 2026. The table above includes shares repurchased related to ASR agreements settled in the nine months ended
September 30, 2026 described below.
In January 2026, we entered into a variable notional ASR
agreement and paid an upfront maximum of $300 million in
exchange for an initial delivery of shares of common stock.
Upon final settlement in February 2026, we received the
remaining shares for a total of 3,142,730 shares plus $15
million cash reflecting the difference between the
prepayment and final notional amount.
In July 2026, we entered into a variable notional ASR
agreement and paid an upfront maximum of $250 million in
exchange for an initial delivery of shares of common stock.
Upon final settlement in September 2026, we received the
remaining shares for a total of 2,175,752 shares plus $48
million cash reflecting the difference between the
prepayment and final notional amount.

In October 2026, we entered into a variable notional ASR
agreement, for which we paid the maximum notional amount
of $385 million to a third-party financial institution in
exchange for an initial delivery of shares of common stock.
The final notional amount is subject to a minimum and
maximum and will depend on the price of our shares of
common stock during the term of the ASR. The final
settlement of the ASR agreement is expected to be completed
in the fourth quarter of 2026.
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
Preferred Stock
Our certificate of incorporation authorizes the issuance of
30,000,000 shares of preferred stock, par value $0.01 per
share, issuable from time to time in one or more series. As of
September 30, 2026 and December 31, 2025, no shares of
preferred stock were issued or outstanding.
Cash Dividends on Common Stock
During the nine months ended September 30, 2026, our board
of directors declared and paid the following cash dividends:

Declaration Date	Dividend Per Common Share	Record Date	Total Amount Paid	Payment Date
			(in millions)
January 28, 2026	$0.27	March 16, 2026	$153	March 30, 2026
April 23, 2026	0.31	June 12, 2026	174	June 26, 2026
July 22, 2026	0.31	September 11, 2026	173	September 25, 2026
			$500
The total amount paid of $500 million was recorded in
retained earnings in the Condensed Consolidated Balance
Sheets at September 30, 2026.
In October 2026, the board of directors approved a regular
quarterly cash dividend of $0.31 per share on our outstanding common stock. The dividend is payable on December 18,
2026 to shareholders of record at the close of business on
December 4, 2026. The estimated aggregate payment of this
dividend is $173 million. Future declarations of quarterly
dividends and the establishment of future record and payment dates are subject to approval by the board of directors.
The board of directors maintains a dividend policy with the
intention to provide shareholders with regular and increasing dividends as earnings and cash flows increase.
12. EARNINGS PER SHARE
The following tables set forth the computation of basic and
diluted earnings per share:

	Three Months Ended September 30,
	2026	2025
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$540	$423
Denominator:
Weighted-average common shares outstanding for basic earnings per share	558,930,776	573,286,343
Weighted-average effect of dilutive securities - Employee equity awards	4,382,745	5,691,159
Weighted-average common shares outstanding for diluted earnings per share	563,313,521	578,977,502
Basic and diluted earnings per share:
Basic earnings per share	$0.97	$0.74
Diluted earnings per share	$0.96	$0.73

	Nine Months Ended September 30,
	2026	2025
Numerator:	(in millions, except share and per share amounts)
Net income attributable to common shareholders	$1,566	$1,270
Denominator:
Weighted-average common shares outstanding for basic earnings per share	563,274,845	574,128,432
Weighted-average effect of dilutive securities - Employee equity awards	4,299,644	5,178,964
Weighted-average common shares outstanding for diluted earnings per share	567,574,489	579,307,396
Basic and diluted earnings per share:
Basic earnings per share	$2.78	$2.21
Diluted earnings per share	$2.76	$2.19

In the tables above, employee equity awards from our PSU
program, which are considered contingently issuable, are
included in the computation of dilutive earnings per share on a weighted average basis when management determines that
the applicable performance criteria would have been met if
the performance period ended as of the date of the relevant
computation.
Securities whose antidilutive effect were immaterial were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2026 and
2025.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
The following tables present substantially all of our financial assets that were measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$151	$151	$—	$—
Total short-term investments	$151	$151	$—	$—

Corporate debt securities	100	—	—	100
Equity securities	10	10	—	—
Total assets at fair value	$261	$161	$—	$100
	December 31, 2025
	Total	Level 1	Level 2	Level 3
	(in millions)
European government debt securities	$28	$28	$—	$—
Total short-term investments	$28	$28	$—	$—
Equity securities	25	25	—	—
Total assets at fair value	$53	$53	$—	$—
Corporate Debt Securities
In September 2026, we purchased preferred stock of
Payward, Inc. for an aggregate purchase price of
$100 million. See “Corporate Debt Securities,” of Note 6,
“Investments,” for further discussion. We have elected the
fair value option for this investment, and it is included in other non-current assets in the Condensed Consolidated
Balance Sheets. Accordingly, any changes in the fair value
will be recognized in other income (loss) in the Condensed
Consolidated Statements of Income. There was no change in
the fair value for this investment as it was purchased in
September 2026. This investment is classified within Level 3 of the fair value hierarchy.
Derivative Instruments
We utilize foreign exchange forward contracts primarily to
reduce the volatility of earnings and cash flows associated
with changes in foreign exchange rates. We use these foreign exchange forward contracts as net investment hedges of
certain foreign subsidiaries, with changes in fair value
recorded in accumulated other comprehensive income in the
Condensed Consolidated Balance Sheets, and as cash flow
hedges of certain foreign currency-denominated revenues and
expenses, with fair value changes initially recorded in
accumulated other comprehensive income. For our cash flow
hedges, when the forecasted transaction affects earnings, or in the event the underlying forecasted transaction does not
occur, or it becomes probable that it will not occur, we
reclassify the related gain or loss to revenue or operating
expenses, as applicable.
We also use foreign exchange forward contracts as economic
hedges of foreign currency-denominated assets and liabilities that are not designated as hedging instruments. The fair value changes of these contracts are recorded in general,
administrative and other expenses in the Condensed
Consolidated Statements of Income, together with the re-
measurement gain or loss from the hedged balance sheet
position.
All derivative contracts are measured at fair value using
Level 2 inputs based on observable foreign currency
exchange rates and interest rates, and recorded under other
current and other non-current assets and other current and
other non-current liabilities in the Condensed Consolidated
Balance Sheets. As of September 30, 2026 and December 31,
2025, the fair value of these contracts was not material and therefore not included in the tables above. We do not use
derivative instruments for trading or speculative purposes.
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
We also consider our debt obligations to be financial
instruments. As of September 30, 2026, the majority of our
outstanding debt obligations were fixed-rate obligations. We are exposed to changes in interest rates on amounts
outstanding from the sale of commercial paper under our
commercial paper program. We may also be exposed to
changes in interest rates as a result of borrowings under our
2026 Revolving Credit Facility, as the interest rates on this facility have a variable rate depending on the maturity of the borrowing and the implied underlying reference rate. The fair value of our remaining debt obligations utilizing prevailing market rates for our fixed rate debt was $7.8 billion as of
September 30, 2026 and $8.6 billion as of December 31,
2025. The discounted cash flow analyses are based on
borrowing rates currently available to us for debt with similar terms and maturities. Our commercial paper and our fixed
rate and floating rate debt are categorized as Level 2 in the fair value hierarchy.
For further discussion of our debt obligations, see Note 8,
“Debt Obligations.”
Assets Measured at Fair Value on a Non-Recurring Basis
We have certain investments, primarily our investment in
OCC, which are accounted for under the equity method of
accounting. We have elected the measurement alternative for
all of our equity securities that do not have a readily
determinable fair value, which primarily represent various
strategic investments made through our corporate venture
program. These investments are measured at fair value on a
non-recurring basis, if they are deemed to be impaired. Our
investments in equity securities without readily determinable fair values are also adjusted, on a non-recurring basis, upon observable price changes in orderly transactions for identical or similar investments of the same issuer.
See “Equity Investments,” of Note 6, “Investments,” for
further discussion.
Our non-financial assets, which include goodwill, intangible assets, and other long-lived assets, are not required to be
carried at fair value on a recurring basis. Fair value measures of non-financial assets are primarily used in the impairment analysis of these assets. Any resulting asset impairment
would require that the non-financial asset be recorded at its fair value. Nasdaq uses Level 3 inputs to measure the fair
value of the above assets on a non-recurring basis. As of
September 30, 2026 and December 31, 2025, there were no
non-financial assets measured at fair value on a non-recurring basis.
14. CLEARING OPERATIONS
Nasdaq Clearing
Nasdaq Clearing is authorized and supervised under EMIR as
a multi-asset clearinghouse by the SFSA. Such authorization
is effective for all member states of the European Union and certain other non-member states that are part of the European
Economic Area, including Norway. The clearinghouse acts as
the CCP for exchange and OTC trades in equity derivatives
and fixed income derivatives. Historically, we also acted as the CCP for power derivatives and emissions allowance
derivatives. All open interest relating to these products was transferred to another exchange in March 2026. See Note 4,
“Acquisitions and Divestitures,” for further discussion of this transaction.
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
Default Fund Contributions and Margin Deposits
As of September 30, 2026, clearing member default fund
contributions and margin deposits were as follows:

	September 30, 2026
	Cash Contributions	Non-Cash Contributions	Total Contributions
	(in millions)
Default fund contributions	$319	$98	$417
Margin deposits	2,211	5,692	7,903
Total	$2,530	$5,790	$8,320
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

Nasdaq Clearing has invested the total cash contributions of
$2,530 million as of September 30, 2026 and $5,842 million
as of December 31, 2025, in accordance with its investment
policy as follows:

	September 30, 2026	December 31, 2025
	(in millions)
Demand deposits	$715	$3,011
Central bank certificates	40	109
Restricted cash and cash equivalents	$755	$3,120
European government debt securities	417	292
Reverse repurchase agreements	1,311	2,245
Multilateral development bank debt securities	47	185
Investments	$1,775	$2,722
Total	$2,530	$5,842
In the table above, the decrease from December 31, 2025 to
September 30, 2026 is primarily due to the sale of our Nordic power futures business and includes an unfavorable impact
from currency translation adjustments of $80 million for
restricted cash and cash equivalents and $167 million for
investments.
For the nine months ended September 30, 2026 and 2025,
investments related to default funds and margin deposits, net includes purchases of investment securities of $101,721
million and $70,866 million, respectively, and proceeds from sales and redemptions of investment securities of $102,501
million and $70,447 million, respectively.
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
As of September 30, 2026, Nasdaq Clearing committed
capital totaling $104 million to the liability waterfall and overall regulatory capital, in the form of government debt
securities, which are recorded as short-term investments in
the Condensed Consolidated Balance Sheets. The combined
regulatory capital of the clearing members and Nasdaq
Clearing is intended to secure the obligations of a clearing member exceeding such member’s own margin and default
fund deposits and may be used to cover losses sustained by a clearing member in the event of a default.
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
•junior capital contributed by Nasdaq Clearing, which
totaled $16 million as of September 30, 2026;
•a loss-sharing pool related only to the financial market that is contributed to by clearing members and only applies if
the defaulting member’s portfolio includes interest rate
swap products;
•the default fund which includes capital contributions of the clearing members on a pro-rata basis; and
•senior capital contributed by Nasdaq Clearing, calculated
in accordance with clearinghouse rules, which totaled $16
million as of September 30, 2026.
If additional funds are needed after utilization of the liability waterfall, or if part of the waterfall has been utilized and needs to be replenished, then Nasdaq Clearing will utilize its power of assessment and additional capital contributions will be required by non-defaulting members up to the limits
established under the terms of the clearinghouse rules.
In addition to the capital held to withstand counterparty
defaults described above, Nasdaq Clearing also has
committed capital of $72 million to ensure that it can handle an orderly wind-down of its operation, and that it is
adequately protected against investment, operational, legal, and business risks.
Market Value of Derivative Contracts Outstanding
The following table presents the market value of derivative
contracts outstanding prior to netting:

September 30, 2026
(in millions)
Fixed-income swaps and forwards	$961
Stock options and forwards	374
Index options and forwards	172
Total	$1,507
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

Derivative Contracts Cleared
The following table presents the total number of derivative
contracts cleared through Nasdaq Clearing for the nine
months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Commodity futures and forwards	59,986	191,088
Fixed-income swaps, futures and forwards	14,674,211	14,269,081
Stock options, futures and forwards	19,598,045	17,875,224
Index options, futures and forwards	21,983,458	23,362,390
Total	56,315,700	55,697,783
Resale and Repurchase Agreements Contracts
Outstanding and Cleared
The outstanding contract value of resale and repurchase
agreements was $1.2 billion as of September 30, 2026. The
total number of resale and repurchase agreements contracts
cleared was 2,037,195 and 2,812,945 for the nine months
ended September 30, 2026 and 2025, respectively.
15. LEASES
We have operating leases, which are primarily real estate
leases, predominantly for our U.S. and European
headquarters, data centers and for general office space. The following table provides supplemental balance sheet
information related to Nasdaq’s operating leases:

	Balance Sheet Classification	September 30, 2026	December 31, 2025
Assets:		(in millions)
Operating lease assets	Operating lease assets	$481	$447

Liabilities:
Current lease liabilities	Other current liabilities	$79	$60
Non- current lease liabilities	Operating lease liabilities	476	462
Total lease liabilities		$555	$522
The following table summarizes Nasdaq’s lease cost:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Operating lease cost	$24	$21	$70	$60
Variable lease cost	11	12	35	31
Sublease income	(1)	(1)	(2)	(1)
Total lease cost	$34	$32	$103	$90
In the table above, operating lease costs include short-term lease costs, which were immaterial.
The following table reconciles the undiscounted cash flows
for the following years and total of the remaining years to the operating lease liabilities recorded in the Condensed
Consolidated Balance Sheets.

September 30, 2026
(in millions)
Remainder of 2026	$25
2027	98
2028	96
2029	90
2030	84
2031+	255
Total lease payments	$648
Less: interest	(93)
Present value of lease liabilities	$555
In the table above, interest is calculated using an incremental borrowing rate for each lease. Present value of lease
liabilities includes the current portion of $79 million.
Lease payments in the table above exclude $34 million of
legally binding minimum lease payments for leases signed
but not yet commenced primarily related to data center
expansion.
The following table provides information related to Nasdaq’s lease term and discount rate:

September 30, 2026
Weighted-average remaining lease term (in years)	7.4

Weighted-average discount rate	4.3%
The following table provides supplemental cash flow
information related to Nasdaq’s operating leases:

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Cash paid for amounts included in the measurement of operating lease liabilities	$70	$59

Lease assets obtained in exchange for operating lease liabilities	$92	$107
Lease assets obtained in exchange for operating lease
liabilities primarily relate to expansion and renewals of data center leases for the nine months ended September 30, 2026
and 2025. For the nine months ended September 30, 2025, it
also related to a new lease signed for our European
headquarters.

16. INCOME TAXES
Income Tax Provision
The following tables present our income tax provision and
effective tax rate:

	Three Months Ended September 30,
	2026	2025
	(in millions)
Income tax provision	$162	$106
Effective tax rate	22.9%	20.0%

	Nine Months Ended September 30,
	2026	2025
	(in millions)
Income tax provision	$466	$296
Effective tax rate	22.9%	18.9%
The higher effective tax rate for the three months ended
September 30, 2026, as compared to the prior year period,
was primarily due to higher energy-related tax credits
recognized in the prior-year period. The higher effective tax rate for the nine months ended September 30, 2026, as
compared to the prior year period, was primarily due to the
impact of a favorable audit settlement and a tax benefit
related to payments made to former Adenza employees, both
recognized in the prior-year period.
The effective tax rate may vary from period to period
depending on, among other factors, the geographic and
business mix of earnings and losses. These and other factors, including history of pre-tax earnings and losses, are taken
into account in assessing the ability to realize deferred tax assets.
Tax Audits
Nasdaq and its eligible subsidiaries file a consolidated U.S.
federal income tax return, applicable state and local income tax returns and non-U.S. income tax returns. We are subject
to examination by federal, state and local, and foreign tax
authorities. Our federal income tax return is under
examination by the Internal Revenue Service for the years
2021 through 2025. Several state tax returns are currently
under examination by the respective tax authorities for the
years 2014 through 2024. Non-U.S. tax returns are subject to examination by the respective tax authorities for the years
2020 through 2025.
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
17. COMMITMENTS, CONTINGENCIES AND
GUARANTEES
Guarantees Issued and Credit Facilities Available
In addition to the default fund contributions and margin
collateral pledged by clearing members discussed in Note 14,
“Clearing Operations,” we have obtained financial guarantees and credit facilities, which are guaranteed by us through
counter indemnities, to provide further liquidity related to our clearing businesses. Financial guarantees issued to us totaled
$4 million as of September 30, 2026 and December 31, 2025.
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
The following tables present certain information regarding
our business segments for the three months ended September
30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Capital Access Platforms	Financial Technology	Market Services	Corporate	Total
		(in millions)
Total revenues	$641	$529	$1,221	$2	$2,393
Transaction- based expenses	—	—	(912)	—	(912)
Revenues less transaction- based expenses	641	529	309	2	1,481
Directly consumed expenses	185	248	98	—	531
Other expenses	44	35	22	117	218
Operating income	$412	$246	$189	$(115)	$732

Depreciation and amortization	11	21	11	122	165
Purchases of property and equipment	14	36	12	—	62
	Three Months Ended September 30, 2025
	Capital Access Platforms	Financial Technology	Market Services	Corporate	Total
		(in millions)
Total revenues	$534	$457	$967	$21	$1,979
Transaction- based expenses	—	—	(664)	—	(664)
Revenues less transaction- based expenses	534	457	303	21	1,315
Directly consumed expenses	162	220	84	—	466
Other expenses	46	31	22	164	263
Operating income	$326	$206	$197	$(143)	$586

Depreciation and amortization	10	14	11	123	158
Purchases of property and equipment	18	37	14	—	69

The following tables present certain information regarding
our business segments for the nine months ended September
30, 2026 and 2025:

	Nine Months Ended September 30, 2026
	Capital Access Platforms	Financial Technology	Market Services	Corporate	Total
		(in millions)
Total revenues	$1,820	$1,585	$3,640	$18	$7,063
Transaction- based expenses	—	—	(2,675)	—	(2,675)
Revenues less transaction- based expenses	1,820	1,585	965	18	4,388
Directly consumed expenses	530	736	290	—	1,556
Other expenses	131	108	68	424	731
Operating income	$1,159	$741	$607	$(406)	$2,101

Depreciation and amortization	35	60	34	367	496
Purchases of property and equipment	45	104	50	—	199
	Nine Months Ended September 30, 2025
	Capital Access Platforms	Financial Technology	Market Services	Corporate	Total
		(in millions)
Total revenues	$1,552	$1,352	$3,208	$63	$6,175
Transaction- based expenses	—	—	(2,318)	—	(2,318)
Revenues less transaction- based expenses	1,552	1,352	890	63	3,857
Directly consumed expenses	483	646	264	—	1,393
Other expenses	127	87	62	486	762
Operating income	$942	$619	$564	$(423)	$1,702

Depreciation and amortization	29	38	34	370	471
Purchases of property and equipment	46	89	42	—	177
The information and amounts presented in the tables above
align with the segment-level information regularly provided
to our CODM. Directly consumed expenses, a significant
expense category, include both direct costs and costs of
shared resources consumed by the segment for revenue-
generating activities. Other expenses include indirect
overhead costs allocated to our segments. Other expenses
also include expenses allocated to our Corporate segment.
The following tables summarize revenues and expenses
allocated to our Corporate segment:

	Three Months Ended September 30,
	2026	2025
Revenues:	(in millions)
Divestitures of businesses	$2	$21
Expenses:
Amortization expense of acquired intangible assets	121	122
Merger and strategic initiatives expense	6	9
Restructuring charges	—	12
Legal and regulatory matters	(16)	1
Expenses - divestitures	6	18
Other	—	2
Total expenses	$117	$164
Operating loss	$(115)	$(143)

	Nine Months Ended September 30,
	2026	2025
Revenues:	(in millions)
Divestitures of businesses	$18	$63
Expenses:
Amortization expense of acquired intangible assets	364	365
Merger and strategic initiatives expense	14	53
Restructuring charges	24	27
Legal and regulatory matters	(3)	3
Gain on extinguishment of debt	—	(19)
Expenses - divestitures	24	53
Other	1	4
Total expenses	$424	$486
Operating loss	$(406)	$(423)
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
•Revenues and expenses - divestitures: These amounts
reflect the revenues and expenses associated with our
various divestitures. See Note 4, “Acquisitions and
Divestitures,” for further discussion of these transactions.
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
◦For the three and nine months ended September 30,
2026, these costs included amounts associated with
various strategic initiative costs. For the three and nine
months ended September 30, 2025, these costs primarily
included amounts associated with the transfer of open
positions in our Nordic power futures business, Adenza
integration costs and other strategic initiative costs.
•Restructuring charges: See Note 19, “Restructuring
Charges,” for further discussion of the restructuring
program.
•Legal and regulatory matters: For the three and nine
months ended September 30, 2026, this includes a
favorable legal settlement, recorded in general,
administrative and other expense in the Condensed
Consolidated Statements of Income. For the three and nine
months ended September 30, 2026 and 2025, this also
includes accruals relating to certain legal matters, which
are recorded in professional and contract services in the
Condensed Consolidated Statements of Income.
•Gain on extinguishment of debt: This gain is recorded in
general, administrative and other expense in the Condensed
Consolidated Statements of Income.
Geographic Data
The following tables present total gross revenues by
geographic area for the three and nine months ended
September 30, 2026 and 2025. Revenues are classified based
upon the location of the customer.

	Three Months Ended September 30,
(in millions)	2026	2025
United States	$1,808	$1,583
All other countries	585	396
Total	$2,393	$1,979

	Nine Months Ended September 30,
(in millions)	2026	2025
United States	$5,252	$4,984
All other countries	1,811	1,191
Total	$7,063	$6,175
No single customer accounted for 10.0% or more of our
revenues for the three and nine months ended September 30,
2026 and 2025.
The following table presents property and equipment, net by
geographic area as of September 30, 2026 and December 31,
2025. Property and equipment information is based on the
physical location of the assets.

(in millions)	September 30, 2026	December 31, 2025
United States	$531	$500
All other countries	236	228
Total	$767	$728
Property and equipment, net for all other countries primarily includes assets held in Sweden.
19. RESTRUCTURING CHARGES
In the fourth quarter of 2023, following the closing of the
Adenza acquisition, our management approved, committed to
and initiated a restructuring program, “Adenza
Restructuring” to optimize our efficiencies as a combined
organization. We initiated the program upon the acquisition
of Adenza and further expanded the program in the fourth
quarter of 2024 following the achievement of our initial
targets. We have incurred costs principally related to
employee-related costs, contract terminations, asset
impairments and other related costs in an effort to accelerate efficiencies through location strategy and enhanced AI
capabilities. Actions taken as part of this program were
completed as of December 31, 2025, and all costs have been
incurred as of June 30, 2026. Total costs incurred since the inception of the program were $139 million. We have
achieved benefits primarily in the form of expense synergies with over $160 million net expense synergies actioned
through June 30, 2026.
Costs related to this program are recorded as restructuring
charges in the Condensed Consolidated Statements of
Income.

The following table presents a summary of the Adenza
restructuring program charges for the three and nine months
ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)
Consulting services	$—	$3	$10	$5
Employee-related costs	—	7	7	18
Other	—	2	7	4
Total restructuring charges	$—	$12	$24	$27

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
Services.
Third Quarter 2026 Highlights and Recent Developments
•During the third quarter, Nasdaq welcomed 15 new
operating companies on the U.S. exchanges, raising $32
billion in proceeds, including 8 of the 10 largest operating company IPOs, contributing to a 79% win rate for the
quarter.
•Index had a record $141 billion in net inflows over the
trailing twelve months, including $49 billion in the third
quarter. End-of-period ETP AUM was $1.2 trillion and
average ETP AUM over the third quarter was $1.1 trillion,
both setting new records. Nasdaq launched 32 new Index
products in the third quarter, including 16 international
products and 10 products in the institutional annuity space.
•Financial Technology delivered strong ARR and double-
digit revenue growth in each subdivision for the third
consecutive quarter. Financial Technology delivered 16%
revenue growth and 18% ARR growth. During the third
quarter of 2026, Nasdaq signed 54 new clients, 5 cross-
sells, and 135 upsells.
•Market Services set a new record in third quarter net
revenues benefitting from higher industry volumes across
U.S. options and European equities and strong performance
in U.S. cash equities, which achieved higher market share
and near record capture rate.
Macroeconomic environment
Our business performance can be positively or negatively
impacted by a number of factors, including general economic
conditions, the accelerated pace of technological change, the geopolitical environment, current or expected inflation,
interest rate fluctuations, the threat or imposition of broad-
based tariffs, market volatility, changes in investment
patterns and priorities, regulatory changes, pandemics and
other factors that are generally beyond our control. For
example, higher overall U.S. trading volumes for the nine
months ended September 30, 2026 compared with the same
period in 2025 led to an increase in our U.S. equities options and U.S. cash equities revenues. Market factors also
contributed to higher valuations in Nasdaq Indices and higher overall volumes in Index derivatives. To the extent that
global or national economic conditions weaken and result in
slower growth or recessions, our business may be negatively
impacted.

Nasdaq’s Operating Results
The following tables summarize our financial performance
for the three and nine months ended September 30, 2026
compared to the same periods in 2025. For a detailed
discussion of our results of operations, see “Segment
Operating Results” below.

	Three Months Ended September 30,		Percentage Change
	2026	2025
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$1,481	$1,315	12.6%
Operating expenses	749	729	2.7%
Operating income	$732	$586	24.9%
Net income attributable to Nasdaq	$540	$423	27.8%
Diluted earnings per share	$0.96	$0.73	31.3%
Cash dividends declared per common share	$0.31	$0.27	14.8%

	Nine Months Ended September 30,		Percentage Change
	2026	2025
	(in millions, except per share amounts)
Revenues less transaction-based expenses	$4,388	$3,857	13.8%
Operating expenses	2,287	2,155	6.1%
Operating income	$2,101	$1,702	23.5%
Net income attributable to Nasdaq	$1,566	$1,270	23.4%
Diluted earnings per share	$2.76	$2.19	25.9%
Cash dividends declared per common share	$0.89	$0.78	14.1%
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
The following chart summarizes our ARR (in millions):
* In the chart above, Other ARR totaled $42 million for the
third quarter of 2025 and included Solovis, Nasdaq Metrio
and Nasdaq Fund Secondaries.
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
▪
Other primarily includes ARR related to our Solovis
business that was divested in October 2025 as well as
Nasdaq Metrio and Nasdaq Fund Secondaries, which
were each divested in the third quarter of 2026.

The following chart summarizes our quarterly annualized
SaaS revenues for September 30, 2026 and 2025 (in
millions):
* In the chart above, Other SaaS totaled $40 million for 3Q25 included Solovis, Nasdaq Metrio and Nasdaq Fund
Secondaries.
SEGMENT OPERATING RESULTS
The following tables present our revenues by segment:

	Three Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Capital Access Platforms	$641	$534	20.2%
Financial Technology	529	457	15.8%
Market Services	1,221	967	26.2%
Other revenues	2	21	(90.9)%
Total revenues	$2,393	$1,979	20.9%
Transaction rebates	(623)	(658)	(5.3)%
Brokerage, clearance and exchange fees	(289)	(6)	N/M
Total revenues less transaction-based expenses	$1,481	$1,315	12.6%

	Nine Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Capital Access Platforms	$1,820	$1,552	17.2%
Financial Technology	1,585	1,352	17.2%
Market Services	3,640	3,208	13.5%
Other revenues	18	63	(71.6)%
Total revenues	$7,063	$6,175	14.4%
Transaction rebates	(2,059)	(1,882)	9.4%
Brokerage, clearance and exchange fees	(616)	(436)	41.3%
Total revenues less transaction-based expenses	$4,388	$3,857	13.8%
________
N/M  Not meaningful

The following charts present our Capital Access Platforms,
Financial Technology and Market Services segments as a
percentage of our total revenues, less transaction-based
expenses.
Capital Access Platforms
The following tables present revenues and ARR from our
Capital Access Platforms segment:

	Three Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Data & Listing Services	$224	$204	9.8%
Index	286	206	38.9%
Workflow & Insights	131	124	6.1%
Total Capital Access Platforms	$641	$534	20.2%

	Nine Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Data & Listing Services	$655	$594	10.2%
Index	778	595	30.8%
Workflow & Insights	387	363	6.4%
Total Capital Access Platforms	$1,820	$1,552	17.2%

	As of September 30,
	2026	2025
ARR (in millions)	$1,411	$1,303

Data & Listing Services Revenues
The following tables present key drivers from our Data &
Listing Services business:

	Three Months Ended September 30,
	2026	2025
IPOs
The Nasdaq Stock Market	46	76
Operating company	15	46
SPACs	31	30
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	7	2
Total new listings
The Nasdaq Stock Market	167	205
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	8	4

	Nine Months Ended September 30,
IPOs	2026	2025
The Nasdaq Stock Market	177	218
Operating company	56	129
SPACs	121	89
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	20	12
Total new listings
The Nasdaq Stock Market	531	569
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	28	19

	As of September 30,
Number of listed companies	2026	2025
The Nasdaq Stock Market	4,726	4,359
Exchanges that comprise Nasdaq Nordic and Nasdaq Baltic	1,103	1,133

ARR (in millions)	$813	$743
In the tables above:
•The number of total listed companies on The Nasdaq Stock
Market as of September 30, 2026 and 2025 included 1,292
and 1,000 ETPs, respectively.
•IPOs, new listings (which includes IPOs) and total listed
companies for exchanges that comprise Nasdaq Nordic and
Nasdaq Baltic represent companies listed on the Nasdaq
Nordic and Nasdaq Baltic exchanges and companies listed
on the alternative markets of Nasdaq First North.
Data & Listing Services revenues increased for the three and nine months ended September 30, 2026, compared with the
same periods in 2025, primarily due to new data sales to new and existing clients, pricing and usage, and increased revenue from annual and initial listing fees due to new listings,
partially offset by the impact of prior year delistings and roll-
off of prior period amortization of initial listing fees. The increase in the nine months ended September 30, 2026 also
included a favorable impact from changes in foreign currency rates.
Index Revenues
The following table presents key drivers from our Index
business:

	As of or Three Months Ended September 30,
	2026	2025
Number of licensed ETPs	487	439
TTM change in period end ETP AUM tracking Nasdaq indices (in billions)
Beginning balance	$829	$600
Net inflows	141	91
Net appreciation	190	138
Ending balance	$1,160	$829
Quarterly average ETP AUM tracking Nasdaq indices (in billions)	$1,108	$777

ARR (in millions)	$89	$81
In the table above, TTM represents trailing twelve months.
Index revenues increased for the three and nine months ended
September 30, 2026, compared with the same periods in
2025, primarily due to higher average AUM in exchange
traded products linked to Nasdaq indices and higher volume
based revenues.
Workflow & Insights Revenues
The following table presents key drivers from our Workflow
& Insights business:

	As of or Three Months Ended September 30,
	2026	2025
	(in millions)
ARR	$509	$479
Quarterly annualized SaaS revenues	440	410
Workflow & Insights revenues increased for the three and
nine months ended September 30, 2026, compared with the
same periods in 2025, primarily due to an increase in
analytics revenues, largely driven by eVestment and Nasdaq
Data Link sales growth.

Financial Technology
The following tables present revenues from our Financial
Technology segment:

	Three Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Financial Crime Management Technology	$103	$84	22.9%
Regulatory Technology	123	109	12.9%
Capital Markets Technology	303	264	14.7%
Total Financial Technology	$529	$457	15.8%

	Nine Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Financial Crime Management Technology	$294	$241	21.9%
Regulatory Technology	361	315	14.8%
Capital Markets Technology	930	796	16.7%
Total Financial Technology	$1,585	$1,352	17.2%
Financial Crime Management Technology Revenues
The following table presents key drivers for our Financial
Crime Management Technology business:

	As of or Three Months Ended September 30,
	2026	2025
	(in millions)
ARR and Quarterly annualized SaaS revenues	$375	$316
Financial Crime Management Technology revenues
increased for the three and nine months ended September 30,
2026, compared with the same periods in 2025, primarily due
to higher subscription revenues from new and existing clients and higher professional services revenues.
Regulatory Technology Revenues
The following table presents key drivers for our Regulatory
Technology business:

	As of or Three Months Ended September 30,
	2026	2025
	(in millions)
ARR	$443	$389
Quarterly annualized SaaS revenues	271	213
Regulatory Technology revenues increased for the three and
nine months ended September 30, 2026, compared with the
same periods in 2025, primarily due to increased subscription revenues from our AxiomSL and Surveillance solutions
primarily driven by price increases and upsells to existing
clients and revenues from new clients. The increase in the
nine months ended September 30, 2026 also included a
favorable impact from changes in foreign currency rates.
Capital Markets Technology Revenues
The following table presents key drivers for our Capital
Markets Technology business:

	As of or Three Months Ended September 30,
	2026	2025
	(in millions)
ARR	$1,136	$957
Quarterly annualized SaaS revenues	181	153
Capital Markets Technology revenues increased for the three
and nine months ended September 30, 2026 compared with
the same periods in 2025. The increase was primarily due to
higher revenues from data center expansion, including a
change in pricing structure, increased subscription revenues across all businesses driven by upsells to existing clients and revenues from new clients, partially offset by lower
professional services revenues. For the nine months ended
September 30, 2026 the increase was also driven by higher
Calypso upfront license revenues.
Market Services
The following tables present revenues from our Market
Services segment:

	Three Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Market Services	$1,221	$967	26.2%
Transaction-based expenses:
Transaction rebates	(623)	(658)	(5.3)%
Brokerage, clearance and exchange fees	(289)	(6)	N/M
Total Market Services, net	$309	$303	1.9%

	Nine Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Market Services	$3,640	$3,208	13.5%
Transaction-based expenses:
Transaction rebates	(2,059)	(1,882)	9.4%
Brokerage, clearance and exchange fees	(616)	(436)	41.3%
Total Market Services, net	$965	$890	8.5%
________
N/M  Not meaningful

The following tables present net revenues by product from
our Market Services segment:

	Three Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
U.S. Equity Derivative Trading	$110	$124	(11.8)%
Cash Equity Trading	144	127	13.7%
U.S. Tape plans	33	33	2.3%
Other	22	19	10.8%
Total Market Services, net	$309	$303	1.9%

	Nine Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
U.S. Equity Derivative Trading	$352	$346	1.8%
Cash Equity Trading	442	381	15.8%
U.S. Tape plans	100	103	(2.6)%
Other	71	60	19.9%
Total Market Services, net	$965	$890	8.5%
In the tables above, Other includes Nordic fixed income
trading & clearing, Nordic derivatives and Canadian cash
equities trading.
U.S. Equity Derivative Trading
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers from our U.S. Equity Derivative
Trading business:

	Three Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
U.S. Equity Derivative Trading Revenues	$420	$436	(3.9)%
Section 31 fees	33	—	—%
Transaction-based expenses:
Transaction rebates	(309)	(312)	(1.0)%
Section 31 fees	(33)	—	—%
Brokerage and clearance fees	(1)	—	249.9%
U.S. Equity Derivative Trading Revenues, net	$110	$124	(11.8)%

	Nine Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
U.S. Equity Derivative Trading Revenues	$1,313	$1,271	3.4%
Section 31 fees	68	47	44.2%
Transaction-based expenses:
Transaction rebates	(959)	(922)	4.0%
Section 31 fees	(68)	(47)	44.2%
Brokerage and clearance fees	(2)	(3)	(18.4)%
U.S. Equity Derivative Trading Revenues, net	$352	$346	1.8%
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
Section 31 fees increased for the three and nine months ended
September 30, 2026, compared with the same periods in
2025, primarily due to a higher average SEC fee rate. Since
the amount recorded in revenues is equal to the amount
recorded as Section 31 fees, there is no impact on our net
revenues.

	Three Months Ended September 30,
	2026	2025
U.S. equity options
Total industry average daily volume (in millions)	63.8	55.8
Nasdaq PHLX matched market share	10.4%	10.4%
The Nasdaq Options Market matched market share	3.2%	2.5%
Nasdaq Texas Options matched market share	1.2%	1.6%
Nasdaq ISE Options matched market share	6.6%	7.0%
Nasdaq GEMX Options matched market share	3.2%	3.5%
Nasdaq MRX Options matched market share	3.5%	3.5%
Total matched market share executed on Nasdaq’s exchanges	28.1%	28.5%

	Nine Months Ended September 30,
U.S. equity options	2026	2025
Total industry average daily volume (in millions)	64.3	54.0
Nasdaq PHLX matched market share	11.4%	9.7%
The Nasdaq Options Market matched market share	2.8%	3.9%
Nasdaq Texas Options matched market share	1.3%	1.7%
Nasdaq ISE Options matched market share	6.4%	6.8%
Nasdaq GEMX Options matched market share	3.3%	3.9%
Nasdaq MRX Options matched market share	3.9%	3.0%
Total matched market share executed on Nasdaq’s exchanges	29.1%	29.0%
U.S. equity derivative trading revenues and U.S. equity
derivative trading revenues, net decreased for the three
months ended September 30, 2026, compared with the same
period in 2025, primarily due to lower capture, partially
offset by higher industry trading volumes. U.S. equity
derivative trading revenues and U.S. equity derivative trading revenues, net increased for the nine months ended September
30, 2026, compared with the same period in 2025, primarily
due to higher industry trading volumes, partially offset by
lower capture.
Transaction rebates, in which we credit a portion of the
execution charge to the market participant, decreased for the three months ended September 30, 2026, compared with the
same period in 2025, primarily due to lower rebate capture
rate, partially offset by higher industry trading volumes.
Cash Equity Trading Revenues
The following tables present total revenues, transaction-based expenses, and total revenues less transaction-based expenses as well as key drivers and other metrics from our Cash Equity
Trading business:

	Three Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Cash Equity Trading Revenues	$456	$471	(3.1)%
Section 31 fees	251	—	N/M
Transaction-based expenses:
Transaction rebates	(308)	(338)	(8.9)%
Section 31 fees	(251)	—	N/M
Brokerage and clearance fees	(4)	(6)	(30.0)%
Cash equity trading revenues, net	$144	$127	13.7%

	Nine Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Cash Equity Trading Revenues	$1,535	$1,340	14.5%
Section 31 fees	531	367	44.8%
Transaction-based expenses:
Transaction rebates	(1,078)	(940)	14.8%
Section 31 fees	(531)	(367)	44.8%
Brokerage and clearance fees	(15)	(19)	(18.2%)
Cash equity trading revenues, net	$442	$381	15.8%
________
N/M  Not meaningful
See the discussion above for an explanation of Section 31
fees for the three and nine months ended September 30, 2026
compared with the same periods in 2025.

	Three Months Ended September 30,
	2026	2025
Total U.S.-listed securities
Total industry average daily share volume (in billions)	16.9	17.6
Matched share volume (in billions)	157.5	158.6
The Nasdaq Stock Market matched market share	14.1%	13.7%
Nasdaq Texas matched market share	0.3%	0.3%
Nasdaq PSX matched market share	0.1%	0.1%
Total matched market share executed on Nasdaq’s exchanges	14.5%	14.1%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	47.7%	47.6%
Total market share	62.2%	61.7%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	653,117	627,568
Total average daily value of shares traded (in billions)	$5.3	$4.5
Total market share executed on Nasdaq’s exchanges	75.0%	72.8%

	Nine Months Ended September 30,
Total U.S.-listed securities	2026	2025
Total industry average daily share volume (in billions)	19.0	17.2
Matched share volume (in billions)	525.7	454.4
The Nasdaq Stock Market matched market share	14.4%	13.8%
Nasdaq Texas matched market share	0.3%	0.3%
Nasdaq PSX matched market share	0.1%	0.1%
Total matched market share executed on Nasdaq’s exchanges	14.8%	14.2%
Market share reported to the FINRA/Nasdaq Trade Reporting Facility	46.5%	47.7%
Total market share	61.3%	61.9%
Nasdaq Nordic and Nasdaq Baltic securities
Average daily number of equity trades executed on Nasdaq’s exchanges	730,953	736,829
Total average daily value of shares traded (in billions)	$6.0	$5.2
Total market share executed on Nasdaq’s exchanges	74.6%	71.8%
Cash equity trading revenues decreased for the three months
ended September 30, 2026, compared with the same period in
2025, primarily due to lower U.S. industry trading volumes
and lower U.S. gross capture rate, partially offset by higher
U.S. matched market share executed on Nasdaq's exchanges
and higher European trading volumes.
Cash equity trading revenues, net increased for the three
months ended September 30, 2026, compared with the same
period in 2025, primarily due to higher U.S. capture rate,
higher U.S. matched market share executed on Nasdaq's
exchanges and higher European trading volumes, partially
offset by lower U.S. industry trading volumes.
Cash equity trading revenues and Cash equity trading
revenues, net increased for the nine months ended September
30, 2026, compared with the same period in 2025, primarily
due to higher U.S. industry trading volumes and U.S. and
European matched market share executed on Nasdaq's
exchanges. The increase in cash equity trading revenues for
the nine months ended September 30, 2026 was partially
offset by lower capture rate.
Transaction rebates, in which we credit a portion of the
execution charge to the market participant, decreased for the three months ended September 30, 2026, compared with the
same period in 2025, primarily due to lower industry trading volumes, partially offset by higher U.S. matched market
share executed on Nasdaq’s exchanges. The increase for the
nine months ended September 30, 2026 is primarily driven
by higher industry trading volumes and higher U.S. matched
market share executed on Nasdaq’s exchanges, partially
offset by lower capture rate. For The Nasdaq Stock Market
and Nasdaq PSX, we credit a portion of the per share
execution charge to the market participant that provides the liquidity, and for Nasdaq Texas, we credit a portion of the per share execution charge to the market participant that takes the liquidity.
U.S. Tape Plans
The following tables present revenues from our U.S. Tape
plans business:

	Three Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
U.S. Tape plans	$33	$33	2.3%

	Nine Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
U.S. Tape plans	$100	$103	(2.6)%
U.S. Tape plans revenues remained relatively flat for the
three months ended September 30, 2026, compared with the
same period in 2025. The decrease for the nine months ended
September 30, 2026 is primarily due to lower audit revenues, partially offset by an industry-wide adjustment in 2025.

Other
Other includes Nordic fixed income trading and clearing,
Nordic derivatives and Canadian cash equities trading. The
following tables present revenues from our Other business:

	Three Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Other	$22	$19	10.8%

	Nine Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Other	$71	$60	19.9%
In the preceding tables, Other is presented net of Canadian
cash equity transaction rebates of $6 million and $7 million for the three months ended September 30, 2026 and 2025,
respectively, and $22 million and $20 million for the nine
months ended September 30, 2026 and 2025, respectively.
Other revenues increased for the three and nine months ended
September 30, 2026, compared with the same periods in
2025, primarily due to an increase in Nordic fixed income
revenues driven by higher volumes. The increase for the nine months ended September 30, 2026, compared with the same
period in 2025, was also due to an increase in Canadian cash equity revenues.
Other Revenues
For the three months ended September 30, 2026, Other
revenues related to our Nasdaq Metrio platform and our
sustainability advisory business that is in the process of being wound down. For the nine months ended September 30,
2026, Other revenues also included our Nordic power futures
business and Nasdaq Fund Secondaries. For the three and
nine months ended September 30, 2025, Other revenues also
included our Solovis business. See Note 4, “Acquisitions and
Divestitures,” to the condensed consolidated financial
statements for further discussion.
EXPENSES
Operating Expenses
The following tables present our operating expenses:

	Three Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Compensation and benefits	$379	$353	7.4%
Professional and contract services	42	38	11.6%
Technology and communication infrastructure	93	80	16.0%
Occupancy	34	32	5.2%
General, administrative and other	2	22	(92.9)%
Marketing and advertising	17	13	33.2%
Depreciation and amortization	165	158	4.8%
Regulatory	11	12	(10.3)%
Merger and strategic initiatives	6	9	(38.3)%
Restructuring charges	—	12	(100.0)%
Total operating expenses	$749	$729	2.7%

	Nine Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Compensation and benefits	$1,118	$1,033	8.2%
Professional and contract services	124	112	10.2%
Technology and communication infrastructure	264	236	11.9%
Occupancy	103	90	13.4%
General, administrative and other	54	51	5.8%
Marketing and advertising	61	41	48.5%
Depreciation and amortization	496	471	5.3%
Regulatory	29	41	(28.3)%
Merger and strategic initiatives	14	53	(73.7)%
Restructuring charges	24	27	(7.9)%
Total operating expenses	$2,287	$2,155	6.1%

The increase in compensation and benefits expense for the
three and nine months ended September 30, 2026, compared
with the same periods in 2025, was primarily driven by
higher incentive compensation driven by strong revenue
execution.
Headcount, including employees of non-wholly owned
consolidated subsidiaries, was 9,593 employees as of
September 30, 2026 and 9,625 employees as of September
30, 2025.
Professional and contract services expense increased for the three and nine months ended September 30, 2026, compared
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
ended September 30, 2026, compared with the same periods
in 2025, primarily due to colocation data center expansion.
General, administrative and other expense decreased for the
three months ended September 30, 2026, compared with the
same period in 2025 primarily due to a favorable legal
settlement. The increase for the nine months ended
September 30, 2026 compared with the same period in 2025
was primarily due to a gain on extinguishment of debt
recorded in the first quarter of 2025 and other individually immaterial increases, partially offset by a favorable legal
settlement in the third quarter of 2026.
Marketing and advertising expense increased for the three
and nine months ended September 30, 2026, compared with
the same periods in 2025, primarily due to a strengthening
IPO environment.
Depreciation and amortization expense increased for the
three and nine months ended September 30, 2026, compared
with the same periods in 2025, due to increased depreciation of capitalized software projects.
Regulatory expense decreased for the three and nine months
ended September 30, 2026, compared with the same periods
in 2025, primarily due to lower CAT operating costs.
We have pursued various strategic initiatives and completed
acquisitions and divestitures in recent years, which have
resulted in expenses which would not have otherwise been
incurred. These expenses generally include integration costs, as well as legal, due diligence and other third-party
transaction costs and vary based on the size and frequency of the activities described above. For the three and nine months ended September 30, 2026, these costs included amounts
associated with various strategic initiative costs. For the three and nine months ended September 30, 2025, these costs
primarily included amounts associated with the transfer of
open positions in our Nordic power futures business, Adenza
integration costs and other strategic initiative costs.
Restructuring charges decreased for the three and nine
months ended September 30, 2026, compared with the same
periods in 2025, primarily due to the completion of our
restructuring program. See Note 19, “Restructuring Charges,”
to the condensed consolidated financial statements for further discussion.
Non-Operating Income and Expenses
The following tables present our non-operating income and
expenses:

	Three Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Interest income	$10	$8	17.0%
Interest expense	(86)	(87)	(1.5)%
Net interest expense	(76)	(79)	(3.5)%
Net loss on divestitures	(4)	(2)	100.0%
Other income (loss)	11	—	N/M
Net income from unconsolidated investees	38	24	59.7%
Total non-operating expense	$(31)	$(57)	(45.2)%

	Nine Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Interest income	$23	$32	(27.2)%
Interest expense	(259)	(279)	(7.2)%
Net interest expense	(236)	(247)	(4.6)%
Net gain on divestitures	84	37	126.4%
Other income (loss)	(4)	—	N/M
Net income from unconsolidated investees	86	73	16.4%
Total non-operating expense	$(70)	$(137)	(48.9)%
________
N/M  Not meaningful

The following tables present our interest expense:

	Three Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Interest expense on debt	$83	$84	(1.2)%
Accretion of debt issuance costs and debt discount	2	2	(8.1)%
Other fees	1	1	(17.2)%
Interest expense	$86	$87	(1.5)%

	Nine Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Interest expense on debt	$250	$269	(7.1)%
Accretion of debt issuance costs and debt discount	7	8	(9.4)%
Other fees	2	2	(10.0)%
Interest expense	$259	$279	(7.2)%
Interest income increased for the three months ended
September 30, 2026 compared with the same period in 2025,
primarily due to a higher average cash balance and a
favorable interest rate environment. Interest income
decreased for the nine months ended September 30, 2026,
compared with the same period in 2025, primarily due to a
lower average cash balance, partially offset by a favorable
interest rate environment.
Interest expense decreased for the three and nine months
ended September 30, 2026, compared with the same periods
in 2025, primarily due to lower outstanding debt following
the repayment of our 2025 Notes and the partial repurchases
of several series of outstanding senior unsecured notes in
2025.
For the three months ended September 30, 2026 the Net loss
on divestitures relates to the net impact of the sale of the
Nasdaq Metrio platform and related customer contracts and
the sale of Nasdaq Fund Secondaries. Net gain on
divestitures for the nine months ended September 30, 2026
and September 30, 2025 primarily relates to the divestiture of our Nordic power futures business, net of costs to sell, which for the nine months ended September 30, 2026 is partially
offset by the net loss described above for the three months
ended September 30, 2026. For the nine months ended
September 30, 2025, this also includes a gain on the sale of our Nasdaq Risk Modelling for Catastrophes business, net of
costs to sell. See Note 4, “Acquisitions and Divestitures,” to the condensed consolidated financial statements for further
discussion of these transactions.
Other income (loss) primarily represents realized and
unrealized gains and losses from strategic investments related to our corporate venture program. For the nine months ended
September 30, 2026, this also includes the impairment of
intangible assets related to customer relationships and
licenses associated with the wind-down of our Nordic power
futures business. See “Acquired Intangible Assets,” of Note
5, “Goodwill and Acquired Intangible Assets,” and “Equity
Investments,” of Note 6, “Investments,” to the condensed
consolidated financial statements for further discussion of
these transactions.
Net income from unconsolidated investees primarily relates
to income recognized from our equity method investment in
OCC. See “Equity Investments,” of Note 6, “Investments,” to
the condensed consolidated financial statements for further
discussion.
Tax Matters
The following tables present our income tax provision and
effective tax rate:

	Three Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Income tax provision	$162	$106	51.0%
Effective tax rate	22.9%	20.0%

	Nine Months Ended September 30,		Percentage Change
	2026	2025
	(in millions)
Income tax provision	$466	$296	57.0%
Effective tax rate	22.9%	18.9%
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
GAAP net income and diluted earnings per share and non-
GAAP net income and diluted earnings per share:

	Three Months Ended September 30,
	2026	2025
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$540	$423
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	121	122
Merger and strategic initiatives expense	6	9
Restructuring charges	—	12
Net loss on divestitures	4	2
Net income from unconsolidated investees	(38)	(24)
Legal and regulatory matters	(16)	1
Other (income) loss	(11)	4
Total non-GAAP adjustments	$66	$126
Non-GAAP tax adjustments	(14)	(32)
Other tax adjustments	(4)	(6)
Total non-GAAP adjustments, net of tax	$48	$88
Non-GAAP net income attributable to Nasdaq	$588	$511

U.S. GAAP effective tax rate	22.9%	20.0%
Total adjustments from non- GAAP tax rate	0.4%	2.0%
Non-GAAP effective tax rate	23.3%	22.0%

Weighted-average common shares outstanding for diluted earnings per share	563.3	579.0

U.S. GAAP diluted earnings per share	$0.96	$0.73
Total adjustments from non- GAAP net income	0.08	0.15
Non-GAAP diluted earnings per share	$1.04	$0.88

	Nine Months Ended September 30,
	2026	2025
	(in millions, except per share amounts)
U.S. GAAP net income attributable to Nasdaq	$1,566	$1,270
Non-GAAP adjustments:
Amortization expense of acquired intangible assets	364	365
Merger and strategic initiatives expense	14	53
Restructuring charges	24	27
Gain on extinguishment of debt	—	(19)
Net gain on divestitures	(84)	(37)
Net income from unconsolidated investees	(86)	(73)
Legal and regulatory matters	(3)	3
Other loss	9	6
Total non-GAAP adjustments	$238	$325
Non-GAAP tax adjustments	(58)	(84)
Other tax adjustments	(4)	(51)
Total non-GAAP adjustments, net of tax	$176	$190
Non-GAAP net income attributable to Nasdaq	$1,742	$1,460

U.S. GAAP effective tax rate	22.9%	18.9%
Total adjustments from non- GAAP tax rate	0.4%	3.9%
Non-GAAP effective tax rate	23.3%	22.8%

Weighted-average common shares outstanding for diluted earnings per share	567.6	579.3

U.S. GAAP diluted earnings per share	$2.76	$2.19
Total adjustments from non- GAAP net income	0.31	0.33
Non-GAAP diluted earnings per share	$3.07	$2.52
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
•Merger and strategic initiatives expense: We have pursued
various strategic initiatives and completed acquisitions and divestitures in recent years that have resulted in expenses
which would not have otherwise been incurred. The
frequency and the amount of such expenses vary
significantly based on the size, timing and complexity of
the transactions. These expenses primarily include
integration costs, as well as legal, due diligence and other third-party transaction costs. For the three and nine months ended September 30, 2026, these costs included amounts
associated with various strategic initiative costs. For the
three and nine months ended September 30, 2025, these
costs primarily included amounts associated with the
transfer of open positions in our Nordic power futures
business, Adenza integration costs and other strategic
initiative costs.
•Restructuring charges: See Note 19, “Restructuring
Charges,” to the condensed consolidated financial
statements for further discussion of this program.
•Gain on extinguishment of debt: This gain is recorded in
general, administrative and other expense in the Condensed
Consolidated Statements of Income.
•Net (gain) loss on divestitures: For the three months ended
September 30, 2026, the Net loss on divestitures relates to
the net impact of the sale of the Nasdaq Metrio platform
and related customer contracts and the sale of Nasdaq Fund
Secondaries. Net gain on divestitures for the nine months
ended September 30, 2026 and September 30, 2025
primarily relates to the divestiture of our Nordic power
futures business, which for the nine months ended
September 30, 2026 is partially offset by the net loss
described above for the three months ended September 30,
2026. For the nine months ended September 30, 2025, this
also includes a gain on the sale of our Nasdaq Risk
Modelling for Catastrophes business. See Note 4,
“Acquisitions and Divestitures,” to the condensed
consolidated financial statements for further discussion of
these transactions.
•Net income from unconsolidated investees: We exclude our
share of the earnings and losses of our equity method
investments. This provides a more meaningful analysis of
Nasdaq’s ongoing operating performance or comparisons
in Nasdaq’s performance between periods. See “Equity
Investments,” of Note 6, “Investments,” to the condensed
consolidated financial statements for further discussion.
•Legal and regulatory matters: For the three and nine
months ended September 30, 2026, this includes a
favorable legal settlement, recorded in general,
administrative and other expense in the Condensed
Consolidated Statements of Income. For the three and nine
months ended September 30, 2026 and 2025, this also
includes accruals relating to certain legal matters, which
are recorded in professional and contract services in the
Condensed Consolidated Statements of Income.

•Other income (loss): For the three and nine months ended
September 30, 2026 and 2025, other items primarily
include net gains and losses from strategic investments
entered into through our corporate venture program. For
the nine months ended September 30, 2026, this also
includes intangible assets impairments of customer
relationships and licenses relating to the wind-down of our
Nordic power futures business. The net effect of these
items is included in other income (loss) in our Condensed
Consolidated Statements of Income. See “Acquired
Intangible Assets,” of Note 5, “Goodwill and Acquired
Intangible Assets,” and “Equity Investments,” of Note 6,
“Investments,” to the condensed consolidated financial
statements for further discussion of these transactions.
•Non-GAAP tax adjustments: The non-GAAP adjustment to
the income tax provision for all periods primarily includes
the tax impact of each non-GAAP adjustment.
•Other tax adjustments: For the nine months ended
September 30, 2025, other tax adjustments reflect a tax
benefit related to payments made to certain former Adenza
employees and the release of the prior years' reserves
following a favorable audit settlement.
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

	September 30, 2026	December 31, 2025
	(in millions)
Working capital	$15	$42
Cash and cash equivalents	365	604
Short-term investments	151	28
Working Capital
The decrease in working capital from December 31, 2025 to
September 30, 2026, excluding default funds and margin
deposits, as the corresponding assets and liabilities are both equal and offsetting, is primarily due to a decrease in current assets partially offset by a decrease in current liabilities.
Decrease in current assets was primarily due to:
•lower cash and cash equivalents,
•lower restricted cash primarily due to the movement of
regulatory capital to short-term investments with original
maturities longer than 90 days, and
•lower other current assets, partially offset by
•higher receivables, net primarily due to an increase in
Section 31 fee rate, higher average AUM-driven Index
receivables, and timing of billings, and
•an increase in short-term investments at fair value.
Decrease in current liabilities was primarily due to:
•a decrease in short-term debt, see “Debt obligations” below for further discussion,
•a decrease in accrued personnel costs,
•a decrease in accounts payable and accrued expenses, and
•a decrease in other current liabilities, partially offset by
•increased Section 31 fees payable due to an increase in the
Section 31 fee rate, and
•higher deferred revenue due to timing of billings, primarily relating to our annual listing fees.
Cash and Cash Equivalents
Cash and cash equivalents includes all non-restricted cash in banks and highly liquid investments with original maturities of 90 days or less at the time of purchase. The balance
retained in cash and cash equivalents is a function of
anticipated or possible short-term cash needs, prevailing
interest rates, our investment policy, and alternative
investment choices. As of September 30, 2026 and December
31, 2025, our cash and cash equivalents of $365 million and
$604 million, respectively, were primarily invested in bank
deposits and money market funds.

Repatriation of Cash
Our cash and cash equivalents held outside of the U.S. in
various foreign subsidiaries totaled $208 million as of
September 30, 2026 and $280 million as of December 31,
2025. The remaining balance held in the U.S. totaled $157
million as of September 30, 2026 and $324 million as of
December 31, 2025.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents, which was $28 million
as of September 30, 2026 and $210 million as of December
31, 2025, is restricted from withdrawal due to a contractual or regulatory requirement or not available for general use and as such is classified as restricted in the Condensed
Consolidated Balance Sheets. The decrease in this balance as of September 30, 2026 is primarily due to more regulatory
capital being held in investments with original maturities
greater than 90 days and less than one year that are classified as short-term investments in the Condensed Consolidated
Balance Sheets as of September 30, 2026. Capital held for
regulatory purposes is invested based on prevailing market
rates and our investment strategy and may be held in
investments with original maturities of 90 days or less that qualify as cash equivalents and are included in restricted cash and cash equivalents or in investments with original
maturities greater than 90 days and less than one year that are classified as short-term investments in the Condensed
Consolidated Balance Sheets.
Cash Flow Analysis
The following table summarizes the changes in cash flows:

	Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in):	(in millions)
Operating activities	$1,921	$1,630
Investing activities	366	(462)
Financing activities	(4,982)	(2,386)
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
Net cash provided by operating activities increased $291
million for the nine months ended September 30, 2026
compared with the same period in 2025. The increase was
primarily driven by higher net income and an increase in
adjustments to net income, partially offset by changes in
working capital, as discussed above.
Net Cash Provided by (Used in) Investing Activities
Net cash provided by (used in) investing activities increased for the nine months ended September 30, 2026 compared
with the same period in 2025. This was primarily driven by
higher proceeds from net sales and redemption of
investments related to default funds and margin deposits of
$1,199 million, which does not impact Nasdaq's cash, cash
equivalents, restricted cash or restricted cash equivalents as it relates to customer funds. The increase is also driven by
lower other investing activities, which primarily represents purchases of minority investments made through our
corporate venture program, of $60 million and higher
proceeds from divestitures, net of cash divested of $40
million. The increase was partially offset by a net increase in purchases of securities of $291 million, primarily due to
more regulatory capital being invested in investments with
original maturities greater than 90 days, purchases of
corporate debt securities of $100 million, an acquisition of a business, net of cash and cash equivalents acquired of $58
million and purchases of property and equipment of $22
million.
See Note 4, “Acquisitions and Divestitures,” and Note 6,
“Investments,” to the condensed consolidated financial
statements for further discussion.
Net Cash Used in Financing Activities
Net cash used in financing activities increased for the nine months ended September 30, 2026 compared with the same
period in 2025 primarily driven by higher outflows of cash
from the default funds and margin deposits of $2,218 million, which does not impact Nasdaq's cash, cash equivalents,
restricted cash or restricted cash equivalents as it relates to customer funds, increases in repurchases of common stock of
$896 million and an increase in dividends paid of $52
million. These increases were partially offset by a decrease in repayment of debt of $295 million and issuance of
commercial paper, net of $269 million.
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
Short-term Investments
Our short-term investments totaled $151 million as of
September 30, 2026 and $28 million as of December 31,
2025. Of these securities, $134 million as of September 30,
2026 and $18 million as of December 31, 2025 are assets
primarily utilized to meet regulatory capital requirements,
mainly for our clearing operations at Nasdaq Clearing. The

increase in this balance as of September 30, 2026 is primarily due to more capital held for regulatory purposes being
invested in investments with original maturities greater than
90 days, classified as short-term investments. This increase was partially offset by a decrease in regulatory capital
requirements due to the sale of our Nordic power futures
business. See Restricted Cash and Cash Equivalents above
and Note 6, “Investments,” to the condensed consolidated
financial statements for further discussion.
Regulatory Capital Requirements
Clearing Operations Regulatory Capital Requirements
We are required to maintain minimum levels of regulatory
capital for the clearing operations of Nasdaq Clearing. The
level of regulatory capital required to be maintained is
dependent upon many factors, including market conditions
and creditworthiness of the counterparty. As of September
30, 2026, our required regulatory capital of $104 million was primarily comprised of European government debt securities
that are included in short-term investments in the Condensed
Consolidated Balance Sheets.
Broker-Dealer Net Capital Requirements
Our broker-dealer subsidiaries, Nasdaq Execution Services
and Nasdaq Capital Markets Advisory, are subject to
regulatory requirements intended to ensure their general
financial soundness and liquidity. These requirements
obligate these subsidiaries to comply with minimum net
capital requirements. As of September 30, 2026, the
combined required minimum net capital was immaterial and
the combined excess capital totaled $14 million, substantially all of which is held in cash and cash equivalents in the
Condensed Consolidated Balance Sheets. The required
minimum net capital is included in restricted cash and cash
equivalents in the Condensed Consolidated Balance Sheets.
Nordic and Baltic Exchange Regulatory Capital
Requirements
The entities that operate trading venues in the Nordic and
Baltic countries are each subject to local regulations and are required to maintain regulatory capital intended to ensure
their general financial soundness and liquidity. As of
September 30, 2026, our required regulatory capital of $40
million was primarily invested in European government debt
securities that are included in short-term investments in the
Condensed Consolidated Balance Sheets and cash and cash
equivalents, which is included in restricted cash and cash
equivalents in the Condensed Consolidated Balance Sheets.
Other Capital Requirements
We operate several other businesses which are subject to
local regulation and are required to maintain certain levels of regulatory capital. As of September 30, 2026, other required regulatory capital of $13 million, primarily related to Nasdaq
Central Securities Depository, was primarily invested in
European government debt securities that are included in
short-term investments in the Condensed Consolidated
Balance Sheets and cash and cash equivalents, which is
included in restricted cash and cash equivalents in the
Condensed Consolidated Balance Sheets.
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

	2026	2025
First quarter	$0.27	$0.24
Second quarter	0.31	0.27
Third quarter	0.31	0.27
Total	$0.89	$0.78
See “Cash Dividends on Common Stock,” of Note 11,
“Nasdaq Stockholders’ Equity,” to the condensed
consolidated financial statements for further discussion of the dividends.

Debt Obligations
Our outstanding debt obligations, by contractual maturity, at September 30, 2026 are as follows (in U.S. Dollar millions):
■ U.S. Notes  ■ Euro Notes

$1,200
$800
$400
$—
'28
'29
'30
'31
'32
'33
'34
/
'40
/
'50
/
'52
'53
/
'63

As of and for the nine months ended September 30, 2026, the
weighted average interest rate on our debt obligations was
approximately 3.7%. This rate can fluctuate based on changes in foreign currency exchange rates and changes in the amount and duration of outstanding debt. See “Foreign Currency
Exchange Rate Risk” below for further discussion on
hedging associated with our Euro Notes. In June 2026,
Nasdaq amended and restated our existing $1.25 billion five-
year revolving credit facility, with a new maturity date of
June 30, 2031, and increased the borrowing capacity to
$1.50 billion. In addition to the 2026 Revolving Credit
Facility, we also have other credit facilities primarily to
support our Nasdaq Clearing operations in Europe, as well as to provide a cash pool credit line.
As of September 30, 2026, we were in compliance with the
covenants of all of our debt obligations.
See Note 8, “Debt Obligations,” to the condensed
consolidated financial statements for further discussion of our debt obligations.
CONTRACTUAL OBLIGATIONS AND CONTINGENT
COMMITMENTS
Nasdaq had no significant changes to our contractual
obligations and contingent commitments from those
disclosed in “Part II. Item 7. Management’s Discussion and
Analysis of Financial Condition and Results of Operations”
in our Annual Report on Form 10-K that was filed with the
SEC on February 12, 2026.
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
Interest Rate Risk
We are subject to the risk of fluctuating interest rates in the normal course of business. Our exposure to market risk for
changes in interest rates relates primarily to our short-term investments and debt obligations, which are discussed below.
We may enter into transactions that expose us to interest rate risk, for which we may utilize interest rate derivatives
agreements to manage that risk.
Short-Term Investments
As of September 30, 2026, our investment portfolio was
primarily comprised of highly rated European government
debt securities, which pay a fixed rate of interest. These
securities are subject to interest rate risk and the fair value of these securities will decrease if market interest rates increase.
The impact of an immediate increase to market interest rates, uniformly, by a hypothetical 100 basis points from levels as of September 30, 2026, would not have a material impact on
our financial statements.
Debt Obligations
As of September 30, 2026, the majority of our outstanding
debt obligations are fixed-rate obligations. Interest rates on certain tranches of notes are subject to adjustment to the
extent our debt rating is downgraded below investment grade, as further discussed in Note 8, “Debt Obligations,” to the
condensed consolidated financial statements. While changes
in interest rates will have no impact on the interest we pay on fixed-rate obligations, we are exposed to changes in interest rates as a result of the borrowings under our 2026 Revolving
Credit Facility, as this facility has a variable interest rate. We may also be exposed to changes in interest rates if there are amounts outstanding from the sale of commercial paper
under our commercial paper program, which have variable
interest rates. As of September 30, 2026, we have $269
million outstanding under our commercial paper program. A
hypothetical 100 basis points increase in interest rates on our outstanding commercial paper would not have a material
impact on our financial statements.
Foreign Currency Exchange Rate Risk
We are subject to foreign currency exchange rate risk. Our
primary transactional exposure to foreign currency
denominated revenues less transaction-based expenses and
operating income for the three and nine months ended
September 30, 2026 is presented in the following tables. The tables below do not include the offsetting impact of our
hedging programs.

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar
	(in millions, except currency rate)
Three Months Ended September 30, 2026
Average FX rate to the U.S. dollar	1.151	0.104	0.715	#	N/A
Percentage of revenues less transaction- based expenses	6.5%	3.1%	0.6%	3.1%	86.7%
Percentage of operating income	7.2%	(0.9)%	(5.2)%	(7.4)%	106.3%
Impact of a 10% adverse currency fluctuation on revenues less transaction- based expenses	$(10)	$(5)	$(1)	$(5)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(5)	$(1)	$(4)	$(5)	$—

	Euro	Swedish Krona	Canadian Dollar	Other Foreign Currencies	U.S. Dollar
	(in millions, except currency rate)
Nine Months Ended September 30, 2026
Average FX rate to the U.S. dollar	1.161	0.107	0.722	#	N/A
Percentage of revenues less transaction- based expenses	7.3%	3.4%	0.7%	3.3%	85.3%
Percentage of operating income	9.6%	(1.6)%	(5.4)%	(7.2)%	104.6%
Impact of a 10% adverse currency fluctuation on revenues less transaction- based expenses	$(32)	$(15)	$(3)	$(14)	$—
Impact of a 10% adverse currency fluctuation on operating income	$(20)	$(3)	$(11)	$(15)	$—
__________
#Represents multiple foreign currency rates.
N/ANot applicable.

The adverse impacts shown in the preceding tables should be
viewed individually by currency and not in aggregate, due to the correlation between changes in exchange rates for certain currencies.
We may use foreign exchange contracts to hedge a portion of
our forecasted foreign currency denominated revenues and
expenses in the normal course of business. We hedge these
cash flow exposures to reduce the risk that our earnings and cash flows will be adversely affected by changes in exchange rates. These foreign exchange contracts are carried at fair
value, with maturities that can range up to 18 months. We
record changes in fair value of these cash flow hedges of
foreign currency denominated revenue and expenses in
accumulated other comprehensive loss in the Condensed
Consolidated Balance Sheets, until the forecasted transaction occurs. When the forecasted transaction affects earnings, or in the event the underlying forecasted transaction does not
occur, or it becomes probable that it will not occur, we
reclassify the related gain or loss on the cash flow hedge to revenue or operating expenses, as applicable. As of
September 30, 2026, the fair value of our derivatives
designated as cash flow hedging instruments are not material.
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
Our primary exposure to net assets in foreign currencies as of
September 30, 2026 is presented in the following table:

	Net Assets	Impact of a 10% Adverse Currency Fluctuation
	(in millions)
Swedish Krona	$3,053	$(305)
Canadian Dollar	132	(13)
Norwegian Krone	106	(11)
Australian Dollar	106	(11)
British Pound	77	(8)
In the table above, Swedish Krona includes goodwill of
$2,290 million and intangible assets, net of $459 million.
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
Changes in Internal Control Over Financial Reporting
There have been no changes in Nasdaq’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule
15d-15(f) under the Exchange Act) that occurred during the
quarter ended September 30, 2026 that have materially
affected, or are reasonably likely to materially affect,
Nasdaq’s internal control over financial reporting.
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
Under our board approved share repurchase program, we
may repurchase shares from time to time at prevailing market prices in open market purchases, privately-negotiated
transactions, block purchases, an accelerated share
repurchase program or otherwise, as determined by our
management. As of September 30, 2026, the remaining
aggregate authorized amount under the existing share
repurchase program was $2.2 billion. The share repurchase
program may be suspended, modified or discontinued at any
time, and has no defined expiration date.
The table below represents repurchases made by or on behalf
of us or any “affiliated purchaser” of our common stock
during the fiscal quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2026
Share repurchase program	3,028,732	$90.16	3,028,732	$2,256
Employee transactions	8,523	$81.39	N/A	N/A
August 2026
Share repurchase program	103,268	$94.54	103,268	$2,246
Employee transactions	385	$99.16	N/A	N/A
September 2026
Share repurchase program	435,940	$91.70	435,940	$2,206
Employee transactions	1,041	$93.09	N/A	N/A
Total Quarter Ended September 30, 2026
Share repurchase program	3,567,940	$90.47	3,567,940	$2,206
Employee transactions	9,949	$83.30	N/A	N/A
In the table above:
•N/A - Not applicable.
•Employee transactions represents shares surrendered to us
to satisfy tax withholding obligations arising from the
vesting of restricted stock and PSUs previously issued to
employees.
•For July 2026, shares listed under share repurchase
program in the table above include repurchases under the
ASR agreement.
•See “Share Repurchase Program,” of Note 11, “Nasdaq
Stockholders’ Equity,” to the condensed consolidated
financial statements for further discussion of our share
repurchase program.

Item 5. Other Information
During the three months ended September 30, 2026, none of
the Company’s directors or officers adopted, terminated or
modified a “Rule 10b5-1 trading arrangement” or “non-Rule
10b5-1 trading arrangement” (as such terms are defined in
Item 408 of Regulation S-K), except as follows and which is
intended to satisfy the affirmative defense of Rule 10b5-1(c):
on September 13, 2026, Adena T. Friedman, Chair and Chief
Executive Officer, adopted a Rule 10b5-1 trading plan to
arrange for, over a period of time in 2027, the sale of up to
100,000 shares of our common stock. The sale may begin as
early as January 4, 2027, pursuant to the terms of the trading plan, and the plan expires on December 31, 2027. Assuming
all planned sales are completed under the plan, Ms. Friedman will continue to meet the Company’s executive stock
ownership guidelines and her stake in the Company will
remain significant. The trading plan has been adopted for
financial diversification and tax-planning purposes. Ms.
Friedman’s belief in the Company’s prospects remains
strong. In addition, as part of her tax-planning strategy, Ms.
Friedman expects to donate a portion of her shares of our
common stock in 2027 to charitable organizations and/or a
donor-advised fund, where the gifted shares will be used to
support philanthropic initiatives.
Item 6. Exhibits

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

101
The following materials from the Nasdaq,
Inc. Quarterly Report on Form 10-Q for the
quarter ended September 30, 2026, formatted
in iXBRL (Inline eXtensible Business
Reporting Language): (i) Condensed
Consolidated Balance Sheets as of
September 30, 2026 and December 31, 2025;
(ii) Condensed Consolidated Statements of
Income for the three and nine months ended
September 30, 2026 and 2025; (iii)
Condensed Consolidated Statements of
Comprehensive Income for the three and
nine months ended September 30, 2026 and
2025; (iv) Condensed Consolidated
Statements of Changes in Stockholders’
Equity for the three and nine months ended
September 30, 2026 and 2025; (v)
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
undersigned, thereunto duly authorized, on October 22, 2026.

Nasdaq, Inc.
(Registrant)

By:	/s/ Adena T. Friedman
Name:	Adena T. Friedman
Title:	Chief Executive Officer
Date:	October 22, 2026

By:	/s/ Sarah Youngwood
Name:	Sarah Youngwood
Title:	Executive Vice President and Chief Financial Officer
Date:	October 22, 2026